Form 10-Q
period 2007-03-31
Constellation Energy Partners LLC
filed 2007-05-10
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-33147

Constellation Energy Partners LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3742489
(State of organization)	(I.R.S. Employer Identification No.)

111 Market Place Baltimore, Maryland	21202
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (410) 468-3500

Securities registered pursuant to Section 12(b) of the Act:

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

Common Units outstanding on April 30, 2007: 13,301,578 units

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In 000’s except unit data)
Revenues
Gas sales	$11,307	$9,747
Loss from mark-to-market activities (see Note 5)	(2,782)	—

Total revenues	8,525	9,747
Expenses:
Operating expenses:
Lease operating expenses	1,595	1,912
Production taxes	459	576
General and administrative	1,619	1,095
Loss on sale of asset	95	—
Depreciation, depletion, and amortization	1,959	1,745
Accretion expense	36	36

Total operating expenses	5,763	5,364
Other expense (income)
Interest expense	559	—
Interest income	(51)	(49)

Total other expenses (income)	508	(49)

Total expenses	6,271	5,315

Net income	$2,254	$4,432
Other comprehensive loss	(9,780)	—

Comprehensive (loss) income	$(7,526)	$4,432

Earnings per unit
Earnings per unit—Basic	$0.20	$0.39
Units outstanding—Basic	11,320,300	11,320,300
Earnings per unit—Diluted	$0.20	$0.39
Units outstanding—Diluted	11,320,300	11,320,300
Distributions declared and paid per unit	$0.2111	$—

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
	(In 000’s)
ASSETS

Current assets
Cash and cash equivalents	$8,065	$7,485
Accounts receivable	6,101	9,609
Prepaid expenses	477	317
Risk management assets	2,663	8,654
Acquisition escrow deposit	10,020	—
Other	19	22

Total current assets	27,345	26,087
Natural gas properties (See Note 7)
Natural gas properties, equipment and facilities	186,434	181,995
Material and supplies	1,486	1,264
Less accumulated depreciation, depletion and amortization	(13,559)	(11,620)

Net natural gas properties	174,361	171,639
Other assets
Debt issue costs (net of accumulated amortization of $128 at March 31, 2007 and $48 at December 31, 2006)	1,125	1,138
Risk management assets	2,529	4,761
Other non-current assets	72	72

Total assets	$205,432	$203,697

LIABILITIES AND MEMBERS’ EQUITY

Liabilities
Current liabilities
Accounts payable	$22	$66
Payable to affiliate	913	2,836
Accrued liabilities	4,176	3,017
Environmental liabilities	721	721
Royalty payable	2,135	2,367
Mark-to-market derivative liabilities	1,618	—

Total current liabilities	9,585	9,007
Other liabilities
Asset retirement obligation	2,786	2,730
Mark-to-market derivative liabilities	1,017	—
Debt	32,000	22,000

Total other liabilities	35,803	24,730

Total liabilities	45,388	33,737

Commitments and contingencies (Note 9)

Class D Interests	8,000	8,000

Members’ equity
Class A units, 226,406 shares authorized, issued and outstanding	2,974	2,977
Class B units, 11,543,894 shares authorized, 11,093,894 shares issued and outstanding	145,737	145,870
Accumulated other comprehensive income	3,333	13,113

Total members’ equity	152,044	161,960

Total liabilities and members’ equity	$205,432	$203,697

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In 000’s)
Cash flows from operating activities:
Net income	$2,254	$4,432
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Expenses paid by CCG on behalf of CEP	—	555
Depreciation, depletion and amortization	1,959	1,745
Amortization of debt issuance costs	80	—
Accretion of plugging and abandonment liability	36	36
Loss from disposition of property and equipment	95	—
Hedge ineffectiveness	(397)	—
Loss from mark-to-market activities	2,782	—
Changes in Assets and Liabilities:
Change in net derivative activities	(1,307)	—
Decrease in accounts receivable	3,508	1,252
Increase in prepaid expenses	(160)	(159)
Increase in other assets	3	(328)
Decrease in accounts payable	(44)	(920)
Decrease in payable to affiliate	(1,923)	(380)
Increase in accrued liabilities	(160)	603
(Decrease) increase in royalty payable	(232)	197

Net cash provided by operating activities	6,494	7,033

Cash flows from investing activities:
Acquisition of natural gas properties	—	(2,548)
Development of natural gas properties	(3,618)	(2,961)
Proceeds from sale of equipment	181	—
Acquisition escrow deposit account	(10,020)	—
Investment in affiliate cash pool	—	(12,049)

Net cash used in investing activities	(13,457)	(17,558)

Cash flows from financing activities:
Members’ distributions	(2,390)	—
Proceeds from issuance of debt	10,000	—
Repayment of debt	—	(4)
Debt issue costs	(67)	—

Net cash provided by (used in) financing activities	7,543	(4)

Net increase (decrease) in cash	580	(10,529)
Cash and cash equivalents, beginning of period	7,485	14,831

Cash and cash equivalents, end of period	$8,065	$4,302

Supplemental disclosures of cash flow information:
Non-cash items
Expenses paid by CCG on behalf of CEP	$—	$555
Accrued capital expenditures	1,652	943
Cash received during the period for interest	63	—
Cash paid during the period for interest	$(424)	$1

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive Income	Total Members’ Equity
	Units	Amount	Units	Amount
Balance, December 31, 2006	226,406	$2,977	11,093,894	$145,870	$13,113	$161,960
Contributions	—	—	—	—	—	—
Distributions	—	(48)	—	(2,342)	—	(2,390)
Change in fair value of commodity hedges	—	—	—	—	(7,351)	(7,351)
Cash gains on settlement of commodity hedges	—	—	—	—	(2,359)	(2,359)
Change in fair value of interest rate hedges	—	—	—	—	(70)	(70)
Net income	—	45	—	2,209	—	2,254

Balance, March 31, 2007	226,406	$2,974	11,093,894	$145,737	$3,333	$152,044

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2007 financial statement presentation.

CBM Equity IV Holdings, LLC was organized as a limited liability company on February 7, 2005 under the laws of the State of Delaware and had no principal operations prior to the Company’s acquisition of the Company’s properties in the Robinson’s Bend Field (the “Properties”) from Everlast Energy LLC (“Everlast”) on June 13, 2005. On May 10, 2006, CBM Equity IV Holdings, LLC changed its name to Constellation Energy Resources LLC. On July 18, 2006, Constellation Energy Resources LLC changed its name to Constellation Energy Partners LLC (“CEP” or the “Company”). The Company is a subsidiary of Constellation Energy Commodities Group, Inc. (“CCG”), which is owned by Constellation Energy Group, Inc. (NYSE: CEG) (“Constellation” or “CEG”). CEP completed its initial public offering on November 20, 2006, and is traded on the NYSE Arca under the symbol “CEP.” The Company is currently focused on the development, exploitation and acquisition of natural gas properties in the Robinson’s Bend Field located in the Black Warrior Basin in Alabama. The Company acquired the natural gas properties, including equipment, a natural gas gathering facility and a water treatment plant at the Properties, from Everlast effective June 13, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are consistent with those discussed in its Annual Report on Form 10-K for the year ended December 31, 2006. The information below provides updating information with respect to those policies.

Mark-to-Market Accounting

The Company records revenues using the mark-to-market method of accounting for derivative contracts for which it is not permitted to use hedge accounting. A discussion of the Company’s hedge accounting is included in Note 5, “Derivative and Financial Instruments.” These mark-to-market activities include derivative contracts for natural gas commodities. Under the mark-to-market method of accounting, the Company records the fair value of these derivatives as mark-to-market derivative assets and liabilities at the time of the contract execution. The Company records the fair market value changes in its mark-to-market derivatives in its Consolidated Statements of Operations.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures for fair value measurements. SFAS No. 157 is effective for all fair value measurements beginning January 1, 2008. The Company is currently assessing the potential impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115. Under SFAS No. 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 159 will have on its future consolidated financial statements.

3. ACQUISITIONS

The Company announced in March 2007 that it had entered into definitive purchase agreements to acquire certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas and interests in certain limited liability companies which own coalbed methane properties in the Cherokee Basin for approximately $115 million, subject to purchase price adjustments. The Company also executed a unit purchase agreement with third party investors to sell 2,207,684 common units at a price of $26.12 per unit and 90,376 newly-created Class E units at a price of $25.84 per unit in a private placement for an aggregate purchase price of approximately $60 million. The Class E units will convert into common units, on a one-for-one basis, upon obtaining common unit holder approval. The Company has undertaken to obtain this approval by July 22, 2007. Constellation Energy Partners Holding, LLC (“CEPH”), the owner of a majority of the outstanding common units, agreed to vote its common units in favor of the conversion. The Company also agreed to file a registration statement with the SEC registering for resale the common units and common units issuable upon conversion of the Class E units within 75 days after the closing of this acquisition. The proceeds from this equity private placement, together with borrowings under the Company’s existing credit facility, will fully fund the purchase price of the acquisition. The private placement was to close simultaneously with the acquisition of the properties in mid-April 2007. The Company entered into derivative transactions to hedge a portion of the future expected production associated with this acquisition and borrowed $10.0 million under its reserve-based credit facility to fund an acquisition escrow account. See Note 5 for a discussion of mark-to-market activities. On April 23, 2007, the Company closed this acquisition and the private placement. See Note 14 for further discussion.

4. INITIAL PUBLIC OFFERING

In the fourth quarter of 2006, the Company completed its initial public offering of an aggregate of 5,175,000 units representing Class B limited liability company interests (consisting of 4,500,000 units purchased by the underwriters on November 20, 2006 and 675,000 units purchased by the underwriters on November 28, 2006 pursuant to their option to purchase additional units) at an initial public offering price of $21.00 per unit in a firm commitment underwritten initial public offering pursuant to Registration Statement on Form S-1 (File No. 333-134995) declared effective by the SEC on November 14, 2006. Citigroup and Lehman Brothers Inc. acted as joint lead-managing underwriters of the offering.

The aggregate initial public offering price for the units registered and sold in the initial public offering was approximately $108.7 million. Net proceeds (after underwriting discounts and offering expenses of approximately $10.7 million) were approximately $98.0 million. CHI contributed $8.0 million to CEP in exchange for the Class D interests. CEP borrowed $30 million under its reserve-based credit facility. Using the $8.0 million received from CHI, CEP reduced its borrowings under the reserve-based credit facility. Using the net proceeds and cash on hand, a distribution of $122.8 million was made to CEPH as a reimbursement for capital expenditures incurred by CCG prior to this offering. The remaining proceeds were retained for working capital purposes. As of March 31, 2007, affiliates of CCG owned approximately 54% of the outstanding limited liability company interests of CEP.

5. DERIVATIVE AND FINANCIAL INSTRUMENTS

Hedging Activities

The Company has hedged a portion of its expected natural gas sales from currently producing wells through December 2009. The value of the cash flow hedges included in Accumulated other comprehensive income on the Consolidated Balance Sheets was a net unrecognized gain on derivative activities of approximately $4.0 million and $13.3 million at March 31, 2007 and December 31, 2006, respectively. The Company expects that $2.3 million will be reclassified from Accumulated other comprehensive income to the income statement in the next twelve months. There was approximately $0.4 million of income as a result of hedge ineffectiveness for the three months ended March 31, 2007.

At March 31, 2007 and December 31, 2006, the Company had debt outstanding of $32.0 million and $22.0 million, respectively. The Company entered into hedging arrangements in the form of an interest rate swap to reduce the impact of volatility of changes in the London interbank offered rate (“LIBOR”) on $16.5 million of the outstanding debt through October 2010. The interest rate swap has a termination date of February 20, 2010. This swap was designated as a cash flow hedge of the risk associated with changes in the designated benchmark interest rate (in this case, LIBOR) related to forecasted payments associated with interest on the reserve-based credit facility. The Company has accounted for the interest rate swap under the “long-haul” method under SFAS No. 133. There was no hedge ineffectiveness identified. The value of the Company’s cash flow hedges included in Accumulated other comprehensive income was a net unrecognized gain of approximately $60,000 at March 31, 2007 and $130,000 at December 31, 2006, respectively.

Mark-to-Market Activities

In March 2007, the Company entered into a combination of swaps and puts in connection with the anticipated acquisition of certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas. These derivative positions were accounted for as mark-to-market activities. For the three months ended March 31, 2007, the Company recognized a net unrealized loss of approximately $2.8 million in connection with these positions. At March 31, 2007, the fair value of these positions was a net liability of approximately $1.5 million.

In March 2007, the Company also entered into a credit support fee agreement with CEG under which CEG will guarantee credit support up to $25.0 million for financial derivatives that the Company entered into with The Royal Bank of Scotland plc (“RBS”). The guarantee will be in full force until the Company’s obligations to RBS under the derivative agreements are secured under its reserve-based credit facility, or March 31, 2008. In March 2007, the Company also entered into a credit support fee agreement with CEG under which CEG will guarantee credit support up to $11.5 million for additional financial derivatives that the Company entered into with BNP Paribas (“BNP”). The guarantee will be in full force until the Company’s obligations to BNP under the hedge agreements are secured under its reserve-based credit facility, or September 30, 2008. The Company paid CEG $0.2 million for the credit supports.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can occur between the fair value and carrying amount of financial instruments that are recorded at historical amounts. The amounts on the Consolidated Balance Sheets approximate fair value for the following financial instruments because of their short term nature: cash and cash equivalents, accounts receivable, other current assets, current liabilities and deferred credits, natural gas derivative instruments, and other liabilities. The Company believes the carrying value of long-term debt approximates its fair value because the fixed interest rates on the debt approximated market interest rates for debt with similar terms.

6. DEBT

Reserve-Based Credit Facility

On October 31, 2006, the Company entered into a $200.0 million secured revolving credit facility with a syndicate of commercial and investment banks, including RBS, as administrative agent. The credit facility will mature on October 31, 2010. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $75.0 million, but was increased to $105.0 million on April 5, 2007. The borrowing base will be re-determined semi-annually, and may be re-determined at the Company’s request more frequently and by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the natural gas and oil prices at such time. Any increase in the borrowing base will have to be approved by all of the lenders in the syndicate and any decrease in the borrowing base will have to be approved by lenders holding at least 66 2/3% of the commitments.

The Company’s obligations under the credit facility are secured by mortgages on its natural gas properties, as well as a pledge of all ownership interests in its subsidiaries. The Company was required to maintain the mortgages on properties representing at least 65% of its proved producing and proved non-producing reserves, until the increase in the borrowing base to $105 million, which resulted in the Company’s being required to maintain the mortgages on properties representing at least 85% of its proved producing and proved non-producing reserves. Additionally, the obligations under the credit facility are guaranteed by all of its operating subsidiaries and any future material subsidiaries.

At the Company’s election, interest will be determined by reference to:

•	LIBOR plus an applicable margin between 1.25% and 2.00% per annum based on utilization; or

•	a domestic bank rate plus an applicable margin between 0.25% and 1.00% per annum based on utilization.

Interest will generally be payable quarterly for domestic bank rate loans and at the applicable maturity date for LIBOR loans.

The credit facility contains covenants that, among other things, require the Company to maintain, as of the last day of each fiscal quarter, a ratio of Adjusted EBITDA (as defined in the credit agreement) to cash interest expense, each measured for the preceding quarter, of not less than 4.5 to 1.0; a ratio of total indebtedness to Adjusted EBITDA of not more than 3.5 to 1.0; and a ratio of current assets to current liabilities of not less than 1.0 to 1.0. A failure to maintain the foregoing ratios could result in an acceleration of any indebtedness in excess of $1.0 million and would constitute an event of default under the credit agreement that would prohibit the Company from making distributions. Debt issue costs incurred to date were approximately $1.2 million and will be amortized over the life of the facility.

As of March 31, 2007 and December 31, 2006, the Company had $32.0 million and $22.0 million, respectively, in outstanding debt under the reserve-based credit facility.

7. NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	March 31, 2007	December 31, 2006
	(In 000’s)
Natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$186,166	$181,747
Unproved property	108	88

Total property costs	186,274	181,835
Materials and supplies	1,486	1,264
Land	160	160

Total	187,920	183,259
Less: Accumulated depreciation, depletion and amortization	(13,559)	(11,620)

Natural gas properties and equipment, net	$174,361	$171,639

In February 2007, CEP sold a surplus compressor for $0.2 million and recorded a $0.1 million loss on the sale.

8. RELATED PARTY TRANSACTIONS

Prior to the initial public offering, the Company was owned by CCG. CCG performed various management tasks on behalf of CEP, including the operation and accounting functions. The costs to perform these management tasks were calculated by taking the percentage of time CCG employees were engaged with CEP business multiplied by their annual salary. CCG also processed the payroll and 401(k) transactions on behalf of CEP. These costs charged to CEP were calculated by taking the field employees’ total salary multiplied by a corporate overhead allocation percentage. Finally, CCG hired outside consultants to augment its current workforce specifically for the management of CEP. The full cost of these consultants was allocated to CEP. These costs totaled approximately $0.3 million for the three months ended March 31, 2006. CEP had a related party payable to CCG of $0.9 million and $2.8 million as of March 31, 2007 and December 31, 2006, respectively. This related party payable balance is included in current liabilities in the accompanying balance sheets.

In November 2006, CEP entered into a management services agreement with Constellation Energy Partners Management, LLC (“CEPM”) to provide certain management, technical and administrative services. These services include legal, accounting and finance, engineering and technical, risk management, information technology, and tax services, as well as acquisition services related to opportunities to acquire oil and natural gas reserves and related midstream assets. CEP will reimburse CEPM on a quarterly basis for expenses it incurs on CEP’s behalf, including employee compensation expenses. For the three months ended March 31, 2007, $0.4 million in costs were invoiced under this agreement.

As described further in Note 5, CEG and CEP entered into credit support fee agreements under which CEG will guarantee credit support for certain financial derivatives with two financial institutions. CEP paid CEG $0.2 million for the credit support, which is being amortized over the life of the credit support fee agreements.

In March 2007, CCG agreed to unconditionally indemnify CEP for any potential liability associated with the termination of a lease in Tuscaloosa County, Alabama in November 2006. The lease was originally executed in November 2003. CEP did not drill any wells on the lease and it was not held by production.

During the three months ended March 31, 2006, CCG paid $0.6 million of additional expenses on CEP’s behalf in exchange for additional equity in CEP. These expenses included legal fees, fees for consultants hired by CEP and various other expenses.

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

9. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, the Company is subject to possible loss contingencies arising from federal, state and local environmental, health, and safety laws and regulations and third-party litigation. As of March 31, 2007 and December 31, 2006, other than the matter discussed below, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP.

The Robinson’s Bend Field is subject to a net profits interest (“NPI”) held by Torch Energy Royalty Trust (the “Trust”) (See Note 11). The royalty payment to the Trust is calculated using a sharing arrangement with a pricing formula that has been below market and has had the effect of keeping CEP’s payments to the Trust lower than if such payments had been calculated based on prevailing market prices. If the sharing agreement were to terminate, CEP’s payments to the Trust could increase and CEP’s revenue could decrease, in each case compared to the amounts if the sharing arrangement remained in effect. CEP is uncertain of the financial impact of the NPI over the life of the Robinson’s Bend Field as it has volumetric and price risk variables. However, in order to address a portion of the risk of the potential adverse impact on CEP’s operating results from a termination of the sharing arrangement, Constellation Holdings, Inc. (“CHI”) contributed $8.0 million to CEP in exchange for all of CEP’s Class D interests at the closing of its initial public offering, to be used to protect the distributions to the common unit holders in the event the sharing arrangement is terminated. This contribution will be returned to CHI in 24 special quarterly distributions as long as the sharing agreement remains in effect for the distribution period.

For CEP’s 2007 drilling program, CEP has committed to purchase approximately $1.0 million in pipe from a vendor. As of March 31, 2007, CEP had purchased approximately $0.7 million of pipe related to this commitment.

10. ASSET RETIREMENT OBLIGATION

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the ARC is allocated to expense using a systematic and rational method over the asset’s useful life. The ARO recorded by CEP relates to the plugging and abandonment of natural gas wells, and decommissioning of the gas gathering and processing facilities.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO, a corresponding adjustment is made to the gas property balance.

The following table is a reconciliation of the ARO:

	March 31, 2007	December 31, 2006
	(In 000’s)
Asset retirement obligation, beginning balance	$2,730	$2,524
Liabilities incurred	20	65
Accretion expense	36	141

Asset retirement obligation, ending balance	$2,786	$2,730

At March 31, 2007 and December 31, 2006, there were no assets legally restricted for purposes of settling existing ARO’s. Additional retirement obligations increase the liability associated with new natural gas wells and other facilities as these obligations are incurred.

11. NET PROFITS INTEREST

Certain of the Properties are subject to a non-operating NPI. The holder of the NPI, the Trust, does not have the right to receive production from the Properties. Instead, the Trust only has the right to receive a specified portion of the future contractual cash flows from specified wells as defined by the Net Overriding Royalty Conveyance Agreement. The Company records the NPI as an overriding royalty interest net in revenue in the Consolidated Statements of Operations.

Amounts due to the Trust with respect to NPI are comprised of the sum of the Net Proceeds and the Infill Net Proceeds, which are described below.

The Net Proceeds equal the lesser of (i) 95% of the net proceeds from 393 producing wells at the Properties and (ii) the net proceeds from the sale of 912.5 MMcf of natural gas for the quarter. Net proceeds equal gross proceeds, currently calculated by reference to the gas purchase contract (for a description of the gas purchase contract, please read Item 1. “Business—Natural Gas Data—Torch Royalty NPI—The Gas Purchase Contract in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), less specified costs attributable to the Properties. The specified costs deducted for purposes of calculating net proceeds for purposes of clause (i) of the first sentence of this paragraph (the NPI Net Proceeds Calculation) include: (a) delay rentals, shut-in royalties and similar payments, (b) property, production, severance and similar taxes and related audit charges, (c) specified refunds, interest or penalties paid to purchasers of hydrocarbons or governmental agencies, (d) certain liabilities for environmental damage, personal injury and property damage, (e) certain litigation costs, (f) costs of environmental compliance, (g) specified operating costs incurred to produce hydrocarbons, (h) specified development costs (including costs to increase recoverable reserves or the timing of recovery of such reserves), (i) costs of specified lease renewals and extensions and unitization costs, and (j) the unrecovered portion, if any, of the foregoing costs for preceding time periods plus interest on such unrecovered portion at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. The specified costs deducted for purposes of calculating net proceeds for purposes of clause (ii) of the first sentence of this paragraph include: (a) property, production, severance and similar taxes, (b) specified refunds, interest or penalties paid to purchasers of hydrocarbons or governmental agencies, and (c) the unrecovered portion, if any, of the foregoing costs for preceding time periods plus interest on such unrecovered portion at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. Net proceeds are calculated quarterly and any negative balance (expenses in excess of revenues) within the “net proceeds” calculation accumulates and is charged interest as described above.

The cumulative “Net NPI Proceeds” balance must be greater than $0 before any payments are made to the Trust. The cumulative Net Proceeds was a deficit for the three months ended March 31, 2007. As a result, no payments have been made to the Trust with respect to the NPI in 2007. With respect to production for the three months ended March 31, 2006, CEP paid the Trust a total of $0.2 million.

The calculation of the Infill Net Proceeds uses the same methodology as the NPI Net Proceeds Calculation described above except that the proceeds and costs are attributable not to the NPI Net Proceeds Wells, but to the remaining wells that are subject to the NPI and that have been drilled since the Trust was formed and wells that will be drilled (other than wells drilled to replace damaged or destroyed wells), in each case on leases subject to the NPI. The NPI in the Infill Wells entitles the Trust to receive 20% of the Infill Net Proceeds. There has never been a payout on the Infill Net Proceeds.

12. ENVIRONMENTAL LIABILITY

The Company is subject to costs resulting from an increasing number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. As of March 31, 2007 and December 31, 2006, accrued environmental obligations were $0.7 million, which were classified as current on CEP’s balance sheet.

13. DISTRIBUTIONS TO UNITHOLDERS

On February 14, 2007, the Company paid a distribution for the fourth quarter of 2006 to the unitholders of record at February 7, 2007, prorated from the date of the Company’s initial public offering on November 20, 2006. The distribution was paid to holders of common units and Class A units at a rate of $0.2111 per unit.

On April 24, 2007, the Company declared a distribution for the first quarter of 2007 to unitholders of record at May 8, 2007. The distribution will be paid on May 15, 2007 to holders of common units, Class A units and Class E units at a rate of $0.4625 per unit.

A distribution of $333,333 will be paid to the holder of the Company’s Class D interests on May 15, 2007.

14. SUBSEQUENT EVENTS

Equity Issuance

On April 23, 2007, the Company issued an additional 2,207,684 common units and 90,376 newly-created Class E units to third party investors in a private placement for an aggregate purchase price of approximately $60 million. As a result of this issuance, affiliates of CCG own approximately 45% of the outstanding limited liability company interests of CEP.

Acquisition

On April 23, 2007, the Company closed the acquisition of certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas for approximately $115 million, subject to purchase price adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in the Company’s most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed by Constellation Energy Group, Inc. (“Constellation”) on February 7, 2005 to acquire oil and natural gas properties (“E&P properties”) as well as related midstream assets. At March 31, 2007, our estimated proved reserves were 100% natural gas and were located in the Robinson’s Bend Field in Alabama’s Black Warrior Basin. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase the amount of our future quarterly distributions. Our strategies for achieving this objective are to:

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

In April 2007, we completed the acquisition of coalbed methane properties located in the Cherokee Basin in Kansas and Oklahoma, as discussed in more detail in Notes 3 and 14 to our consolidated financial statements.

Unless the context requires otherwise, any reference in this Quarterly Report on Form 10-Q to “Constellation Energy Partners,” “we,” “our,” “us,” “CEP,” the “successor company” or the “Company” means Constellation Energy Partners LLC and its subsidiaries. References in this Quarterly Report on Form 10-Q to “Constellation,” “CCG” and “CEPM” are to Constellation Energy Group, Inc., Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Management, LLC, respectively.

How We Evaluate our Operations

We use a variety of financial and operations measures to assess our performance, including a non-GAAP financial measure, Adjusted EBITDA. This measure is not calculated or presented in accordance with generally accepted accounting principles (“GAAP”).

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

The following table presents a reconciliation of net income, our most directly comparable GAAP performance measure, to Adjusted EBITDA for each of the periods presented:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
	(In 000’s)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$2,254	$4,432
Adjusted by:
Interest expense (income), net	508	(49)
Depreciation, depletion and amortization	1,959	1,745
Accretion of asset retirement obligation	36	36
Loss on sale of asset	95	—
Loss on mark-to-market activities	2,782	—
Unrealized gain on natural gas derivatives	(397)	—

Adjusted EBITDA	$7,237	$6,164

Significant Operational Factors for the Three Months Ended March 31, 2007

•

Realized Prices. Our average realized price for the three months ended March 31, 2007, including hedges, was $6.95 per Mcf. This realized price included the impact of losses on mark-to-market derivatives that were entered into in anticipation of closing our acquisition of additional coalbed methane properties in Kansas and Oklahoma.

•	Production. Our production during the first three months of 2007 was 1.2 Bcf, or an average of 13,633 Mcf per day. Our March 2007 production was approximately 13,800 Mcf per day.

•

Capital Expenditures and Drilling Results. For the three months ended March 31, 2007, we incurred $4.9 million in capital expenditures. We have accelerated our drilling program in the Robinson’s Bend Field and have drilled and completed eight wells with a 100% drilling success rate. On average, these wells came on-line producing 60 Mcf per day. We have also begun drilling an additional eight wells, which were not yet completed as of March 31, 2007. We expect to complete our 2007 drilling program in the Robinson’s Bend Field by June 30, 2007.

•

Operating Expenses. Our operating expenses declined in the first quarter of 2007, as we reduced discretionary costs associated with field maintenance programs that were implemented after we acquired our initial properties in the Robinson’s Bend Field.

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

While we are consolidated with Constellation for accounting purposes, or through December 31, 2007 if we are no longer consolidated, we will be required under the management services agreement to use Constellation for legal, accounting, finance, tax and risk management services. Constellation does not have any obligation to provide us with acquisition services under the management services agreement, but we expect that their ownership of our Class A units, common units and management incentive interests will provide them with an incentive to grow our business by helping us to identify, evaluate and complete acquisitions that will be accretive to our distributable cash.

•

Hedging Activities. We have implemented a hedging program that uses derivatives to reduce the impact of commodity price volatility on our anticipated cash flows. Our intention is to hedge approximately 80% of our forecasted production for a five year period. Our management, however, may modify the hedging percentages and strategies as it deems appropriate for market conditions and other business strategies. For 2007, we have hedged 4,199,996 MMBtu of our projected production for the Robinson’s Bend Field at a weighted average price of $9.19 per MMBtu.

In conjunction with the definitive purchase agreements to acquire certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas, we entered into derivative transactions to hedge certain of the future expected production associated with this acquisition. These derivatives were accounted for using mark-to-market accounting at March 31, 2007, resulting in an unrealized loss of approximately $2.8 million.

•

NPI Agreement. As of March 31, 2007, 421 of our wells in the Robinson’s Bend Field were subject to a net profits interest (“NPI”) held by the Torch Energy Royalty Trust (the “Trust”). Through the NPI, the Trust is entitled to a royalty payment, calculated as a percentage of the net revenue, that is, specified revenues reduced by specified associated expenditures, from the wells subject to the NPI in the Robinson’s Bend Field. Under the terms of the NPI and related contractual arrangements, the royalty payment we are required to make to the Trust under the NPI is calculated using a sharing arrangement with a pricing formula that has been below market and has had the effect of keeping the payments to the Trust significantly lower than if such payments had been calculated based on then prevailing market prices. Reserves attributable to the NPI are not included in our year-end 2006 estimate of proved reserves. The sharing arrangement may be terminated under specified circumstances that are beyond our control. If we lose the benefit of the sharing arrangement in respect of calculating payments under the NPI, the payments to the Trust could increase and our revenues could decrease, in each case compared to the amounts if the sharing arrangement remained in effect.

•

Acquisition. We announced in March 2007 that we had entered into definitive purchase agreements to acquire certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas and interests in certain limited liability companies which own coalbed methane properties in the Cherokee Basin for approximately $115 million. The properties consist of over 550 producing wells currently producing approximately 7,900 Mcf/day. The acquisition provides over 800 drilling and recompletion opportunities on approximately 96,000 gross acres. We also executed a unit purchase agreement with third party investors to sell 2,207,684 common units at a price of $26.12 per unit and 90,376 newly-created Class E units at a price of $25.84 per unit in a private placement for an aggregate purchase price of approximately $60 million. The Class E units will convert into common units, on a one-for-one basis, upon obtaining common unit holder approval. We have undertaken to obtain this approval by July 22, 2007. Constellation Energy Partners Holdings, LLC (“CEPH”), the owner of a majority of the outstanding common units, agreed to vote its common units in favor of the conversion. We also agreed to file a registration statement with the SEC registering for resale the common units and common units issuable upon conversion of the Class E units within 75 days after the closing of the acquisition. The proceeds from this equity private placement, together with funds available under our existing credit facility, fully funded the purchase price of the acquisition and the private placement closed simultaneously with the acquisition of the properties in mid-April 2007. We entered into derivative transactions to hedge a portion of the future expected production associated with this acquisition.

•

Debt. We currently have $32.0 million outstanding under our secured revolving credit facility. The initial borrowing base was set at $75.0 million, but was increased to $105.0 million on April 5, 2007. The credit facility will mature in October 2010. In March 2007, we borrowed an additional $10.0 million to fund an escrow account for the purchase of additional properties in Kansas and Oklahoma.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	Variance
	(In 000’s, except production, cost and price data)
Revenues:
Gas Sales	$11,307	$9,747	$1,560
Loss from mark-to-market activities	(2,782)	—	(2,782)

Total Revenues	8,525	9,747	(1,222)

Operating expenses:
Lease operating expenses	1,595	1,912	(317)
Production taxes	459	576	(117)
General and administrative expenses	1,619	1,095	524
Loss on sale of asset	95	—	95
Depreciation, depletion and amortization	1,959	1,745	214
Accretion expenses	36	36	—

Total operating expenses	5,763	5,364	399
Other expenses/(income):
Interest expense	559	—	559
Interest (income)	(51)	(49)	(2)

Total other expenses/ (income)	508	(49)	557

Total expenses	6,271	5,315	956

Net income	$2,254	$4,432	$(2,178)

Net production:
Total production (MMcf)	1,227	1,110	117
Average daily production (Mcf/d)	13,633	12,300	1,333
Average sales prices:
Price per Mcf including hedges	$6.95 (a)	$8.78	$(1.83)
Price per Mcf excluding hedges	$6.97	$8.78	$(1.81)
Average unit costs per Mcf:
Field operating expenses(b)	$1.67	$2.24	$(0.57)
Lease operating expenses	$1.30	$1.72	$(0.42)
Production taxes	$0.37	$0.52	$(0.15)
General and administrative expenses	$1.32	$0.99	$0.33
Depreciation, depletion and amortization	$1.60	$1.57	$0.03

(a)	Includes the impact of mark-to-market losses on derivatives that do not qualify for cash flow hedging.
(b)	Field operating expenses include lease operating expenses and production taxes.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Gas sales. Natural gas sales increased $1.6 million, or 16.0%, to $11.3 million for the three months ended March 31, 2007. Of this increase, $1.0 million was attributable to increased production volumes and $0.7 million was attributable to our hedge program, offset by the impact of lower market prices for natural gas. Production through March 31, 2007 was 1.2 Bcf, which was higher than the three months ended March 31, 2006 as a result of our drilling program and operational improvements. We hedged approximately 80% of our production from January 2007 through March 2007. Our realized prices declined from 2006 to 2007 because of lower natural gas prices and the impact of our mark-to-market activities described below.

Hedging and mark-to-market activities. We did not have any mark-to-market derivatives for the three months ended March 31, 2006. However, in conjunction with the definitive purchase agreements to acquire certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas, we entered into derivative transactions to hedge a portion of the future expected production associated with this acquisition. These derivatives are accounted for as mark-to-market derivatives and are recorded at fair value in our financial statements. For the period ended March 31, 2007, the unrealized mark-to-market loss was $2.8 million.

We entered into cash flow hedges beginning in October 2006 in an effort to reduce our exposure to short-term fluctuations in natural gas prices. For the three months ended March 31, 2007, we recognized income of approximately $0.4 million related to hedge ineffectiveness.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes. Production taxes are a function of volumes and revenues generated from production. Ad valorem taxes vary by county and are based on the value of our wells, equipment and reserves. We assess our field operating expenses by monitoring the expenses in relation to the volume of production and the number of producing wells.

For the three months ended March 31, 2007, field operating expenses decreased $0.4 million, or 17.4%, to $2.1 million, compared to expenses of $2.5 million for the three months ended March 31, 2006. This decrease was primarily the result of our reduced discretionary costs in the Robinson’s Bend Field during the three months ended March 31, 2007. Our per unit costs decreased from $2.24 per Mcf in 2006 to $1.67 per Mcf in 2007 because of lower expenditures described above and higher production volumes.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, costs billed by CEPM under our management services agreement and other costs not directly associated with field operations. We monitor general and administrative expenses in relation to our production volumes and the number of producing wells.

General and administrative expenses increased $0.5 million, or 47.9%, to $1.6 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. This increase was primarily due to the increased expenses related to being a public company, $0.1 million in expenses related to the Constellation credit support fee, and expenses related to the management services agreement, under which CEPM bills us for services and costs incurred on our behalf. In the first quarter of 2007, CEPM allocated $0.4 million in expenses to us for labor and other charges.

Loss on sale of asset. In February 2007, we sold a surplus compressor for approximately $0.2 million and recorded a loss on the sale of $0.1 million.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion would change in the same direction.

Our depreciation, depletion and amortization expense for the three months ended March 31, 2007 was $2.0 million, or $1.60 per Mcf, compared to $1.7 million, or $1.57 per Mcf, for the three months ended March 31, 2006. This increase reflects the increased basis in our assets resulting from additional capital expenditures between March 31, 2006 and March 31, 2007. As described above, we calculate depletion using units-of-production under the successful efforts method of accounting.

Interest expense. Interest expense for the three months ended March 31, 2007 increased $0.6 million as compared to the three months ended March 31, 2006. This increase was due to the borrowings under our reserve-based credit facility, which we entered into on October 31, 2006. At March 31, 2007, we had an outstanding balance under the credit facility of $32.0 million.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2007 and for the three months ended March 31, 2006. During the three months ended March 31, 2007, we earned interest income by utilizing overnight investments on our excess cash balances. In 2006, our interest income was earned on our cash pool arrangement with CCG. As of November 2006, we ceased participation in the cash pool arrangement.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflects the changes in the fair market value of our open hedge positions. At March 31, 2007, the balance was $3.3 million compared to a balance of $13.1 million at December 31, 2006. This decrease reflects an increase in the market prices for natural gas. The decrease is shown in our consolidated statements of operations and comprehensive (loss) income as a loss of $9.8 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we utilized proceeds from credit facility borrowings and cash flow from operations as our primary sources of capital. As of March 31, 2007, our primary use of capital has been for the development of natural gas properties. As we pursue our growth strategy, we will be monitoring the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves. Based upon our current expectations, we expect to continue to generate cash flow sufficient to support our projected maintenance capital expenditures and operations of our business.

In addition, our reserve-based credit facility may be used to help finance future expansion capital expenditures, such as drilling and recompletions beyond that required to maintain production, as well as acquisitions. At March 31, 2007, we had $32.0 million of debt outstanding under the reserve-based credit facility and $43.0 million in unused borrowing capacity. In March 2007, we borrowed $10.0 million to fund an escrow account for a portion of the $115.0 million purchase price associated with the expected purchase of additional properties in Kansas and Oklahoma. To fully fund the purchase price in April 2007, we relied on the issuance of $60 million of additional common units and Class E units in a private placement to third party investors and borrowed the remaining balance under our reserve-based credit facility.

In each of the next two years, we expect to utilize our cash flow from operations and borrowings under our reserve-based credit facility to fund a portion of our drilling expenditures. We expect to fund our 2007 and 2008 maintenance capital expenditures with cash flow from operations, while funding our 2007 and 2008 investment capital expenditures and any expansion capital expenditures that we might incur with borrowings under our reserve-based credit facility and issuances of additional units. On April 23, 2007, as a result of the acquisition of certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas, we borrowed $50.5 million under our reserve-based credit facility. We estimate that we will have sufficient cash flow from operations after funding this acquisition and our maintenance capital expenditures to enable us to make our quarterly cash distributions to unitholders through December 31, 2008. CEPM currently holds management incentive interests in us that represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our limited liability company agreement) has been achieved and certain other tests have been met. The earliest that we could be required to make distributions in respect of the management incentive interests is after a period of twelve consecutive quarters following our initial public offering. We are not able to predict whether we will be required to make distributions in respect of the management incentive interests or, if we do make such distributions in the future, how much they will be.

In the event the cost of acquiring additional oil or natural gas properties exceeds our existing capital resources, we expect that we will finance those acquisitions with a combination of expanded or new debt facilities or new equity issuances. The ratio of debt and equity issued will be determined by our management and our board of managers.

Reserve-Based Credit Facility

On October 31, 2006, we entered into a $200.0 million secured credit facility with a syndicate of commercial and investment banks, including The Royal Bank of Scotland plc, as administrative agent. The credit facility will mature on October 31, 2010. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $75.0 million, but was subsequently increased to $105.0 million, on April 5, 2007. The borrowing base will be re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by our internal reserve engineers, together with, among other things, the natural gas and oil prices at such time. Any increase in the borrowing base will have to be approved by all of the lenders in the syndicate and any decrease in the borrowing base will have to be approved by lenders holding at least 66 2/3% of the commitments.

Our obligations under the credit facility are secured by mortgages on our natural gas properties, as well as a pledge of all ownership interests in our subsidiaries. With the increased borrowing base, we are required to maintain the mortgages on properties representing at least 85% of our proved producing and proved non-producing reserves. Additionally, the obligations under the credit facility are guaranteed by all of our operating subsidiaries and any future material subsidiaries.

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

•

consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities, of not less than 1.0 to 1.0, all calculated pursuant to the requirements under Statement of Financial Accounting Standards (“SFAS”) No. 133 and SFAS No. 143 (including the current liabilities in respect of the termination of natural gas and interest rate swaps).

A failure to maintain the foregoing ratios could result in an acceleration of any indebtedness in excess of $1.0 million and would constitute an event of default under the credit agreement that would prohibit the Company from making distributions.

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

If an event of default exists under the credit facility, the lenders will be able to accelerate the maturity of the credit facility and exercise other customary rights and remedies. Each of the following is an event of default:

•	failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	a representation or warranty made under the loan documents or in any report or other instrument furnished there under is incorrect when made;

•	failure to perform or otherwise comply with the covenants in the credit facility or other loan documents, subject, in certain instances, to certain grace periods, which include covenants that:

•	Constellation and its affiliates maintain the right to elect our Class A Managers; and

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

At March 31, 2007, we believe that we are in compliance with the debt covenants contained in our credit facility.

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our reserve-based credit facility. Currently, we have an outstanding interest rate swap that fixes our LIBOR rate at 4.74% on $16.5 million of our outstanding debt through February 20, 2010.

Cash Flow from Operations

Our net cash flow provided by operating activities for the three months ended March 31, 2007 was $6.5 million, compared to net cash flow provided by operating activities of $7.0 million for the same period in 2006. This decrease in operating cash flow was primarily attributable to a decrease in net income and the effect of hedge ineffectiveness, partially offset by an unrealized loss from mark-to-market activities.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of natural gas prices. Natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our production, development and exploitation program and acquisitions, as well as the prices of natural gas and the extent and effectiveness of our hedging program.

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

The following table summarizes, for the periods indicated, our hedges currently in place through December 31, 2010. Currently, we use fixed-price swaps and put options as our mechanisms for hedging commodity prices.

Our derivative positions accounted for as cash flow hedges at March 31, 2007 were:

Fixed Price Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu
2007	—	$—	1,074,999	$9.13	1,074,999	$9.17	1,074,999	$9.25	3,224,997	$9.19
2008	875,001	$8.91	875,001	$8.91	875,001	$8.91	875,001	$8.91	3,500,004	$8.91
2009	825,000	$8.40	825,000	$8.40	825,000	$8.40	825,000	$8.40	3,300,000	$8.40

									10,025,001

Our derivative positions accounted for as mark-to-market derivatives at March 31, 2007 were:

Fixed Price Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu
2007	—	$—	570,000	$7.79	570,000	$7.79	610,000	$7.87	1,750,000	$7.82
2008	600,000	$8.34	540,000	$8.26	540,000	$8.26	540,000	$8.26	2,220,000	$8.28
2009	450,000	$8.02	450,000	$8.02	450,000	$8.02	450,000	$8.02	1,800,000	$8.02
2010	540,000	$7.75	540,000	$7.75	540,000	$7.75	540,000	$7.75	2,160,000	$7.75

									7,930,000

Put Options

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu	MMBtu	$/MMBtu
2007	—	$—	90,000	$7.53	90,000	$7.53	110,000	$8.64	290,000	$7.95
2008	120,000	$9.05	120,000	$7.78	120,000	$7.78	120,000	$8.48	480,000	$8.27
2009	120,000	$8.83	120,000	$7.50	120,000	$7.50	40,000	$7.50	400,000	$7.90

									1,170,000

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $13.5 million for the three months ended March 31, 2007, compared to $17.6 million for the three months ended March 31, 2006. Our capital expenditures were $3.6 million for the three months ended March 31, 2007, which primarily related to drilling and development of natural gas properties during the quarter. We drilled and completed eight gross wells (eight net wells) during this three month period. For the three months ended March 31, 2007, we established an escrow account of $10.0 million related to the definitive purchase agreement to acquire certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas. During the three months ended March 31, 2006, we paid Everlast $2.4 million, which was the remaining balance of the purchase price for the Robinson’s Bend Field properties, and expended $3.0 million on the drilling and development of natural gas properties. In addition, we had $12.0 million of cash flows used in investing activities due to the establishment of a cash pool arrangement with CCG.

We currently anticipate our capital budget will be between $8.9 and $10.7 million for the twelve months ending December 31, 2007, including interest expense of approximately $0.2 million, excluding the impact of acquisitions. The capital budget, which primarily consists of capital for drilling, also includes amounts for infrastructure projects and equipment. The amount and timing of our capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below acceptable levels, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas price expectations for the twelve months ending December 31, 2007, we anticipate that our cash flow from operations and available borrowing capacity under our reserve-based credit facility will exceed our planned capital expenditures and other cash requirements for the twelve months ending December 31, 2007. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Our net cash provided by financing activities was $7.5 million for the three months ended March 31, 2007, compared to $4,000 used in financing activities for the three months ended March 31, 2006. We borrowed $10.0 million from our reserve-based credit facility in order to establish an escrow account in relation to the definitive purchase agreement to acquire certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas. We paid a dividend of $2.4 million to our unitholders during February 2007.

Contractual Obligations

At March 31, 2007, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	2007	2008	2009	2010	2011	Thereafter	Total
	(In 000’s)
Management Services Agreement	$1,082	$—	$—	$—	$—	$—	$1,082
Reserve-Based Credit Facility	—	—	—	32,000	—	—	32,000
Support Services Agreement	180	140	—	—	—	—	320
Gas Marketing Services Agreement	90	—	—	—	—	—	90
Purchase Obligation	300	—	—	—	—	—	300

Total	$1,652	$140	$—	$32,000	$—	$—	$33,792

(1)	This table does not include any liability associated with derivatives.

(2)	This table does not include interest as interest rates are variable.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Outlook

During the remainder of 2007, we expect that our business will continue to be affected by the factors described in Part II, Item 1A. “Risk Factors,” as well as the following key industry and economic trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Production, Drilling, and Capital Expenditures

In 2007, we expect our net production to be between 7.0 Bcf and 7.9 Bcf. This is based on our estimates of the production decline rate on our existing wells and our 2007 drilling program, which we expect to include 60 to 72 newly drilled wells in the Robinson’s Bend Field and Cherokee Basin. Excluding the impact of acquisitions, we expect to spend between $8.9 million and $10.7 million in capital expenditures in 2007.

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

As of April 1, 2007, we had hedges for 3,224,997 MMBtu of our 2007 production from the Robinson’ Bend Field at a weighted average sales price of $9.19 per MMBtu. During the year, we will evaluate adding hedge volumes for 2007, adding to our hedge levels for 2008 and 2009, and adding duration to our hedge portfolio beyond 2009. For accounting purposes, these hedges are being treated as cash flow hedges.

As of April 1, 2007, we also had outstanding mark-to-market derivatives related to our acquisition of additional properties in Kansas and Oklahoma. For accounting purposes, these swaps and puts are being treated as mark-to-market derivatives at fair value in our financial statements.

As described above, we have also hedged our exposure to changes in LIBOR on the interest payments associated with $16.5 million of our outstanding debt. For accounting purposes, this interest rate swap is being treated as a cash flow hedge.

Field Operating Expenses

Our field operating expenses include such items as lease operating expenses, labor, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, as well as production and ad valorem taxes. Due to the current environment of relatively high commodity prices, we anticipate that during 2007, service and labor costs, as well as costs of equipment and raw materials, will remain at or exceed the levels we experienced in 2006. We currently expect our field operating expenses for 2007 to be between $14.2 million and $15.2 million. We intend to monitor and manage these costs in an effort to mitigate their adverse impact on our results of operations. Our production taxes are directly correlated to our revenues, as they are approximately 5% of sales revenue before the impact of our hedging program.

General and Administrative Expenses

We expect that our general and administrative expenses will be between $6.8 million and $7.8 million in 2007. This amount includes $1.4 million that we expect CEPM to charge us under the management services agreement. These estimated general and administrative costs assume that we do not make any acquisitions in 2007, and that we do not reimburse CEPM under the management services agreement for any acquisition services.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimate and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in the preparation of our financial statements.

As of March 31, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for natural gas properties, natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures for fair value measurements. SFAS No. 157 is effective for all fair value measurements beginning January 1, 2008. We are currently assessing the potential impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB No. 115. Under SFAS No. 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that adoption of SFAS No. 159 will have on our future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas production. Realized pricing is primarily driven by the SONAT Inside FERC Price with respect to our properties in the Robinson’s Bend Field and the ONEOK and PEPL Inside FERC Prices with respect to our properties acquired in the Cherokee Basin in Oklahoma and Kansas and the spot market prices applicable to our natural gas production. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control.

We have entered into hedging arrangements with respect to a portion of our projected natural gas production through various transactions that hedge the future prices received. These arrangements are natural gas price swaps and put options whereby we receive a fixed price for our production and pay a variable market price to the contract counterparty. These hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes. The table below presents the hypothetical changes in fair values arising from potential changes in the quoted market prices of the commodity underlying the derivative instruments used to mitigate these market risks. Any gain or loss on these derivative commodity instruments would be substantially offset by a corresponding gain or loss on the sale of the hedged natural gas production, which are not included in the table. These derivatives do not hedge all of our commodity price risk related to our forecasted sales of natural gas production and as a result, we are subject to commodity price risks on our remaining unhedged natural gas production.

Fair Value Derivatives

		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments
March 31, 2007	$3,972	$(3,954)	$(7,926)	$11,898	$7,926

Mark-to-Market Derivatives

		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments
March 31, 2007	$(1,476)	$(8,440)	$(6,964)	$5,488	$6,964

Interest Rate Risk

At March 31, 2007, we had debt outstanding of $32.0 million, which incurred interest at a rate of LIBOR plus an applicable margin between 1.25% and 2.00% based on utilization. At March 31, 2007, the three-month LIBOR interest rate was 5.35%. We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. Currently, we have an outstanding interest rate swap that fixes the LIBOR rate at 4.74% on $16.5 million of our outstanding debt through February 20, 2010. At March 31, 2007, the carrying value and fair value of our debt is $32.0 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments
March 31, 2007	$60	$76	$16	$44	$(16)

Item 4.	Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with CEP have been detected. These inherent limitations include error by personnel in executing controls due to faulty judgment or simple mistakes, which could occur in situations such as when personnel performing controls are new to a job function or when inadequate resources are applied to a process. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or personnel, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of CEP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, CEP’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2007, there was no change in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, CEP’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), except as noted below. An investment in our common units involves various risks. When considering an investment in us, careful consideration should be given to the risk factors described in our 2006 Form 10-K, as well as the risk factors noted below. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in us.

Our Cherokee Basin acquisition activities will subject us to certain risks.

In April 2007, we acquired certain coalbed methane assets in the Cherokee Basin of Kansas and Oklahoma for approximately $115 million. Any acquisition involves potential risks, including, among other things: the validity of our assumptions about reserves, future production, revenues and costs, including synergies; an inability to integrate successfully the businesses we acquire; a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions; a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions; the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate; the diversion of management’s attention to other business concerns; an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; unforeseen difficulties encountered in operating in new geographic areas; and customer or key employee losses at the acquired businesses.

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

If our Cherokee Basin acquisition or other potential acquisitions do not generate increases in available cash per unit, our ability to make cash distributions to our unitholders could materially decrease.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

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

All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. These forward-looking statements may be found in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Quarterly Report on Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following documents are filed as a part of this Quarterly Report on Form 10-Q:

1.	Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss)—Constellation Energy Partners LLC for the three months ended March 31, 2007 and March 31, 2006

Consolidated Balance Sheets—Constellation Energy Partners LLC at March 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows—Constellation Energy Partners LLC for the three months ended March 31, 2007 and March 31, 2006

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income—Constellation Energy Partners LLC for the three months ended March 31, 2007

Notes to Consolidated Financial Statements

Exhibit Number	Description
2.1	—	Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC and Constellation Energy Partners, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

2.2	—	Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC, Kansas Production EQR, LLC and Kansas Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

3.1	—	Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007).

3.2	—	Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006).

3.3	—	Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

4.1	—	Registration Rights Agreement, dated as of April 23, 2007, by and between Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

10.1	—	Class E Unit and Common Unit Purchase Agreement, dated as of March 8, 2007, by and among Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

*10.2	—	First Amendment to Credit Agreement, dated as of April 4, 2007, by and among Constellation Energy Partners LLC and the Lenders signatory thereto.

*31.1	—	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chairman Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Constellation Energy Partners LLC, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: May 9, 2007	By	/s/ Angela A. Minas
Chief Financial Officer, Chief Accounting Officer And Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1	—	Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC and Constellation Energy Partners, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

2.2	—	Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC, Kansas Production EQR, LLC and Kansas Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

3.1	—	Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007).

3.2	—	Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006).

3.3	—	Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

4.1	—	Registration Rights Agreement, dated as of April 23, 2007, by and between Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

10.1	—	Class E Unit and Common Unit Purchase Agreement, dated as of March 8, 2007, by and among Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

*10.2	—	First Amendment to Credit Agreement, dated as of April 4, 2007, by and among Constellation Energy Partners LLC and the Lenders signatory thereto.

*31.1	—	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chairman Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith