Form 10-K
period 2007-12-31
Constellation Energy Partners LLC
filed 2008-03-04
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

Aggregate market value of Constellation Energy Partners LLC Common Stock, without par value, held by non-affiliates as of June 30, 2007 was approximately $272,916,151 based upon New York Stock Exchange composite transaction closing price.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on February 27, 2008: 21,904,106 units

Documents Incorporated by Reference: None

i

PART I

Item 1. Business

Overview

We are a limited liability company that was formed by Constellation Energy Group, Inc. (“Constellation”) in 2005 to acquire oil and natural gas reserves. We are focused on the acquisition, development and production of oil and natural gas properties (“E&P properties”) as well as related midstream assets. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and to increase the amount of our quarterly cash distributions over time. Currently, our total estimated proved reserves are located in the Black Warrior Basin in Alabama and the Cherokee Basin in Kansas and Oklahoma. Our total estimated proved reserves at December 31, 2007 were approximately 302.8 Bcfe, approximately 62% of which were classified as proved developed, and 99% of which are natural gas. Our total average proved reserve-to-production ratio is approximately 18 years based on our estimated proved reserves at December 31, 2007 and production for the month ended December 31, 2007.

We completed our initial public offering on November 20, 2006 and our common units, representing Class B limited liability company interests, are listed on the NYSE Arca, Inc. under the symbol “CEP.”

In 2007, we expanded our operations by entering into three separate definitive purchase agreements to acquire certain oil and natural gas properties located in the Cherokee Basin in Kansas and Oklahoma. On April 23, 2007, we closed the acquisition of oil and natural gas properties and interests in certain limited liability companies which own oil and natural gas properties. On July 25, 2007, we closed the acquisition of additional oil and natural gas properties via an agreement of merger providing for the merger of Amvest Osage, Inc. into a wholly-owned subsidiary of CEP. On September 21, 2007, we closed the acquisition of additional oil and natural gas properties. We spent approximately $479.4 million, after purchase price adjustments, on these three acquisitions. These acquisitions provide us the opportunity to organically grow our business by drilling on unproved locations acquired primarily in Osage County, Oklahoma.

In February 2008, we entered into a definitive purchase agreement with CoLa Resources LLC (“CoLa”), an affiliate of Constellation, to acquire all of CoLa’s interests in 83 non-operated producing wells located in the Woodford Shale in the Arkoma Basin, Oklahoma for an aggregate purchase price of approximately $53.4 million, subject to purchase price adjustments. For additional information, please refer to page 51.

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

Business Strategies

Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and to increase the amount of our future quarterly distributions over time. We plan to achieve our objective by executing our business strategy, which is to:

•

make accretive acquisitions of E&P properties characterized by a high percentage of proved developed reserves with long-lived, stable production and low-risk drilling opportunities, which may include associated midstream assets such as gathering systems, compression, dehydrating and treating facilities and other similar facilities;

•	organically grow our business by increasing reserves and production through what we believe to be low-risk development drilling; and

•	reduce the volatility in our revenues resulting from changes in oil and natural gas commodity prices through hedging activities.

Black Warrior Basin

The Black Warrior Basin is one of the oldest and most prolific coalbed methane basins in the country. The multi-seam vertical wells in the basin range from 500 to 3,700 feet deep, with coal seams averaging a total of 25 to 30 feet of net pay per well. Coalbed methane wells are generally shallower and produce less gas than conventional natural gas wells, require pumping units to remove the water from the wells, which we refer to as dewatering, and require fracturing to enhance production. These wells also tend to start producing gas and water immediately upon completion, with production increasing as the well is dewatered. However, production rates from newly drilled and completed wells in the Black Warrior Basin do not always increase as the formation dewaters. Once dewatered, coalbed methane wells often demonstrate fairly constant production rates for up to five years and then production rates start declining 4% to 6% per year. Wells in the area usually cost less than $500,000 to drill and complete. Typical wells produce over a period of 20 to over 50 years and on average have less favorable economic characteristics than conventional gas wells. We currently own a 100% working interest (an approximate 75% average net revenue interest, calculated before the Torch Royalty NPI, or NPI, described below) in the Black Warrior Basin, which had 483 producing natural gas wells as of December 31, 2007.

Our properties in the Black Warrior Basin were first drilled in the early 1990s by Torch Energy Corporation (“Torch Energy”) and its affiliates to take advantage of certain tax credits. Therefore, most of our wells were drilled before 1992. The Black Warrior Basin was owned and operated by Torch Energy until January 2003, when it was acquired by Everlast Energy LLC (“Everlast”) a company formed by a former Torch Energy executive. We acquired our initial properties in the Black Warrior Basin from Everlast in June 2005.

The Black Warrior Basin is located in western Tuscaloosa County and Pickens County, Alabama and encompasses a gross surface area of approximately 109 square miles. The field has been primarily developed on 80-acre spacing. The State of Alabama has approved either 40-acre or 80-acre spacing field-wide. We are currently developing our properties in the field on both 40- and 80-acre spacing.

The field has seven compressor stations with 800-1,200 horsepower compressors, approximately 170 miles of gas gathering lines (wells to header) and 25 miles of transportation lines (header to compressor). In addition, there are approximately 152 miles of water gathering pipes and 28 miles of water transportation pipes.

One of our typical well sites consists of a single gas well and associated gas/water separators connected via subsurface piping. Gas flows from the wellhead to compressor facilities, where over 85% of the gas is routed to a natural gas pipeline operated by Southern Natural Gas Company (“SONAT”). The remaining natural gas is routed to the Enterprise Alabama Intrastate Pipeline (“Enterprise Alabama”) from the Maxwell Crossing Module. Water produced from our wells is transferred via a facility pipeline to one of three wastewater treatment facilities, where particulates are removed by settling and the water is then discharged into the Black Warrior River in accordance with effluent standards established by the Alabama Department of Environmental Management (“ADEM”) and our National Pollutant Discharge Elimination System (“NPDES”) permits. In addition, there are three saltwater disposal wells that are not currently in use.

Our estimated proved reserves in the Black Warrior Basin at December 31, 2007 were approximately 120.8 Bcfe, approximately 74% of which were classified as proved developed.

Cherokee Basin

The Cherokee Basin is located in the Mid-Continent region in southern Kansas, northern Oklahoma, and western Missouri. It is the eighth largest coalbed methane basin in the United States and covers approximately 26,500 square miles. Production of coalbed methane gas has been ongoing in the basin since the late 1980s. The predominant production is natural gas produced from coals and shales. Recently, as commodity prices have increased, the attraction to these shallow long-lived unconventional resources has also increased.

There are multiple producing coal zones in the Cherokee Basin including the Rowe, Riverton, Weir-Pitt, and Dawson. The carbonaceous shale zone known as the Mulky/Iron Post has been a favored recompletion target for many operators because its presence in most wells is shallower than most main objective pay zones, and most of the time adds moderate cash flow. In addition, there are other productive shale zones, as well as conventional sandstone and limestone potential that can add gas production.

The individual producing zones are generally 1 to 4 feet thick and appear sometimes as thicker coal and shale intervals. These zones need to be hydraulically fractured to stimulate production. The coals in the basin are believed to be near complete saturation such that some gas production is almost immediate. However, as in the Black Warrior Basin, a period of dewatering is required to relieve the pressure on the coals to allow them to produce at their maximum rate. For this reason, pumping units are placed on each well. These units will periodically pump off the water which has accumulated in the well so that the coals can continue to produce while the water is injected into a nearby injection well.

Producing coalbed methane zones get deeper moving from east to west across the Cherokee Basin. Portions of Nowata County, Oklahoma produce from depths that range from about 700 feet to about 1,300 feet in depth. Wells in this area usually cost less than $135,000 to drill and complete. This is in contrast to coalbed methane producing zones in Osage County, Oklahoma that range from about 900 feet to about 2,700 feet in depth. Wells in this area vary in cost from $260,000 to in excess of $300,000 to drill and complete. Offsetting the low drilling costs are the relatively low reserves and low daily production rates per well. Typical wells produce over a period of 20 to over 50 years and on average have less favorable economic characteristics than conventional gas wells.

The gas coming from our producing wells is low pressure due to the shallowness of the producing formations. Therefore, compression is needed to move the gas to point of sale. We operate in excess of 20 booster compressors and stations to get our natural gas to sales points owned by ONEOK Gas Gathering LLC, Scissortail Energy LLC, and Southern Star Central Gas Pipeline. We operate a substantial portion of our production in the Cherokee Basin. We also own a 50% working interest in wells operated by Bullseye Operating L.L.C. Bullseye operates over 400 wells in Washington and Nowata Counties in Oklahoma and sells its production through the Cotton Valley producers cooperative. Our average net revenue interest in our operated Cherokee Basin properties is approximately 80% while our average net revenue interest in our non-operated Cherokee Basin properties is approximately 40%.

Because minimizing costs is important in coalbed methane development, our typical producing location consists of a small pumping unit, gas/water separator and a meter. Both gas and water are gathered via underground piping to a central gathering area where the gas is treated and compressed for sale and the water is injected or held for hauling.

Our estimated proved reserves in the Cherokee Basin at December 31, 2007 were approximately 181.9 Bcfe, approximately 53% of which were classified as proved developed.

Proved Reserves

The following table reflects our internal estimates of net proved natural gas reserves based on the Securities and Exchange Commission (“SEC”) definitions that were used to prepare our financial statements for the periods presented. The Standardized Measure values shown in the table are not intended to represent the current market values of our estimated natural gas reserves.

	As of December 31,
Reserve data:	2007	2006	2005
Estimated net proved reserves:
Natural gas and oil (Bcfe)	302.8	120.3	112.0
Proved developed reserves (Bcfe)	186.7	97.4	89.3
Proved undeveloped reserves (Bcfe)	116.1	22.9	22.7
Proved developed reserves as a percent of total reserves	62%	81%	80%
Standardized Measure (in millions)(a)	$480.4	$120.2	$295.4
Natural gas price—SONAT Gas Daily (price per MMBtu)(b)	$7.25	$5.66	$10.06
Natural gas price—ONEOK Gas Daily (price per MMBtu)(b)	$6.38	—	—

(a)

Standardized Measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses such as general and administrative expenses and debt service or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Our Standardized Measure does not include future income taxes because we are not subject to income taxes. Standardized Measure does not give effect to derivative transactions and excludes reserves attributable to the NPI.

(b)	Natural gas prices as of each period end were based on the SONAT Gas Daily price and ONEOK Gas Daily price, on the last business day of the relevant period.

At December 31, 2007, 2006, and 2005, Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, prepared an estimate of all our proved reserves. NSAI also prepared an updated report at our request to provide a sensitivity of the estimates of the NSAI December 31, 2005 reserves based on our reduced drilling program, our revised refracture program, and the elimination of estimated reserves attributable to the NPI. NSAI’s estimates of our 2007, 2006 and 2005 proved reserves are materially consistent with our internal estimate.

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

The data in the above table represents estimates only. Natural gas and oil reserve engineering is an inherently subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering, geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of natural gas and oil that are ultimately produced. No reserve data has been filed or included with reports to any governmental agency other than the SEC.

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The Standardized Measure shown should not be considered the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board (“FASB”) pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Natural Gas Prices

We have generally sold our production in the Black Warrior Basin based upon an index price reported in Inside FERC’s Gas Market Report (“Inside FERC”) for the Southern Natural Gas Co., Louisiana Hub, which we refer to as the SONAT Inside FERC price. Our realized pricing in the Cherokee Basin is primarily dependent upon the Oneok Gas Transportation LLC—Oklahoma (“ONEOK”) and the Panhandle Eastern Pipe Line Co.—Texas, Oklahoma (“PEPL”) Inside FERC prices. For the year ended December 31, 2007, the average monthly index prices varied between a low of $5.48 per MMBtu and a high of $7.63 per MMBtu for the Black Warrior Basin and varied between a low of $4.73 per MMBtu and a high of $6.82 per MMBtu for the Cherokee Basin.

We enter into derivative transactions in the form of hedging arrangements to reduce the impact of natural gas price volatility on our cash flow from operations. Currently, we use fixed price swaps and options to hedge New York Mercantile Exchange, or “NYMEX”, natural gas prices. We also use basis swaps to limit our exposure to differences between the NYMEX gas price and the price at the location where we sell our gas. By removing the price volatility from a significant portion of our natural gas production, we have mitigated, but not eliminated, the potential effects of fluctuating natural gas prices on our cash flow from operations for those periods. All of our derivative positions are outlined starting on page 63.

Production and Price History

The following table sets forth information regarding net production of natural gas and certain price and cost information for each of the periods indicated:

	Constellation Energy Partners LLC						Everlast Energy LLC
	For the year ended December 31, 2007		For the year ended December 31, 2006		For the period from February 7, 2005 (inception) to December 31, 2005(a)		For the period from January 1, 2005 to June 12, 2005
Net Production:
Total production (MMcfe)	10,393		4,641		2,525		1,970
Average daily production (Mcfe/d)	28,474		12,715		12,500		12,100
Average Sales Prices:
Price per Mcfe including hedges	$7.30	(b)(c)	$7.95	(c)	$10.28	(c)	$(1.23	)(b)
Price per Mcfe excluding hedges	$6.51		$7.43		$10.28		$6.54
Average Unit Costs Per Mcfe:
Field operating expenses(d)	$2.00		$1.94		$2.21		$1.75
Lease operating expenses	$1.65		$1.56		$1.66		$1.41
Production taxes	$0.35		$0.38		$0.55		$0.34
General and administrative expenses	$0.88		$0.99		$1.66		$0.30
Depreciation, depletion and amortization	$2.23		$1.60		$1.65		$0.85

(a)	Until our acquisition of our initial properties in the Black Warrior Basin from Everlast on June 13, 2005, we did not conduct any operations and therefore had no production.
(b)	Price per Mcfe including hedges includes mark-to-market losses of approximately $6.9 million and $15.3 million for the year ended December 31, 2007 and for the period from January 1, 2005 to June 12, 2005, respectively, on derivative transactions that did not qualify for hedge accounting treatment.
(c)	We had no derivatives at December 31, 2005. In 2006 and 2007, we entered into derivative transactions that hedged the future prices on a portion of our expected production from October 2006 through December 2006 in 2006 and expected production through 2010 in 2007.
(d)	Field operating expenses include lease operating expenses and production taxes.

Torch Royalty NPI

The NPI

The majority of our properties in the Robinson’s Bend Field in the Black Warrior Basin are subject to a non-operating net profits interest (“NPI”) held by Torch Energy Royalty Trust (the “Trust”). The NPI is a non-operating net revenue interest upon specified natural gas sales revenues from specified wells in the Black Warrior Basin (the “Trust Wells”) reduced by specified associated expenditures. The units of the Trust are listed for trading on the New York Stock Exchange (the “NYSE”). An affiliate of Torch Energy conveyed the NPI to the Trust in November 1993, together with net profits interests on three other properties. We acquired our properties in the Robinson’s Bend Field from Everlast subject to the NPI. The NPI conveyance gives the Trust an ownership interest in specified properties in the Robinson’s Bend Field.

Not all of our wells within the Robinson’s Bend Field are subject to the NPI. As of December 31, 2007, we owned a working interest in 483 producing wells in the Robinson’s Bend Field, of which 424 were subject to the NPI as follows:

•	with respect to 393 wells, the lesser of (i) 95% of the net proceeds from such wells for the quarter and (ii) the net proceeds from the sale of 912.5 MMcfe of natural gas for the quarter; and

•

with respect to the remaining 31 wells that are subject to the NPI as of December 31, 2007, and all wells drilled thereafter on leases subject to the NPI other than wells drilled to replace damaged or destroyed wells, 20% of the net proceeds from such wells for the quarter.

Net proceeds is defined under the NPI as gross revenue from the sale of production attributable to the NPI less specified development, operating and other costs and taxes, in each case as calculated under the NPI documentation. After January 1, 2004, lease operating expenses and capital expenditures have also been deducted in calculating net proceeds under the NPI on the Black Warrior Basin production. If permitted deductions exceed the gross revenue from the sale of production attributable to the NPI, the Trust is not entitled to a payment in respect of the NPI, and such excess, plus interest on such excess, is deducted from gross revenue attributable to future production in respect of the NPI. Payment of the net proceeds, if any, attributable to the NPI is made quarterly. Between July 1, 2003 and December 31, 2005, deductible expenses exceeded gross proceeds attributable to the Trust Wells, resulting in a cumulative deficit of approximately $69,000. The deficit was eliminated as a result of net proceeds attributable to the Trust Wells in January 2006, and we made payments to the Trust in respect of the NPI of approximately $0.2 million in the aggregate for January through December 2006. No payments were made in 2007.

The Gas Purchase Contract

A gas purchase contract was executed in connection with the formation of the Trust in 1993, which established a minimum price for the purchase of the gas from the Trust Wells as well as a sharing arrangement when the applicable index price for gas increased over a specified sharing price. Torch Energy Marketing, Inc., an affiliate of the original sponsor of the Trust (“TEMI”) as buyer, and another affiliate of TEMI, as seller, entered into the gas purchase contract pursuant to which the parties were obligated to purchase and sell, as the case may be, all net production attributable to the properties subject to the NPI, including the Trust Wells, for an amount equal to the greater of (a) the minimum price of $1.70 per MMBtu, adjusted for inflation, and (b) 97% of a specified index price for natural gas, less certain specified permitted deductions for gathering, treating and transportation that are calculated monthly. The index price for Black Warrior Basin production equals the SONAT Inside FERC price. In addition, if 97% of the index price exceeds the sharing price specified in the gas purchase contract as adjusted for inflation, which we refer to as the sharing price, the purchase price for the gas is equal to the sharing price plus 50% of the difference between 97% of the index price and the sharing price. As a result, the purchaser is entitled to retain 50% of that difference between 97% of the index price and sharing price. The sharing price was $2.26, $2.22, and $2.18 per MMBtu in 2007, 2006, and 2005, respectively. Despite increases in recent years in spot prices for natural gas, the sharing arrangement under the gas purchase contract has had the effect of keeping the payments to the Trust significantly lower than if the NPI were calculated using the prevailing market price for production from the Trust Wells.

In connection with the acquisition of our initial properties in the Black Warrior Basin from Everlast, our subsidiary, Robinson’s Bend Marketing II, LLC, assumed TEMI’s obligations under the gas purchase contract and our subsidiary, Robinson’s Bend Production II, LLC, assumed the TEMI affiliate’s obligations under the gas purchase contract, in each case in respect of the Black Warrior Basin for production from and after June 13, 2005. As a result, we were obligated to sell and to purchase all production from the Trust Wells on the terms and conditions set forth in the gas purchase contract until termination of the gas purchase contract on January 29, 2008.

Termination of the Trust and Gas Purchase Contract

On January 29, 2008, the unitholders of the Torch Energy Royalty Trust voted to terminate the Trust and the trust agreement and authorized the Trustee to wind up, liquidate, and distribute the assets held by the Trust under the terms of the trust agreement. The gas purchase contract, by its terms, was also terminated on January 29, 2008 as a result of the termination of the Trust.

With the gas purchase contract terminated, we are no longer obligated to sell gas produced from our interest in the Black Warrior Basin pursuant to the gas purchase contract. Notwithstanding the termination of the gas purchase contract, the NPI will continue to burden the Trust Wells, and it should continue to be calculated as if the gas purchase contract were still in effect, regardless of what proceeds may actually be received by us as the seller of the gas. Originally, the Trust indicated that it believed that the net profits interest would continue to be calculated as if the gas purchase contract was still in effect. The Trust, however, has in recent months indicated

that the documents creating the NPI are not clear as to this point. As a result, on January 25, 2008, Torch Royalty Company (“Torch Royalty”), Torch E&P Company (“Torch E&P”) and CEP (collectively, the “Claimants”) sent notice of a demand for arbitration before Judicial Arbitration and Mediation Services (“JAMS”) to Wilmington Trust Company, as Trustee (“Trustee”) for the Trust, and to Capital One, NA, as successor to Hibernia National Bank, as trustee for Torch Energy Louisiana Royalty Trust, pursuant to the operative dispute resolution provisions of the agreement governing the Trust, the NPI and the Conveyances (as defined below). The Claimants are working interest owners in certain oil and gas fields located in Texas, Louisiana and Alabama. The working interests owned by the other Claimants are similarly subject to net profit interests (the “Other NPIs”) that are also based on the gas purchase contract. In the arbitration demand, we and the other Claimants are seeking a declaratory judgment that the NPI payments as well as the payments owed in respect of the Other NPIs will continue to be calculated using the sharing arrangement under the gas purchase contract even though the Trust and the gas purchase contract have been terminated. In its response to the Claimant’s arbitration demand, the Trustee has taken the position that the sharing arrangement under the gas purchase contract terminated upon the termination of that contract.

The outcome of arbitration is highly uncertain and unpredictable and there can be no assurance that the arbitrators will accept CEP’s factual assertions, factual defenses or legal positions or of its factual or expert witnesses in the arbitration or other proceedings. If it is finally determined that the NPI is to be calculated based on the actual proceeds received for sale of the gas or otherwise without regard to the sharing arrangement, our obligations to the Trust for the NPI could be significantly higher, which would adversely affect our revenues, results of operations and our ability to pay cash distributions. CEP intends its forward-looking statements relating to the arbitration to speak only as of the time of such statements and does not plan to update or revise them except to the extent that material information becomes available or to reflect material changes in expectations, assumptions or results.

In order to address, to a limited extent, the risks of the potential adverse impact on our operating results from early termination, without the prior consent of our board of managers, of the sharing arrangement in respect of the calculation of amounts payable to the Trust for the NPI, Constellation Holdings, Inc. (“CHI”) contributed to us at the closing of our initial public offering $8.0 million for all of our Class D interests. This contribution will be returned to CHI in 24 special quarterly distributions over a period of approximately six years if the sharing arrangement remains in effect during that period. In connection with the initiation of the arbitration proceeding mentioned above and the issues that are the subject of the arbitration demand, all quarterly cash contributions with respect to the Class D interests will be suspended beginning with the special quarterly cash distributions for the three months ending March 31, 2008 and extending until the arbitration proceeding is finally resolved. This suspension did not affect the special quarterly cash distribution paid to CHI, as holder of the Class D interests, on February 14, 2008 for the three months ended December 31, 2007. After the payment of the special quarterly distribution for the quarter ended December, 31, 2007, the remaining undistributed amount of the Class D interests is $6.7 million. If the amounts payable by us to the Trust are not calculated based on continued applicability of the sharing arrangement through December 31, 2012, unless such change is approved in advance by our board of managers and our conflicts committee, the following will occur: the Class D interest holder will cease receiving the special quarterly cash distributions; and the Class D interest holder will only receive the remaining undistributed amount of the original $8.0 million contribution under certain circumstances upon our liquidation. The effect of our retention and use of the unreturned amount is to provide us with cash that will mitigate, but may not eliminate, the adverse impact of our reduced revenues from the termination of the sharing arrangement. Based upon our estimated production as reflected in our reserve report and our SONAT Gas Daily price curve on January 28, 2008, we estimate that, if the sharing arrangement in respect of the Trust was terminated and certain water disposal costs applicable to the Trust Wells increase from $0.53 per barrel to $1.00 per barrel, the remaining $6.7 million contributed to us for the Class D interests would offset the resulting revenue shortfall through the third quarter of 2010, if production and prices were to remain constant throughout such period.

As a result of the termination of the Trust, certain water gathering, separation and disposal costs, which are a component of the NPI calculation, increased from $0.53 per barrel to $1.00 per barrel pursuant to the Water

Gathering and Disposal Agreement dated August 9, 1990, as amended, attached as exhibits to this annual report. The amounts of the water gathering, separation and disposal costs are set forth in the Water Gathering and Disposal Agreement, as amended. Based on a current report filed by the Trust, the water gathering, separation and disposal costs are chargeable to the Trust, but such costs are subject to the limitation that such costs not exceed competitive contract charges prevailing in the area for such operations of services as set forth in the documents creating the NPI.

Productive Wells

The following table sets forth information at December 31, 2007 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
	December 31, 2007		December 31, 2007
	Gross	Net	Gross	Net
Operated	1,717	1,644	134	134
Non-operated	455	178	23	12

Total	2,172	1,822	157	146

Drilling Activity

The following table sets forth information with respect to wells completed by us or, for the period prior to June 13, 2005, by Everlast during the years ended December 31, 2005 and 2006, and wells commenced by us during the years ended December 31, 2006 and 2007. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of natural gas, regardless of whether they produce a reasonable rate of return. No exploratory wells were drilled during the years ended December 31, 2005, 2006 or 2007.

	Year Ended December 31,			Wells in Progress as of December 31, 2007
	2005	2006	2007
Gross:
Development
Productive	18	31	102	52
Dry	—	—	—	—
Recompletions	—	—	24	28

Total	18	31	126	80

Net:
Development
Productive	18	31	89	45
Dry	—	—	—	—
Recompletions	—	—	21	28

Total	18	31	110	73

Development Costs

We drilled and completed 102 gross (89 net) wells during the year ended December 31, 2007. Those wells developed 13.5 Bcfe of natural gas previously categorized as proved undeveloped reserves or proved developed non-producing reserves and added 8.4 Bcfe of estimated proved undeveloped reserves. We invested a total of $23.6 million in these and other activities on our properties.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2007 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	247,971	242,772	109,222	107,048

We also have a concession agreement with the Osage Nation in Osage County, Oklahoma, which provides us the exclusive right to lease approximately 560,000 acres within the Osage Nation.

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

Leases

Our leases are concentrated in Oklahoma (77%), Alabama (14%), and Kansas (9%). We have over 850 leases in the Black Warrior Basin. The typical oil and gas lease agreement covering our Black Warrior Basin properties provides for the payment of royalties to the mineral owner for all natural gas produced from any wells drilled on or pooled with the leased property. There are other burdens affecting certain of the leases in the form of overriding royalty interests and the NPI. On our properties in the Black Warrior Basin, we own a 100% working interest, or an approximate 75% net revenue interest, in all our developed acreage depending on the location of a particular well, the total lease burden is generally 25%, corresponding to a lease 75% net revenue interest to us calculated before the NPI. In some instances, our lease net revenue interest may be as high as 83%. We have over 2,000 leases in the Cherokee Basin and a concession agreement with the Osage Nation in Osage County, Oklahoma which provides us the exclusive right to lease approximately 560,000 acres within the Osage Nation. This concession is currently being continuously drilled to earn new acreage until the tribal concession term expires in 2020. The typical lease agreement covering our other Cherokee Basin properties provides for the payment of royalties to the mineral owner for all natural gas produced from any wells drilled on or pooled with the leased property. In the Cherokee Basin, depending on the location of a particular well, the total lease burden on our operated properties is generally 20% corresponding to a 80% net revenue interest to us and on our non-operated properties is generally a 40% net revenue interest.

Under the oil and gas lease agreements covering productive wells, such leases have generally been perpetuated beyond their stated lease term and will not expire unless and until associated production falls below commercially viable levels. Such leases are said to be “held by production” and do not require us to make lease payments beyond the royalty amount stipulated by each lease. The area held by production from a particular well is typically the applicable pooled unit for such well as specified under state law. Barring establishment of commercial production, most of these leases will expire by October 2010. Approximately 13%, 47% and 6% of our total net undeveloped acreage is held under leases that have remaining primary terms expiring in 2008, 2009 and 2010, respectively.

Operations

General

We are the operator of approximately 84% of the 1,968 net wells in which we own an interest. Our operations are managed by CEPM under the management services agreement. CEPM manages the activities of our field employees, contract professional services firms, and other third party vendors who handle our operations and drilling functions.

We have entered into a professional services agreement with Ironhorse Energy LP (“Ironhorse”), an independent company, to provide us with project management services for the operations of the Black Warrior

Basin. Throughout the term of the agreement to date, Ironhorse has acted under the direct supervision and oversight of CEPM under a management services agreement that is described in Item 13. “Certain Relationships and Related Transactions, and Manager Independence.” The owner of Ironhorse is the project manager for our activities in the Black Warrior Basin, and he has over 25 years of experience in various producing areas.

During 2007, we also entered into a transition services agreements with EnergyQuest Resources LP (“EnergyQuest”) and Newfield Exploration Mid-Continent Inc. (“Newfield”) to provide us with project management and operations services for the Cherokee Basin for a period of up to one year. As of December 31, 2007, both of these agreements have terminated and we now manage all of the properties in the Cherokee Basin.

The administration and operation of our properties may be divided into the following five functions:

Project Management

In the Black Warrior Basin, Ironhorse has responsibility for the overall operations of the field, directing field employees and contractors and executing the drilling program and other production enhancement opportunities. Field operations are conducted by employees of our subsidiary, Robinson’s Bend Operating II, LLC, which employees operate the field under the supervision of Ironhorse. All other support services including geology, engineering, land administration and revenue accounting are provided by CEPM through a management services agreement.

Through the Ironhorse arrangement, we operate 100% of our natural gas production in the Black Warrior Basin. We approve the design and the development, maintenance, recompletion and workover for all of the wells in the field. Our professional services agreement and management services agreement provide us access to drilling, production and reservoir engineers, geologists and other specialists who will try to improve production rates, increase reserves and lower the cost of operating our properties. The ongoing drilling program is designed by us and implemented by Ironhorse. We do not own drilling rigs or other oil field services equipment used for drilling wells on our properties. Our site construction in the field for new wells is currently conducted by Sartain Contracting Company, and the drilling rigs are provided by and the wells are currently drilled by Pense Brothers Drilling Company, an established Black Warrior Basin drilling contractor. Cementing is currently conducted by Halliburton; Well Service, LLC currently provides well logging services; and Halliburton currently provides the design for, and executes upon, the well stimulation program.

We entered into a transition services agreement with EnergyQuest to provide us with project management and operations services for the assets we acquired in April 2007 from EnergyQuest Resources LP (the “EnergyQuest Assets”) through October 31, 2007. EnergyQuest provided the services of a reasonably prudent oil and gas operator, management services, certain land administrative services, limited accounting services, insurance, and field operations services, and we reimbursed EnergyQuest for its actual costs and expenses for the operations of the properties in the Cherokee Basin. Certain management services, land administrative services, and accounting services were reimbursed at cost plus a ten percent surcharge. Throughout the term of the transition services agreement, EnergyQuest acted under the direct supervision and oversight of CEPM under the management services agreement. All drilling programs, operations, development, and maintenance of the properties with respect to our assets in the field were conducted to the specifications developed by CEPM. In the fourth quarter 2007, we assumed responsibility for the operations of the EnergyQuest Assets.

We operate all of the properties obtained in the merger with Amvest Osage, Inc. (“Amvest Acquisition”) with employees of our subsidiary, CEP Mid-Continent LLC, located at a field office in Skiatook, Oklahoma.

We also entered into a transition services agreement with Newfield to provide us with project management and operations services for the assets we acquired in September 2007 from Newfield (the “Newfield Assets”) through December 31, 2007. Newfield provided the services of a reasonably prudent oil and gas operator, management services, certain land administrative services, limited accounting services, insurance and field operations services, and we reimbursed Newfield for its actual costs and expenses for the operations of the properties in the Cherokee Basin. Throughout the term of the transition services agreement, Newfield acted under the direct supervision and oversight of CEPM under the management services agreement. All drilling programs, operations, development and maintenance of the properties with respect to our assets in the field were conducted to the specifications developed by CEPM. Beginning in the first quarter 2008, we assumed responsibility for the operations of the Newfield Assets.

Field Operations

Our day-to-day operations in the Black Warrior Basin are currently conducted by field employees of Robinson’s Bend Operations II, LLC under the supervision of Ironhorse. The field management team has extensive experience in the Black Warrior Basin and has been operating the Black Warrior Basin since the early 1990s. This group is responsible for the operation of the existing production wells, pipelines, compressors and water handling facilities, as well as interaction with Alabama regulatory authorities with regard to permitting and compliance matters. In addition, they assist with the execution of the drilling program and the management of the contractors responsible for the drilling and completion of these wells.

For most of 2007, our day-to-day operations related to the EnergyQuest Assets, were conducted by field employees of EnergyQuest under the applicable transition services agreement. The field management team under the transition services agreement had extensive experience in the Cherokee Basin and extensive experience with designing and implementing drilling programs in the geologic formations in Kansas and Oklahoma. This group was responsible for the operation of the existing production wells, pipelines, compressors and water handling facilities, as well as interaction with regulatory authorities with regard to permitting and compliance matters. In addition, they assisted with the execution of the drilling program and the management of the contractors responsible for the drilling and completion of these wells. Throughout the term of the agreement, this group acted under the direct supervision and oversight of CEPM under the management services agreement. At the termination of the transition services agreement with EnergyQuest, most of the field employees were hired by our subsidiary, CEP Mid-Continent LLC.

For the properties obtained in the Amvest Acquisition, our operations are handled by employees of our subsidiary, CEP Mid-Continent, LLC who maintain and operate existing wells and infrastructure located in Osage County, Oklahoma. We have a field office located in Skiatook, Oklahoma. Our employees also coordinate our drilling and maintenance programs, manage contractors, handle regulatory and compliance matters and daily operations on the Amvest properties. We closed the Amvest corporate office located in Charlottesville, Virginia in the fourth quarter of 2007.

Through December 31, 2007, our day-to-day operations related to the Newfield Assets were conducted by field employees of Newfield under the applicable transition services agreement. Throughout the term of the agreement, this group acted under the direct supervision and oversight of CEPM under the management services agreement. At the termination of the Newfield transition services agreement, many of these field employees were hired by CEP. These field employees are responsible for the operation of the existing production wells and related equipment, as well as interaction with the regulatory authorities with regard to permitting and compliance matters. In addition, they assist with the execution of the drilling program and the management of the contractors responsible for the drilling and completion of these wells. We have a field office located in Dewey, Oklahoma.

Land Administration

Our lease positions are managed by CEPM under the management services agreement, with assistance from contract landmen. The landmen provide assistance with management of our current lease positions, acquisitions of new leases, permitting for drilling and laying pipelines as well as negotiating agreements with landowners for the use of their property. We have hired a landman in Oklahoma and our entire land administration function is currently led by a CCG employee. We administer, with assistance from CEPM under the management services agreement, the concession in Osage County, Oklahoma.

Geology and Engineering

In addition to our project management team and the services provided by EnergyQuest and Newfield that were provided under the transition services agreements, we are provided geologic and engineering assistance by CEPM, with access to CCG’s in-house technical team including its contract engineers, geologists and consultants who have experience in drilling and producing coalbed methane reserves. As a result, our project management team has the ability to draw from a base of experienced and capable talent on an as needed basis to select drilling locations and completion approaches to improve productivity and generate and test new ideas to improve production and reserves from existing wells through the use of recompletions, optimizing compression and gathering systems.

Revenue Accounting

Our revenue accounting function for the Black Warrior Basin properties has been outsourced to Petroleum Financial, Inc., a Texas-based revenue accounting firm. It manages the cash flow associated with our interest in the Black Warrior Basin, including the payment of invoices, calculation and payment of royalties, calculation and payment of the NPI, receiving the revenues from gas sales and providing accounting information used to generate financial statements.

Our revenue accounting function for the Cherokee Basin properties has been outsourced to College Station Financial, a Texas-based revenue accounting firm that is a subsidiary of Schlumberger LTD, a supplier of technology, project management, and information solutions to the oil and gas industry. It manages the cash flow associated with our assets in the Cherokee Basin, including the payment of invoices, calculation and payment of royalties, receiving the revenues from gas sales and providing accounting entries used to generate financial statements.

Marketing and Major Customers

Our production and marketing subsidiaries are successors-in-interest to a gas purchase contract dated October 1, 1993, and originally entered into by and among TEMI, Torch Royalty Company and Velasco Gas Company Ltd as it relates to our production from the Trust Wells. No gas produced by us was sold to third parties under this gas purchase contract as the primary purpose of the portion of the gas purchase contract to which we succeeded was to provide the calculation of gross proceeds for purposes of determining any royalty amounts we owe in respect of the NPI. The gas purchase contract was terminated on January 29, 2008 as a result of the termination of the Trust.

TEMI provided us with natural gas marketing services in connection with the gas produced from the Black Warrior Basin, including the Trust Wells, in exchange for a fee of $30,000 per month plus an incentive payment of 50% of any revenue created in excess of the revenue that would have been created if the gas had been sold at the SONAT Inside FERC price for the relevant sales period. Under this arrangement, we determined acceptable purchasers, the type of the sales and the credit terms of the purchasers. TEMI did not take title to the gas or receive the sales proceeds. The marketing arrangement terminated on June 30, 2007. We have entered into an agreement with Bear Energy LP to purchase natural gas and to provide marketing services in the Black Warrior Basin. We also sell natural gas produced from the basin to Enterprise Alabama.

We currently sell our oil and natural gas produced in the Cherokee Basin at the wellhead. Our oil production is primarily purchased by Sunoco Inc. while our natural gas production is primarily purchased by CIMA Energy Ltd, a gas marketing company, for the EnergyQuest Assets, by Scissortail Energy, LLC in Osage County, Oklahoma and by CIMA Energy Ltd. and CCG for the Newfield Assets. Our sales arrangement with CCG has been reviewed by the Conflicts Committee of our Board of Managers. Our realized pricing is primarily dependent upon the ONEOK and the PEPL Inside FERC prices with respect to our properties in the Cherokee Basin.

Hedging Activity

We have entered into derivative transactions with unaffiliated third parties with respect to natural gas prices and interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in natural gas prices and interest rates. For a more detailed discussion of our derivative activities, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

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

We are also affected by competition for drilling rigs, completion rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which has delayed development drilling activities and has caused significant increases in the prices for this equipment and personnel. We are unable to predict when, or if, such shortages may occur or how they would affect our development and drilling program. To date, however, we have not experienced the effects of such shortages. In addition, over the past several years, our field employees have been working with the team of drilling and completion contractors and have developed relationships that should enable us to mitigate the risks associated with equipment availability.

Title to Properties

At the time we acquired our interests in the Black Warrior Basin and the Cherokee Basin, we obtained a title opinion or performed a review on the most significant leases in the field. As a result, title opinions or reviews have been obtained on a significant portion of our properties.

In some instances, and as is customary in the oil and natural gas industry, we conducted only a cursory review of the title to certain properties on which we do not have proved reserves. To the extent title opinions or other investigations reflect title requirements on those properties, we are typically responsible for curing any material title matters at our expense. We generally will not commence drilling operations on a property until we have cured or waived any such title matters or deemed the title risk sufficiently mitigated to justify proceeding with operations on such property.

We believe that we have satisfactory title to all of our material assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. The Trust Wells are subject to the NPI. For a more detailed discussion of the NPI, please read Item 1. “Business—Torch Royalty NPI”. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties to operate our business in all material respects as described in this Annual Report on Form 10-K.

Environmental Matters and Regulation

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•

restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible in absence of such regulations. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on our operating costs.

Environmental laws and regulations that could have a material impact on the oil and natural gas industry include the following:

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most other wastes associated with the exploration, development and production of oil and natural gas are currently regulated under RCRA’s non-hazardous waste provisions. Certain of our operations are known to bring to the surface naturally occurring radioactive material (“NORM”) which is accumulated at our facilities and is subject to permitting and controls for storage, as well as requirements for proper disposal. We believe our operations are in substantial compliance with the radioactive materials license issued by the State of Alabama Department of Public Health to cover activities associated with NORM. Although we do not believe the current costs of managing any of our wastes are material under presently applicable laws, any future reclassification of natural gas exploration and production wastes as hazardous wastes, or more stringent regulation of NORM wastes, could increase our costs to manage and dispose of wastes.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed of, or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the Cherokee Basin, water is pumped from producing wells, collected, and injected into approved salt water disposal wells in the deeper Arbuckle formation. In the Black Warrior Basin, we maintain permits issued pursuant to the Clean Water Act that authorize the discharge of produced waters and similar wastewaters generated as a result of our operations, in accordance with effluent standards established by the Alabama Department of Environmental Management (“ADEM”). While we believe we are in substantial compliance with these permits and all other requirements of the Clean Water Act, we have several ponds used for the treatment and storage of wastewaters that were found to have leaked into the subsurface beneath the ponds at some time in the past in the Black Warrior Basin. ADEM is aware of these leaks. We are in the process of replacing the liners beneath these treatment ponds and, under the supervision of ADEM, monitoring for the presence of chlorides in the subsurface to better determine what cleanup measures, if any, may be required by the ADEM. Based on present information, we do not believe we will incur material costs or penalties in connection with this matter, but there can be no assurance that significant costs will not be incurred if future data reveals elevated levels of chlorides beneath the ponds.

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

Our operations in the Black Warrior Basin are subject to the rules and regulations of the State Oil and Gas Board of Alabama Governing Coalbed Methane Gas Operations and these rules and regulations are found in the State Oil and Gas Board of Alabama Administrative Code. Our operations in the Cherokee Basin are subject to the rules and regulations of the Oklahoma Corporation Commission, Oil & Gas Conservation Division and the Kansas Corporation Commission, Oil & Gas Conservation Division. We believe we are in substantial compliance with these rules and regulations.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We have approximately $0.5 million accrued in our financial statements for our estimated exposure for environmental-related matters. We are not aware of any additional environmental issues or claims that will require material capital expenditures or that will otherwise have a material impact on our financial position or results of operations. However, we cannot predict how future environmental laws and regulations may impact our operations, and therefore cannot provide assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial condition, results of operations or ability to make distributions to our unitholders.

Employees

Except the employees for our subsidiaries, Robinson’s Bend Operations II, LLC and CEP Mid-Continent LLC, we do not have any employees. As of December 31, 2007, our subsidiaries, Robinson’s Bend Operations II, LLC and CEP Mid-Continent LLC, had 74 full-time field employees. None of these employees is subject to a collective bargaining agreement.

Under the management services agreement, CEPM will provide or contract for other necessary services including land, engineering, regulatory, accounting, financial and other disciplines as needed. We reimburse CEPM for expenses under this agreement. Please refer to page 88 for additional information regarding the management services agreement that is described in Item 13. “Certain Relationships and Related Transactions, and Manager Independence.”

Offices

We are headquartered in Baltimore, Maryland where we share office space with Constellation. We also share office space with Constellation in Houston, Texas. In addition, we have field offices located in Buhl, Alabama, Dewey, Oklahoma, Skiatook, Oklahoma, and Coffeyville, Kansas. We own the land and office spaces in Alabama, Oklahoma, and Kansas.

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

We may not have sufficient cash flow from operations each quarter to pay distributions at our current quarterly distribution level of $0.5625 per common unit following establishment of cash reserves and payment of fees and expenses, including payments to CEPM. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on numerous factors generally described in this caption “Risk Factors,” including, among other things: the amount of oil and natural gas we produce; the demand for and the price at which we are able to sell our oil and natural gas production; the results of our hedging activity; the level of our operating costs, including reimbursements to CEPM under the management services agreement; the costs we incur to acquire E&P properties; whether we are able to continue our development activities at economically attractive costs; the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon; and the level of our capital expenditures.

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

Oil and natural gas prices are very volatile, and if commodity prices decline significantly for a temporary or prolonged period, our cash from operations will decline and we may have to lower our quarterly distribution or may not be able to pay distributions at all.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and natural gas and a drop in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flow. In particular, declines in commodity prices will reduce the value of our reserves, our cash flow, our ability to borrow money or raise capital and our ability to pay distributions. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as: the domestic and foreign supply of and demand for oil and natural gas; the price and level of foreign imports of oil and natural gas; the level of consumer product demand; weather conditions; overall domestic and global economic conditions; political and economic conditions in natural gas and oil producing countries, including those in West Africa, Middle East and South America; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; the impact of U.S. dollar exchange rates on natural gas and oil prices; technological advances affecting energy consumption; domestic and foreign governmental regulations and taxation; the impact of energy conservation efforts; the costs, proximity and capacity of oil and natural gas pipelines and other transportation facilities; and the price and availability of alternative fuels.

In the past, the prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. If we raise our cash distribution level in response to increased cash flow during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during periods of sustained lower commodity prices.

Unless we replace the reserves that we produce, our existing reserves and production will decline, which would adversely affect our cash from operations and our ability to make cash distributions to our unitholders.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. In the Cherokee Basin, coalbed methane production generally declines at a shallow rate after initial increases in production as a consequence of the dewatering process. However, production rates from newly drilled and completed wells in the Black Warrior Basin do not typically increase as the formation dewaters.

Our production from our existing reserves will decline over time. The rate of decline of our reserves and production reflected in our reserve reports will change if production from our existing wells declines in a different manner than we have estimated and can change when we drill additional wells, make acquisitions and under other circumstances. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations.

Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

No one can measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels and operating and development costs. In addition, in the early stages of a coalbed methane project, it is difficult to predict the production curve of a coalbed methane field. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove to be inaccurate. We have prepared the estimates of proved oil and natural gas reserves included in our SEC filings, and such estimates are different from the estimates that may be determined by an independent petroleum engineering firm. Over time, our internal engineers may make material changes to reserve estimates taking into account the results of actual drilling and production. Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, we make certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. For example, if natural gas prices were to decline by $1.00 per Mcfe, then the Standardized Measure of our proved reserves as of December 31, 2007 would decrease from approximately $480.4 million to approximately $334.1 million. Our Standardized Measure is calculated using unhedged oil and natural gas prices and is determined in accordance with the rules and regulations of the SEC (except for the impact of income taxes as we are not a taxable entity). Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas we ultimately recover being different from our reserve estimates.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated oil and natural gas reserves.

We base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

•	the supply of and demand for oil and natural gas;

•	the actual prices we receive for oil and natural gas;

•	our actual operating costs in providing oil and natural gas;

•	the amount and timing of our capital expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations, financial condition and our ability to make cash distributions.

Future price declines may result in a write-down of our asset carrying values.

Lower oil and natural gas prices may not only decrease our revenues, profitability and cash flows, but also may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. Substantial decreases in oil and natural gas prices would render a significant number of our planned projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may, therefore, require a writedown of such carrying value. We may incur impairment charges in the future, which could result in a material reduction in our results of operations in the period taken and materially limit our ability to borrow funds under our reserve-based credit facility and our ability to make cash distributions to our unitholders.

We rely on third parties, including CEPM, for our management. If CEPM or these third parties fail to or inadequately perform, or if we cannot enter into other management contracts on satisfactory terms, our costs will increase and reduce our cash from operations and our ability to make cash distributions.

We rely on third parties for our management. While our board of managers has the right and responsibility to manage our affairs, we rely on third parties to manage the day-to-day aspects of our business. We have entered into a management services agreement with CEPM, a wholly owned subsidiary of Constellation. CEPM provides us legal, accounting, audit, tax, financial and risk management services. CEPM will also provide us with assistance in hedging our production and acquisition services in respect of opportunities for us to acquire long-lived, stable and proved oil and natural gas reserves. Constellation and its affiliates have no obligation to present us with potential acquisitions, and, if they fail to do so, we will need to either seek acquisitions on our own or retain a third party to seek acquisitions on our behalf. Although we have substantial undeveloped acreage in Osage County, Oklahoma, in the long term, without further acquisitions, we may not be able to replace or grow our reserves, which would reduce our cash from operations and our ability to make cash distributions.

In addition, although we may make acquisitions in areas where we can work with third-party operators who have technical development expertise and experience in the particular natural gas field in which we are acquiring an interest and who will hold a working interest in such properties, we may need to hire additional personnel to operate any properties acquired. Doing so will increase our costs and could adversely affect our cash from operations and our ability to make cash distributions.

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

We will need to make substantial capital expenditures to maintain our asset base over the long term. These maintenance capital expenditures may include capital expenditures associated with drilling and completion of additional wells to offset the production decline from our producing properties or additions to our inventory of unproved properties or our proved reserves to the extent such additions maintain our asset base. These expenditures could increase as a result of:

•	changes in our reserves;

•	changes in oil and natural gas prices;

•	changes in labor and drilling costs;

•	our ability to acquire, locate and produce reserves;

•	changes in leasehold acquisition costs; and

•	government regulations relating to safety and the environment.

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

In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and will be unable to raise the level of our future cash distributions. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings or sell additional common units or other securities. Such uses of cash from operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited liability company interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

Furthermore, if our revenues or the borrowing base under our reserve-based credit facility decrease as a result of lower oil or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to increase or sustain our asset base. Our reserve-based credit facility restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our reserve-based credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a possible decline in our reserves, and could diminish our results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Our acquisition activities will subject us to certain risks.

In 2007, we expanded our operations into the Cherokee Basin of Kansas and Oklahoma by executing three separate acquisitions. In April 2007, we acquired the EnergyQuest Assets. In July 2007, we completed the Amvest Acquisition. In September 2007, we acquired the Newfield Assets. We spent approximately $479.4 million, after purchase price adjustments, on these three acquisitions. Any acquisition involves potential risks, including, among other things: the validity of our assumptions about reserves, future production, revenues and costs, including synergies; an inability to integrate successfully the businesses we acquire; a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions; a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions; the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate; the diversion of management’s attention to other business concerns; an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; the incurrence of other significant charges, such as impairment of other intangible assets, asset devaluation or restructuring charges; unforeseen difficulties encountered in operating in new geographic areas; an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes; and customer or key employee losses at the acquired businesses.

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

Our business requires a significant amount of capital expenditures to maintain and grow production levels. Commodity prices have historically been volatile and we cannot predict the prices we will be able to realize for our production in the future. As a result, we may borrow significant amounts under our reserve-based credit facility in the future to enable us to pay quarterly distributions. Significant declines in our production or significant declines in realized oil and natural gas prices for prolonged periods and resulting decreases in our borrowing base may force us to reduce or suspend distributions to our unitholders.

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

We depend on our reserve-based credit facility for future capital needs and to fund a portion of our distributions. The reserve-based credit facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We are also required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under our reserve-based credit facility could result in a default under the facility, which could cause all of our existing indebtedness to be immediately due and payable. Each of the following is an event of default:

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

We are prohibited from borrowing under our reserve-based credit facility to pay distributions to unitholders if the amount of borrowings outstanding under our reserve-based credit facility reaches or exceeds 90% of the borrowing base. At December 31, 2007, our borrowings outstanding were at 85% of the borrowing base. Our borrowing base is the amount of money available for borrowing, as determined semi-annually by our lenders in their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our natural gas reserves, which will take into account the prevailing natural gas prices at such time. We anticipate that if, at the time of any distribution, our borrowings equal or exceed 90% of the then-specified borrowing base, our ability to pay distributions to our unitholders in any such quarter will be solely dependent on our ability to generate sufficient cash from our operations.

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

Prior to making any distribution on the common units, we will reimburse CEPM for certain expenses that it incurs on our behalf pursuant to the management services agreement. These expenses include certain costs incurred on our behalf in performing accounting and financial, risk management and acquisition services, including costs for providing corporate staff and support services to us. CEPM charges us an allocated amount for services provided to us. This allocated cost basis is based on the percentage of time spent by personnel of CEPM and its affiliates on our matters and includes the compensation paid by CEPM and its affiliates to such persons and other overhead. The allocation of compensation expense for such persons will be determined based on a good faith estimate of the value of each such person’s services performed on our business and affairs, subject to the periodic review and approval of our audit or conflicts committee. The reimbursement of expenses to CEPM could adversely affect our ability to pay cash distributions to our unitholders.

Since the Trust was terminated in January 2008, the gas purchase contract with the Trust also terminated, and the arbitration proceeding may determine that the payment by us to the Trust in respect of the NPI has ceased to be calculated under the sharing arrangement. As a result, our royalty obligations under the NPI could increase, which could adversely affect our results of operations and our ability to pay cash distributions.

The gas purchase contract with TEMI, including the portion assigned to us, was terminated in January 2008 upon the termination of the Trust.

The royalty payment owed by us under the NPI is calculated based in part on gross proceeds as that term is defined in the gas purchase contract. There is a sharing arrangement under the gas purchase contract that permits us, as gas purchaser, to retain any excess of the market price we receive for production from the Trust Wells over the price under the sharing arrangement. This price under the sharing arrangement is equal to the sum of the sharing price set forth in the gas purchase contract, plus 50% of the amount by which 97% of the applicable spot index price exceeds the sharing price. Despite increases in recent years in the spot price for natural gas, this sharing arrangement has had the effect of keeping the royalty payments to the Trust in respect of the NPI significantly lower than the prevailing market price.

Notwithstanding the termination of the gas purchase contract, the NPI will continue to burden the Trust Wells, and it should continue to be calculated as if the gas purchase contract were still in effect, regardless of what proceeds may actually be received by us as the seller of the gas. Originally, the Trust indicated that it believed that the net profits interest would continue to be calculated as if the gas purchase contract was still in effect. The Trust has in recent months indicated that the documents creating the NPI are not clear as to this point. As a result, on January 25, 2008, the Claimants, including CEP, sent notice of a demand for arbitration before the Judicial Arbitration and Mediation Services (“JAMS”) to the Trustee for the Trust, and Capital One, NA, as successor to Hibernia National Bank, as trustee for Torch Energy Louisiana Royalty Trust, pursuant to the operative dispute resolution provisions of the agreement governing the Trust, the NPI and the Other NPIs. The Claimants are working interest owners in certain oil and gas fields located in Texas, Louisiana and Alabama. The working interests owned by the other Claimants are similarly subject to the Other NPIs that are also based on the gas purchase contract. In the arbitration demand, we and the other Claimants are seeking a declaratory judgment that the NPI payments as well as the payments owed in respect of the Other NPIs will continue to be calculated using the sharing arrangement under the gas purchase contract now that the Trust and the gas purchase contract have been terminated. The outcome of arbitration is highly uncertain and unpredictable and there can be no assurance that the arbitrators will accept CEP’s factual assertions, factual defenses or legal positions or of its factual or expert witnesses in the arbitration or other proceedings. If it is finally determined that the NPI is to be calculated based on the actual proceeds received for sale of the gas or otherwise without regard to the sharing arrangement, our obligations to the Trust for the NPI could be significantly higher, which would adversely affect our revenues, and results of operations and our ability to pay cash distributions. CEP intends its forward-looking statements relating to the arbitration to speak only as of the time of such statements and does not plan to update or revise them except to the extent that material information becomes available or to reflect material changes in expectations, assumptions or results.

Based upon our estimated production as reflected in our reserve report and our SONAT Gas Daily price curve on January 28, 2008, we estimate that, if the sharing arrangement in respect of the Trust was terminated and certain water disposal costs applicable to the Trust Wells increase from $0.53 per barrel to $1.00 per barrel, the remaining $6.7 million contributed to us for the Class D interests would offset the resulting revenue shortfall through the third quarter 2010, if production and prices were to remain constant throughout such period.

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

Pursuant to the gas purchase contract on which the NPI is based, we are required to pay at least $1.70 (adjusted for inflation annually) per MMBtu, which we refer to as the minimum price, for gas purchased from production in respect of the Trust Wells. If the applicable index price is less than the minimum price in any month, amounts payable under the gas purchase contract could be higher than the gross proceeds we would receive for the gas at market prices. As a result, the royalty obligation payable by us in respect of the NPI could exceed the gross proceeds we have received for the gas produced in respect of the NPI. If we have to pay a royalty under the NPI based upon the minimum price that exceeds the actual revenue received by us for the sale of such gas, based upon market prices, it could adversely affect our financial condition and results of operations and, as a result, our ability to pay cash distributions. The index price for the Trust Wells is the price reported in

Inside FERC’s Gas Market Report for the Southern Natural Gas Co., Louisiana Hub, which we refer to as the SONAT Inside FERC price. For the years ended December 31, 2007 and 2006, the monthly index price varied between a low of $5.48 and a high of $7.63, and a low of $4.18 and a high of $11.67, respectively.

Assuming the sharing arrangement does not terminate, the gas purchase contract on which the NPI is based contains a sharing arrangement in the event the applicable spot index price for natural gas exceeds the sharing price, as calculated under the gas purchase contract. If the applicable spot index price for natural gas falls below the sharing price, it would have the effect of reducing the revenue we retain upon resale of the gas produced from the Trust Wells and could adversely affect our financial condition and results of operations and, as a result, our ability to pay cash distributions.

The gas purchase contract on which the NPI is based provides for a sharing arrangement in the event the index price in any month exceeds a price of $2.10 (adjusted for inflation annually, or $2.22 for 2006 and $2.26 for 2007) per MMBtu, which we refer to as the sharing price. If 97% of the applicable spot index price is equal to or less than the sharing price, gas is purchased at the greater of (i) 97% of the index price per MMBtu and (ii) the minimum price described in the immediately preceding risk factor. If the index price exceeds the sharing price in any month, however, gas is purchased at the sharing price plus 50% of the excess of 97% of the applicable spot index price over the sharing price per MMBtu. In that case, the calculation of gross proceeds in the NPI calculation could be substantially less than the gross proceeds at market prices, as a result of which the royalty obligation payable by us in respect of the NPI could be substantially less than the gross proceeds we have received for the produced gas. For example, during 2006 and 2007, the amount payable under the gas purchase contract was, on average, approximately $2.63 per MMBtu and $2.43 per MMBtu, respectively, less than the net average market price realized for the sale of such gas. If the index price is equal to or less than the sharing price, it could adversely affect our financial condition and results of operations and, as a result, our ability to pay cash distributions.

We depend on certain key customers for sales of our natural gas. To the extent these and other customers reduce the volumes of natural gas they purchase from us and are not replaced by new customers, our revenues and cash available for distribution could decline.

In July 2007, we entered into an agreement with Bear Energy LP to purchase the majority of our natural gas produced in the Black Warrior Basin. We now primarily sell all of our natural gas in the Black Warrior Basin to Bear Energy LP and Enterprise Alabama. In the Cherokee Basin, the majority of our sales of natural gas are to Scissortail Energy, LLC, CIMA Energy Ltd., and CCG. Our oil production is primarily purchased by Sunoco Inc. To the extent these and other customers reduce the volumes of natural gas that they purchase from us and are not replaced by new customers, our revenues and cash available for distribution could decline.

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

We hold natural gas leases that are still within their original lease term and are not currently held by production. Unless we establish commercial production on the properties subject to these leases, these leases will expire. If our leases expire in the Black Warrior Basin or in the Cherokee Basin, we will lose our right to develop the related properties.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our ability to pay distributions.

With the support of CEPM under the management services agreement, we have specifically identified and scheduled drilling locations for our future multi-year drilling activities on our existing acreage in the Black Warrior Basin and in the Cherokee Basin. These identified drilling locations represent a significant part of our future development drilling program. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, natural gas prices, costs and drilling results. In addition, no proved reserves are assigned to any of the potential drilling locations we have identified and therefore, there may be greater uncertainty with respect to the likelihood of drilling and completing successful commercial wells at these potential drilling locations. Our final determination of whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce natural gas from these or any other potential drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified, which could have a significant adverse effect on our financial condition and results of operations.

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

•

the federal Resource Conservation and Recovery Act (“RCRA”) related federal regulations and comparable state laws and regulations that impose requirements for the handling and disposal of waste from our facilities; and

•

the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “the Superfund law,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal.

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

•

certain of our operations are known to bring to the surface naturally occurring radioactive material (“NORM”) that is accumulated at our facilities and is subject to permitting and controls for storage, as well as requirements for proper disposal; and

•

several treatment ponds associated with the treatment and storage of produced waters and similar wastewaters have leaked into the subsurface and we are in the process of replacing the liners beneath these treatment ponds and, under the supervision of the Alabama Department of Environmental Management (“ADEM”), monitoring for the presence of contaminants in the subsurface to better determine what cleanup, if any, may be required.

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

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil and natural gas exploration, production and transportation operations. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances that we handle. For instance, we must maintain permits and adhere to certain controls related to the storage and proper disposal of NORM that is produced periodically in connection with our natural gas drilling operations in the Black Warrior Basin. In addition, as a result of leaks from ponds used for the treatment and storage of produced waters and similar wastewaters from our operations, we are in the process of replacing pond liners and are also conducting subsurface monitoring for chlorides under the supervision of ADEM. We may incur additional expenses, which could be material, in the future if our monitoring activities reveal that any contaminants exist in the subsurface beneath the ponds, and the agency requires cleanup of any such contaminants.

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

Higher oil and natural gas prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Over the past three years, we and other oil and natural gas companies have experienced higher drilling and operating costs. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues and cash available for distribution.

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

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon CEPM’s willingness and ability to evaluate and select suitable properties and our ability to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations, which could reduce the amount of cash we have available to pay distributions.

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

Seasonal weather conditions adversely affect our ability to conduct production activities in the Black Warrior Basin and the Cherokee Basin.

Natural gas operations in the Black Warrior Basin and the Cherokee Basin are often adversely affected by seasonal weather conditions, primarily during hurricane season, periods of severe weather or rainfall, and during periods of extreme cold. We face the risk that power outages resulting from hurricanes, tornados, ice storms, flooding, and other strong storms will prevent us from operating our wells in an optimal manner.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our oil and natural gas exploration, production and transportation operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities and certain Native American tribal authorities. For example, a portion of our leases in the Cherokee Basin purchased pursuant to the Amvest Acquisition are regulated by a certain Native American tribe. Failure or delay in obtaining regulatory approvals or drilling permits could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding conservation practices and the protection of correlative rights affect our operations by limiting the quantity of natural gas we may produce and sell.

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

Risks Related to Our Structure

Constellation and its affiliates own an interest in us through their ownership of our Class A and common units.

Constellation indirectly owns approximately 27% of the outstanding common units and 100% of the outstanding Class A units as of December 31, 2007. The percentages reflect common units that have been issued under our long-term incentive plan. CEPM, as the holder of all our Class A units, has the exclusive right to elect two members of our board of managers.

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

•	the sale of our units by significant unitholders or other market liquidity issues;

•	changes in market valuations of similar companies;

•	departures of key personnel;

•	commencement of or involvement in litigation;

•	variations in our quarterly results of operations or those of other natural gas and oil companies;

•	variations in the amount of our quarterly cash distributions;

•	future issuances and sales of our common units; and

•	changes in general conditions in the U.S. economy, financial markets or the oil and natural gas industry.

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

As of December 31, 2007, CEPH controlled an aggregate of 5,918,894 common units. These units were registered for resale in January 2008 at the request of CEPH. If CEPH were to sell a substantial portion of its common units, it could reduce the market price of our outstanding common units.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate income tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed as corporate distributions, and no income, gain, loss, deduction or credit would flow through to the unitholders. Because a tax may be imposed on us as a corporation, our cash available for distribution to our unitholders could be reduced. Therefore, treatment of us as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to our unitholders resulting in a substantial reduction in the value of our common units.

Current law or our business may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, at the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships and limited liability companies to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. Our limited liability company agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the initial quarterly distribution amount and the Target Distribution amount (as defined in our limited liability company agreement) will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the unitholder does not reside in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently do business and own assets in Alabama, Kansas, Maryland and

Oklahoma. We are registered to do business in Texas. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all United States federal, foreign, state and local tax returns that may be required of such unitholder. In addition, if the unitholder sells his units, he may incur a tax liability in excess of the amount of cash received from the sale.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized natural gas prices;

•	the conditions of the capital markets, interest rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business and financial strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	the impact from the termination of the sharing arrangement before December 31, 2012;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, earthquakes and other catastrophic events and natural disasters;

•	governmental regulation of the oil and natural gas industry;

•	developments in oil-producing and natural gas producing countries; and

•	our strategic plans, objectives, expectations and intentions for future operations.

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

Item 3. Legal Proceedings

Termination of the Trust

On January 29, 2008, the unitholders of the Torch Energy Royalty Trust voted to terminate the Trust and authorized the Trustee to wind up, liquidate, and distribute the assets held by the Trust under the terms of the trust agreement. As discussed in Item 1. “Business” on page 1 and Item 1A. “Risk Factors” on page 17, we have initiated an arbitration proceeding in connection with the termination of the Torch Energy Royalty Trust.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any other material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of common unitholders was held November 2, 2007. At the meeting, the following matters were voted upon:

Class B managers nominated and reelected to serve for a term to expire in 2008 and until their successors are duly elected and qualified as follows:

	Common Units Votes For	Common Units Withheld
Richard H. Bachmann	11,326,829	21,180
Richard S. Langdon	11,326,829	21,180
John N. Seitz	11,326,829	21,180

The ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2007 was approved. With respect to common unitholders, the number of affirmative votes cast was 11,341,309, the number of votes cast against was 3,750, and the number of abstentions was 2,950.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE Arca under the symbol “CEP.” Our units began trading on November 15, 2006, in connection with our initial public offering. On February 28, 2008, there were 21,904,106 common units outstanding and approximately 2,800 unitholders. On February 28, 2008, the market price for our common units was $20.70 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $330.8 million. The following table presents the high and low sales price for our common units during the periods indicated.

	Common Stock
	High	Low
2006
Fourth Quarter	$25.90	$21.00

2007
First Quarter	$35.93	$23.90
Second Quarter	$41.25	$30.90
Third Quarter	$50.74	$33.00
Fourth Quarter	$42.73	$30.77

The following table shows the amount per unit, record date and payment date of the quarterly cash distributions we paid on each of our common units for each period presented.

	Cash Distributions
	Per unit	Record date	Payment date
2006
Fourth Quarter	$0.2111	February 7, 2007	February 14, 2007

2007
First Quarter	$0.4625	May 8, 2007	May 15, 2007
Second Quarter	$0.4625	August 7, 2007	August 14, 2007
Third Quarter	$0.5625	November 7, 2007	November 14, 2007
Fourth Quarter	$0.5625	February 7, 2008	February 14, 2008

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

provided, however, that the board of managers may not establish cash reserves pursuant to (iii) above if the effect of such reserves would be that the Company is unable to distribute the quarterly distribution on all Common Units and Class A Units with respect to such quarter; and provided further, that disbursements made by us or any of our subsidiaries or cash reserves established, increased or reduced after the end of that quarter, but on or before the date of determination of available cash for that quarter, shall be deemed to have been made, established, increased or reduced, for purposes of determining available cash, within that quarter if the board of managers so determines.

Private Placements

In connection with our formation in February 2005, we issued to CCG in exchange for $100 a membership interest representing the right to receive an aggregate 100% of our distributions. The offering was exempt from registration under Section 4(2) of the Securities Act because the transaction did not involve a public offering.

In April 2007, we sold 90,376 Class E units representing limited liability company interests and 2,207,684 common units representing Class B limited liability company interests in a private placement for an aggregate purchase price of approximately $60 million. On June 26, 2007, a special meeting of CEP’s common unitholders was held. At this meeting, the common unitholders approved the conversion of all outstanding Class E units into common units. As a result of the approval, all 90,376 of the Company’s outstanding Class E units have been canceled and the same number of common units have been issued to the former holders of the Class E units. To facilitate the conversion, the common unitholders approved both a change in the terms of the Company’s Class E units to provide that each Class E unit is convertible into the Company’s common units, and the issuance of additional common units upon the conversion of the Class E units.

In July 2007, we sold 3,371,219 Class F units representing limited liability company interests and 2,664,998 common units representing Class B limited liability company interests in a private placement which generated proceeds of approximately $210 million.

In September 2007, we sold 2,470,592 common units representing Class B limited liability company interests in a private placement which generated proceeds of approximately $105 million. On October 12, 2007, a special meeting of CEP’s common unitholders was held. At this meeting, the common unitholders approved the conversion of all outstanding Class F units into common units. As a result of the approval, all 3,371,219 of the Company’s outstanding Class F units have been canceled and the same number of common units has been issued to the former holders of the Class F units. To facilitate the conversion, the common unitholders approved both a change in the terms of the Company’s Class F units to provide that each Class F unit is convertible into the Company’s common units, and the issuance of additional common units upon the conversion of the Class F units.

The units in each private placement were sold to certain unaffiliated third party investors. The offerings were exempt from registration under Section 4(2) of the Securities Act because the transaction did not involve a public offering.

Common Unit Performance Graphs

The graph below compares CEP’s cumulative total shareholder return on its common units from the period November 15, 2006 through December 31, 2007, with the cumulative total returns over the same period of the Russell 2000 index, the Dow Jones US Exploration & Production index and a customized peer group of five companies that includes: Atlas Energy Resources, LLC, BreitBurn Energy Partners L.P., EV Energy Partners, L.P., Legacy Reserves LP and Linn Energy, LLC. The graph assumes that the value of the investment in our common units, in each index, and in the peer group was $100 on November 15, 2006. Cumulative return is computed assuming reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Constellation Energy Partners LLC, The Russell 2000 Index, Customized Peer Group, and

The Dow Jones US Exploration & Production Index

Item 6. Selected Financial Data

Set forth below is our selected historical consolidated financial data for the periods indicated for Constellation Energy Partners LLC. The historical financial data for the period ended December 31, 2007 and 2006 and for the period from February 7, 2005 (inception) to December 31, 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited financial statements.

We were formed in February 2005 and had no principal operations prior to the completion of a $161.1 million acquisition of natural gas reserves and equipment from Everlast on June 13, 2005. The historical financial data for the period from January 1, 2005 through June 12, 2005 and the year ended December 31, 2004 have been derived from Everlast’s audited historical financial statements.

You should read the following selected financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the financial statements of Everlast and related notes appearing elsewhere in this Annual Report on Form 10-K.

Initially, our only operations were in the Black Warrior Basin, as were Everlast’s. During each of the last three years, our properties in the Black Warrior Basin were wholly-owned by us or Everlast. Our acquisition from Everlast resulted in a new basis for our properties in the Black Warrior Basin for accounting purposes. In addition, new management, operating and accounting policies, and estimates were put into place after our acquisition from Everlast. Though the financial statements reflect the operation of the same properties in the Black Warrior Basin, due to these differences, the financial statements for the periods prior to and after our purchase of our properties in the Black Warrior Basin are not comparable. For that purpose, a black line has been placed between our and Everlast’s financial statements. Our historical results of operations and period-to-period comparisons of results and certain financial data prior to and after our acquisition of our properties in the Black Warrior Basin from Everlast may not be indicative of future results.

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

	Successor			Predecessor
	Constellation Energy Partners LLC			Everlast Energy LLC
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from February 7, 2005 (inception) to December 31, 2005(a)	For the period from January 1, 2005 to June 12, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
		(in 000’s)		(in 000’s)
Statement of Operations Data:
Revenues:
Oil and gas sales	$82,725	$36,917	$25,957	$12,882	$27,494	$22,320
Loss from mark-to-market activities	(6,856)	—	—	(15,313)	(9,107)	(3,664)

Total revenues	75,869	36,917	25,957	(2,431)	18,387	18,656

Operating expenses:
Lease operating expenses	17,141	7,234	4,175	2,769	5,270	4,428
Cost of sales	1,788	—	—	—	—	—
Production taxes	3,646	1,783	1,400	676	1,479	1,279
General and administrative	9,109	4,573	4,184	594	2,706	1,945
Depreciation, depletion and amortization	23,190	7,444	4,176	1,683	3,719	3,684
Accretion expense	312	141	78	46	86	73
Loss on asset sale	86	—	—	—	—	—

Total operating expenses	55,272	21,175	14,013	5,768	13,260	11,409

Other expenses/(income):
Interest expense	6,930	221	3	2,437	3,028	1,961
Interest income	(465)	(468)	—	—	—	—
Other (income) expense	(109)	—	—	—	—	299

Total other expenses/(income)	6,356	(247)	3	2,437	3,028	2,260

Total expenses	61,628	20,928	14,016	8,205	16,288	13,669

Net income (loss)	$14,241	$15,989	$11,941	$(10,636)	$2,099	$4,987

Earnings per unit
Basic	$0.87	$1.41	$1.05
Diluted	$0.87	$1.41	$1.05
Distributions declared and paid per unit	$1.6986	$—	$—
Other Financial Information (unaudited):
Adjusted EBITDA	$52,520	$23,025	$16,198	$8,795	$14,738	$10,193

(a)	Until our acquisition of our properties in the Black Warrior Basin from Everlast on June 13, 2005, we did not conduct any operations.

	Successor			Predecessor
	Constellation Energy Partners LLC			Everlast Energy LLC
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from February 7, 2005 (inception) to December 31, 2005(a)	For the period from January 1, 2005 to June 12, 2005(a)	For the year ended December 31, 2004	For the year ended December 31, 2003
		(in 000’s)			(in 000’s)
Balance Sheet Data (at period end):
Cash and cash equivalents	$18,689	$7,485	$14,831		$2,012	$2,563
Other current assets	27,184	18,602	6,097		4,562	1,812
Natural gas properties, net of accumulated depreciation, depletion and amortization	643,653	171,639	165,211		52,531	49,252
Other assets	17,129	5,971	—		1,579	590

Total assets	$706,655	$203,697	$186,139		$60,684	$54,217

Current liabilities	$20,551	$9,007	$13,895		$4,482	$4,403
Debt	153,000	22,000	63		67,500	26,000
Preferred units subject to mandatory redemption	—	—	—		—	16,752
Other long-term liabilities	16,702	2,730	3,014		3,314	2,671
Class D interests	7,000	8,000	—		—	—
Members equity:
Common members equity (deficit)	505,178	148,847	169,167		(14,612)	4,391
Accumulated other comprehensive income	4,224	13,113	—		—	—

Total members’ equity (deficit)	509,402	161,960	169,167		(14,612)	4,391

Total liabilities and members’ equity (deficit)	$706,655	$203,697	$186,139		$60,684	$54,217

Cash Flow Data:
Net cash provided by operating activities	$42,499	$14,067	$23,313	$6,639	$4,906	$9,773
Net cash used in investing activities	(502,533)	(25,429)	(147,237)	(4,203)	(6,997)	(47,832)
Net cash provided by (used in) financing activities	471,238	4,016	138,755	(2,500)	1,540	40,622
Development of natural gas properties	(23,645)	(13,224)	(8,286)	(4,000)	(5,680)	(2,040)

(a)	Until our acquisition of our properties in the Black Warrior Basin from Everlast on June 13, 2005, we did not conduct any operations.

Non-GAAP Financial Measure—Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted by:

•	interest (income) expense;

•	depreciation, depletion and amortization;

•	write-off of deferred financing fees;

•	impairment of long-lived assets;

•	(gain) loss on sale of assets;

•	(gain) loss from equity investment;

•	accretion of asset retirement obligation;

•	unrealized (gain) loss on natural gas derivatives; and

•	realized loss (gain) on cancelled natural gas derivatives.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	Successor			Predecessor
	Constellation Energy Partners LLC			Everlast Energy LLC
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from February 7, 2005 (inception) to December 31, 2005	For the period from January 1, 2005 to June 12, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
	(In 000’s)				(In 000’s)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income/(loss)	$14,241	$15,989	$11,941	$(10,636)	$2,099	$4,987
Adjusted by:
Interest expense/(income), net(a)	6,465	(247)	3	2,437	3,028	1,961
Depreciation, depletion and amortization	23,190	7,444	4,176	1,683	3,719	3,684
Accretion of asset retirement obligation	312	141	78	46	86	73
Loss on sale of asset	86	—	—	—	—	—
Loss on mark-to-market activities	6,856	—	—	—	—	—
Long-term incentive plan	145	—	—	—	—	—
Unrealized loss/(gain) on natural gas derivatives/hedge ineffectiveness	1,225	(302)	—	15,265	(2,156)	(512)
Realized loss on cancelled natural gas derivatives	—	—	—	—	7,962	—

Adjusted EBITDA	$52,520	$23,025	$16,198	$8,795	$14,738	$10,193

(a)	For the year ended December 31, 2004, the return on the preferred units subject to mandatory redemption totaled approximately $0.4 million. This amount is included in interest expense in the accompanying income statement and was also treated as non-cash additions to net income when calculating the net cash provided by operating activities. As this amount is already included in both interest expense and net cash provided by operating activities, it is not included in this line of the reconciliation.

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

Overview

We are a limited liability company formed by Constellation Energy Group, Inc. (“Constellation”) on February 7, 2005 to acquire oil and natural gas properties (“E&P properties”) as well as related midstream assets. At December 31, 2007, our estimated proved reserves consisted of oil and natural gas and were located in the Black Warrior Basin of Alabama and in the Cherokee Basin of Oklahoma and Kansas. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase the amount of our future quarterly distributions. Our strategies for achieving this objective are to:

•

make accretive acquisitions of E&P properties characterized by a high percentage of proved developed reserves with long-lived, stable production and low-risk drilling opportunities, which may include associated midstream assets such as gathering systems, compression, dehydrating and treating facilities and other similar facilities;

•	organically grow our business by increasing reserves and production through what we believe to be low-risk development drilling; and

•	reduce the volatility in our revenues resulting from changes in oil and natural gas commodity prices through hedging.

Our future oil and natural gas reserves and production and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing our current reserves and economically finding, developing and acquiring additional recoverable reserves. We may not be able to find, develop or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and our ability to pay quarterly cash distributions to our unitholders.

We also face the challenge of natural gas production declines. As a given well’s initial reservoir pressures are depleted, natural gas production decreases. We attempt to overcome this natural decline both by drilling on our properties and acquiring additional reserves. We will continue to focus on reducing our costs to add reserves through drilling and acquisitions, as well as the corresponding costs necessary to produce such reserves. Our ability to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. In accordance with our business plan, we intend to invest the capital necessary to maintain our production and our asset base over the long term. We will seek to maintain or grow our production and our asset base by pursing both organic growth opportunities and acquisitions of producing reserves that are suitable for us.

We completed our initial public offering on November 20, 2006 and our common units, representing Class B limited liability company interests, are listed on the NYSE Arca, Inc. under the symbol “CEP.”

In 2007, we expanded our operations into the Cherokee Basin of Kansas and Oklahoma by completing three separate acquisitions. In April 2007, we completed an acquisition of oil and natural gas properties located in the Cherokee Basin in Kansas and Oklahoma (the “EnergyQuest Assets” or “EnergyQuest Acquisition”). In July 2007, we completed an acquisition of additional oil and natural gas properties located in the Cherokee Basin in Oklahoma (the “Amvest Acquisition”). In September 2007, we completed the acquisition of additional coalbed methane properties in the Cherokee Basin of Oklahoma (the “Newfield Assets” or “Newfield Acquisition”). These three complimentary acquisitions provide us with the option to pursue organic growth by drilling on proved undeveloped and unproved locations primarily in Osage County, Oklahoma. These acquisitions are discussed in more detail in Note 2 to our consolidated financial statements.

2007 Operational Highlights

•	Realized Prices. Our average realized price for the year ended December 31, 2007, including hedges, was $7.30 per Mcfe. This realized price includes the impact of $6.9 million of losses on mark-to-market derivatives that were entered into in anticipation of closing our acquisitions of additional oil and natural gas properties in the Cherokee Basin. The acquisition-related hedges were not eligible for cash flow hedge accounting until we closed the acquisitions. This accounting treatment is required under SFAS 133. Excluding the impact of the mark-to-market derivative losses, the average realized price for the year ended December 31, 2007 was $7.96 per Mcfe. Excluding cost of sales associated with third party gathering, average realized prices were $7.79 including hedges and $6.34 excluding hedges.

•

Production. Our production for the year ended December 31, 2007 was 10.4 Bcfe, or an average of 28,474 Mcfe per day. Our production for the quarter ended December 31, 2007 was approximately 45,783 Mcfe per day. The annual production increase was comprised of a 9.6% increase in the Black Warrior Basin, with the remainder resulting from the acquisitions in the Cherokee Basin.

•

Capital Expenditures and Drilling Results. For the year ended December 31, 2007, we incurred approximately $23.6 million in cash capital expenditures. In the Black Warrior Basin, we drilled and completed 20 wells with a 100% drilling success rate. We have also drilled 69 net wells and performed 21 net recompletions in the Cherokee Basin as of December 31, 2007.

•

Oil and Natural Gas Reserves. Our 2007 year-end reserves were 302.8 Bcfe, an approximate 152% increase from 120.3 Bcfe in 2006. This increase was driven by our acquisitions in the Cherokee Basin and our development drilling program.

•

Operating Expenses. Operating expenses, which include lease operating expenses, production taxes, and general and administrative expenses, increased from 2006, reflecting the addition of the Cherokee Basin assets, as well as acquisition and integration related costs and the transition services agreements with EnergyQuest, Amvest, and Newfield. Operating expense per unit associated with ongoing operations, however, has remained in line with 2006, reflecting our focus on managing costs.

In November 2006, we entered into a management services agreement with CEPM, a subsidiary of Constellation to provide us with certain management, technical and administrative services. These services include legal, accounting and finance, engineering and technical, risk management, information technology, and tax services, as well as acquisition services related to opportunities to acquire oil and natural gas reserves and related midstream assets. The fees for services under the agreement will be determined on an annual basis and will be based on Constellation’s cost to provide the services. The payments to Constellation are due quarterly.

Pursuant to the agreement, we were required to use CEPM or its designee for legal, accounting, finance, tax and risk management services through December 31, 2007. This agreement automatically renews on a yearly basis but can be terminated upon notice. Constellation does not have any obligation to provide us with acquisition services under the management services agreement, but we expect that their ownership of our Class A units, common units and management incentive interests will provide them with an incentive to grow our business by helping us to identify, evaluate and complete acquisitions that will be accretive to our distributable cash.

•

Hedging Activities. We have implemented a hedging program that uses derivatives to reduce the impact of commodity price volatility on our anticipated cash flows. Our current intention is to hedge approximately 80% of our forecasted production for up to a five year period. Our management, however, may modify the hedging percentages and strategies as it deems appropriate for market conditions, the cost associated with the derivatives and other business strategies. We also entered into derivative transactions to hedge certain of the future expected production associated with our EnergyQuest, Amvest, and Newfield acquisitions. The swaps associated with the EnergyQuest and Amvest acquisitions are now being accounted for using cash flow hedge accounting, while the put options continue to be accounted for using the mark-to-market accounting method. All of our derivatives associated with the Newfield acquisition are being accounted for using mark-to-market accounting. All of our derivative positions are outlined starting on page 63.

•

Oklahoma and Kansas Weather Events. In July 2007, there was record flooding in Oklahoma and Kansas, which impacted our drilling and production in the Cherokee Basin. We estimate that production was decreased by approximately 400 Mcfe per day for the month of July. The Verdigris River crossing was washed out, which impacted our production through July 16, 2007 by approximately 800 Mcfe per day, as some of our wells were not accessible until the crossing was replaced. Our field office in Coffeyville, Kansas was also flooded and sustained minor damage. We incurred approximately $125,000 in repair and replacement costs as a result of the flooding.

In December 2007, there was a significant ice storm in northern Oklahoma. A substantial amount of damage occurred and electric service was unavailable for a majority of the area for an extended period of time. The severe ice storm and the related lack of electric service impacted our operations. The ice storm also delayed our ability to bring recently drilled wells online and caused delays in our planned drilling schedule as resources were dedicated to repairing storm damage and bringing lost production back online.

•

Debt. The initial borrowing base of our reserve-based credit facility was set at $75.0 million, but was increased to $180.0 million on July 26, 2007. The credit facility will mature in October 2010. As of December 31, 2007, we had $153.0 million in outstanding debt under our reserve-based credit facility.

•	Acquisitions. We have completed three complementary coalbed methane acquisitions as described below.

Newfield Acquisition

In September 2007, we completed the Newfield Acquisition for approximately $128.0 million, subject to purchase price adjustments. We also completed a private placement of 2,470,592 common units at a price of $42.50 per unit for an aggregate purchase price of approximately $105.0 million. We have an effective registration statement on file with the SEC registering for resale the common units. The proceeds from the equity private placement, together with borrowings under our existing reserve-based credit facility, fully funded the purchase price of the acquisition. We entered into derivative transactions to hedge a portion of the expected future production associated with this acquisition.

Amvest Acquisition

In July 2007, we completed the Amvest Acquisition for approximately $240.0 million, subject to purchase price adjustments. We also completed a private placement of 2,664,998 common units and 3,371,219 newly-created Class F units at an average price of $34.79 per unit in a private placement for an aggregate purchase price of approximately $210.0 million. The Class F units converted into common units, on a one-for-one basis, upon obtaining common unitholder approval on October 12, 2007. We have an effective registration statement on file with the SEC registering for resale the common units and the common units issued upon conversion of the Class F units. The proceeds from this equity private placement, together with borrowings under our existing reserve-based credit facility and $1.0 million of cash on hand, fully funded the purchase price of the acquisition. We entered into derivative transactions to hedge a portion of the future expected production associated with this acquisition.

EnergyQuest Acquisition

In April 2007, we completed the acquisition of the EnergyQuest Assets and interests in certain limited liability companies which own coalbed methane properties in the Cherokee Basin for approximately $115.0 million, subject to purchase price adjustments. We also completed a private placement of 2,207,684 common units at a price of $26.12 per unit and 90,376 newly-created Class E units at a price of $25.84 per unit for an aggregate purchase price of approximately $60.0 million. At a special meeting of the common unitholders held on June 26, 2007, the common unitholders approved the conversion of all outstanding Class E units into common units. As a result of the approval, all 90,376 of our outstanding Class E units were cancelled and the same number of common units was issued to the former holders of Class E units. We also filed a registration statement with the SEC on July 6, 2007, registering for resale the common units and common units issued upon conversion of the Class E units, which is now effective. The proceeds from this equity private placement, together with borrowings under our existing reserve-based credit facility, fully funded the purchase price of the acquisition. We entered into derivative transactions to hedge a portion of the future expected production associated with this acquisition.

Subsequent Events

Insured Loss

In January 2008, we experienced a fire at our field office in Dewey, Oklahoma. Both the facility and certain inventory and equipment were damaged. Substantially all of the damage is expected to be covered by insurance.

CoLa Acquisition Announcement

On February 19, 2008, CEP Mid-Continent LLC, a wholly-owned subsidiary of CEP, entered into a definitive purchase agreement (the “Purchase Agreement”) with CoLa Resources LLC (“CoLa”) to acquire all of CoLa’s interests in 83 non-operated producing wells located in the Woodford Shale in the Arkoma Basin, Oklahoma with an average net revenue interest per well of 9.16% for an aggregate purchase price of approximately $53.4 million, subject to purchase price adjustments (the “Acquisition”). We will obtain 13.1 Bcfe of proved reserves developed producing with an estimated daily net production of 5.7 MMcfe. CoLa is an affiliate of Constellation, our sponsor. Before the Purchase Agreement was entered into, the Acquisition was reviewed by the conflicts committee of our board of managers. Under the Purchase Agreement, the Company will have the right to assert, and CoLa will have the right to attempt to cure, certain title defects post-closing. CoLa’s post-closing payment obligations with respect to title defects and indemnities will be secured, in part, by a guaranty from CCG to be delivered at closing. The maximum amount of the CCG guaranty is limited to (i) 20% of the purchase price, with respect to indemnity obligations, and (ii) with respect to title defect obligations, the amount of certain potential title defects, such amount to be calculated as provided in the Purchase Agreement. The amount of CCG’s guaranty with respect to title defect obligations will decrease after closing as title curative is received or CoLa receives proceeds of production from wellbores as to which payments of production proceeds had not commenced as of the closing date and which are attributable to periods prior to the effective time of the Purchase Agreement.

Our obligation to close the Acquisition is conditioned upon the receipt of financing under our existing reserve-based credit facility. Currently, we are in the process of expanding our reserve-based credit facility in order to, among other things, consummate the Acquisition. We have entered into several derivative transactions to hedge future production from the wells. These hedges are guaranteed by Constellation until the closing of the Acquisition and the assets purchased secure our reserve-based credit facility. There can be no assurance that all of the conditions to closing the Acquisition will be satisfied. We expect the Acquisition to close in March 2008, subject to customary closing conditions.

Comparability of Financial Statements

Initially, our only operations were in the Black Warrior Basin, which operations we acquired from Everlast in June 2005. During each of the last three years, our properties in the Black Warrior Basin were wholly-owned by us or Everlast. The Everlast acquisition resulted in a new basis in our properties in the Black Warrior Basin for accounting purposes. In addition, new management, operating and accounting policies, and reserve estimates were put into place after the Everlast acquisition. As a result, though the financial statements reflect the operation of the same Black Warrior Basin properties, the financial statements for the periods prior to and after our purchase of our properties in the Black Warrior Basin are not comparable. Our historical results of operations and period-to-period comparisons of results and certain financial data prior to and after our acquisition from Everlast may not be indicative of future results.

Some of the differences include:

•

Reserves and related estimates: Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our 2005 proved reserve estimate was 112.0 Bcf, which is lower than the 2004 estimates of proved reserves of our predecessor company, Everlast, primarily because of the following factors:

–

A Reduction of 24.5 Bcf Based on Interpretation of Well Performance: The information on which we based this adjustment includes our interpretation of well performance data that was available at December 31, 2005 for new wells drilled and completed in the Black Warrior Basin in 2004 and 2005. There was no drilling in the field between 1994 and late 2003. While the performance data at December 31, 2005 is from a limited number of new wells drilled in the field in 2004 and in 2005, we believed it provided relevant information for the purposes of estimating reserves and we interpreted the data and reflected the results of that analysis in our reserve estimates and assumptions. The majority of the 24.5 Bcf reduction in the reserve estimate at December 31, 2005 associated with our interpretation of the recent well performance data is in the proved developed non-producing (“PDNP”) category and the proved undeveloped (“PUD”) categories of reserves.

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

Due to this inconsistency in the preparation of reserve reports for the periods presented, we have rolled back the estimate of reserves at December 31, 2005 to December 31, 2004 in preparing the financial statements of our predecessor for the year ended December 31, 2004. In preparing the roll-back to December 31, 2004, we did not adjust the estimated proved reserve volumes to reflect our reserve assumptions based upon our interpretation of recent well performance in the Black Warrior Basin because these assumptions were based on recent information that was not available to Everlast when it was preparing the 2004 financials statements. In addition, we did not adjust the volumes to reflect our current drilling program of 20 gross wells per year for the next six years because this drilling program was not the drilling program adopted by Everlast in 2004. The previous reserve estimate was 173.4 Bcf at December 31, 2004.

•

Derivatives: Everlast’s economic hedges did not qualify for hedge accounting treatment under Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are thus classified as losses on a mark-to-market basis in its statement of operations. From the acquisition of our properties in the Black Warrior Basin until June 20, 2006, we did not enter into hedges in our own name. During that period, hedges were executed by CCG, which hedged its exposure to the variability in revenues from the forecasted sale of natural gas due to changes in natural gas prices by entering into hedges for its entire portfolio of natural gas properties, including our properties in the Black Warrior Basin. Therefore, hedging gains and losses are not reflected in our financial statements included elsewhere in this Annual Report on Form 10-K. These gains and losses are reported in the financial statements of CCG. On June 20, 2006, we executed hedges for a portion of our expected production from currently producing wells from October 2006 through December 2009.

•

Depletion: Everlast used the full-cost method of accounting for natural gas properties, whereas we use the successful efforts method. Under the full-cost method used by Everlast, all costs related to the acquisition, exploration or development of natural gas properties were capitalized and depleted based on the production of proved reserves. Under the successful efforts method that we use, costs relating to the development of proved areas are capitalized when incurred and are depleted based on the production of either proved developed reserves or proved reserves, depending on the asset classification. Unsuccessful exploration costs, however, are expensed as incurred. Under both methods, capitalized costs are depleted on a units-of-production method.

Results of Operations

We acquired our initial properties in the Black Warrior Basin from Everlast on June 13, 2005. From February 7, 2005, the date of our formation, to June 12, 2005, we did not conduct any operations and had no production; therefore we had no revenues or operating expenses.

The following table sets forth the selected financial and operating data for the periods indicated:

	Successor					Predecessor
	Constellation Energy Partners LLC					Everlast Energy LLC
	For the year ended December 31, 2007		For the year ended December 31, 2006	For the period from February 7, 2005 (inception) to December 31, 2005(a)		For the period from January 1, 2005 to June 12, 2005
	(In 000’s, except production, cost and price data)					(In 000’s, except production, cost and price data)
Revenues:
Oil and gas sales	$82,725		$36,917	$25,957		$12,882
Loss from mark-to-market activities	(6,856)		—	—		(15,313)

Total revenues	75,869		36,917	25,957		(2,431)

Operating expenses:
Lease operating expenses	17,141		7,234	4,175		2,769
Cost of sales	1,788		—	—		—
Production taxes	3,646		1,783	1,400		676
General and administrative expenses	9,109		4,573	4,184		594
Loss on sale of equipment	86		—	—		—
Depreciation, depletion and amortization	23,190		7,444	4,176		1,683
Accretion expenses	312		141	78		46

Total operating expenses	55,272		21,175	14,013		5,768
Other expenses/(income):
Interest expense	6,930		221	3		2,437
Interest income	(465)		(468)	—		—
Other income	(109)		—	—		—

Total other expenses/(income)	6,356		(247)	3		2,437

Net income (loss)	$14,241		$15,989	$11,941		$(10,636)

Net production:
Total production (MMcfe)	10,393		4,641	2,525		1,970
Average daily production (Mcfe/d)	28,474		12,715	12,500		12,100
Average sales prices:
Price per Mcfe including hedges	$7.30	(b)(c)	$7.95 (c)	$10.28	(c)	$(1.23	)(b)
Price per Mcfe excluding hedges	$6.51		$7.43	$10.28		$6.54
Average unit costs per Mcfe:
Field operating expenses(d)	$2.00		$1.94	$2.21		$1.75
Lease operating expenses	$1.65		$1.56	$1.66		$1.41
Production taxes	$0.35		$0.38	$0.55		$0.34
General and administrative expenses	$0.88		$0.99	$1.66		$0.30
Depreciation, depletion and amortization	$2.23		$1.60	$1.65		$0.85

(a)	Until our acquisition of our properties in the Black Warrior Basin from Everlast on June 13, 2005, we did not conduct any operations and, therefore, had no production.
(b)	Price per Mcfe including hedges includes mark-to-market losses of approximately $6.9 million and $15.3 million for the year ended December 31, 2007 and for the period from January 1, 2005 to June 12, 2005, respectively, on derivative transactions that did not qualify for hedge accounting treatment.
(c)	We had no derivatives at December 31, 2005. In 2006 and 2007, we entered into derivative transactions that hedged the future prices on a portion of our expected production from October 2006 through December 2006 in 2006 and expected production through 2010 in 2007.
(d)	Field operating expenses include lease operating expenses and production taxes.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Oil and Natural Gas Sales

Oil and natural gas sales increased $45.8 million, or 124.1%, to $82.7 million for the year ended December 31, 2007. Of this increase, $45.4 million was attributable to increased production volumes and $14.8 million was attributable to our hedge program, offset by a $14.4 million impact of lower market prices for oil and natural gas. Production for the year ended December 31, 2007 was 10.4 Bcfe, or 123.9% higher than the year ended December 31, 2006 as a result of our drilling program and operational improvements, along with the acquisition of our properties in the Cherokee Basin. The acquisition of our properties in the Cherokee Basin contributed 5.3 Bcfe of the increase. We hedged approximately 90.2% of our actual production through December 2007. As discussed below, the change in our mark-to-market activities was a decrease of $6.8 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006. Our realized prices before hedging declined from 2006 to 2007 because of lower natural gas prices and the impact of our mark-to-market activities described below.

Hedging and Mark-to-Market Activities

We did not have mark-to-market derivatives for the year ended December 31, 2006. However, in conjunction with the EnergyQuest Acquisition, the Amvest Acquisition, and the Newfield Acquisition, we entered into derivative transactions to hedge a portion of the future expected production associated with these acquisitions, before the acquisitions closed. These derivatives were accounted for as mark-to-market derivatives and were recorded at fair value in our financial statements until June 18, 2007 for EnergyQuest and August 20, 2007 for Amvest, at which time the swaps were designated as cash flow hedges and began receiving cash flow hedge accounting treatment. The Newfield swaps are still accounted for as mark-to-market derivatives. For the year ended December 31, 2007, the unrealized mark-to-market loss was $6.8 million. The put options related to the production from the EnergyQuest Assets and the Newfield derivatives will continue to be accounted for using the mark-to-market method of accounting.

We entered into cash flow hedges beginning in October 2006 in an effort to reduce our exposure to short-term fluctuations in natural gas prices. For the year ended December 31, 2007, we recognized a loss of approximately $1.2 million related to hedge ineffectiveness. For the year ended December 31, 2006, we recognized a gain of approximately $0.3 million related to hedge ineffectiveness. Hedge settlements were a gain of approximately $16.3 million for the year ended December 31, 2007.

In November 2007, we entered into basis swaps to mitigate the risk of basis differentials to NYMEX for a portion of our production in the Cherokee Basin. These basis swaps effectively limit our exposure to differences between the NYMEX gas price and the price at the location where we sell our gas. All of our derivative positions are outlined starting on page 63.

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

For the year ended December 31, 2007, field operating expenses increased $11.8 million, or 130.5%, to $20.8 million, compared to expenses of $9.0 million for the year ended December 31, 2006. This increase was the result of costs of operating the properties acquired in the Cherokee Basin. In the Black Warrior Basin, per

unit costs decreased from $1.94 per Mcfe in 2006 to $1.75 per Mcfe in 2007. Our operating expenses in the Cherokee Basin were impacted by the flooding in late summer 2007 and the severe ice storm in December 2007. We had $0.1 million in costs associated with closing the Amvest corporate office in Charlottesville, Virginia. Our per unit costs increased from $1.94 per Mcfe in 2006 to $2.00 per Mcfe in 2007 due to increased maintenance and workover costs and the addition of our properties in the Cherokee Basin.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2007 was $1.8 million, which represents the cost of third-party purchased natural gas and gas transportation in the Cherokee Basin. Associated revenues for third-party activities are included in oil and gas sales.

General and Administrative Expenses

General and administrative expenses included the costs of our employees, related benefits, field office expenses, professional fees, costs billed by CEPM under our management services agreement and other costs not directly associated with field operations. We monitor general and administrative expenses in relation to our production volumes and the number of producing wells.

General and administrative expenses increased $4.5 million, or 99%, to $9.1 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This increase was primarily due to the increased expenses related to being a public company, expenses associated with the transition services agreements with EnergyQuest, Amvest, and Newfield, expenses related to acquisition and integration costs associated with our recent acquisitions, $0.6 million in expenses related to the Constellation credit support fees, $0.1 million for Internal Audit services and costs related to Sarbanes-Oxley compliance, $0.3 million for lease expirations, acquisition efforts, and exploration expenses, $0.1 million for non-cash expenses associated with our Long-Term Incentive Plan, $0.3 million associated with the Torch NPI arbitration, and expenses related to the management services agreement, under which CEPM bills us for services and costs incurred on our behalf. Our-per unit costs for general and administrative expenses declined from $0.99 per Mcfe in 2006 to $0.88 per Mcfe in 2007 because of higher production volumes and economies of scale.

Loss on sale of asset

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

Our depreciation, depletion and amortization expense for the year ended December 31, 2007 was $23.2 million, or $2.23 per Mcfe, compared to $7.4 million, or $1.60 per Mcfe, for the year ended December 31, 2006. This increase reflects our increased production volumes, asset acquisitions, and the increased basis in our assets resulting from additional capital expenditures during the year ended December 31, 2007. As described below, we calculate depletion using units-of-production under the successful efforts method of accounting except for our other assets which are depreciated using the straight line basis.

Interest expense

Interest expense for the year ended December 31, 2007 increased $6.7 million as compared to approximately $0.2 million in interest expense for the year ended December 31, 2006. This increase was due to the timing of our borrowings under our reserve-based credit facility, which we entered into on October 31, 2006.

At December 31, 2007, we had an outstanding balance under the credit facility of $153.0 million. Interest expense was partially offset by $0.1 million of gain realized on an interest rate swap that was terminated in June 2007 and capitalized interest of $0.1 million. The average interest rate on our outstanding debt in 2007 was 7.27%.

Interest income

Interest income was $0.5 million for the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, we earned interest income by utilizing overnight investments on our excess cash balances. In 2006, our interest income was earned on our cash pool arrangement with CCG. As of November 2006, we ceased participation in the cash pool arrangement.

Accumulated other comprehensive income

Accumulated other comprehensive income, shown on our consolidated balance sheets, reflects the changes in the fair market value of our open hedge positions. At December 31, 2007, the balance was an unrealized gain of $4.2 million compared to an unrealized gain of $13.1 million at December 31, 2006. This decrease reflects an increase in the market prices for natural gas in conjunction with an increase of hedged production as a result of our acquisitions.

The change in Accumulated other comprehensive income is shown in our consolidated statements of operations and comprehensive income as a loss of $8.9 million for the year ended December 31, 2007, and as a gain of $13.1 million for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

Gas Sales

Our natural gas sales for the year ended December 31, 2006 were $36.9 million, at an average sales price of $7.95 per Mcfe, including the impact of our hedges. Production for 2006 was 4.6 Bcfe, or 83.8%, which was higher than 2005 as a result of our development drilling program, the addition of compression to the field and improved field maintenance. We hedged approximately 74% of our production from October 2006 through December 2006. Our realized prices declined from 2005 to 2006 because of lower natural gas prices.

Our natural gas sales for the period from February 7, 2005 (inception) to December 31, 2005 were $26.0 million. For the period from February 7, 2005 (inception) to December 31, 2005, our total production was 2.5 Bcf, with an average sales price of $10.28 per Mcfe. For the period from June 13, 2005 to December 31, 2005, gas prices increased substantially, particularly in October and November, due to natural gas shortages caused by hurricanes Katrina and Rita. The average realized sales price for those two months was $13.79 per Mcfe, which was 49% higher than the prior two months.

Everlast’s natural gas sales were $12.9 million for the period from January 1, 2005 to June 12, 2005. For that period, Everlast’s production was 2.0 Bcfe, with an average realized sales price of $6.54 per Mcfe.

Hedging and Mark-to-Market Activities

We did not have any mark-to-market derivatives for the year ended December 31, 2006.

We entered into cash flow hedges during 2006 and recognized income of approximately $0.3 million related to hedge ineffectiveness during the twelve months ended December 31, 2006.

We did not have any mark-to-market derivatives from February 7, 2005 (inception) to December 31, 2005. During such period, CCG utilized hedges to mitigate its natural gas price exposure across its portfolio of gas producing assets including our properties in the Black Warrior Basin. Accordingly, the results of these hedges are not reflected on our financial statements. CCG also assumed certain of Everlast’s hedges at the time of our acquisition from Everlast and managed such hedges as part of its portfolio of hedges.

Everlast entered into derivative instruments to economically hedge the market price fluctuations of its natural gas that did not qualify for hedge accounting under SFAS No. 133. Everlast’s losses on its mark-to-market derivatives were $15.3 million for the period from January 1, 2005 to June 12, 2005. These losses were caused by the movement of market prices above the fixed price under the derivatives maintained by Everlast.

Expenses

Field Operating Expenses

For the year ended December 31, 2006, field operating expenses were $9.0 million, or $1.94 per Mcfe. Our total field operating costs increased $3.4 million from 2005 to 2006 primarily because of the acquisition of our properties in the Black Warrior Basin in June 2005 and increased required and discretionary maintenance costs. The costs per unit decreased due to increased production volumes resulting from our drilling program, field maintenance and compression installation.

Our field operating expenses were $5.6 million for the period from February 7, 2005 (inception) to December 31, 2005, or an average of approximately $2.21 per Mcfe of production during that period.

Everlast’s field operating expenses were $3.4 million, or $1.75 per Mcfe, for the period from January 1, 2005 to June 12, 2005.

General and Administrative Expenses

Our general and administrative expenses were $4.6 million, or $0.99 per Mcfe, for the year ended December 31, 2006. Our 2006 general and administrative expenses were higher than the period from February 7, 2005 (inception) to December 31, 2005, primarily due to increased expenses related to becoming a public company and a full year of costs for technical and administrative services from Constellation.

Our general and administrative expenses were $4.2 million, or $1.66 per Mcfe, for the period February 7, 2005 (inception) to December 31, 2005. Our costs increased in 2005 primarily because of consulting services from The Investment Company.

Everlast’s general and administrative expenses were $0.6 million for the period from January 1, 2005 to June 12, 2005.

Depreciation, Depletion and Amortization Expense

Our depreciation, depletion and amortization expense for the year ended December 31, 2006 was $7.4 million, or $1.60 per Mcfe. This reflects our basis in the assets as of December 2006 of $181.8 million, gross of accumulated depletion. As described above, we calculate depletion using units-of-production under the successful efforts method of accounting. Our depreciation, depletion and amortization expense increased from 2005 to 2006 primarily because of the acquisition of the properties from Everlast in June 2005, higher production rates and an increased basis in our assets because of additional capital expenditures.

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

Everlast’s depreciation, depletion and amortization expense was $1.7 million for the period from January 1, 2005 to June 12, 2005. As described above, Everlast calculated depletion based on units-of-production under the full cost method of accounting applied to capital costs of $63.8 million as of June 12, 2005.

Other Income (Expenses)

Our other income (expenses) for the year ended December 31, 2006 was $0.2 million, or $0.05 per Mcfe. Interest income of $0.4 million was earned on the cash pool agreement with CCG. As of November 2006, we ceased participation in the cash pool and CCG retained the $12.4 million receivable. This was treated as a reduction of members’ equity for accounting purposes. Interest expense was $0.2 million. The average interest rate on our outstanding debt of $22 million was 6.63%.

During the period from February 7, 2005 (inception) through December 31, 2005, our only debt outstanding was a $0.1 million note payable associated with an equipment lease. Our interest expense on the note payable was approximately $3,000 for this period.

For Everlast, interest expense includes all interest on notes payable, short-term and long-term debt, and accretion of the preferred return on Everlast’s Series A and Series B Preferred Member units. Everlast’s interest expense was $2.4 million for the period from January 1, 2005 to June 12, 2005, $1.3 million of the total annual interest expense related to the interest charged on Everlast’s notes payable, short-term debt and long-term debt. At June 12, 2005, the weighted average interest rate on Everlast’s floating rate debt was 7.3% and debt outstanding was $65.0 million.

Liquidity and Capital Resources

During the year ended December 31, 2007, we utilized proceeds from credit facility borrowings, equity financing and cash flow from operations as our primary sources of capital. As of December 31, 2007, our primary use of capital has been for the development of existing oil and natural gas properties and the acquisition of additional oil and natural gas properties. As we pursue our growth strategy, we will be monitoring the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves. Based upon our current expectations, we expect to continue to generate cash flow sufficient to support our projected maintenance capital expenditures and operations of our business.

In addition, our reserve-based credit facility or issuing debt or equity securities under our outstanding shelf registration statement may be used to help finance future expansion capital expenditures, such as drilling and recompletions beyond that required to maintain production, and acquisitions. On July 26, 2007, our borrowing base under our reserve-based credit facility was increased to $180.0 million. At December 31, 2007, we had $153.0 million of debt outstanding under the reserve-based credit facility and $27.0 million in unused borrowing capacity. During 2007, we issued new units to private investors for approximately $375.0 million before offering costs of $5 million and used these proceeds to finance our acquisitions in the Cherokee Basin. In the first quarter of 2008, we filed a shelf registration statement with the SEC to register up to $1.0 billion of debt or equity securities to fund future expansion capital expenditures. This registration statement is now effective.

In each of the next two years, we expect to utilize our cash flow from operations and borrowings under our reserve-based credit facility to fund our drilling expenditures. We expect to fund our 2008 maintenance capital expenditures with cash flow from operations, while funding our 2008 and 2009 investment capital expenditures and any expansion capital expenditures that we might incur with borrowings under our reserve-based credit facility and issuances of additional debt securities or common units. We estimate that we will have sufficient cash flow from operations after funding our acquisitions and our maintenance capital expenditures to enable us to make our quarterly cash distributions to unitholders through December 31, 2008. CEPM currently holds management incentive interests in us that represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our limited liability company agreement) has been achieved and certain other tests have been met. The earliest that we could be required to make distributions in respect of the management incentive interests is after a period of twelve consecutive quarters following our initial public offering. On January 24, 2008, we announced a cash distribution for the fourth quarter ending December 31, 2007, of $0.5625 per unit, or $2.25 per unit on an annualized basis, for all of our outstanding common and Class A units. The distribution was paid on February 14, 2008, to unitholders of record at the close of business on February 7, 2008. Our third quarter 2007 increase in the distribution rate commenced the management incentive interest vesting period under our operating agreement. As of December 31, 2007, a cash reserve of $0.1 million had been established to fund future distributions on the management incentive interests. As of February 14, 2008, the cash reserve was $0.2 million. Although the management incentive vesting period has commenced, we are not able to predict whether we will ultimately be required to make distributions in respect of the management incentive interests or, if we do make such distributions in the future, how much they will ultimately be.

In the event the cost of acquiring additional oil or natural gas properties exceeds our existing capital resources, we expect that we will finance those acquisitions with a combination of expanded or new debt facilities or new equity issuances. The ratio of debt and equity issued will be determined by our management and our board of managers.

Reserve-Based Credit Facility

On October 31, 2006, we entered into a $200.0 million secured credit facility with a syndicate of commercial and investment banks, including The Royal Bank of Scotland plc, as administrative agent. The credit facility will mature on October 31, 2010. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $75.0 million, but was subsequently increased to $180.0 million, on July 26, 2007. The borrowing base will be re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by our reserve engineers, together with, among other things, the natural gas and oil prices at such time. Any increase in the borrowing base will have to be approved by all of the lenders in the syndicate and any decrease in the borrowing base will have to be approved by lenders holding at least 66 2/3% of the commitments. We have requested an increase in the borrowing base to reflect our acquisition of the Newfield Assets. We are currently working with the lenders in the syndicate to increase the borrowing base on the reserve-based credit facility. The increase is expected to be accomplished by amending and restating the current credit agreement and then mortgaging our non-Alabama properties to provide security under a new separate credit agreement. Following this separation, the borrowing base determination and certain other covenants will be independently measured but certain other covenants will remain applicable at the CEP entity level. This increase in the borrowing base is expected to occur during the first quarter of 2008. As of December 31, 2007, we had borrowed $153.0 million under the reserve-based credit facility.

Our obligations under the credit facility are secured by mortgages on our oil and natural gas properties, as well as a pledge of all ownership interests in our subsidiaries. We are required to maintain the mortgages on properties representing at least 85% of our proved producing and proved non-producing reserves. Additionally, the obligations under the credit facility are guaranteed by all of our operating subsidiaries and any future material subsidiaries.

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

If an event of default exists under the credit facility, the lenders will be able to accelerate the maturity of the credit facility and exercise other customary rights and remedies. Each of the following is an event of default:

•	failure to pay any principal when due or any interest, fees or other amount within certain grace periods;

•	a representation or warranty made under the loan documents or in any report or other instrument furnished there under is incorrect when made;

•	failure to perform or otherwise comply with the covenants in the credit facility or other loan documents, subject, in certain instances, to certain grace periods, which include covenants that:

•	Constellation and its affiliates fails to maintain the right to elect our Class A Managers;

•

we fail to obtain the approval of the administrative agent (such approval not to be unreasonably withheld or delayed) of any management services plan upon the termination of the management services agreement with CEPM;

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

At December 31, 2007, we believe that we are in compliance with the debt covenants contained in our credit facility.

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our reserve-based credit facility. Currently, we have outstanding interest rate swaps that fix the LIBOR rate at 4.74%, 4.964%, 4.805%, 4.58%, and 4.56% on $16.5 million, $45.0 million, $29.5 million, $11.0 million, and $7.5 million, respectively, of our outstanding debt through February 20, 2010, September 20, 2010, October 19, 2010, August 20, 2010, and October 22, 2010, respectively.

Cash Flow from Operations

Our net cash flow provided by operating activities for the year ended December 31, 2007 was $42.5 million, compared to net cash flow provided by operating activities of $14.1 million for the same period in 2006. This increase in operating cash flow was primarily attributable to the increase in sales of oil and natural gas as a result of our acquisitions in the Cherokee Basin.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil and natural gas prices. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our production, development program and acquisitions, as well as the prices of natural gas and the extent and effectiveness of our hedging program.

We enter into hedging arrangements to reduce the impact of natural gas price volatility on our operations. By removing the price volatility from a significant portion of our natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. We do not post collateral under any of these agreements as they are secured under our reserve-based credit facility or were guaranteed by Constellation.

The following table summarizes, for the periods indicated, our hedges currently in place through December 31, 2010. Currently, we use fixed-price swaps, put options, basis swaps, and swaptions as our mechanisms for hedging commodity prices. All derivatives settle on NYMEX Henry Hub unless otherwise noted. Our basis swaps hedge the basis differentials associated with natural gas production in the Cherokee Basin.

Our derivative positions accounted for as cash flow hedges at December 31, 2007 were:

Fixed Price Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	2,612,501	$8.41	2,552,501	$8.39	2,565,001	$8.39	2,565,001	$8.39	10,295,004	$8.39
2009	1,837,500	$8.20	1,843,750	$8.20	1,850,000	$8.20	1,850,000	$8.20	7,381,250	$8.20
2010	1,665,000	$7.96	1,677,500	$7.96	1,690,000	$7.96	1,690,000	$7.96	6,722,500	$7.96

									24,398,754

Basis Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2008	1,581,000	$1.00	1,581,000	$1.00	1,389,000	$1.00	1,293,000	$1.00	5,844,000	$1.00
2009	1,012,600	$1.00	1,018,800	$1.00	837,800	$1.00	741,000	$1.00	3,610,200	$1.00
2010	837,000	$1.00	837,000	$1.00	639,000	$1.00	540,000	$1.00	2,853,000	$1.00

									12,307,200

Our derivative positions accounted for as mark-to-market derivatives at December 31, 2007 were:

Put Options

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	120,000	$9.05	120,000	$7.78	120,000	$7.78	120,000	$8.48	480,000	$8.27
2009	120,000	$8.83	120,000	$7.50	120,000	$7.50	40,000	$7.50	400,000	$7.90

									880,000

Fixed Price Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	455,000	$8.21	455,000	$8.21	460,000	$8.21	460,000	$8.21	1,830,000	$8.21
2009	450,000	$8.21	455,000	$8.21	460,000	$8.21	460,000	$8.21	1,825,000	$8.21
2010	450,000	$8.21	455,000	$8.21	460,000	$8.21	460,000	$8.21	1,825,000	$8.21

									5,480,000

Basis Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2008	682,500	$1.00	682,500	$1.00	460,000	$1.00	460,000	$1.00	2,285,000	$1.00
2009	600,000	$1.00	605,000	$1.00	610,000	$1.00	610,000	$1.00	2,425,000	$1.00
2010	510,000	$1.00	515,000	$1.00	520,000	$1.00	520,000	$1.00	2,065,000	$1.00

									6,775,000

Swaptions

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009	450,000	$8.69	455,000	$8.69	460,000	$8.69	460,000	$8.69	1,825,000	$8.69

									1,825,000

Derivative and Financial Instruments

In early February 2008, the Company entered into hedging arrangements in the form of cash flow swaps to reduce the impact of lower natural gas pricing on our operations and cash flows. These derivatives are in connection with future production for the years 2008 through 2012.

The positions are as follows:

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2008	127,500	$8.844	377,500	$8.844	380,000	$8.844	380,000	$8.844	1,265,000	$8.844
2009	375,000	$8.804	377,500	$8.804	380,000	$8.804	380,000	$8.804	1,512,500	$8.804
2010	225,000	$8.550	227,500	$8.550	230,000	$8.550	230,000	$8.550	912,500	$8.550
2011	1,800,000	$8.366	1,820,000	$8.366	1,840,000	$8.366	1,840,000	$8.366	7,300,000	$8.366
2012	1,592,500	$8.319	1,592,500	$8.319	1,610,000	$8.319	1,610,000	$8.319	6,405,000	$8.319

									17,395,000

On February 20, 2008, the Company entered into a natural gas swaps with BNP Paribas and Societe Generale with the anticipated acquisition of CoLa. These derivative positions are accounted for as mark-to-market activities until the final closing of the acquisition at which time they will be designated as cash flow hedges. These derivatives are primarily settled on CEGT East Inside FERC. We have not executed any basis swaps associated with these positions.

The positions are as follows:

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2008	120,000	$8.293	400,000	$8.356	360,000	$8.293	360,000	$8.293	1,240,000	$8.313
2009	225,000	$8.113	227,500	$8.113	230,000	$8.113	230,000	$8.113	912,500	$8.113
2010	180,000	$7.908	180,000	$7.908	180,000	$7.908	180,000	$7.908	720,000	$7.908
2011	180,000	$7.928	180,000	$7.928	180,000	$7.928	180,000	$7.928	720,000	$7.928

									3,592,500

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $502.5 million for the year ended December 31, 2007, compared to $25.4 million for the year ended December 31, 2006. Our capital expenditures were $23.6 million in cash for the year ended December 31, 2007, which primarily related to drilling and development of oil and natural gas properties and expenditures on materials and supplies. At December 31, 2007, we had $3.7 million in capital expenditures accrued but not paid. We drilled and completed 20 gross wells (20 net wells) during the year in the Black Warrior Basin and 69 net wells and 21 net recompletions in the Cherokee Basin. For the year ended December 31, 2007, we completed the EnergyQuest, Amvest, and Newfield acquisitions for approximately $479.4 million, which is net of cash acquired and the Amvest drilling fund. During the year ended December 31, 2006, we paid Everlast $2.4 million, which was the remaining balance of the purchase price for the Robinson’s Bend assets, and expended $13.5 million on the drilling and development of natural gas properties. In addition, we had $12.4 million of cash flows used in investing activities due to the establishment of a cash pool arrangement with CCG.

We currently anticipate our capital budget will be approximately $44.5 million for the twelve months ending December 31, 2008, excluding the impact of additional acquisitions. The capital budget, which primarily consists of capital for drilling, also includes amounts for infrastructure projects and equipment. The amount and timing of our capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below acceptable levels, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas price expectations for the twelve months ending December 31, 2008, we anticipate that our cash flow from operations, the remaining $5.9 million of the Amvest drilling fund, and available borrowing capacity under our reserve-based credit facility will meet our planned capital expenditures and other cash requirements for the twelve months ending December 31, 2008. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our ability to maintain or increase our production is dependent on our ability to fund our development drilling program. To the extent we do not replace production through development drilling or through the acquisition of additional properties, our operational cash flows will decline over time as our production decreases.

Financing Activities

Our net cash provided by financing activities was $471.2 million for the year ended December 31, 2007, compared to $4.0 million provided by financing activities for the year ended December 31, 2006. We borrowed $137.0 million from our reserve-based credit facility in order to complete the EnergyQuest, Amvest, and Newfield acquisitions and for investment capital spending in the Black Warrior and Cherokee Basins. We also issued $375.0 million of common units before offering expenses and fees of $5.5 million. We retired $6.0 million in debt in August 2007. We also have paid distributions of $28.6 million to our common and Class A unitholders and on the Class D interests during 2007.

Contractual Obligations

At December 31, 2007, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	2008	2009	2010	2011	2012	Thereafter	Total
	(In 000’s)
Management Services Agreement(3)	$4,494	$—	$—	$—	$—	$—	$4,494
Reserve-Based Credit Facility	—	—	153,000	—	—	—	153,000
Support Services Agreement	642	—	—	—	—	—	642
Purchase Obligation	1,000	—	—	—	—	—	1,000

Total	$6,136	$—	$153,000	$—	$—	$—	$159,136

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable.
(3)	Maximum amount anticipated for 2008 subject to review by conflicts committee of our board of managers.

At December 31, 2007, our asset retirement obligation was $6.2 million.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Outlook

During 2008, we expect that our business will continue to be affected by the factors described in Part II, Item 1A. “Risk Factors,” as well as the following key industry and economic trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Production, Drilling, and Capital Expenditures

In 2008, we expect our net production to be between 17 Bcfe and 20 Bcfe. This is based on our estimates of the expected production associated with our upcoming drilling programs and of the expected production decline rate for our existing wells. Excluding the impact of additional acquisitions, we expect to spend approximately $44.5 million in capital expenditures in 2008. We plan to spend the approximately $0.5 million that has been accrued for environmental liabilities in 2008.

Natural Gas Prices and Hedging Activities

Natural gas prices have been volatile over the past four years. We believe that this trend has been affected by severe weather in North America (including hurricanes), threats and existence of wars and terrorism in the Middle East and elsewhere, OPEC’s management of oil reserves, levels of natural gas held in storage and growth in domestic natural gas demand. Natural gas prices have increased as a result of these and other factors including higher service prices and the focus on unconventional gas sources and liquid natural gas (“LNG”). We also expect that oil prices will continue to remain at record levels throughout 2008.

We have entered into derivative positions to mitigate the impact of lower natural gas prices on our operations and cash flows. Our derivative positions are outlined starting on page 63. All of our derivative positions, except our puts, swaptions, certain basis swaps, and the Newfield swaps, are treated as cash flow hedges for accounting purposes. The put options, swaptions, certain basis swaps, and the Newfield swaps are accounted for as mark-to-market activities. We have entered into basis swaps in the Cherokee Basin to effectively limit our exposure to differences between the NYMEX gas price and the price at the location where we sell our gas. We also have hedged our exposure to changes in LIBOR on the interest payments associated with $109.5 million of our outstanding debt. For accounting purposes, our interest rate swaps are treated as cash flow hedges.

Operating Expenses: Lease Operating Expenses, Production Taxes and General and Administrative Expenses

Our operating expenses include such items as lease operating expenses (labor, vehicle expenses, supervision, transportation, minor maintenance, ad valorem taxes, tools and supplies), production taxes and general and administrative expenses. Due to the current environment of relatively high commodity prices, we anticipate that during 2008, service and labor costs, as well as costs of equipment and raw materials, will remain at or exceed the levels we experienced in 2007. Our production taxes are directly correlated to our revenues, as they are a fixed percentage of sales revenue before the impact of our hedging program. We currently expect our operating expenses for 2008 to be between $47.5 million and $52.5 million. This amount does not include any expenses associated with cost of sales for gas purchases and gathering charges. We plan to manage operating expenses in line with production growth. These estimated costs assume that we do not make any further acquisitions in 2008, and that we do not reimburse CEPM under the management services agreement for any acquisition services.

Higher natural gas and oil prices have led to higher demand for drilling rigs, operating personnel and field supplies and services and have caused increases in the costs of these goods and services. To date, our realized sales prices for natural gas have helped offset the higher drilling and operating costs we have incurred since 2005. Given the inherent volatility of natural gas prices, which are influenced by many factors beyond our control, we plan our activities and budgets based on sales price assumptions that reflect our forward price curve. We focus our efforts on increasing natural gas reserves and maintaining natural gas production levels while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations is dependent on our ability to manage our overall cost structure and to maintain or increase our production levels over time. Our growth also depends on the ability to complete additional acquisitions which is dependent upon access to attractive debt and equity financing. In 2008, our operating and financial performance will be impacted by the success and costs of our drilling program in replacing reserves and managing the natural decline rates of our existing production in the Black Warrior Basin and in the Cherokee Basin.

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

Depreciation and depletion of producing natural gas and oil properties is recorded based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped, and that capitalized development costs (including wells and related equipment and facilities) be amortized on the basis of proved developed reserves. As more fully described in Note 15 to the consolidated financial statements, proved reserves are estimated by our internal reserve engineers, and are subject to future revisions when additional information becomes available.

As described in the footnotes to the consolidated financial statements, we follow SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved reserves using the units-of-production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Geological, geophysical and dry hole costs on natural gas and oil properties relating to unsuccessful exploratory wells are charged to expense as incurred.

Natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. As of December 31, 2007, the estimated undiscounted future cash flows for our proved natural gas and oil properties exceeded the net capitalized costs, and no impairment was required to be recognized.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. Impairment is deemed to have occurred if a lease is going to expire prior to any planned drilling on the leased property. Valuation allowances based on average lease lives are maintained for the value of unproved properties in Alabama, Oklahoma, and Kansas. For our concession in Osage County, Oklahoma, we assess it for impairment on a quarterly basis, and if its considered impaired, a charge to expense is made when such impaired is deemed to have occurred.

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

Costs of acquiring undeveloped gas leases that are capitalized and not subject to amortization are assessed periodically to determine whether impairment has occurred. Appropriate valuation allowances are established when necessary. No such allowance was required during the period from January 1, 2005 to June 12, 2005.

Depreciation, depletion and amortization of oil and gas properties is computed using the units-of-production method based on estimated proved oil and gas reserves.

Natural Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of natural gas that engineering and geological analyses demonstrate with reasonable certainty to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership in the Black Warrior Basin and the Cherokee Basin based on various factors, including consideration of reserve reports prepared by NSAI, an independent reserve engineer. On an annual basis, our proved reserve estimates and the reserve report prepared by NSAI are reviewed by our audit committee of the board of managers.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. We prepared our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

Our proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the actual quantities of natural gas, natural gas liquids and oil eventually recovered.

Net Profits Interest

A significant portion of our properties in the Robinson’s Bend Field in the Black Warrior Basin is subject to the NPI. The NPI represents an interest in production created from the working interest and is based on a contractual revenue calculation. We account for the NPI as an overriding royalty interest. This is consistent with our accounting for the NPI for reserve estimate purposes. Similar to royalty payments, our revenue excludes any payments made to the NPI holder.

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

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable. There were no gas imbalance positions at December 31, 2007, 2006 and 2005 or June 12, 2005.

Hedging Activities

We implemented a hedging policy to hedge a portion of our expected natural gas production for a period of up to five years, as appropriate. In 2006 and 2007, we entered into hedges for the first time since our formation on February 7, 2005. To the extent allowed by accounting rules, we account for these hedging activities as cash flow hedges pursuant to SFAS No. 133.

We use interest rate swaps to mitigate the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. We account for these hedging activities as cash flow hedges pursuant to SFAS No. 133.

We record changes in the fair value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of forecasted transactions in other comprehensive income until the forecasted transactions occur. At the time the forecasted transactions occur, we will reclassify the amounts recorded in other comprehensive income into earnings. We record the ineffective portion of changes in the fair value of derivatives used as hedges immediately in earnings. When amounts for hedging activities under SFAS No. 133 are reclassified from “Accumulated other comprehensive income (loss)” on the balance sheet to the income statement, we record settled natural gas derivatives as “Oil and gas sales” and settled interest rate swaps as “Interest expense (income).”

Some of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on our consolidated balance sheet under the captions “Risk management assets” and “Risk management liabilities.” We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statement of income under the caption “Gain (loss) from mark-to-market activities”, which is a component of our total revenues.

Accounting Standards Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures for fair value measurements. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The standard defines the three levels of inputs as 1) observable inputs, 2) inputs other than quoted prices that are observable through corroboration and 3) unobservable inputs. SFAS No. 157 is effective for all fair value measurements beginning January 1, 2008. As it relates to our financial assets and liabilities, SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB No. 115. Under SFAS No. 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We have assessed the provisions of SFAS No. 159 and we have elected not to apply fair value accounting to our existing eligible financial instruments. As a result, the adoption of SFAS No. 159 did not have an impact on our financial statements.

In April 2007, the FASB issued Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 permits an entity to report all derivatives recorded at fair value with any associated fair value cash collateral, which are with the same counterparty under a master netting arrangement, together in the balance sheet. Under the provisions of this FSP, we must either report all derivatives recorded at fair value net with the associated fair value cash collateral or report all derivative amounts gross. The effects of FSP FIN 39-1 must be applied by adjusting all financial statements presented beginning January 1, 2008. FSP FIN 39-1 did not have a material impact on our financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2007, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 141(R) will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 160 will have a material impact on our financial statements.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas production. Realized pricing is primarily driven by the SONAT Inside FERC, ONEOK, and PEPL prices and the spot market prices applicable to our natural gas production. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control.

We have entered into hedging arrangements with respect to a portion of our projected natural gas production through various transactions that hedge the future prices received. These arrangements are primarily natural gas price swaps whereby we receive a fixed price for our production and pay a variable market price to the contract counterparty. These hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. We also use put options, swaptions, and basis swaps. We do not hold or issue derivative instruments for speculative trading purposes. The table below presents the hypothetical sensitivity to changes in fair values arising from potential changes in the quoted market prices of the derivative commodity instruments used to mitigate these market risks. Any gain or loss on these derivative commodity instruments would be substantially offset by a corresponding gain or loss on the sale of the hedged natural gas production, which are not included in the table. These derivatives do not hedge all of our commodity price risk related to our forecasted sales of natural gas production and as a result, we are subject to commodity price risks on our remaining unhedged natural gas production.

		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments
December 31, 2007	$2,053	$(4,567)	$(6,620)	$12,124	$10,071

Interest Rate Risk

At December 31, 2007, we had debt outstanding of $153.0 million, which incurred interest at LIBOR plus an applicable margin between 1.25% and 2.00% based on utilization. We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. Currently, we have outstanding interest rate swaps that fix the LIBOR rate at 4.74%, 4.964%, 4.805%, 4.58%, and 4.56% on $16.5 million, $45.0 million, $29.5 million, $11.0 million, and $7.5 million, respectively, of our outstanding debt through February 20, 2010, September 20, 2010, October 19, 2010, August 20, 2010, and October 22, 2010, respectively. At December 31, 2007, the carrying value and fair value of our debt is $153.0 million.

The table below presents the hypothetical sensitivity to changes in fair values arising from potential changes in the quoted market prices of the derivative interest rate instruments used to mitigate these market risks.

		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments
December 31, 2007	$2,673	$2,971	$298	$2,374	$(298)

At December 31, 2005, we had debt outstanding of $63,000, which incurred interest at a fixed rate of 6.12%. In September 2006, this note payable was paid off.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required to be filed under this item are presented on pages 96 through 130 of this Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The principal executive officers and principal financial officer of Constellation Energy Partners have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Constellation Energy Partners’ disclosure controls and procedures are effective.

Changes in Internal Control

During the quarter ended December 31, 2007, there has been no change in Constellation Energy Partners’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, Constellation Energy Partners’ internal control over financial reporting.

Report of Management

Financial Statements

The management of Constellation Energy Partners LLC (the “Company” or “CEP”) is responsible for the information and representations in the Company’s financial statements. The Company prepares the financial statements in accordance with accounting principles generally accepted in the United States of America based upon available facts and circumstances and management’s best estimates and judgments of known conditions.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the financial statements and expressed their opinion on the financial statements. They performed their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Managers, which consists of three independent Managers, meets periodically with management, internal auditors, and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The internal audit staff and PricewaterhouseCoopers LLP have free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

The management of Constellation Energy Partners LLC (the “Company” or “CEP”), under the direction of its principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

CEP’s system of internal control over financial reporting is designed to provide reasonable assurance to CEP’s management and Board of Managers regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The management of CEP has not assessed the effectiveness of internal control over financial reporting for CEP Mid-Continent LLC, Mid-Continent Oilfield Supply, LLC, and Northeast Shelf Energy, LLC. These entities were excluded from the assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in various acquisitions during 2007. CEP Mid-Continent LLC, Mid-Continent Oilfield Supply, LLC, and Northeast Shelf Energy, LLC are wholly-owned subsidiaries whose total assets and total revenues represent 70% and 49%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

The management of CEP conducted an evaluation of the effectiveness of CEP’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board of Managers regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that CEP’s internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of CEP’s internal control over financial reporting at December 31, 2007, as stated in their report on page 97.

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

Name	Age	Position with Constellation Energy Partners LLC
Felix J. Dawson	40	Chief Executive Officer, President and Chairman
John R. Collins	50	Manager
Richard H. Bachmann	55	Independent manager
Richard S. Langdon	57	Independent manager
John N. Seitz	56	Independent manager
Stephen R. Brunner	49	Chief Operating Officer
Angela A. Minas	43	Chief Financial Officer, Chief Accounting Officer and Treasurer

Felix J. Dawson is our Chief Executive Officer, President and Chairman of our board of managers. He also serves as Co-Chief Commercial Officer of Constellation Energy Resources and Senior Vice President of Constellation Energy Group, Inc., or Constellation, positions to which he was appointed in August 2007 and October 2006, respectively. Mr. Dawson joined Constellation in April 2001, initially as Managing Director—Co-Head Origination for Constellation Energy Commodities Group, Inc., or CCG, and subsequently held positions as Managing Director—Portfolio Management for CCG, Co-Chief Commercial Officer for CCG and Co-President and CEO of CCG. Prior to joining Constellation, Mr. Dawson was Vice President—Origination in Goldman Sachs’ Fixed Income Currency and Commodities division and was a key member of the Goldman Sachs team that worked in partnership with Constellation to develop its energy marketing and trading business. Mr. Dawson joined Goldman Sachs in 1997.

John R. Collins is a member of our board of managers. Mr. Collins also serves as Chief Financial Officer and Executive Vice President of Constellation Energy Group, or Constellation, positions that he has held since May 2007 and July 2007, respectively. Mr. Collins also serves as a member of Constellation’s Management Committee. Prior to serving in his current positions, Mr. Collins was a Senior Vice President of Constellation from January 2004 to July 2007 and Constellation’s Chief Risk Officer from December 2001 until January 2008. Mr. Collins was also Managing Director—Finance and Treasurer of Constellation Power Source Holdings, Inc. from January 2000 to December 2001. From February 1997 to December 2001, Mr. Collins served as the senior financial officer of CCG. Mr. Collins currently serves as the Chairman of the Board of the Committee of Chief Risk Officers, an energy industry association of risk management professionals.

Richard H. Bachmann is a member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chairs our conflicts committee. Mr. Bachmann joined EPCO Inc., a privately held company, in 1999 as Executive Vice President, Chief Legal Officer and Secretary. Prior to joining EPCO Inc., Mr. Bachmann served as a partner in the law firms of Snell & Smith P.C. from 1993 to 1998 and Butler & Binion from 1988 to 1993. Mr. Bachmann currently serves as a director and as Executive Vice President, Chief Legal Officer and Secretary of various affiliates of EPCO Inc., including Enterprise Products GP, LLC, the general partner of Enterprise Products Partners L.P., a publicly traded midstream energy company, and EPE Holdings LLC, the general partner of Enterprise GP Holdings L.P., a publicly traded midstream energy holding company. Mr. Bachmann also serves as a Director and as President and Chief Executive Officer of the general partner of Duncan Energy Partners L.P., a publicly traded midstream energy company and also an affiliate of EPCO Inc.

Richard S. Langdon is a member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chairs our audit committee. Mr. Langdon currently is the President and Chief Executive Officer of Matris Exploration Company, LP, and Sigma Energy Ventures, LLC, each of which is a privately held exploration and production company. From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, Mr. Langdon held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company. Langdon also serves as a director of Gasco Energy, Inc., a publicly traded exploration and production company.

John N. Seitz is a member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chairs our compensation and nominating and governance committees. Mr. Seitz is also currently Vice Chairman of the Board of Endeavour International Corporation, a publicly traded oil and gas exploration and production company, and a director for ION Geophysical Corporation, f/k/a Input Output, Inc., a publicly traded provider of seismic products and services. Mr. Seitz is also a member of the Compensation Committee for ION Geophysical Corporation. In February 2004, Mr. Seitz co-founded Endeavour International Corporation and served as its co-Chief Executive Officer until September 2006. Prior to founding Endeavour International Corporation, Mr. Seitz served as Chief Executive Officer, President and Chief Operating Officer of Anadarko Petroleum Corporation from January 2002 to March 2003, and prior to being named Chief Executive Officer, President and Chief Operating Officer, Mr. Seitz was the Chief Operating Officer and President of Anadarko Petroleum Corporation beginning in 1999. Mr. Seitz also served as Anadarko Petroleum Corporation’s Executive Vice President, Exploration and Production and as a member of its board of directors from 1997 to 1999.

Stephen R. Brunner has served as our Chief Operating Officer since February 2008. Mr. Brunner also has served as a Managing Director of CCG since February 2008. Mr. Brunner served as Executive Vice President, Operations of Pogo Producing Company, an oil and gas exploration company, from 2001 until November 2007.

Angela A. Minas has served as our Chief Financial Officer, Chief Accounting Officer and Treasurer, since September 2006. Ms. Minas also has served as a Managing Director of CCG since August 2006. Prior to joining CCG, Ms. Minas held various positions with Science Applications International Corporation (“SAIC”), including the following: from January 2006 through July 2006, she served as Senior Vice President of Operations for the Commercial Business Services business unit; from January 2004 through December 2005, she served as Senior Vice President of Global Consulting; and from June 2002 through December 2003, she served as Vice President of US Consulting. From September 1997 until June 2002, Ms. Minas served as a partner of Arthur Andersen LLP, additionally serving as partner responsible for North American Oil & Gas Consulting from September 1999 until her departure from Arthur Andersen LLP.

Independence of Board of Managers

Each of Messrs. Bachmann, Langdon and Seitz is independent under the NYSE Arca listing standards. In addition, the audit, compensation and nominating and corporate governance committees are composed entirely of independent managers under NYSE Arca listing standards, SEC requirements and other applicable laws, rules and regulations. Other than as set forth below, there are no transactions, relationships or other arrangements between us and our independent managers that need to be considered under the NYSE Arca listing standards in determining that such managers are independent.

CEP sold natural gas from the Black Warrior Basin to an affiliate of EPCO Inc. in each of 2006 and 2007. Mr. Bachman is an executive officer of EPCO Inc. The sales did not exceed 2% of EPCO Inc.’s consolidated gross revenues in either year.

Committees of the Board of Managers

Audit Committee

As described in the audit committee charter, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants to audit our financial statements, including assessing the independent auditor’s qualifications and independence, and establishes the scope of, and oversee, the annual audit. The committee also approves any other services provided by public accounting firms. The audit committee provides assistance to the board in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The audit committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and our board of managers established. In doing so, it will be the responsibility of the audit committee to maintain free and open communication between the committee and our independent auditors, the internal accounting function and management of our company.

The board of managers has determined that the chairman of the audit committee is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC. Mr. Langdon is Chairman, and Messrs. Seitz and Bachmann are members.

Compensation Committee

As described in the compensation committee charter, the compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee determines and approves, or makes recommendations to the board of managers with respect to, the compensation and benefits of our board of managers. As discussed in Compensation Discussion and Analysis, our executive officers are compensated by CCG under the compensation policies of Constellation.

Mr. Seitz is Chairman, and Messrs. Bachmann and Langdon are members.

Conflicts Committee

Our board of managers has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest, including transactions with related persons such as Constellation or its affiliates or our managers and executive officers. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to our company. Our limited liability company agreement provides that members of the conflicts committee may not be officers or employees of our company, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE Arca and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our company and approved by all of our unitholders. However, the board is not required by the terms of our limited liability company agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the board determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the board in this manner will be deemed approved by all of our unitholders.

Mr. Bachmann is Chairman, and Messrs. Seitz and Langdon are members.

Nominating and Governance Committee

As described in the nominating and governance committee charter, the nominating and governance committee nominates candidates to serve on our board of managers. The nominating and governance committee is also responsible for monitoring a process to review manager, board and committee effectiveness, developing and implementing our corporate governance guidelines, committee members and committee chairpersons and otherwise taking a leadership role in shaping the corporate governance of our company.

Mr. Seitz is Chairman, and Messrs. Bachmann and Langdon are members.

We maintain on our website, www.constellationenergypartners.com, copies of the charters of each of the committees of the board of managers (except the conflicts committee which does not have a charter), as well as copies of our Corporate Governance Guidelines, Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Code of Business Conduct and Ethics. Copies of these documents are also available in print upon request of our Corporate Secretary. The Code of Business Conduct and Ethics provides guidance on a wide range of conduct, conflicts of interest and legal compliance issues for all of our managers, officers and employees, including the chief executive officer, chief financial officer and chief accounting officer. We will post any amendments to, or waivers of, the Code of Business Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer on our website.

Nominations for Manager

The board of managers seeks diverse candidates who possess the background, skills and expertise to make a significant contribution to the board of managers, us and our unitholders. Annually, the nominating and corporate governance committee reviews the qualifications and backgrounds of the managers, as well as the overall composition of the board of managers, and recommends to the full board of managers the slate of Class B manager candidates to be nominated for election at the next annual meeting of unitholders. The board of managers has adopted a policy whereby the nominating and corporate governance committee shall consider the recommendations of unitholders with respect to candidates for election to the board of managers and the process and criteria for such candidates shall be the same as those currently used by us for manager candidates recommended by the board of managers or management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership of our equity securities and reports of changes in ownership of our equity securities with the SEC. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2007 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner.

Certifications

The NYSE Arca requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE Arca’s corporate governance listing standards, qualifying the certification to the extent necessary. In accordance with the rules of the NYSE Arca, we provided such a certification within 30 days after our 2007 annual meeting. The certifications of our Chief Executive Officer and Chief Financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

We were formed in February 2005 and did not begin operations until our acquisition of our initial properties in the Black Warrior Basin from Everlast in June 2005. On May 9, 2006, we replaced our prior officers and board of directors with Mr. Dawson, who, at that time, was our only officer and manager. To date, all of our current officers have been employees of Constellation or its affiliates, and they have received no additional compensation from us. CEPM will manage certain of our operations and activities through its officers and employees pursuant to the management services agreement under the direction of our board of managers and executive officers. We will reimburse CEPM for direct and indirect general and administrative expenses incurred on our behalf, including the compensation of executive officers as our board of managers may determine from time to time. We did not reimburse CEPM for the compensation of our executive officers that was paid by CCG for 2006. We reimbursed CEPM a fixed amount in 2007 for our Chief Executive Officer and Chief Financial Officer, as set forth in the table below. Our named executive officers and Mr. Brunner, our Chief Operating Officer, will receive similar compensation in 2008.

The following table sets forth the compensation of our two named executive officers for 2007 for which we have reimbursed or will reimburse CEPM.

Name and Principal Position	Annual Salary
Felix J. Dawson, Chief Executive Officer and President	$150,000	(1)(2)
Angela A. Minas, Chief Financial Officer, Chief Accounting Officer and Treasurer	$150,000	(1)(2)

(1)	Represents the fixed amount that we have agreed to pay for the services of these two named executive officers under the management services agreement and excludes the amount of any incentive awards paid to such officers by CCG, which award amount(s) we will not be required to reimburse CCG.
(2)	Our executive officers may participate in the benefit plans of Constellation and its affiliates. There are no CEP benefit plans under which such officers may participate.

Potential Payments Upon Termination or Change In Control

We do not have any contracts, agreements, plans or arrangements that provides for payments to the named executive officers in connection with any termination of the named executive officers or a change in control of CEP.

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. Our three named executive officers are compensated by CCG under the compensation policies of Constellation. We reimburse CEPM for a portion of the compensation paid to our executive officers by CCG pursuant to our management services agreement. The elements of Constellation’s and CCG’s compensation program are intended to provide a total compensation package designed to drive performance and reward contributions in support of the business strategies of Constellation and its affiliates. A discussion of Constellation’s compensation policies and programs can be found in the proxy statement relating to Constellation’s 2007 annual meeting of shareholders to be filed by Constellation with the SEC, a copy of which will be available on the SEC’s website at www.sec.gov or Constellation’s website at www.constellation.com. For 2008, we have agreed to reimburse Constellation and CCG under the management services agreement for $150,000 in base salary for each of our named executive officers. Any other compensation, bonus, benefits, incentives, perquisites and other personal benefits paid by Constellation or CCG to our named executive officers will not be reimbursed.

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

The compensation committee is authorized to retain at company expense any compensation survey, reports on the design and implementation of compensation programs or other services of compensation experts or consultants that it may find necessary in designing, implementing or administering compensation programs. No such experts were retained in 2007 or were consulted in relation to our 2007 compensation of our named executive officers.

As described below, the Company has adopted a long-term incentive plan. This plan is intended to provide an incentive to our officers, key employees, consultants and managers and those of our affiliates. We expect that this plan will align the interests of those receiving grants with our intention to significantly increase the enterprise value of our company by allowing for increases in our quarterly distributions. This incentive program is expected to promote the expansion of our business via acquisitions and improved operational performance. Other than the grants made to our independent managers in September 2007, no other grants have been issued under the plan and no performance targets, financial measures or operational targets associated with potential grants have yet been developed.

Compensation of Managers

Officers or employees of Constellation and its affiliates who also serve as our managers will not receive additional compensation for serving as our managers. Each manager will be indemnified by us for actions associated with being a manager to the full extent permitted under Delaware law.

In 2007, non-employee managers received the following compensation:

•	$40,000 annual retainer,

•	a common unit award with a value of approximately $75,000, which is subject to pro rata forfeiture if board service ceases during the year,

•	$2,500 fee for each meeting of the Board of Managers and each committee meeting attended that occurs on a day when there is no Board meeting and

•	reasonable travel expenses to attend meetings.

The independent manager who serves as the chair of the Audit Committee will receive a $10,000 annual cash retainer.

The following table sets forth a summary of the 2007 manager compensation:

	Director Compensation
Name	Fees Earned or paid in Cash $	Stock Awards ($)(1)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and NonQualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Richard H. Bachmann	$60,000	$48,373				$1,002	$109,375
Richard S. Langdon	$65,000	$48,373				$1,002	$114,375
John N. Seitz	$60,000	$48,373				$1,002	$109,375

(1)	Represents the compensation expense recognized in 2007 pursuant to SFAS 123R relating to a restricted common unit award granted to each manager on September 14, 2007. The grant date fair value of each manager’s stock award was $75,000. At December 31, 2007, each independent manager held 1,781 unvested restricted common units.
(2)	All other compensation represents distributions received on unvested restricted common units.

In 2008, the Managers are expected to receive the same compensation package as in 2007.

Reimbursement of Expenses of CEPM

We reimburse CEPM on a quarterly basis for its costs in providing services to us, including direct and indirect supervisory and management and expenses incurred by CEPM, pursuant to the management services agreement. Our limited liability company agreement provides that our board of managers has the right and the duty to review the services provided, and the costs charged, by CEPM under that agreement. These costs and expenses are deducted from cash available for distribution to our unitholders. These expenses include the cost of employee and officer compensation and benefits allocable to us and all other expenses necessary or appropriate to the performance of CEPM’s obligations under the management services agreement. The limited liability company agreement provides that our board of managers approve the expenses that are allocable to us. There is no limit on the amount of expenses for which CEPM may be reimbursed.

Long-Term Incentive Plan

General. We adopted the Constellation Energy Partners LLC Long-Term Incentive Plan for officers, key employees, consultants and managers of us and our affiliates who perform services for us, whom we refer to as plan participants. The long-term incentive plan consists of common unit grants, restricted common units, phantom common units, common unit options and common unit appreciation rights. The long-term incentive plan permits the grant of awards covering an aggregate of 450,000 common units. The plan is administered by the compensation committee of our board of managers. We filed a registration statement with the SEC registering the units issuable under the long-term incentive plan. We granted 5,343 restricted common unit awards on September 14, 2007, and 11,004 restricted common unit awards on March 1, 2008, to the independent, non-employee members of the Board of Managers.

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

Compensation Committee Report

The compensation committee of the board of managers has reviewed and discussed the Compensation Discussion and Analysis beginning on page 79 with management. Based on such review and discussions, the compensation committee recommended to the board of managers that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

	Common Units Beneficially Owned		Class A Units Beneficially Owned		Percentage of Total Units Beneficially Owned
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Percentage
Constellation Energy Group, Inc.(1)	5,918,894	27.0%	447,247	100%	28.5%
Constellation Energy Partners Holdings, LLC(2)	5,918,894	27.0%	447,247	100%	28.5%
Constellation Energy Partners Management, LLC(3)	—	—	447,247	100%	2.0%
Lehman Brothers Holdings Inc.(4)	1,888,990	8.6%	—	—	8.5%
LaBranche Structured Products LLC(5)	1,396,500	6.1%	—	—	6.1%
Swank Capital, LLC(6)	1,296,035	5.9%	—	—	5.9%
Richard H. Bachmann(7)	5,449	*	—	—	*
Stephen R. Brunner	—	—	—	—	—
John R. Collins	—	—	—	—	—
Felix J. Dawson	—	—	—	—	—
Richard S. Langdon(7)	5,449	*	—	—	*
Angela A. Minas	—	—	—	—	—
John N. Seitz(7)	5,449	*	—	—	*
All managers and executive officers as a group (7 persons)	16,347	*	—	—	*

*	Represents beneficial ownership of less than 1%.

(1)	Constellation Energy Group, Inc., through its direct and indirect ownership of Constellation Enterprises, Inc., Constellation Holdings, Inc. and Constellation Power Source Holdings, Inc., is the ultimate parent company of Constellation Energy Partners Holdings, LLC and Constellation Energy Partners Management, LLC and may, therefore, be deemed to beneficially own the common units held by Constellation Energy Partners Holdings, LLC and the Class A units held by Constellation Energy Partners Management, LLC. The address of Constellation Energy Group, Inc. is 750 East Pratt Street, Baltimore, MD 21202.
(2)	Constellation Energy Partners Holdings, LLC is the parent company of Constellation Energy Partners Management, LLC and may, therefore, be deemed to beneficially own the Class A units held by Constellation Energy Partners Management, LLC. The address of Constellation Energy Partners Holdings, LLC is 111 Market Place, Baltimore, MD 21202.
(3)	The address of Constellation Energy Partners Management, LLC is 111 Market Place, Baltimore, MD 21202.
(4)	Lehman Brothers MLP Opportunity Fund LP (“LB MLP Fund”) owns 1,867,990 common units. Lehman Brothers MLP Opportunity Associates LP (“LB MLP Assoc LP”) is the general partner of LB MLP Fund. Lehman Brothers MLP Opportunity Associates LLC (“LB MLP Assoc LLC”) is the general partner of LB MLP Assoc LP and is wholly-owned by Lehman Brothers Holdings Inc. (“LBHI”), a public reporting company. Accordingly, LBHI, LB MLP Assoc LLC and LB MLP Assoc LP may be deemed to be the beneficial owner of the Common Units owned by LB MLP Fund. The address of Lehman Brothers Holdings Inc. is 745 Seventh Avenue, New York, New York 10019.
(5)	Based on Schedule 13G dated February 15, 2008.
(6)	Based on Schedule 13G dated February 14, 2008. Swank Energy Income Advisors, LP (Swank Advisors”) owns 1,296,035 common units. Swank Capital, LLC is the general partner of Swank Advisors. Accordingly, Swank Advisors and Swank Capital may be deemed to be the beneficial owner of the Common Unit. The address of Swank Capital is 3300 Oak Lawn, Avenue, Suite 650, Dallas, Texas 75219.
(7)	Includes unvested restricted common unit awards issued on September 14, 2007 and March 1, 2008. The grant date fair value of each manager’s stock award was $75,000. The restricted common units issued on September 14, 2007 vested in full on March 1, 2008. The grant of restricted common units from March 1, 2008 forfeits on a pro rata basis if service as a manager terminates prior to the vesting date of March 1, 2009.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans not approved by security holders	—	$—	444,657

Total	—	$—	444,657

See Item 11. “Executive Compensation—Long-Term Incentive Plan” for a description of the material features of our long-term incentive plan.

Item 13. Certain Relationships and Related Transactions, and Manager Independence

Constellation owns a significant number of our units. CEPM owns all of our Class A units, representing a 2% limited liability company interest in us, and all of the management incentive interests; CEPH owns 5,918,894 common units, representing an approximate 26% limited liability company interest in us; and CHI owns all of our Class D interests. In January 2008, CEPH requested that all 5,918,894 common units be registered for resale.

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

Distributions and Payments to CEPH, CHI and CEPM

The following summarizes the distributions and payments to be made by us to CEPH, CHI and CEPM in connection with the ongoing operation and any liquidation of Constellation Energy Partners LLC.

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

Distributions to CHI

For each full calendar quarter during the period commencing January 1, 2007 and ending on December 31, 2012 that the sharing arrangement in respect of the calculation of amounts payable to the Trust for the NPI remains in effect, we will distribute to CHI, in respect of its Class D interests, $333,333.33, as a partial return of the $8.0 million capital contribution made for the Class D interests, which payment will be made concurrently with the quarterly cash distribution to our common and Class A unitholders for that quarter. Unless the special distribution right has been terminated earlier, the Class D interests will be cancelled upon the payment of the final distribution of $333,333.41 to CHI for the quarter ending December 31, 2012. In connection with the initiation of the arbitration proceeding mentioned above and the issues that are the subject of the arbitration demand, all quarterly cash contributions with respect to the Class D interests will be suspended beginning with the special quarterly cash distributions for the three months ending March 31, 2008 and extending until the arbitration proceeding is finally resolved. This suspension did not affect the special quarterly cash distribution payable to CHI, as holder of the Class D interests, on February 14, 2008 for the three months ended December 31, 2007. After the payment of the special quarterly distribution for the quarter ended December, 31, 2007, the remaining undistributed amount of the Class D interests is $6.7 million. If the amounts payable by us to the Trust are not calculated based on continued applicability of the sharing arrangement through December 31, 2012, unless such change is approved in advance by our board of managers and our conflicts committee, the following will occur: the Class D interests will cease receiving the special quarterly cash distributions; and the Class D interests will only be returned the remaining undistributed amount of the original $8.0 million contribution under certain circumstances upon our liquidation. If the special distribution right is terminated during a quarter, the special distribution in respect of the Class D interests will be prorated for that quarter based upon the ratio of the number of days in such quarter prior to the effective date of such termination to 90. The effect of our retention and use of the unreturned amount is to provide us with cash that will reduce, but may not eliminate, the adverse impact of our reduced revenues from the termination of the sharing arrangement. Based upon our estimated production as reflected in our reserve report and our SONAT Gas Daily price curve on January 28, 2008, we estimate that, if the sharing arrangement in respect of the Trust was terminated and certain water disposal costs applicable to the Trust Wells increase from $0.53 per barrel to $1.00 per barrel, the remaining $6.7 million contributed to us for the Class D interests would offset the resulting revenue shortfall through the third quarter 2010, if production and prices were to remain constant throughout such period.

Payments to CEPM	Pursuant to our management services agreement with CEPM, if CEPM provides us acquisition services with respect to a particular opportunity, we may be obligated to reimburse CEPM for an allocated amount of the costs it incurs in providing such acquisition services to us. In addition, subject to the arrangements relating to acquisition services described below in “Management Services Agreement,” CEPM will be entitled to be reimbursed on a quarterly basis for supervisory and management costs incurred by it in performing services for us and allocated to us.

Conversion of Class A units and management incentive interests	Generally, if the common unitholders vote to eliminate the special voting rights of the holder of our Class A units, the Class A units will be converted into common units on a one for one basis and CEPM will have the right to elect to convert its management incentive interests into common units at fair market value.

Should CEPM’s Class A units and its management incentive interests convert into common units, CEPM will receive cash distributions on its common units as described above in “Distributions and Payments to CEPH, CHI and CEPM.”

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

Financial, Acquisition and Other Services

Until December 31, 2007, we were required under the management services agreement to use CEPM or its designee for legal, accounting, audit, tax, financial and risk management services. No other aspect of the management services agreement was exclusive. Upon our request, CEPM will also provide us with engineering, geological, geophysical, property management and project management services.

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

If CEPM provides us acquisition services with respect to a particular opportunity, we may be obligated to reimburse CEPM for the costs it incurs in providing those acquisition services to us.

Competition

None of CEPM, Constellation, CCG or any of their affiliates will be restricted under the management services agreement from competing with us. CEPM, Constellation, CCG and any of their affiliates may acquire or dispose of any assets, including, among other things, E&P properties, in the future without any obligation to offer us the opportunity to purchase those assets.

Reimbursement of Costs

Prior to making any distribution on the common units, we will reimburse CEPM for certain expenses that it incurs on our behalf pursuant to the management services agreement. CEPM charges us an allocated amount for services provided. This allocated cost basis is based on the percentage of time spent by personnel of CEPM and its affiliates on CEP-related matters and includes the compensation paid by CEPM and its affiliates to such persons and other overhead. The allocation of compensation expense for such persons is determined based on a good faith estimate of the value of each such person’s services performed on our business and affairs, subject to the periodic review and approval of our audit or conflicts committee. In 2007, we paid approximately $1.4 million for these services. In addition, we reimburse CEPM for third party expenses incurred by CEPM on our behalf in performing services pursuant to the management services agreement.

Review by Our Board of Managers

Except with respect to exclusive arrangements under the management services agreement through December 31, 2007, our board of managers has the right to evaluate CEPM’s performance thereunder and, if considered desirable by our board of managers, arrange for third parties to provide some or all of the services to be provided pursuant to the management services agreement.

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

Term and Termination

The management services agreement is in effect for automatic continuous one-year terms, ending on December 31 of each year. The management services agreement may be terminated by us or CEPM at any time and for any reason upon six months advance notice to the other party. To date, neither party has given notice to terminate the management services agreement.

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

Credit Support Fee Agreement

In connection with each of our acquisitions in the Cherokee Basin, Constellation entered into credit support agreements with us to provide guarantees to two banks that required credit support for certain financial derivatives. These guarantees were obtained because we did not own the assets at the time the derivatives were entered into and we could not use our existing reserve-based credit facility to provide collateral for the derivative transactions.

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

As of December 31, 2007, we have paid Constellation $0.6 million for the credit support.

Item 14. Principal Accountant Fees and Services

In connection with our initial public offering, in 2006 we engaged our principal accountant, PricewaterhouseCoopers LLP to audit our financial statements for the period from February 7, 2005 (inception) through December 31, 2005. PricewaterhouseCoopers also performed audit services for the fiscal years ended December 31, 2007 and 2006.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ending 2007 and 2006 were $1,212,000 and $1,601,247, respectively.

Audit-Related Fees. The aggregate audit-related fees billed by PricewaterhouseCoopers for the years ending 2007 and 2006 were $496,491 and $313,495, respectively. The 2007 audit-related fees were billed in connection with the EnergyQuest and Newfield acquisitions and the 2006 audit-related fees were billed in connection with the initial public offering.

Tax Fees. The aggregate fees related to the preparation of K-1 statements for the years ending 2007 and 2006 were $535,000 and $235, 000, respectively.

All Other Fees. There were no other fees billed by our principal accountant for the years ending 2007 and 2006 for services other than those described above.

Audit Committee Pre-Approval Policies and Practices

Our audit committee must pre-approve any audit and permissible non-audit services performed by our independent registered public accounting firm. Additionally, the audit committee has oversight responsibility to ensure the independent registered public accounting firm is not engaged to perform certain enumerated non-audit services, including but not limited to bookkeeping, financial information system design and implementation, appraisal or valuation services, internal audit outsourcing services and legal services. The audit committee has adopted an audit and non-audit services pre-approval policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm must be approved. Pursuant to the policy, the chairman of the audit committee has been delegated the authority to specifically pre-approve services, which pre-approval is subsequently reviewed with the committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

Reports of Independent Registered Public Accounting Firm dated March 3, 2008 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income (Loss)—Constellation Energy Partners LLC for the three years ended December 31, 2007

Consolidated Balance Sheets—Constellation Energy Partners LLC at December 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows—Constellation Energy Partners LLC for the three years ended December 31, 2007

Consolidated Statements of Changes in Members’ Equity—Constellation Energy Partners LLC for the three years ended December 31, 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Schedules other than Schedule II are omitted as not applicable or not required

3. Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1

—Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC and Constellation Energy Partners, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

2.2

—Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC, Kansas Production EQR, LLC and Kansas Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

2.3

—Agreement of Merger dated as of July 12, 2007, among AMVEST Osage, Inc., AMVEST Oil & Gas, Inc. and CEP Mid-Continent LLC, f/k/a CEP Cherokee Basin LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

2.4

—Purchase and Sale Agreement dated as of August 2, 2007, between Newfield Exploration Mid-Continent Inc. and Constellation Energy Partners LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

2.5

—Nominee Agreement, dated as of September 21, 2007, by and between Newfield Exploration Mid-Continent Inc. and CEP Mid-Continent LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

Exhibit Number	Description
3.1

—Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007)

3.2

—Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

3.3

—Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007)

3.4

—Amendment No. 2 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated July 25, 2007. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

3.5

—Amendment No. 3 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated September 21, 2007 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

4.1

—Registration Rights Agreement, dated as of April 23, 2007, by and between Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

4.2

—Registration Rights Agreement, dated July 25, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

4.3

—Registration Rights Agreement, dated September 21, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007)

10.1

—Credit Agreement dated as of October 31, 2006 by and among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, RBS Securities Corporation, as lead arranger and sole bookrunner, BNP Paribas and Wachovia Bank N.A., as co-syndication agents and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-134995) filed by Constellation Energy Partners LLC on November 2, 2006 (“Amendment No. 4”))

10.2

—Management Services Agreement dated as of November 20, 2006 by and between Constellation Energy Partners LLC and Constellation Energy Partners Management, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

10.3

—Omnibus Agreement dated as of November 20, 2006 by and among Constellation Energy Partners LLC, Constellation Energy Commodities Group, Inc., Robinson’s Bend Production II, LLC, Robinson’s Bend Operating II, LLC and Robinson’s Bend Marketing II, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

10.4

—Net Overriding Royalty Conveyance dated as of November 22, 1993 but effective as of October 1, 1993, pursuant to Part I thereof, from Velasco Gas Company, Ltd. to Torch Energy Advisors Incorporated, and pursuant to Part II thereof, from Torch Energy Advisors Incorporated to the Torch Energy Royalty Trust (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134995) filed by Constellation Energy Partners LLC on September 29, 2006 (“Amendment No. 2”))

Exhibit Number	Description

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

10.7

—International Swap Dealers Association, Inc. Master Agreement and Schedule dated as of June 16, 2006 between The Royal Bank of Scotland, plc and Constellation Energy Resources LLC (incorporated herein by reference to Exhibit 10.7 to Amendment No. 2)

10.8

—Confirmation, dated June 28, 2006, effective June 20, 2006, between The Royal Bank of Scotland, plc and Constellation Energy Resources LLC (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2)

10.9

—Asset Purchase and Sale Agreement dated as of May 12, 2005 by and among Everlast Energy LLC, RB Marketing Company LLC, Robinson’s Bend Operating Company LLC and CBM Equity IV, LLC (incorporated herein by reference to Exhibit 10.9 to Amendment No. 2)

10.10

—Letter agreement as of October 24, 2006 by and among The Investment Company LLC, Constellation Energy Commodities Group, Inc. and Robinson’s Bend Production II, LLC (incorporated herein by reference to Exhibit 10.10 to Amendment No. 4)

10.11

—Trademark License Agreement dated as of November 20, 2006 by and between Constellation Energy Group, Inc. and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

10.12

—Constellation Energy Partners LLC Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 20, 2006)

10.13

—Class E Unit and Common Unit Purchase Agreement, dated as of March 8, 2007, by and among Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

10.14

—First Amendment to Credit Agreement, dated as of April 4, 2007, by and among Constellation Energy Partners LLC and the Lenders signatory thereto (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on May 10, 2007).

10.15

—Class F Unit and Common Unit Purchase Agreement, dated July 12, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

10.16

—Common Unit Purchase Agreement, dated August 2, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

*10.17	—Water Gathering and Disposal Agreement by and among Torch Energy Associates Ltd., a Texas limited partnership, and Velasco Gas Company Ltd., a Texas limited partnership, dated August 9, 1990.

*10.18

—First Amendment to Water Gathering and Disposal Agreement by and among Torch Energy Associates Ltd., a Texas limited partnership, and Velasco Gas Company Ltd., a Texas limited partnership, dated October 1, 1993.

Exhibit Number	Description
*10.19

—Second Amendment to Water Gathering and Disposal Agreement, by and among Robinson’s Bend Operating Company, LLC, a Delaware company, successor in interest to Torch Energy Associates Ltd., a Texas limited partnership, and Everlast Energy LLC, a Delaware company, successor in interest to Velasco Gas Company Ltd., a Texas limited partnership, dated November 30, 2004.

*12.1	—Computation of Ratio of Earnings to Fixed Charges

*21.1	—List of subsidiaries of Constellation Energy Partners LLC

*23.1	—Consent of PricewaterhouseCoopers LLP

*23.2	—Consent of Netherland, Sewell & Associates, Inc.

*31.1	—Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and Board of Managers of Constellation Energy Partners LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of cash flows, and of changes in members’ equity present fairly, in all material respects, the financial position of Constellation Energy Partners LLC (the “Company”) (formerly Constellation Energy Resources LLC and CBM Equity IV Holdings, LLC) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the period from February 7, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 7 and 17 to the consolidated financial statements, the Company has entered into significant transactions with Constellation Energy Group and its affiliates, a related party.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded CEP Mid-Continent LLC, Mid-Continent Oilfield Supply, LLC, and Northeast Shelf Energy, LLC (the “Acquired Businesses”) from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company during 2007. We have also excluded the Acquired Businesses from our audit of internal control over financial reporting. The Acquired Businesses are wholly-owned subsidiaries whose total assets and total revenues represent 70% and 49%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2008

To the Unitholders and Board of Managers of Constellation Energy Partners LLC:

In our opinion, the accompanying consolidated statements of operations and comprehensive loss and cash flows present fairly, in all material respects, the results of operations and cash flows of Everlast Energy LLC and its subsidiaries (Everlast) (Predecessor Company) for the period from January 1, 2005 to June 12, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Everlast’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Baltimore, Maryland

June 12, 2006

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES and

EVERLAST ENERGY LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Successor			Predecessor
	CEP			Everlast
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from February 7, 2005 (inception) to December 31, 2005	For the period from January 1, 2005 to June 12, 2005
	(In 000’s except unit data)			(In 000’s except unit data)
Revenues
Oil and gas sales	$82,725	$36,917	$25,957	$12,882
Loss from mark-to-market activities (see Note 3)	(6,856)	—	—	(15,313)

Total revenues	75,869	36,917	25,957	(2,431)
Expenses:
Operating expenses:
Lease operating expenses	17,141	7,234	4,175	2,769
Cost of sales	1,788	—	—	—
Production taxes	3,646	1,783	1,400	676
General and administrative	9,109	4,573	4,184	594
Loss on sale of asset	86	—	—	—
Depreciation, depletion, and amortization	23,190	7,444	4,176	1,683
Accretion expense	312	141	78	46

Total operating expenses	55,272	21,175	14,013	5,768
Other expense/(income)
Interest expense	6,930	221	3	2,437
Interest (income)	(465)	(468)	—	—
Other income	(109)	—	—	—

Total other expenses/(income)	6,356	(247)	3	2,437

Total expenses	61,628	20,928	14,016	8,205

Net income (loss)	$14,241	$15,989	$11,941	$(10,636)
Other comprehensive income (loss)	(8,889)	13,113	—	—

Comprehensive income (loss)	$5,352	$29,102	$11,941	$(10,636)

Earnings per unit (see Note 1)
Earnings per unit—Basic	$0.87	$1.41	$1.05
Units outstanding—Basic	16,321,547	11,320,300	11,320,300
Earnings per unit—Diluted	$0.87	$1.41	$1.05
Units outstanding—Diluted	16,325,508	11,320,300	11,320,300
Distributions declared and paid per unit	$1.6986	$—	$—

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(In 000’s)
ASSETS
Current assets
Cash and cash equivalents	$18,689	$7,485
Accounts receivable	18,519	9,609
Prepaid expenses	554	317
Risk management assets	7,734	8,654
Other	377	22

Total current assets	45,873	26,087
Natural gas properties (See Note 5)
Natural gas properties, equipment and facilities	675,144	181,995
Material and supplies	2,880	1,264
Less accumulated depreciation, depletion and amortization	(34,371)	(11,620)

Net natural gas properties	643,653	171,639
Other assets
Debt issue costs (net of accumulated amortization of $443 and $48, respectively)	1,449	1,138
Other non-current assets	13,495	72
Risk management assets	2,185	4,761

Total assets	$706,655	$203,697

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$1,933	$66
Payable to affiliate	2,813	2,836
Accrued liabilities	12,315	3,017
Environmental liabilities	546	721
Royalty payable	2,944	2,367

Total current liabilities	20,551	9,007
Other liabilities
Asset retirement obligation	6,163	2,730
Risk management liabilities	10,539	—
Debt	153,000	22,000

Total other liabilities	169,702	24,730

Total liabilities	190,253	33,737

Commitments and contingencies (See Note 8)

Class D Interests	7,000	8,000

Members’ equity
Class A units, 447,022 and 226,406 shares authorized, issued and outstanding, respectively	10,104	2,977
Class B units, 21,904,106 and 11,093,894 shares authorized, issued and outstanding, respectively	495,074	145,870
Accumulated other comprehensive income	4,224	13,113

Total members’ equity	509,402	161,960

Total liabilities and members’ equity	$706,655	$203,697

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES and

EVERLAST ENERGY LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor			Predecessor
	CEP			Everlast
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from February 7, 2005 (inception) to December 31, 2005	For the period from January 1, 2005 to June 12, 2005
	(In 000’s)			(In 000’s)
Cash flows from operating activities:
Net income (loss)	$14,241	$15,989	$11,941	$(10,636)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Expenses paid by CCG on behalf of CEP	—	370	64	—
Depreciation, depletion and amortization	23,190	7,444	4,176	1,683
Amortization of debt issuance costs	424	48	—	237
Equity earnings in affiliate	(109)	—	—	—
Accretion of plugging and abandonment liability	312	141	78	46
Loss from disposition of property and equipment	86	—	—	—
Dryhole costs	209
Hedge ineffectiveness	1,225	(302)	—	—
Loss from mark-to-market activities	6,856	—	—	15,313
Long-term incentive plan	145	—	—	—
Changes in Assets and Liabilities:
Increase (decrease) in risk management activities	(2,935)	—	—	(48)
(Increase) decrease in accounts receivable	(5,560)	(3,785)	(1,289)	(707)
(Increase) decrease in prepaid expenses	(89)	(255)	(62)	(131)
(Increase) decrease in other assets	(380)	117	(211)	(7,035)
Increase (decrease) in deposit on sale of properties	—	—	—	7,025
Increase (decrease) in accounts payable	821	(4,733)	1,323	807
Increase (decrease) in payable to affiliate	(23)	2,456	380	—
Increase (decrease) in accrued liabilities	4,789	(2,557)	5,054	(25)
Increase (decrease) in royalty payable	(703)	(866)	1,859	110

Net cash provided by operating activities	42,499	14,067	23,313	6,639

Cash flows from investing activities:
Acquisition of natural gas properties	(479,391)	(261)	(138,951)	(201)
Development of natural gas properties	(23,645)	(13,224)	(8,286)	(4,000)
Proceeds from sale of equipment	188	—	—	—
Distributions from equity affiliate	315	—	—	—
Investment in affiliate cash pool	—	(12,419)	—	—
Other, net	—	475	—	(2)

Net cash used in investing activities	(502,533)	(25,429)	(147,237)	(4,203)

Cash flows from financing activities:
Members’ (distributions) contributions	(28,604)	(122,750)	138,770	—
Proceeds from issuance of debt	137,000	30,000	—	—
Repayment of debt	(6,000)	(8,063)	(15)	(2,500)
Proceeds from issuance of common stock	369,549	109,340	—	—
Initial public offering issue costs	—	(3,325)	—	—
Debt issue costs	(707)	(1,186)	—	—

Net cash provided by (used in) financing activities	471,238	4,016	138,755	(2,500)

Net (decrease) increase in cash	11,204	(7,346)	14,831	(64)
Cash and cash equivalents, beginning of period	7,485	14,831	—	2,012

Cash and cash equivalents, end of period	$18,689	$7,485	$14,831	$1,948

Supplemental disclosures of cash flow information:
Non-cash items
Assumption of receivables from Everlast by CEP	$—	$—	$4,536	$—
Assumption of liabilities from Everlast by CEP	—	—	3,640	—
Acquisition costs related to accrual for asset retirement obligation	—	—	2,446	—
Acquisition costs related to payable to Everlast	—	—	2,361	—
Derivative liabilities assumed by CEP as part of the acquisition and then subsequently assumed by CCG	—	—	18,003	—
Direct costs related to the acquisition of the properties paid by CCG on behalf of CEP	—	—	389	—
Expenses paid by CCG on behalf of CEP	—	370	64	—
Termination of cash pool arrangement	—	12,419	—	—
Accrued capital expenditures	3,680	353	940	—
Cash received during the period for interest	443	—	—	—
Cash paid during the period for interest	$5,935	$3	$3	$2,196

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES and

EVERLAST ENERGY LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

	Members’ Equity	Class A		Class B		Accumulated Other Comprehensive Income	Total Members’ Equity
		Units	Amount	Units	Amount
	( In 000’s, except unit data)
CEP (Successor)
Contributions	$157,226	—	$—	—	$—	$—	$157,226
Net income	11,941	—	—	—	—	—	11,941

Balance, December 31, 2005	169,167	—	—	—	—	—	169,167
Contributions	571	—	—	—	—	—	571
Distributions	(122,951)	—	—	—	—	—	(122,951)
Cash in exchange for Floyd Shale rights	475	—	—	—	—	—	475
Issuance of common units, net of issue costs of $3,325	(47,458)	226,406	2,910	11,093,894	142,563	—	98,015
Termination of cash pool	(12,419)	—	—	—	—	—	(12,419)
Change in fair value of commodity hedges	—	—	—	—	—	15,097	15,097
Cash gains on settlement of commodity hedges	—	—	—	—	—	(2,114)	(2,114)
Change in fair value of interest rate hedges	—	—	—	—	—	130	130
Net income	12,615	—	67	—	3,307	—	15,989

Balance, December 31, 2006	—	226,406	2,977	11,093,894	145,870	13,113	161,960
Distributions	—	—	(552)	—	(27,052)	—	(27,604)
Issuance of common units, net of issue costs of $5,465	—	220,616	7,392	10,810,212	362,157	—	369,549
Long-term incentive program	—	—	3	—	142	—	145
Change in fair value of commodity hedges	—	—	—	—	—	7,372	7,372
Cash gains on settlement of commodity hedges	—	—	—	—	—	(13,458)	(13,458)
Change in fair value of interest rate hedges	—	—	—	—	—	(2,803)	(2,803)
Net income	—	—	284	—	13,957	—	14,241

Balance, December 31, 2007	$—	447,022	$10,104	21,904,106	$495,074	$4,224	$509,402

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2006 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

CBM Equity IV Holdings, LLC was organized as a limited liability company on February 7, 2005 under the laws of the State of Delaware and had no principal operations prior to our acquisition of our properties in the Black Warrior Basin (the “Properties”) from Everlast Energy LLC (“Everlast”) on June 13, 2005. On May 10, 2006, CBM Equity IV Holdings, LLC changed its name to Constellation Energy Resources LLC. On July 18, 2006, Constellation Energy Resources LLC changed its name to Constellation Energy Partners LLC (“CEP” or the “Company”). CEP is a consolidated subsidiary of Constellation Energy Commodities Group, Inc. (“CCG”), which is owned by Constellation Energy Group (NYSE: CEG). CEP completed its initial public offering on November 20, 2006, and is traded on the NYSE Arca under the symbol “CEP”. The company is currently focused on the development and acquisition of natural gas properties in the Black Warrior Basin in Alabama and the Cherokee Basin in Kansas and Oklahoma (collectively as “Oil and Gas Properties”. CEP acquired the natural gas properties in the Black Warrior Basin, including equipment and a natural gas gathering facility and water treatment plant at the Properties from Everlast effective June 13, 2005. CEP acquired its interests in the Cherokee Basin by executing three separate acquisitions during 2007.

The accompanying financial statements for CEP include the accounts of CEP and its wholly-owned subsidiaries (collectively, the “Entities”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CEP and Everlast both operated the Properties as one business segment, the exploration, development and production of natural gas. Management of both CEP and Everlast evaluated performance based on one business segment as there are not different economic environments within the operation of the Properties. CEP operates all of its Oil and Gas Properties as one business segment, the exploration, development and production of natural gas.

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject CEP and Everlast to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and derivative financial instruments. Both CEP and Everlast place their cash with high credit quality financial institutions. CEP and Everlast place their derivative financial instruments with financial institutions and other firms that their managements believe have high credit ratings. Substantially all of CEP’s and Everlast’s accounts receivable are due from purchasers of natural gas. Natural gas sales are generally unsecured. As CEP generally has fewer than 10 customers for its natural gas sales, CEP routinely assesses the financial strength of its customers. Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable. There has been no bad debt expense for any of the periods presented herein. Neither CEP nor Everlast have any off-balance-sheet credit exposure related to customers.

For the year ended December 31, 2007, five customers accounted for approximately 16%, 14%, 14%, 13% and 8%, respectively, of our gas sales revenues. For the year ended December 31, 2006, five customers accounted for approximately 30%, 20%, 18%, 17% and 15%, respectively, of our gas sales revenues. For the period from February 7, 2005 (inception) to December 31, 2005, five customers accounted for approximately 31%, 20%, 20%, 17%, and 12%, respectively, of our gas sales revenues.

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

Depreciation and depletion of producing natural gas and oil properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped, and that capitalized development costs (including wells and related equipment and facilities) be amortized on the basis of proved developed reserves. As more fully described in Note 15, proved reserves are estimated by CCG’s internal reserve engineers, and are subject to future revisions when additional information becomes available.

As described in Note 9, CEP follows SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved developed reserves using the units-of-production method. Asset retirement costs are estimated by CEP’s engineers using existing regulatory requirements and anticipated future inflation rates.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geological, geophysical and dry hole costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred.

Natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. CEP assesses impairment of capitalized costs of proved natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. As of December 31, 2007 and 2006, the estimated undiscounted future cash flows for CEP’s proved natural gas and oil properties exceeded the net capitalized costs, thus no impairment was required to be recognized.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. Impairment is deemed to have occurred if a lease is going to expire prior to any planned drilling on the leased property.

Property acquisition costs are capitalized when incurred.

Support Equipment and Facilities

Support equipment and facilities consist of CEP’s water treatment facility, gas lines, roads and other various support equipment. Items are capitalized when acquired and depleted using the units-of-production method over the total proved developed reserves. Pipelines are stated at original cost and depreciated using the straight-line method over the useful life of the assets.

Materials and Supplies

Materials and supplies consist of well equipment, parts and supplies. They are valued at the lower of cost or market, using either the specific identification or first-in first-out method, depending on the inventory type. Materials and supplies are capitalized as used in the development or support of the Oil and Gas Properties.

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

Costs of acquiring undeveloped gas leases that are capitalized and not subject to amortization (see Note 5) are assessed periodically to determine whether impairment has occurred. Appropriate valuation allowances are established when necessary. No such allowance was required during the period from January 1, 2005 to June 12, 2005.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation, depletion and amortization of natural gas properties was computed using the units-of-production method based on estimated proved gas reserves.

Natural Gas Reserve Quantities

CEP

CEP’s estimate of proved reserves is based on the quantities of natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management calculated reserves based on various factors, including consideration of an independent reserve engineers’ report on proved reserves and economic evaluation of all of CEP’s properties on a well-by-well basis. The process used to complete the internal estimates of proved reserves at December 31, 2007 and 2006 is described in detail in Note 15.

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

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recorded in the consolidated balance sheet as either an asset or a liability measured at fair value with changes in fair value recognized in earnings unless specific hedge accounting criteria are met. CEP elected to designate these contracts as cash-flow hedges for accounting purposes. The fair value of its derivative contracts is recorded on its balance sheet as “Risk management assets” and “Accumulated other comprehensive income.” Changes in the fair value of the cash flow hedges are reflected on the consolidated statements of operations and comprehensive income (loss) as other comprehensive income. When amounts for hedging activities under SFAS No. 133 are reclassified from “Accumulated other comprehensive income (loss)” on the balance sheet to the income statement, we record settled natural gas swaps as “Gas sales” and settled interest rate swaps as “Interest expense (income).”

Some of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on our consolidated balance sheet under the captions “Risk management assets” and “Risk management liabilities.” We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statement of income under the caption “Gain (loss) from mark-to-market activities”, which is a component of our total revenues.

Everlast

During 2005, Everlast entered into certain over-the-counter contracts to economically hedge the cash flow of the forecasted sale of gas production. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recorded in the consolidated balance sheet as either an asset or a liability measured at fair value with changes recognized in earnings unless specific hedge accounting criteria are met. Everlast did not elect to document and designate these contracts as hedges for accounting purposes. Thus, the changes in the fair value and ultimate settlement of these over-the-counter contracts are reflected in Everlast’s earnings as “loss from mark-to-market activities” for the period from January 1, 2005 to June 12, 2005.

Net Profits Interest

Certain of the Properties are subject to a net profits interest (“NPI”). The NPI represents an interest in production created from the working interest and is based on a contracted revenue calculation (see Note 10). CEP accounts for the NPI as an overriding royalty interest. This is consistent with how CEP accounts for the NPI for reserves purposes. Any payments made to the NPI holder are reflected as a reduction in revenue.

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

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. CEP and Everlast use the entitlements method when accounting for gas imbalances. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable. There were no gas imbalance positions at December 31, 2007 or 2006.

Income Taxes

Constellation Energy Partners LLC and its wholly-owned subsidiary LLCs are treated as partnerships for federal and state income tax purposes. Essentially all of CEP’s taxable income or loss, which may differ considerably from net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of its members. As such, no federal income tax for these entities has been provided for in the accompanying financial statements. Effective January 1, 2007, the state of Texas changed its Texas franchise tax, which was based on taxable capital, to a gross margin tax. For the year ended December 31, 2007, we had no obligations under this tax.

Effective January 1, 2007, Constellation Energy Partners LLC implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. A company can only recognize the tax position in the financial statements if the position is more-likely-than-not to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies.

Constellation Energy Partners LLC performed an evaluation as of January 1, 2007 and concluded that there were no uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of this standard did not have an impact on CEP’s financial position, results of operations or cash flows.

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

Earnings per Unit

Basic earnings per unit (“EPS”) is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. At December 31, 2007, we had 447,022

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class A units and 21,904,106 class B units outstanding. In addition, we had 5,343 restricted unvested common units granted and outstanding.

The following table presents earnings per common unit amounts computed using SFAS No. 128:

	Income	Unit	Per Unit Amount
	(In 000’s except unit data)
Year ended December 31, 2007
Basic EPS:
Income allocable to unitholders	$14,241	16,321,547	$0.87
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	3,961	—

Diluted EPS:
Income allocable to common unitholders	$14,241	16,325,508	$0.87

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

Environmental Cost

We record environmental liabilities at their undiscounted amounts on our balance sheet in other current and long-term liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Federal Environmental Protection Agency (“EPA”) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unit-Based Compensation

The Company records compensation expense for all equity grants issued under the Long-Term Incentive Program based on the fair value at the grant date, recognized over the vesting period, according to Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Stock-Based Payment.

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

Accounting Standards Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures for fair value measurements. In February 2008, the FASB granted a one-year deferral of the effective date of this statement as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The standard defines the three levels of inputs as 1) observable inputs, 2) inputs other than quoted prices that are observable through corroboration and 3) unobservable inputs. SFAS No. 157 is effective for all fair value measurements beginning January 1, 2008. As it relates to our financial assets and liabilities, SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. CEP has assessed the provisions of SFAS No. 159 and has elected not to apply fair value accounting to its existing eligible financial instruments. As a result, the adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In April 2007, the FASB issued Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 permits an entity to report all derivatives recorded at fair value with any associated fair value cash collateral, which are the same counterparty under a master netting arrangement, together in the balance sheet. Under the provisions of this FSP, we must either report all derivatives recorded at fair value net with the associated fair value cash collateral or report all derivative amounts gross. The effects of FSP FIN 39-1 must be applied by adjusting all financial statements presented beginning January 1, 2008. The impact of the adoption of FIN 39-1 had no material impact on CEP’s financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Issued but not Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. CEP is currently evaluating whether the adoption of SFAS 141(R) will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. CEP is currently evaluating whether the adoption of SFAS 160 will have a material impact on our financial statements.

2. ACQUISITIONS

Newfield Acquisition

On September 21, 2007, the Company acquired certain oil and natural gas properties in the Cherokee Basin from Newfield Exploration Mid-Continent Inc. (“Newfield”). The acquisition included approximately 600 net producing wells on approximately 80,000 net acres as well as support equipment and facilities, including a pipeline gathering system. The results of operations include the results of Newfield since the date of acquisition.

In conjunction with the acquisition, the Company issued in a private placement 2,470,592 common units at an average price of $42.50 per unit for aggregate proceeds of approximately $105.0 million. Subsequent to this offering, the Company registered for resale all of these common units with the Securities and Exchange Commission. The proceeds from this equity placement, together with borrowings under the Company’s existing credit facility, fully funded the purchase price of the acquisition.

Upon closing of the acquisition, the Company entered into derivative transactions to hedge a portion of the future expected production associated with these properties. See Note 3 for a discussion of mark-to-market activities.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total consideration paid was $128.4 million which consisted of $129.5 million in cash and assumed liabilities of $1.1 million, primarily associated with asset retirement obligations on the properties. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

Acquired September 21, 2007	(in millions)
Natural Gas and Oil Properties	$110.3
Unproved Properties	2.6
Pipelines	10.0
Other PP&E	1.0
Intangible Third Party Gas Contracts	5.0
Inventory	0.6

Total assets acquired	129.5
Asset retirement obligations	(1.1)

Net assets acquired	$128.4

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

A post-closing adjustment will occur in the first quarter of 2008 to settle certain items including the revenue distributions and certain expenses associated with the oil and gas properties after the effective date of July 1, 2007. Additionally, as of the Closing Date, Newfield had been unable to obtain third-party consents (the “Outstanding Consents”) with respect to certain oil and gas leases and related assets (the “Designated Properties”) which represented less than 14% of the aggregate purchase price of the acquisition. As a result of the Outstanding Consents, Newfield and the Company entered into a Nominee Agreement pursuant to which Newfield will hold legal title for the benefit of the Company for the Designated Properties. As required under the Nominee Agreement, during the 90 day period following the Closing Date (the “Cure Period”), Newfield shall use diligent, commercially reasonable efforts to obtain the Outstanding Consents with respect to the Designated Properties, and shall deliver to the Company assignments of all of its right, title and interest in all of the Designated Properties as to which Outstanding Consents are obtained during the Cure Period. If Newfield fails to obtain Outstanding Consents for any of the Designated Properties within the Cure Period, the Company may reassign to Newfield its beneficial interest in such property and shall be entitled to a refund from Newfield of the purchase price paid with respect to such property, subject to certain adjustments. The period to obtain the remaining consents was extended into the first quarter of 2008. As of February 27, 2008, substantially all of the remaining consents have been obtained.

Amvest Acquisition

On July 25, 2007, the Company acquired certain oil and natural gas properties in the Cherokee Basin through an Agreement of Merger with Amvest Osage, Inc. (“Amvest”). At the closing of the merger, Amvest became a wholly-owned subsidiary of the Company. The acquisition included a 13 year exclusive concession for coalbed methane and shale rights on approximately 560,000 net acres in Osage County, Oklahoma. Also included were producing wells, support equipment and facilities and certain pipeline gathering systems. The results of operations include the results of Amvest since the date of acquisition.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition, the Company issued in a private placement 2,664,998 common units and 3,371,219 newly-created Class F units at an average price of $34.79 per unit for aggregate proceeds of approximately $210.0 million. Subsequent to the offering, all of the Class F units were converted into common units. The Company has registered for resale all of the common units associated with the offering and the conversion of Class F units with the Securities and Exchange Commission. The proceeds from this equity placement, together with borrowings under the Company’s existing credit facility, fully funded the purchase price of the acquisition.

Upon closing the transaction, the Company entered into derivative transactions to hedge a portion of the future expected production associated with this acquisition. See Note 3 for a discussion of mark-to-market activities.

The total consideration paid was $235.3 million which consisted of $233.8 million in cash, net working capital of $2.3 million, and assumed liabilities of $0.8 million, primarily associated with asset retirement obligations on the properties. An amount of $8.5 million which was placed in a drilling escrow fund was returned to the Company for use in drilling programs on proved undeveloped locations after the close of the transaction. The following table summarizes the allocation of the preliminary purchase price to the assets acquired and liabilities assumed at the date of acquisition.

Acquired July 25, 2007	(in millions)
Natural Gas and Oil Properties	$184.0
Unproved Properties	38.4
Pipelines	5.0
Other PP&E	1.4
Intangible Third Party Gas Contracts	5.0

Total assets acquired	233.8
Asset Retirement Obligation	(0.8)
Net Working Capital	2.3

Total	$235.3

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

EnergyQuest Acquisition

On April 23, 2007, the Company completed the acquisition of certain coalbed methane properties in the Cherokee Basin of Oklahoma and Kansas and interests in certain limited liability companies which own coalbed methane properties in the Cherokee Basin (the “EnergyQuest Assets”). In conjunction with the acquisition, the Company issued in a private placement 2,207,684 common units at a price of $26.12 per unit and 90,376 newly-created Class E units at a price of $25.84 per unit for aggregate proceeds of approximately $60.0 million. Subsequent to the offering, all of the Class E units were converted into common units. The Company has registered for resale all of the common units associated with the offering and the conversion of the Class E units with the Securities and Exchange Commission. The proceeds from this equity placement, together with borrowings under the Company’s existing credit facility, fully funded the purchase price of the acquisition. The results of operations include the results of EnergyQuest since the date of acquisition.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon closing of the acquisition, the Company entered into derivative transactions to hedge a portion of the future expected production associated with this acquisition. See Note 3 for a discussion of mark-to-market activities.

The total consideration paid for EnergyQuest was $115.7 million which consisted of $116.9 million in cash and assumed liabilities of $1.2 million, primarily associated with asset retirement obligations on the properties. The Company also assumed an estimated asset retirement obligation of $1.1 million and other miscellaneous liabilities of $0.1 million. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

Acquired April 23, 2007	(in millions)
Natural gas and oil properties	$105.0
Pipelines	5.7
Investment in unconsolidated affiliates	4.0
Unproved properties	1.6
Other property, plant and equipment	0.5
Land	0.1

Total assets acquired	116.9
Asset retirement obligations	(1.1)
Other liabilities	(0.1)

Net assets acquired	$115.7

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

Pro Forma Results

The unaudited pro forma results presented below have been prepared to give effect to the EnergyQuest, Amvest, and Newfield acquisitions described above on our results of operations as if they had been consummated at the beginning of the period presented. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had been completed on such date or to project our results of operations for any future date or period.

	December 31, 2007	December 31, 2006
	(In 000’s)
Pro forma:
Revenue	$121,329	$116,763
Net income	$18,237	$20,169
Basic earnings per share	$0.82	$0.90
Diluted earnings per share	$0.82	$0.90

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. DERIVATIVE AND FINANCIAL INSTRUMENTS

Hedging Activities

CEP has hedged a portion of its expected natural gas sales from currently producing wells through December 2010. Accumulated other comprehensive income included a net unrecognized gain on derivative cash flow hedges and interest rate swaps of $4.2 million and a $13.3 million net unrealized gain at December 31, 2007 and 2006, respectively. CEP expects that $8.1 million gain will be reclassified from Accumulated other comprehensive income to the income statement in the next twelve months. There was approximately $1.2 million of loss as a result of hedge ineffectiveness for the year ended December 31, 2007.

At December 31, 2007 and 2006, the Company had debt outstanding of $153.0 million and $22.0 million, respectively, under its reserve-based credit facility. The Company entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility of changes in the London interbank offered rate (“LIBOR”) on $109.5 million of the outstanding debt through October 2010. The interest rate swaps have termination dates ranging from February 20, 2010 to October 19, 2010. The swaps have been designated as cash flow hedges of the risk associated with changes in the designated benchmark interest rate (in this case, LIBOR) related to forecasted payments associated with interest on the reserve-based credit facility. The Company assesses and records ineffectiveness for the interest rate swaps in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. There was no hedge ineffectiveness identified related to the interest rate swap. The value of the Company’s cash flow hedges included in Accumulated other comprehensive income was a net unrecognized loss of approximately $2.7 million at December 31, 2007 and a gain of $0.1 million at December 31, 2006, respectively.

Mark-to-Market Activities

In March 2007, the Company entered into a combination of natural gas swaps and puts in connection with the anticipated acquisition of the EnergyQuest Assets. These derivative positions were accounted for as mark-to-market activities until June 2007, when the swaps were designated as cash flow hedges. The puts continue to be accounted for as mark-to-market activities. In July 2007, the Company entered into a series of swaps in connection with the Amvest acquisition. These swaps were accounted for as mark-to-market activities until August 2007, when the swaps were designated as cash flow hedges. In August 2007, the Company entered into a combination of swaps and swaptions in connection with the acquisition of the Newfield assets. These derivative positions are accounted for as mark-to-market activities. In November 2007, the Company entered into basis swaps in connection with Cherokee Basin production. The majority of these swaps were designated as basis cash flow hedges in December 2007. For the year ended December 31, 2007, the Company recognized a net unrealized loss of approximately $6.9 million in connection with these positions. At December 31, 2007, the fair value of the puts, swaptions, and Newfield swaps was a net asset of approximately $2.2 million.

Credit Support Fee Agreements

In connection with each of our acquisitions in the Cherokee Basin, Constellation entered into credit support agreements with us to provide guarantees to two banks that required credit support for certain financial derivatives. These guarantees were obtained because we did not own the assets at the time the derivatives were entered into and we could not use our existing reserve-based credit facility to provide collateral for the derivative transactions.

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

As of December 31, 2007, Constellation charged us $0.6 million for the credit support.

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

4. DEBT

Reserve-Based Credit Facility

On October 31, 2006, CEP entered into a $200.0 million secured revolving credit facility with a syndicate of commercial and investment banks, including The Royal Bank of Scotland plc, as administrative agent. The credit facility will mature on October 31, 2010. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $75.0 million, which was subsequently increased to $180.0 million. The borrowing base will be re-determined semi-annually, and may be re-determined at our request more frequently, by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the natural gas and oil prices at such time. Any increase in the borrowing base will have to be approved by all of the lenders in the syndicate and any decrease in the borrowing base will have to be approved by lenders holding 66 2/3% of the commitments.

CEP’s obligations under the credit facility are secured by mortgages on our natural gas properties, as well as a pledge of all ownership interests in our subsidiaries. Under the terms of the facility, CEP is required to maintain the mortgages on properties representing at least 65% on its proved producing and proved non-producing reserves however this percentage was increased to 85% effective with the first increase in borrowing base. Additionally, the obligations under the credit facility are guaranteed by all of CEP’s operating subsidiaries and any future material subsidiaries.

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

The credit facility contains covenants that, among other things, require CEP to maintain, as of the last day of each fiscal quarter, a ratio of Adjusted EBITDA (as defined in the credit agreement) to cash interest expense, each measured for the preceding quarter, of not less than 4.5 to 1.0; a ratio of total indebtedness to Adjusted EBITDA of not more than 3.5 to 1.0; and a ratio of current assets to current liabilities of not less than 1.0 to 1.0. In addition, a default by CEP could result in an acceleration of any indebtedness in excess of $1.0 million and would constitute an event of default under the credit agreement that would prohibit CEP from making distributions. Debt issue costs were approximately $1.9 million and will be amortized over the life of the facility.

As of December 31, 2007 and 2006, CEP had $153.0 million and $22.0 million, respectively, in outstanding debt under the reserve-based credit facility. As of December 31, 2007, the Company had $27.0 million in borrowing capacity under the reserve-based credit facility.

5. NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	December 31, 2007	December 31, 2006
	(In 000’s)
Natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$635,224	$181,747
Unproved property	39,018	88

Total property costs	674,242	181,835
Materials and supplies	2,880	1,264
Land	902	160

Total	678,024	183,259
Less: Accumulated depreciation, depletion and amortization	(34,371)	(11,620)

Natural gas properties and equipment, net	$643,653	$171,639

In February 2007, CEP sold a surplus compressor for $0.2 million and recorded a $0.1 million loss on the sale.

6. BENEFIT PLANS

Eligible employees of CEP participate in employment savings plans. Contributions by CEP were $50,000 for the year ended December 31, 2007. Prior to our IPO in November 2006, Constellation Energy Group contributed approximately $24,000 and $1,000 for the year ended December 31, 2006 and the period from February 7, 2005 (inception) to December 31, 2005, respectively.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Everlast employees who had been employed at least twelve months were eligible to participate in the Everlast Energy LLC qualified defined contribution plan. Contributions under the plan were determined annually by the Board of Directors of Everlast and amounted to $37,000 for the period January 1, 2005 through June 12, 2005.

7. RELATED PARTY TRANSACTIONS

Management Services Agreement

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

These costs totaled approximately $1.4 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively. CEP had a related party payable to CEPM of $0.4 million and to CCG of $2.4 million as of December 31, 2007 and to CCG of $2.8 million as of December 31, 2006, respectively. This related party payable balance is included in current liabilities in the accompanying balance sheets.

Credit Support Fee Agreements

As described further in Note 3, CEG and CEP entered into credit support fee agreements under which CEG guarantees credit support for certain financial derivatives with two financial institutions. CEG charged CEP $0.6 million for the credit support, which is being amortized over the life of the credit support fee agreements.

Natural Gas Purchases

Beginning in September 2007, CCG began purchasing natural gas from CEP in the Cherokee Basin. The marketing arrangement, administered by Newfield under a transition services agreement for October 2007 through December 2007 production, was reviewed by the Conflicts Committee of CEP’s Board of Managers. The committee found that the arrangement was fair to and in the best interests of CEP.

Management Incentive Interests

CEPM holds the management incentive interests in the Company. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in the Company’s limited liability company agreement) has been achieved and certain other tests have been met. For the year ended December 31, 2007, none of these applicable tests have

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been met, and, as a result, CEPM was not entitled to receive any management incentive interest distributions. For the third quarter 2007, the Company increased its distribution rate to $0.5625 per unit. This increase in the distribution rate will commence a management incentive interest vesting period under the Company’s operating agreement. An initial cash reserve of $0.1 million has been established to fund future distributions on the management incentive interests. See Note 17 for a further discussion on Management Incentive Interests.

Equity Contribution

During the year ended December 31, 2006, CCG paid $0.6 million of additional expenses on CEP’s behalf in exchange for additional equity in CEP. These expenses included legal fees, fees for consultants hired by CEP and various other expenses.

Cash Pool Arrangement

In February 2006, CEP entered into a cash pool arrangement with CCG. This cash pool arrangement was administered and managed by CEP. CCG could borrow from the pool at market interest rates. If CEP required cash and CCG had an outstanding balance, CCG was required to immediately remit payment to CEP for the required cash amount. Upon the completion of its initial public offering, CEP ceased its participation in the cash pool arrangement and CCG retained the $12.4 million receivable balance. This was treated as a reduction of members’ equity for accounting purposes.

Prior to the initial public offering, due to the affiliate relationship described above, the financial position, results of operations and cash flows of CEP may differ from those that would have been achieved had CEP operated autonomously or as an entity independent of the ultimate parent and its subsidiaries.

Sale of Floyd Shale Rights

On October 30, 2006, CEP received $475,000 from an affiliate of Constellation Energy Group for the sale of the Floyd Shale Rights. These rights are an undivided mineral interest in our properties in the Black Warrior Basin for depths generally below 100 feet below the base of the lowest producing coal seam.

8. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, CEP is subject to possible loss contingencies arising from federal, state and local environmental, health, and safety laws and regulations and third-party litigation. As of December 31, 2007 and 2006, other than the matter discussed below, there are no matters which, in the opinion of management, will have a material adverse effect on the financial position, results of operations or cash flows of CEP.

The Black Warrior Basin is subject to a NPI held by Torch Energy Royalty Trust (the “Trust”) (See Note 10). The royalty payment to the Trust is calculated using a sharing arrangement with a pricing formula that has been below market and has had the effect of keeping our payments to the Trust lower than if such payments had been calculated based on prevailing market prices. CEP is uncertain of the financial impact of the NPI over the life of the Black Warrior Basin as it has volumetric and price risk variables. However, in order to address a portion of the risk of the potential adverse impact on CEP’s operating results from a termination of the sharing arrangement, Constellation Holdings, Inc. (“CHI”) contributed $8.0 million to CEP in exchange for all of CEP’s Class D interests at the closing of its initial public offering to be used to protect the distributions to the common unit holders in the event the sharing arrangement is terminated. This contribution will be returned to CHI in 24 special quarterly distributions as long as the sharing agreement remains in effect for the distribution

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Distributions of $0.3 million were paid to the holder of the Company’s Class D interests on May 15, 2007, August 14, 2007 and November 14, 2007, respectively. See Note 17 for a further discussion on the Torch NPI.

For our 2008 drilling program, CEP has committed to purchase approximately $1.0 million in pipe from a vendor.

Other

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

9. ASSET RETIREMENT OBLIGATION

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

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions result in adjustments to the recorded fair value of the existing ARO, a corresponding adjustment is made to the ARC capitalized as part of the gas property balance.

The following table is a reconciliation of the ARO:

	December 31, 2007	December 31, 2006
	(In 000’s)
Asset retirement obligation, beginning balance	$2,730	$2,524
Liabilities incurred from acquisition of the properties (Note 2)	3,056	—
Liabilities incurred	65	65
Accretion expense	312	141

Asset retirement obligation, ending balance	$6,163	$2,730

At December 31, 2007 and 2006, there were no assets legally restricted for purposes of settling existing ARO’s. Additional retirement obligations increase the liability associated with new natural gas wells and other facilities as these obligations are incurred.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. NET PROFITS INTEREST

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

The Net Proceeds equal the lesser of (i) 95% of the net proceeds from 393 producing wells in the Robinson’s Bend Field and (ii) the net proceeds from the sale of 912.5 MMcf of natural gas for the quarter. Net proceeds equal gross proceeds, currently calculated by reference to the gas purchase contract (for a description of the gas purchase contract, please read Item 1. “Business—Natural Gas Data—Torch Royalty NPI—The Gas Purchase Contract in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007), less specified costs attributable to the Robinson’s Bend Assets. The specified costs deducted for purposes of calculating net proceeds for purposes of clause (i) of the first sentence of this paragraph (the NPI Net Proceeds Calculation) include: (a) delay rentals, shut-in royalties and similar payments, (b) property, production, severance and similar taxes and related audit charges, (c) specified refunds, interest or penalties paid to purchasers of hydrocarbons or governmental agencies, (d) certain liabilities for environmental damage, personal injury and property damage, (e) certain litigation costs, (f) costs of environmental compliance, (g) specified operating costs incurred to produce hydrocarbons, (h) specified development costs (including costs to increase recoverable reserves or the timing of recovery of such reserves), (i) costs of specified lease renewals and extensions and unitization costs and (j) the unrecovered portion, if any, of the foregoing costs for preceding time periods plus interest on such unrecovered portion at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. The specified costs deducted for purposes of calculating net proceeds for purposes of clause (ii) of the first sentence of this paragraph include: (a) property, production, severance and similar taxes, (b) specified refunds, interest or penalties paid to purchasers of hydrocarbons or governmental agencies and (c) the unrecovered portion, if any, of the foregoing costs for preceding time periods plus interest on such unrecovered portion at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. Net proceeds are calculated quarterly and any negative balance (expenses in excess of revenues) within the “net proceeds” calculation accumulates and is charged interest as described above.

The cumulative “Net NPI Proceeds” balance must be greater than $0 before any payments are made to the Trust. The cumulative Net Proceeds Deficits were $0.6 million, $0.3 million, $0.1 million and $1.4 million for the years ended December 31, 2007 and 2006, periods ended December 31, 2005 and June 12, 2005. As a result, no payments were made to the Trust with respect to the NPI for any periods presented. No payments were made with respect to production for the year ended December 31, 2007.

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

For additional information, please refer to Notes 15 and 17.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. ENVIRONMENTAL LIABILITY

CEP is subject to costs resulting from an increasing number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. As of December 31, 2007 accrued environmental obligations were $0.5 million, which were classified as current on CEP’s balance sheet. As of December 31, 2006 accrued environmental obligations were $0.7 million, which were classified as current on CEP’s balance sheet.

12. UNIT-BASED COMPENSATION

The Company granted 5,343 restricted common unit awards on September 14, 2007, to the independent, non-employee members of the Board of Managers. These units had a total fair market value of $225,000 at the grant date. This amount will be recognized over the vesting period. These service-based restricted common units will vest in full on March 1, 2008. The grant of restricted common units forfeits on a pro rata basis if service as a manager terminates prior to the vesting date of March 1, 2008. The Company recognized $145,000 of expense for the year ended December 31, 2007.

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

On August 14, 2007, the Company paid a distribution for the second quarter of 2007 to the unitholders of record at August 7, 2007. The distribution was paid to holders of common units and Class A units at a rate of $0.4625 per unit. The distribution was not paid to holders of Class F units or to the holders of common units issued in connection with the Amvest acquisition. See Note 2 for a discussion of the Amvest acquisition.

A distribution of $0.3 million was paid to the holder of the Company’s Class D interests on August 14, 2007.

On October 24, 2007, the Company declared a distribution for the third quarter of 2007 to the unitholders of record at November 7, 2007. The distribution was paid to holders of common units and Class A units at a rate of $0.5625 per unit on November 14, 2007. The increase in the distribution rate commenced a management incentive interest vesting period under the Company’s operating agreement. An initial cash reserve of $0.1 million was established to fund future distributions on the management incentive interests.

A distribution of $0.3 million was paid to the holder of the Company’s Class D interests on November 14, 2007.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. MEMBERS’ EQUITY

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

The aggregate initial public offering price for the units registered and sold in our initial public offering was approximately $108.7 million. Net proceeds (after underwriting discounts and offering expenses of approximately $10.7 million) were approximately $98.0 million. Using the net proceeds and cash on hand, a distribution of $122.8 million was made to Constellation Energy Partners Holdings, LLC (“CEPH”) as a reimbursement for capital expenditures incurred by CCG prior to this offering. At December 31, 2007, affiliates of CCG own 5,918,894 units, or approximately 27% of the outstanding limited liability company interests in of CEP.

In 2007, we issued 11,030,828 units for proceeds of $369.5 million, net of issuance costs of $5.5 million. In April 2007, we sold 90,376 Class E units representing limited liability company interests and 2,207,684 common units representing Class B limited liability company interests in a private placement for an aggregate purchase price of approximately $60 million. On June 26, 2007, a special meeting of CEP’s common unitholders was held. At this meeting, the common unitholders approved the conversion of all outstanding Class E units into common units. As a result of the approval, all 90,376 of the Company’s outstanding Class E units have been canceled and the same number of common units have been issued to the former holders of the Class E units. To facilitate the conversion, the common unitholders approved both a change in the terms of the Company’s Class E units to provide that each Class E unit is convertible into the Company’s common units, and the issuance of additional common units upon the conversion of the Class E units.

In July 2007, we sold 3,371,219 Class F units representing limited liability company interests and 2,664,998 common units representing Class B limited liability company interests in a private placement which generated proceeds of approximately $210 million. On October 12, 2007, a special meeting of CEP’s common unitholders was held. At this meeting, the common unitholders approved the conversion of all outstanding Class F units into common units. As a result of the approval, all 3,371,219 of the Company’s outstanding Class F units have been canceled and the same number of common units has been issued to the former holders of the Class F units. To facilitate the conversion, the common unitholders approved both a change in the terms of the Company’s Class F units to provide that each Class F unit is convertible into the Company’s common units, and the issuance of additional common units upon the conversion of the Class F units.

In September 2007, we sold 2,470,592 common units representing Class B limited liability company interests in a private placement which generated proceeds of approximately $105 million.

At December 31, 2007, we had 447,022 Class A units and 21,904,106 Class B units outstanding. In addition, we had 5,343 restricted unvested common units granted and outstanding.

15.	SUPPLEMENTAL INFORMATION ON GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Costs

The following table sets forth capitalized costs at:

	December 31, 2007	December 31, 2006
	(In 000’s)
Capitalized costs at the end of the period:(a)
Natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$635,224	$181,747
Unproved property	39,018	88

Total property costs	674,242	181,835
Materials and supplies	2,880	1,264
Land	902	160

Total	678,024	183,259
Less: Accumulated depreciation, depletion and amortization	(34,371)	(11,620)

Net capitalized cost	$643,653	$171,639

(a)	Capitalized costs include the cost of equipment and facilities for our natural gas producing activities. Proved property costs include capitalized costs for leaseholds holding proved reserves; development wells and related equipment and facilities (including uncompleted development well costs); and support equipment. Unproved property costs include capitalized costs for natural gas leaseholds where proved reserves do not exist.

The following table sets forth costs incurred for gas producing activities for the years ended December 31, 2007 and 2006, the period from February 7, 2005 (inception) to December 31, 2005, and for the period from January 1, 2005 to June 12, 2005:

	Successor			Predecessor
	CEP			Everlast
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period February 7, 2005 (inception) to December 31, 2005	For the period January 1, 2005 to June 12, 2005
	(In 000’s)			(In 000’s)
Costs incurred for the period:
Acquisition of properties
Proved	$436,847	$—	$158,707	$201
Unproved	42,544	85	188	—
Exploration costs	—	—	—	—
Development costs	23,645	13,400	7,851	3,998

Total costs incurred	$503,036	$13,485	$166,746	$4,199

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations

The revenues and expenses associated directly with gas producing activities are reflected in the Consolidated Statements of Operations. Substantially all of CEP’s and Everlast’s operations are gas producing activities, and those gas activities are located in the United States.

Net Proved Gas Reserves

The following table sets forth information with respect to changes in CEP’s and Everlast’s proved (i.e., proved developed and undeveloped) reserves. This information excludes reserves related to royalty and net profit interests.

	Successor			Predecessor
	CEP			Everlast
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period February 7, 2005 (inception) to December 31, 2005	For the period January 1, 2005 to June 12, 2005
	(In MMcfe)			(In MMcfe)
Beginning Balance	120,336	112,025	—	162,215
Extensions and discoveries	12,300	—	—	—
Purchases of reserves in place	158,012	—	160,245	—
Sales of reserves in place	—	—	—	—
Revisions of previous estimates	22,532	12,952	(45,695)	—
Production	(10,393)	(4,641)	(2,525)	(1,970)

Ending Balance	302,787	120,336	112,025	160,245

Total developed reserves	186,693	97,387	89,272

Reserves and Related Estimates

CEP’s estimate of proved reserves is based on the quantities of natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.

CEP’s 2007, 2006 and 2005 proved reserve estimates were 302.8 Bcfe, 120.3 Bcf and 112.0 Bcf. For these years, NSAI, an independent petroleum engineering firm, prepared an estimate of CEP’s proved reserves. NSAI also prepared an updated report at our request to provide a sensitivity of the estimates of the NSAI year-end 2005 reserves based on our reduced drilling program, our revised refracture program and the elimination of estimated reserves attributable to the NPI. NSAI’s estimates of our 2007, 2006 and 2005 proved reserves were materially consistent with our internal estimate report.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CEP’s 2007 estimates of proved reserves increased primarily due to our acquisitions in the Cherokee Basin and our development drilling programs. Our reserve revisions are primarily a result of a higher year-end natural gas price. However, no reserves were attributed to the Torch NPI. CEP’s 2006 estimates of proved reserves increased primarily due to our successful development drilling program and a lower year-end natural gas price which results in zero reserves being attributed to the Torch NPI. CEP’s 2005 estimates of proved reserves were lower than our predecessor’s estimates of proved reserves primarily because of the following factors:

•

A Reduction of 24.5 Bcf Based on Interpretation of Well Performance: The information on which CEP based this adjustment included its interpretation of well performance data that was available at December 31, 2005 for new wells drilled and completed in the Black Warrior Basin in 2004 and 2005. There was no drilling in the field between 1994 and late 2003. While the performance data at year-end 2005 was from a limited number of new wells drilled in the field in 2004 and 2005, CEP believes it provided relevant information for the purposes of estimating reserves and CEP interpreted the data and reflected the results of that analysis in its reserve estimates and assumptions. The majority of the 24.5 Bcf reduction in the reserve estimate at December 31, 2005 associated with CEP’s interpretation of the recent well performance data was in the proved developed non-producing (“PDNP”) category and the proved undeveloped (“PUD”) categories of reserves.

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

Due to this inconsistency in the preparation of reserve reports for the periods presented, CEP adopted the roll-back approach of reserves at December 31, 2005 to year-end 2004 in preparing the financial statements for

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year-end 2004. In preparing the roll-back to year-end 2004, CEP did not adjust the estimated proved reserve volumes to reflect its reserve assumptions based upon its interpretation of recent well performance in the Black Warrior Basin because these assumptions were based on recent information that was not available to Everlast when it was preparing the 2004 financials statements. In addition, CEP did not adjust the volumes to reflect its current drilling program of 20 gross wells per year for the next six years because this drilling program was not the drilling program adopted by Everlast in 2004. The previous reserve estimate was 173.4 Bcf at December 31, 2004.

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

The following table summarizes the standardized measure of estimated discounted future cash flows from the natural gas properties:

	Successor
	CEP
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period February 7, 2005 (inception) to December 31, 2005
	(In 000’s)
Future cash inflows	$1,965,708	$677,866	$1,125,857
Future production costs	(749,166)	(257,502)	(234,512)
Future estimated development costs	(207,286)	(64,673)	(60,283)

Future net cash flows	1,009,256	355,691	831,062
10% annual discount for estimated timing of cash flows	(528,825)	(235,504)	(535,627)

Standardized measure of discounted estimated future net cash flows related to proved gas reserves	$480,431	$120,187	$295,435

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the principal sources of change in the standardized measure of estimated discounted future net cash flows:

	Successor
	CEP
	For the year Ended December 31, 2007	For the year Ended December 31, 2006	For the period February 7, 2005 (inception) to December 31, 2005
	(In 000’s)
Beginning of the period	$120,187	$295,435	$—
Sales and transfers of natural gas, net of production costs	(41,257)	(40,064)	—
Net changes in prices and production costs related to future production	91,935	(193,499)	—
Development costs incurred during the period	26,115	12,292	—
Changes in extensions and discoveries	14,447	—	—
Revisions of previous quantity estimates	20,848	18,435	(54,899)
Purchase of reserves in place	228,279	—	350,047
Accretion discount	19,877	29,624	—
Other	—	(2,036)	287

Standardized measure of discounted future net cash flows related to proved gas reserves	$480,431	$120,187	$295,435

16. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	2007 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In 000’s)
Total revenue	$8,525	$12,571	$26,171	$28,602
Operating expenses	4,144	7,495	14,434	20,090
General and administrative expenses	1,619	1,771	2,667	3,052
Net income	$2,254	$2,193	$6,883	$2,911
Net income per unit	$0.20	$0.17	$0.37	$0.13

	2006 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In 000’s)
Total revenue	$9,747	$7,858	$8,549	$10,763
Operating expenses	4,269	4,017	4,468	3,848
General and administrative expenses	1,095	1,636	714	1,128
Net (loss) income	$4,432	$2,353	$3,531	$5,673
Net income per unit(a)

(a)	CEP completed its initial public offering during the fourth quarter of 2006. There were no outstanding units prior to this offering; therefore, net income (loss) per unit information is not meaningful to present.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SUBSEQUENT EVENTS

Distribution

On January 24, 2008, the Company declared a distribution for the fourth quarter of 2007 to the unitholders of record at February 7, 2008. The distribution was paid to holders of common units and Class A units at a rate of $0.5625 per unit on February 14, 2008.

A distribution of $0.3 million was also paid to the holder of the Company’s Class D interests on February 14, 2008.

As of February 14, 2008, a cash reserve of $0.2 million has been established to fund future distributions on the management incentive interests.

Torch NPI

On January 29, 2008, the Trust was terminated by an affirmative vote of the holders of 67.6% of the outstanding Trust units to liquidate the Trust. The gas purchase contract with TEMI, including the portion assigned to us, was terminated in January 2008 upon the termination of the Trust. Notwithstanding the termination of the gas purchase contract, the NPI will continue to burden the Trust Wells, and the Company believes that it should continue to be calculated as if the gas purchase contract were still in effect, regardless of what proceeds may actually be received by us as the seller of the gas. The Trust has in recent months indicated that the documents creating the NPI are not clear as to this point. As a result, on January 25, 2008, Torch Royalty Company (“Torch Royalty”), Torch E&P Company (“Torch E&P”) and the Company (collectively, the “Claimants”) sent notice of a demand for arbitration before Judicial Arbitration and Mediation Services (“JAMS”) to Wilmington Trust Company, as Trustee (“Trustee”) for Torch Energy Royalty Trust (the “Trust”), and Capital One, NA, as successor to Hibernia National Bank, as trustee for Torch Energy Louisiana Royalty pursuant to the operative dispute resolution provisions of the agreement governing the Trust and the Conveyances (as defined below). The Claimants are working interest owners in certain oil and gas fields located in Texas, Louisiana and Alabama. These working interests are each subject to net profit interests (“NPIs”) contained in three net overriding royalty conveyances (the “Conveyances”). The Company owns working interests in oil and gas properties located in the Robinson’s Bend Field in Alabama, which are subject to the NPI. In the arbitration demand, the Working Interest Owners are seeking a declaratory judgment that the NPI payments due under the Conveyances will continue to be calculated using a sharing arrangement with a pricing formula contained in the Oil and Gas Purchase Contract (the “Gas Purchase Contract”), dated as of October 1, 1993, by and between Torch Energy Marketing, Inc., Torch Royalty and Velasco Gas Company Ltd. after the Trust and the Gas Purchase Contract are terminated. In its response to the Claimants’ arbitration demand, the Trustee has taken the position that the sharing arrangement under the gas purchase contract terminated upon the termination of that contract. The outcome of arbitration is highly uncertain and unpredictable and there can be no assurance that the arbitrators will accept CEP’s factual assertions, factual defenses or legal positions or of its factual or expert witnesses in the arbitration or other proceedings. If it is finally determined that the NPI is to be calculated based on the actual proceeds received for sale of the gas or otherwise without regard to the sharing arrangement, the Company’s obligations to the Trust for the NPI could be significantly higher, which would adversely affect the Company’s revenues, and results of operations and its ability to pay cash distributions.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

AND EVERLAST ENERGY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Suspension of Class D Interest Special Quarterly Distributions

Pursuant to Section 6.3(b) of the Company’s Second Amended and Restated Operating Agreement, as amended, the Company will, in connection with the initiation of the arbitration proceedings mentioned above and the issues that are the subject of the arbitration demand, suspend all quarterly cash contributions with respect to the Class D interests beginning with the special quarterly cash distributions for the three months ending March 31, 2008 and extending until such arbitration proceedings are finally resolved. This suspension did not affect the special quarterly cash distribution paid to Constellation Holdings, Inc., as holder of the Class D interests, on February 14, 2008 for the three months ended December 31, 2007.

CoLa Acquisition Announcement

On February 19, 2008, CEP Mid-Continent LLC, a wholly-owned subsidiary of CEP, entered into a definitive purchase agreement (the “Purchase Agreement”) with CoLa Resources LLC (“CoLa”) to acquire all of CoLa’s interests in 83 non-operated producing wells located in the Woodford Shale in the Arkoma Basin, Oklahoma with an average net revenue interest per well of 9.16% for an aggregate purchase price of approximately $53.4 million, subject to purchase price adjustments (the “Acquisition”). CoLa is an affiliate of Constellation, the Company’s sponsor. Before the Purchase Agreement was entered into, the Acquisition was reviewed by the Conflicts Committee of the Company’s Board of Managers. Under the Purchase Agreement, the Company will have the right to assert, and CoLa will have the right to attempt to cure, certain title defects post-closing. CoLa’s post-closing payment obligations with respect to title defects and indemnities will be secured, in part, by a guaranty from CCG to be delivered at closing. The maximum amount of the CCG guaranty is limited to (i) 20% of the purchase price, with respect to indemnity obligations, and (ii) with respect to title defect obligations, the amount of certain potential title defects, such amount to be calculated as provided in the Purchase Agreement. The amount of CCG’s guaranty with respect to title defect obligations will decrease after closing as title curative is received or CoLa receives proceeds of production from wellbores as to which payments of production proceeds had not commenced as of the closing date and which are attributable to periods prior to the effective time of the Purchase Agreement.

The Company’s obligation to close the Acquisition is conditioned upon the receipt of financing under its existing reserve-based credit facility. The Company has entered into several derivative transactions to hedge future production from the wells. These hedges are guaranteed by Constellation until the closing of the Acquisition and the assets purchased secure its reserve-based credit facility. There can be no assurance that all of the conditions to closing the Acquisition will be satisfied. The Company expects the Acquisition to close in March 2008, subject to customary closing conditions.

Unit-Based Compensation

The Company granted 11,004 restricted common unit awards on March 1, 2008, to the independent, non-employee members of the Board of Managers. These units had a total fair market value of $225,000 at the grant date. These service-based restricted units will vest in full on March 1, 2009. The 5,343 restricted common unit awards granted on September 14, 2007, to the independent, non-employee members of the Board of Managers vested in full on March 1, 2008.

SCHEDULE II

CONSTELLATION ENERGY PARTNERS LLC

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

(In 000’s)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
2007
Environmental reserves	$721	$(175)	—	—	$546
2006
Environmental reserves	$721	—	—	—	$721
2005
Environmental reserves	$0	—	—	$721	$721

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Constellation Energy Partners LLC, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: March 3, 2008	By	/S/ FELIX J. DAWSON
Felix J. Dawson Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Partners LLC, the Registrant, and in the capacities and on the dates indicated.

	Signature	Title	Date

Principal executive officer and manager:

By	/S/ FELIX J. DAWSON Felix J. Dawson	Chairman of the Board, Chief Executive Officer and President	March 3, 2008

Principal financial and accounting officer:

BY	/S/ ANGELA A. MINAS Angela A. Minas	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 3, 2008

Managers:

	/S/ RICHARD H. BACHMANN Richard H. Bachmann	Manager	March 3, 2008

	/S/ JOHN R. COLLINS John R. Collins	Manager	March 3, 2008

	/S/ RICHARD S. LANGDON Richard S. Langdon	Manager	March 3, 2008

	/S/ JOHN N. SEITZ John N. Seitz	Manager	March 3, 2008

EXHIBIT INDEX

Exhibit Number	Description

2.1

—Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC and Constellation Energy Partners, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

2.2

—Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC, Kansas Production EQR, LLC and Kansas Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

2.3

—Agreement of Merger dated as of July 12, 2007, among AMVEST Osage, Inc., AMVEST Oil & Gas, Inc. and CEP Mid-Continent LLC, f/k/a CEP Cherokee Basin LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

2.4

—Purchase and Sale Agreement dated as of August 2, 2007, between Newfield Exploration Mid-Continent Inc. and Constellation Energy Partners LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

2.5

—Nominee Agreement, dated as of September 21, 2007, by and between Newfield Exploration Mid-Continent Inc. and CEP Mid-Continent LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

3.1

—Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007)

3.2

—Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

3.3

—Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007)

3.4

—Amendment No. 2 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated July 25, 2007. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

3.5

—Amendment No. 3 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated September 21, 2007 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

4.1

—Registration Rights Agreement, dated as of April 23, 2007, by and between Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

4.2

—Registration Rights Agreement, dated July 25, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

Exhibit Number	Description

4.3

—Registration Rights Agreement, dated September 21, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007)

10.1

—Credit Agreement dated as of October 31, 2006 by and among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, RBS Securities Corporation, as lead arranger and sole bookrunner, BNP Paribas and Wachovia Bank N.A., as co-syndication agents and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-134995) filed by Constellation Energy Partners LLC on November 2, 2006 (“Amendment No. 4”))

10.2

—Management Services Agreement dated as of November 20, 2006 by and between Constellation Energy Partners LLC and Constellation Energy Partners Management, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

10.3

—Omnibus Agreement dated as of November 20, 2006 by and among Constellation Energy Partners LLC, Constellation Energy Commodities Group, Inc., Robinson’s Bend Production II, LLC, Robinson’s Bend Operating II, LLC and Robinson’s Bend Marketing II, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

10.4

—Net Overriding Royalty Conveyance dated as of November 22, 1993 but effective as of October 1, 1993, pursuant to Part I thereof, from Velasco Gas Company, Ltd. to Torch Energy Advisors Incorporated, and pursuant to Part II thereof, from Torch Energy Advisors Incorporated to the Torch Energy Royalty Trust (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134995) filed by Constellation Energy Partners LLC on September 29, 2006 (“Amendment No. 2”))

10.5

—Oil and Gas Purchase Agreement dated as of October 1, 1993 by and among Torch Energy Marketing, Inc., Torch Royalty Company and Velasco Gas Company Ltd. (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2)

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

10.12

—Constellation Energy Partners LLC Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 20, 2006)

10.13

—Class E Unit and Common Unit Purchase Agreement, dated as of March 8, 2007, by and among Constellation Energy Partners LLC and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007).

10.14

—First Amendment to Credit Agreement, dated as of April 4, 2007, by and among Constellation Energy Partners LLC and the Lenders signatory thereto (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on May 10, 2007).

10.15

—Class F Unit and Common Unit Purchase Agreement, dated July 12, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

10.16

—Common Unit Purchase Agreement, dated August 2, 2007, by and between Constellation Energy Partners LLC and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

*10.17	—Water Gathering and Disposal Agreement by and among Torch Energy Associates Ltd., a Texas limited partnership, and Velasco Gas Company Ltd., a Texas limited partnership, dated August 9, 1990.

*10.18

—First Amendment to Water Gathering and Disposal Agreement by and among Torch Energy Associates Ltd., a Texas limited partnership, and Velasco Gas Company Ltd., a Texas limited partnership, dated October 1, 1993.

*10.19

—Second Amendment to Water Gathering and Disposal Agreement, by and among Robinson’s Bend Operating Company, LLC, a Delaware company, successor in interest to Torch Energy Associates Ltd., a Texas limited partnership, and Everlast Energy LLC, a Delaware company, successor in interest to Velasco Gas Company Ltd., a Texas limited partnership, dated November 30, 2004.

*12.1	—Computation of Ratio of Earnings to Fixed Charges

*21.1	—List of subsidiaries of Constellation Energy Partners LLC

*23.1	—Consent of PricewaterhouseCoopers LLP

*23.2	—Consent of Netherland, Sewell & Associates, Inc.

*31.1	—Certification of Chairman of the Board, Chief Executive Officer and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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