Form 10-Q
period 2008-09-30
Constellation Energy Partners LLC
filed 2008-11-07
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on November 1, 2008: 21,938,342 units

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In 000’s except unit data)
Revenues
Oil and gas sales	$37,674	$23,536	$109,056	$50,033
Gain (loss) from mark-to-market activities (see Note 5)	21,976	2,635	3,987	(2,766)

Total revenues	59,650	26,171	113,043	47,267
Expenses:
Operating expenses:
Lease operating expenses	9,428	5,077	27,701	9,822
Cost of sales	2,633	656	6,020	656
Production taxes	2,241	992	6,791	2,136
General and administrative	3,800	2,667	10,922	6,057
Loss (gain) on sale of asset	(85)	(8)	(296)	86
Depreciation, depletion, and amortization	11,318	7,619	32,340	13,162
Accretion expense	105	98	307	211

Total operating expenses	29,440	17,101	83,785	32,130
Other expenses (income)
Interest expense	3,280	2,384	8,942	4,209
Interest income	(62)	(168)	(346)	(303)
Other expense (income)	53	(29)	49	(99)

Total other expenses	3,271	2,187	8,645	3,807

Total expenses	32,711	19,288	92,430	35,937

Net income	$26,939	$6,883	$20,613	$11,330
Other comprehensive income (loss)	145,935	3,233	2,872	(372)

Comprehensive income	$172,874	$10,116	$23,485	$10,958

Earnings per unit
Earnings per unit—Basic	$1.21	$0.37	$0.92	$0.79
Units outstanding—Basic	22,351,667	18,398,146	22,350,239	14,289,600
Earnings per unit—Diluted	$1.21	$0.37	$0.92	$0.79
Units outstanding—Diluted	22,351,667	18,400,709	22,370,700	14,292,163
Distributions declared and paid per unit	$0.5625	$0.4625	$1.6875	$1.1361

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In 000’s)
ASSETS
Current assets
Cash and cash equivalents	$17,554	$18,689
Accounts receivable	13,318	18,519
Prepaid expenses	870	554
Risk management assets (see Note 5)	16,413	7,734
Other	1	377

Total current assets	48,156	45,873
Natural gas properties (see Note 7)
Natural gas properties, equipment and facilities	756,346	675,144
Material and supplies	3,486	2,880
Less accumulated depreciation, depletion and amortization	(65,863)	(34,371)

Net natural gas properties	693,969	643,653
Other assets
Debt issue costs (net of accumulated amortization of $1,222 at September 30, 2008 and $443 at December 31, 2007)	2,173	1,449
Risk management assets (see Note 5)	5,289	2,185
Other non-current assets	12,479	13,495

Total assets	$762,066	$706,655

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$3,443	$1,933
Payable to affiliate	915	2,813
Accrued liabilities	12,004	12,315
Environmental liabilities	270	546
Risk management liabilities (see Note 5)	1,726	—
Royalty payable	5,823	2,944

Total current liabilities	24,181	20,551
Other liabilities
Asset retirement obligation	6,635	6,163
Risk management liabilities (see Note 5)	13,154	10,539
Debt	216,000	153,000

Total other liabilities	235,789	169,702

Total liabilities	259,970	190,253

Commitments and contingencies (see Note 9)

Class D Interests	6,667	7,000

Members’ equity
Class A units, 447,721 and 447,022 shares authorized, issued and outstanding, respectively	9,766	10,104
Class B units, 22,348,763 and 22,348,763 shares authorized, respectively, and 21,938,342 and 21,904,106 shares issued and outstanding, respectively	478,567	495,074
Accumulated other comprehensive income	7,096	4,224

Total members’ equity	495,429	509,402

Total liabilities and members’ equity	$762,066	$706,655

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In 000’s)
Cash flows from operating activities:
Net income (loss)	$20,613	$11,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	32,340	13,162
Amortization of debt issuance costs	779	291
Accretion of plugging and abandonment liability	307	211
Equity earnings (losses) in affiliate	49	(99)
(Gain) loss from disposition of property and equipment	(296)	86
Hedge ineffectiveness	(990)	1,463
(Gain) Loss from mark-to-market activities	(3,987)	2,766
Long-term incentive plan	273	22
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	409	(3,103)
(Increase) decrease in accounts receivable	5,175	(4,391)
(Increase) decrease in prepaid expenses	22	114
(Increase) decrease in other assets	256	(818)
Increase (decrease) in accounts payable	1,509	2,717
Increase (decrease) in payable to affiliate	(1,898)	1,377
Increase (decrease) in accrued liabilities	(1,441)	7,848
Increase (decrease) in royalty payable	2,879	284

Net cash provided by operating activities	55,999	33,260

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(48,764)	(482,458)
Development of natural gas properties	(32,330)	(17,679)
Proceeds from sale of equipment	594	188
Distributions from equity affiliate	273	200

Net cash used in investing activities	(80,227)	(499,749)

Cash flows from financing activities:
Members’ distributions	(38,064)	(15,698)
Proceeds from issuance of debt	226,000	131,000
Repayment of debt	(163,000)	(6,000)
Costs for shelf registration statement	(340)	—
Proceeds from equity issuance	—	369,835
Debt issue costs	(1,503)	(614)

Net cash provided by financing activities	23,093	478,523

Net increase (decrease) in cash	(1,135)	12,034
Cash and cash equivalents, beginning of period	18,689	7,485

Cash and cash equivalents, end of period	$17,554	$19,519

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$843	$1,474
Cash received during the period for interest	$368	253
Cash paid during the period for interest	$(8,054)	$(2,590)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount	Units	Amount
	( In 000’s, except unit amounts)
Balance, January 1, 2008	447,022	$10,104	21,904,106	$495,074	$4,224	$509,402
Distributions	—	(756)	—	(36,975)	—	(37,731)
Change in fair value of commodity hedges	—	—	—	—	13,368	13,368
Cash settlement of commodity hedges	—	—	—	—	(9,895)	(9,895)
Change in fair value of interest rate hedges	—	—	—	—	(601)	(601)
Long-term incentive program	699	5	34,236	268	—	273
Net income	—	413	—	20,200	—	20,613

Balance, September 30, 2008	447,721	$9,766	21,938,342	$478,567	$7,096	$495,429

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of, and for the period ended September 30, 2008, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2008 financial statement presentation.

CBM Equity IV Holdings, LLC was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware and had no principal operations prior to the acquisition of our properties in the Black Warrior Basin from Everlast Energy LLC (“Everlast”) on June 13, 2005. On May 10, 2006, CBM Equity IV Holdings, LLC changed its name to Constellation Energy Resources LLC. On July 18, 2006, Constellation Energy Resources LLC changed its name to Constellation Energy Partners LLC (“CEP” or the “Company”). CEP completed its initial public offering on November 20, 2006, and is traded on the NYSE Arca under the symbol “CEP”. CEP is partially-owned by Constellation Energy Commodities Group, Inc. (“CCG”), which is owned by Constellation Energy Group, Inc. (NYSE: CEG) (“Constellation” or “CEG”). As of September 30, 2008, affiliates of Constellation own all of the Company’s Class A units, approximately 27% of the Company’s common units, and all of the Company’s Class D interests.

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

Earnings per Unit

Basic earnings per unit (“EPS”) are computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. At September 30, 2008, we had 447,721 Class A units and 21,938,342 Class B units outstanding. Of the Class B units, 34,236 units represent restricted unvested common units granted and outstanding.

The following table presents earnings per unit amounts:

	Income	Weighted Average Units	Per Unit Amount
	(In 000’s except unit and per unit data)
For the three months ended September 30, 2008
Basic EPS:
Income allocable to unitholders	$26,939	22,351,667	$1.21
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income allocable to unitholders	$26,939	22,351,667	$1.21

	Income	Weighted Average Units	Per Unit Amount
	(In 000’s except unit and per unit data)
For the nine months ended September 30, 2008
Basic EPS:
Income allocable to unitholders	$20,613	22,350,239	$0.92
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	20,461	—

Diluted EPS:
Income allocable to unitholders	$20,613	22,370,700	$0.92

3. NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. CEP does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

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

4. ACQUISITIONS

CoLa Acquisition

On March 31, 2008, the Company acquired 83 non-operated producing natural gas wells in the Woodford Shale in the Arkoma Basin in Oklahoma from CoLa Resources LLC (“CoLa”) for $50.9 million, including purchase price adjustments (“CoLa Acquisition”). CoLa is an affiliate of CEG, the Company’s sponsor. The transaction was reviewed and approved by the Company’s conflicts committee. In its review, the Company’s conflicts committee considered various economic factors (including historical and estimated future production, estimated proved reserves, future pricing estimates and operating cost estimates) regarding the transaction, and determined that the acquisition was fair and in the best interests of the Company. The 83 wells, located in Coal and Hughes Counties, Oklahoma, have an average gross working interest per well of 11.4% and an average net revenue interest per well of 9.2%. The acquired natural gas reserves associated with the wells are 100% proved developed producing. Our results of operations include the results of the CoLa wells after the date of acquisition.

To fund the purchase of CoLa, the Company borrowed $53.0 million under its reserve-based credit facilities (see Note 6).

Upon the announcement of the acquisition, the Company entered into derivative transactions to hedge a portion of the future expected production associated with these wells. See Note 5 for a discussion of mark-to-market activities.

The total consideration paid was $50.8 million which consisted of $50.9 million in cash and transaction costs and assumed liabilities of approximately $0.1 million, primarily associated with asset retirement obligations on the properties. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

Acquired March 31, 2008	(in millions)
Natural gas properties, equipment and facilities	$50.9

Total assets acquired	50.9
Asset retirement obligations	(0.1)

Net assets acquired	$50.8

The preliminary purchase price allocation is based on evaluations of proved oil and natural gas reserves, discounted cash flows, quoted market prices, and other estimates by management. The purchase price allocation related to the CoLa acquisition is preliminary and subject to change, pending final valuation of the assets and liabilities acquired and any post-closing or title adjustments.

A post-closing adjustment occurred on July 29, 2008, to settle certain items including the revenue distributions and certain expenses associated with the oil and gas properties on or after the effective date of January 1, 2008. The Company received approximately $1.7 million, which reduced the value of the acquired natural gas properties, equipment and facilities. In addition, under the purchase agreement, the Company will have the right to assert, and CoLa will have the right to attempt to cure, any title defects to the acquired wells until July 31, 2009. See Note 16 for additional information. CoLa’s post-closing payment obligations with respect to title defects and indemnities under the purchase agreement is secured, in part, by a guaranty from CCG delivered at closing. The maximum amount of the CCG guaranty is limited to (i) 20% of the purchase price, with respect to indemnity obligations, and (ii) with respect to title defect obligations, the amount of such title defects, such amount to be calculated as provided in the purchase agreement. The amount of CCG’s guaranty with respect to title defect obligations will decrease as title curative is received or CoLa receives proceeds of production from wellbores as to which payments of production proceeds had not commenced as of the closing date and which are attributable to periods prior to the effective time of the purchase agreement. Under certain circumstances, identified title defects may result in a purchase price adjustment.

Pro Forma Results

The unaudited pro forma results presented below for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 have been prepared to give effect to the CoLa Acquisition described above, our 2007 acquisitions of oil and natural gas properties and other interests from EnergyQuest Resources LP (“EnergyQuest Acquisition”), and Newfield Exploration Mid-Continent Inc. (“Newfield Acquisition”) and our 2007 acquisition of Amvest Osage, Inc. (“Amvest Acquisition”) on our results of operations as if these acquisitions had been consummated at the beginning of the periods presented. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In 000’s, except per share data)
Pro forma financial results:
Revenue	$59,650	$34,863	$116,376	$92,982
Income (loss) from operations	30,210	10,438	30,021	22,959
Net income (loss)	26,939	6,859	19,760	12,539
Basic earnings (loss) per share	$1.21	$0.31	$0.88	$0.56
Diluted earnings (loss) per share	$1.21	$0.31	$0.88	$0.56

5. DERIVATIVE AND FINANCIAL INSTRUMENTS

Hedging Activities

The Company has hedged a portion of its expected natural gas sales from currently producing wells through December 2013. The value of the cash flow hedges for natural gas included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets was an unrecognized gain of approximately $10.4 million and an unrecognized gain of $6.9 million at September 30, 2008 and December 31, 2007, respectively. The Company expects that $14.1 million of the unrecognized gain will be reclassified from Accumulated other comprehensive income (loss) to the income statement in the next twelve months. There was approximately $0.9 million of income as a result of hedge ineffectiveness for the nine months ended September 30, 2008, and a loss of approximately $1.4 million for the nine months ended September 30, 2007.

At September 30, 2008 and December 31, 2007, the Company had debt outstanding of $216.0 million and $153.0 million, respectively, under its reserve-based credit facilities. The Company has entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $109.5 million of the outstanding debt through October 2010. The interest rate swaps have termination dates between February 20, 2010 and October 19, 2010. The swaps have been designated as cash flow hedges of the risk associated with changes in the designated benchmark interest rate (in this case, LIBOR) related to forecasted payments associated with interest on the reserve-based credit facilities. The Company assesses and records ineffectiveness for the interest rate swaps in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. There was no hedge ineffectiveness identified related to the interest rate swaps. The value of the Company’s cash flow hedges for interest rates included in Accumulated other comprehensive income (loss) was an unrecognized loss of approximately $3.3 million at September 30, 2008 and an unrecognized loss of $2.7 million at December 31, 2007. See Note 16 for additional information.

Mark-to-Market Activities

The Company has certain swaps, basis swaps, options, and a swaption that are accounted for as mark-to-market activities.

For the nine months ended September 30, 2008 and 2007, the Company recognized a mark-to-market gain of approximately $4.0 million and a loss of approximately $2.8 million, respectively, in connection with these positions. At September 30, 2008 and December 31, 2007, the fair value of the derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $6.8 million and a net asset of approximately $2.2 million, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008.

At September 30, 2008	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value
	(In thousands)
Risk management assets	—	$15,375	$6,327	—	$21,702
Risk management liabilities	—	$(7,416)	$(7,464)	—	$(14,880)

Total	—	$7,959	$(1,137)	—	$6,822

*	All of our derivative instruments are secured by our reserve-based credit facilities.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, including swaps, options, swaption, and basis swaps. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

The valuation of our derivatives is performed by Constellation under a management services agreement (see Note 8). In order to determine the fair value amounts presented above, Constellation utilizes various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and parental guarantees), but also the impact of our nonperformance risk on our liabilities. We use our reserve-based credit facilities, or guarantees from Constellation, to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, nor make any adjustments for non-performance credit risk on our liabilities with counterparties. We utilize risk adjusted credit default probabilities from Standard & Poor’s to assess the impact of non-performance credit risk when evaluating our assets from counterparties. At September 30, 2008, the impact of non-performance credit risk on the valuation of our assets from counterparties was not material.

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

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2008 (In thousands)	Nine Months Ended September 30, 2008 (In thousands)
Balance at beginning of period	$(38,426)	$(3,591)
Realized and unrealized gains:
Included in earnings	11,001	2,056
Included in other comprehensive income	27,909	3,297
Purchases, sales, issuances, and settlements	(1,621)	(2,899)
Transfers into and out of Level 3	0	0

Balance as of September 30, 2008	$(1,137)	$(1,137)

Change in unrealized gains relating to derivatives still held as of September 30, 2008	$37,221	$2,367

Credit Support Fee Agreements

In February 2008, in connection with the CoLa Acquisition, we entered into a credit support fee agreement with Constellation under which Constellation guaranteed credit support up to $8.5 million for certain financial derivatives that we entered into with BNP and SocGen. These guarantees were obtained because we did not own the assets at the time the derivatives were entered into and we could not use our existing reserve-based credit facility to provide collateral for the derivative transactions. These guarantees have been released. Through September 30, 2008, Constellation charged us $0.2 million for this credit support.

Fair Value of Non-Risk Management Assets and Liabilities

At September 30, 2008, the carrying values of cash and cash equivalents, accounts receivable, other current assets, and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature. The Company believes the carrying value of long-term debt approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms.

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

The current lenders and their percentage commitments in each of the Company’s two credit facilities are: The Royal Bank of Scotland (23.32%), BNP Paribas (22.55%), Wachovia Bank, N.A. (14.55%), Bank of Nova Scotia (17.00%), Calyon New York Branch (15.05%), and Societe Generale (7.53%).

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

On March 28, 2008, the Company borrowed $131.0 million under the term loan portion of the Credit Facility. A portion of the proceeds of the borrowings (less associated transaction costs) were used to finance the aggregate consideration for the acquisition of CoLa, and a portion of the proceeds of the borrowings (less associated transaction costs) were used to repay existing indebtedness. Through the third quarter 2008, the Company borrowed a net $4.0 million, increasing the total borrowings under the credit facility to $135.0 million.

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

The Amended and Restated Credit Facility also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, guaranties not being valid under the Amended and Restated Credit Facility and a change of control. If an event of default occurs under the Amended and Restated Credit Facility, the lenders will be able to accelerate the maturity of the Amended and Restated Credit Facility and exercise other rights and remedies.

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

CEP’s obligations under these two credit facilities are secured by mortgages on our natural gas properties, as well as a pledge of all ownership interests in our subsidiaries. Total debt issue costs incurred through September 30, 2008, were approximately $3.4 million. These costs are being amortized over the life of the credit facilities. As of September 30, 2008 and December 31, 2007, the Company had $216.0 million and $153.0 million, respectively, in outstanding debt under its reserve-based credit facilities. As of September 30, 2008, the Company had $49.0 million in available borrowing capacity under the reserve-based credit facilities.

7. NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	September 30, 2008	December 31, 2007
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$716,413	$635,224
Unproved property	39,021	39,018

Total property costs	$755,434	674,242
Materials and supplies	3,486	2,880
Land	912	902

	September 30, 2008	December 31, 2007
	(In 000’s)
Total	759,832	678,024
Less: Accumulated depreciation, depletion and amortization	(65,863)	(34,371)

Oil and natural gas properties and equipment, net	$693,969	$643,653

In the third quarter of 2008, CEP sold an international pulling unit and a trencher for approximately $0.1 million and recorded a gain of $0.02 million on the sale.

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

8. RELATED PARTY TRANSACTIONS

Management Services Agreement

In November 2006, CEP entered into a management services agreement with Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of Constellation, to provide certain management, technical and administrative services. These services include legal, accounting and finance, engineering and technical, risk management, information technology and tax services, as well as acquisition services related to opportunities to acquire oil and natural gas reserves and related midstream assets. CEPM and its affiliates do not have any obligation to provide acquisition services or other services under the management services agreement, provided that CEPM may receive added compensation for providing CEP with services as a result of the management incentive interests it holds in CEP. Each quarter, CEPM charges CEP an amount for services provided to CEP. This amount is agreed to annually and includes a portion of the compensation paid by CEPM and its affiliates to personnel who spend time on CEP’s business and affairs. The allocation of compensation expense for the chief executive officer, chief financial officer and chief accounting officer is fixed by agreement between the parties for 2008. The allocation of compensation expense for other personnel of CEPM and its affiliates is determined based on the percentage of time spent by such personnel on CEP’s business and affairs. The conflicts committee of the Company’s board of managers reviews at least annually the services to be provided by CEPM and the costs to be charged to CEP under the management services agreement and reviews the cost allocation quarterly. The conflicts committee also determines if the amounts to be paid by the Company for the services to be performed are fair to and in the best interests of the Company. During the year, the cost allocation may be adjusted upwards to reflect additional services provided by CEPM and its affiliates or downwards to reflect the transition of services to CEP employees. These costs totaled approximately $1.9 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. The costs charged to CEP under the management services agreement may be greater or less than the actual costs CEP would incur if the services were performed by an unaffiliated third party.

CEP had a payable to CEPM of $0.7 million and $0.4 million and to CCG of $0.2 million and $2.4 million as of September 30, 2008 and December 31, 2007, respectively. This payable balance is included in current liabilities in the accompanying balance sheets. In July 2008, CEPM agreed to waive payment in cash of its third quarter 2008 fees to be billed to the Company in an amount equal to one-half of the Company’s incurred fees and expenses in connection with the Torch arbitration, up to a maximum of $0.6 million. Constellation has also agreed to waive payment in cash of its third quarter 2008 fees of $0.25 million in costs associated with the retention of a strategic advisor. CEP expects to record the waiving of these fees as an equity contribution in the fourth quarter of 2008.

Credit Support Fee Agreement

As described further in Note 5, CEG and CEP entered into a credit support fee agreement under which CEG guaranteed credit support for certain financial derivatives with two financial institutions. This credit support fee agreement has expired. Through September 30, 2008, CEG charged CEP $0.2 million for the credit support, which was amortized over the life of the credit support fee agreement.

Natural Gas Purchases

Beginning in September 2007, CCG began purchasing natural gas from CEP in the Cherokee Basin. The arrangement was reviewed by the conflicts committee of CEP’s board of managers. The committee found that the arrangement was fair to and in the best interests of CEP. Through July 31, 2009, CEP has a guarantee from Constellation for payment of up to $8 million for sales made to CCG. In addition, in September 2008, CCG provided CEP a letter of credit to secure the payment for natural gas sales for $3.5 million through Wachovia Bank. This letter of credit expires on December 15, 2008. For the nine months ended September 30, 2008, CCG has paid CEP $18.8 million for natural gas purchases. See Note 16 for additional information.

Management Incentive Interests

CEPM holds the management incentive interests in the Company. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in the Company’s limited liability company agreement) has been achieved and certain other tests have been met. For the nine months ended September 30, 2008, none of these applicable tests have been met, and, as a result, CEPM was not entitled to receive any management incentive interest distributions. For the third quarter 2007, the Company increased its distribution rate to $0.5625 per unit. This increase in the distribution rate commenced a management incentive interest vesting period under the Company’s operating agreement. A cash reserve of $0.5 million has been established to fund future distributions on the management incentive interests. After the November 14, 2008 distribution, the reserve will be increased from $0.5 million to $0.7 million.

CoLa Acquisition

As further described in Note 4, on March 31, 2008, the Company acquired 83 non-operated producing oil and natural gas wells in the Woodford Shale in the Arkoma Basin in Oklahoma from CoLa for approximately $50.9 million, including purchase price adjustments through September 30, 2008. CoLa is an affiliate of CEG, the Company’s sponsor. The transaction was reviewed and approved by the Company’s conflicts committee. In its review, the Company’s conflicts committee considered various economic factors (including historical and estimated future production, estimated proved reserves, future pricing estimates and operating cost estimates) regarding the transaction, and determined that the transaction was fair to and in the best interests of the Company.

Constellation Merger Announcement

In September 2008, Constellation announced that it had entered into a definitive merger agreement with MidAmerican Energy Holdings Company (“MidAmerican”) in which MidAmerican will purchase all of the outstanding shares of Constellation and that the transaction is expected to close within nine months. As of September 30, 2008, affiliates of Constellation own all of the Company’s Class A units, approximately 27% of the Company’s common units, and all of the Company’s Class D interests.

9. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, the Company is subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation. As of September 30, 2008 and December 31, 2007, other than the matters discussed below, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP.

The Robinson’s Bend Field is subject to a net profits interest (“NPI”) held by Torch Energy Royalty Trust (the “Trust”) (See Note 11). The royalty payment to the Trust is calculated using a sharing arrangement with a pricing formula that has had the effect of keeping our payments to the Trust lower than if such payments had been calculated based on prevailing market prices. CEP is uncertain of the financial impact of the NPI over the life of the Robinson’s Bend Field as it has volumetric and price risk variables. However, in order to address a portion of the risk of the potential adverse impact on CEP’s operating results from a termination of the sharing arrangement, Constellation Holdings, Inc. (“CHI”) contributed $8.0 million to CEP in exchange for all of CEP’s Class D interests at the closing of its initial public offering to be used to protect the distributions to the common unit holders in the event the sharing arrangement is terminated. This contribution will be returned to CHI in 24 special quarterly distributions as long as the sharing agreement remains in effect for the distribution period. Distributions of $0.3 million each were paid to the holder of the Company’s Class D interests on February 14, 2008, November 14, 2007, August 14, 2007, and May 15, 2007. As a result of the initiation of the arbitration proceeding discussed in Note 11 and Note 16, the Class D interest special quarterly distributions were suspended beginning with the special quarterly cash distributions for the three months ending March 31, 2008, and extending until the final resolution of the arbitration proceeding. See Note 16 for additional information.

For CEP’s 2009 drilling programs, CEP has committed to purchase approximately $2.2 million in pipe, tubing, and casing. As of September 30, 2008, CEP had not purchased any materials related to this commitment.

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

The following table is a reconciliation of the ARO:

	September 30, 2008	December 31, 2007
	(In 000’s)
Asset retirement obligation, beginning balance	$6,163	$2,730
Liabilities assumed through acquisition of the properties (Note 4)	56	3,056
Liabilities incurred	109	65
Accretion expense	307	312

Asset retirement obligation, ending balance	$6,635	$6,163

At September 30, 2008 and December 31, 2007, there were no assets legally restricted for purposes of settling existing ARO’s. Additional retirement obligations increase the liability associated with new natural gas wells and other facilities as these obligations are incurred.

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

The cumulative “Net NPI Proceeds” balance must be greater than $0 before any payments are made to the Trust. The cumulative Net Proceeds was a deficit for the three months ended September 30, 2008 and 2007. As a result, no payments were made to the Trust with respect to the NPI for the nine months ended September 30, 2008 and 2007.

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

With the Gas Purchase Contract terminated, we are no longer obligated to sell gas produced from our interest in the Black Warrior Basin pursuant to the Gas Purchase Contract. A dispute arose in January 2008 over whether the termination of the Gas Purchase Contract also terminated the sharing arrangement for purposes of calculating ongoing payments owed to the holder of the NPI. On January 25, 2008, Torch Royalty Company, Torch E&P Company and the Company (collectively, the “Claimants”) sent notice of a demand for arbitration before Judicial Arbitration and Mediation Services to Wilmington Trust Company, as Trustee (“Trustee”) for the Trust, and to Capital One, NA, as successor to Hibernia National Bank, as trustee for Torch Energy Louisiana Royalty Trust, pursuant to the operative dispute resolution provisions of the agreement governing the Trust, the NPI and the Other NPIs (defined below). The Claimants are working interest owners in certain oil and gas fields located in Texas, Louisiana and Alabama. The working interests owned by the other Claimants are similarly subject to net profit interests (the “Other NPIs”) that are also based on the Gas Purchase Contract. In April 2008, Trust Venture Company, LLC (“Trust Venture”) was permitted to intervene in the arbitration proceeding under an agreement whereby Trust Venture and its affiliates agreed to be bound by the final award in that proceeding. According to Trust Venture’s filings with the Securities and Exchange Commission, Trust Venture owns or controls approximately 76% of the outstanding Trust units.

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

A hearing for the arbitration proceeding was held before a panel of three arbitrators in Houston, Texas during June 2008. On July 18, 2008, the arbitration panel issued its final award (the “Final Award”) in which the panel found and concluded, among other things, that:

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

The arbitrators also denied each party’s request for fees and costs and ordered each party to bear its own fees and costs related to the arbitration. Under the Federal Arbitration Act, which we believe governs post-hearing procedure in this proceeding, the arbitration panel’s Final Award may only be modified or vacated based upon certain limited grounds specified in such Act, such as “fraud,” “evident partiality,” “misconduct,” “evident miscalculation” or “evident material mistake”. Under such Act, any effort to modify or vacate the Final Award must be filed no later than October 18, 2008. See Note 16 for additional information.

12. ENVIRONMENTAL LIABILITY

The Company is subject to costs resulting from an increasing number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. As of September 30, 2008 and December 31, 2007, accrued environmental obligations were $0.3 million and $0.5 million, respectively. These obligations were classified as current liabilities on CEP’s Consolidated Balance Sheet.

13. DISTRIBUTIONS TO UNITHOLDERS

Distributions through September 30, 2008

On August 14, 2008, the Company paid a distribution for the second quarter 2008 to the unitholders of record at August 7, 2008. The distribution was paid to holders of common units and Class A units at a rate of $0.5625 per unit.

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

Distributions through September 30, 2007

On August 14, 2007, the Company paid a distribution for the second quarter 2007 to the unitholders of record at August 7, 2007. The distribution was paid to holders of common units and Class A units at a rate of $0.4625 per unit. The distribution was not paid to holders of Class F units or to the holders of common units issued in connection with the Amvest acquisition. See Note for a discussion of the Amvest acquisition. A distribution of $0.3 million was paid to the holder of the Company’s Class D interests on August 14, 2007.

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

14. UNIT-BASED COMPENSATION

The Company recognized approximately $0.3 million of expense related to its long-term incentive plan’s unit-based compensation in the nine months ended September 30, 2008.

2008 Grants

The Company granted 23,232 restricted common unit awards on August 1, 2008, to certain field employees of the Company in Alabama and Oklahoma. These units had a total fair market value of approximately $425,000 based on the average of the high and low trading price of the Company’s units on NYSE Arca on the grant date. These service-based restricted units will vest on a three year ratable schedule beginning on August 1, 2009.

The Company granted 11,004 restricted common unit awards on March 1, 2008, to the independent, non-employee members of the Board of Managers. These units had a total fair market value of approximately $225,000 at the grant date. These service-based restricted units will vest in full on March 1, 2009.

2007 Grants

The Company granted 5,343 restricted common unit awards on September 14, 2007, to the independent, non-employee members of the Board of Managers. These units had a total fair market value of $225,000 at the grant date. This amount was recognized over the vesting period. These restricted common units vested in full on March 1, 2008.

15. MEMBERS’ EQUITY

At September 30, 2008, the Company had 447,721 Class A units and 21,938,342 Class B units outstanding, which included 34,236 restricted unvested common units.

At September 30, 2008, the Company had granted 39,579 units of the 450,000 units available under its long-term incentive plan. Of these grants, 5,343 have vested and 34,236 are unvested.

16. SUBSEQUENT EVENTS

Distribution

On October 24, 2008, the Company declared a distribution for the third quarter of 2008 at a rate of $0.5625 per common unit and Class A unit to the unitholders of record at November 7, 2008. The distribution will be paid on November 14, 2008.

Interest Rate Swaps

In October 2008, the Company entered into three hedging arrangements to reduce the impact of volatility stemming from changes in the LIBOR interest rate on interest payments for its debt. Interest rate swaps were done that fix the LIBOR rate at 2.74%, 2.66%, and 2.91% on $28.5 million, $11.0 million, and $19.0 million, respectively, of the Company’s outstanding debt through August 21, 2010, September 21, 2010, and October 22, 2010, respectively.

Basis Swaps

In October 2008, the Company entered into additional basis swaps to hedge the basis differentials with natural gas production in the Cherokee Basin. The positions are outlined on page 33 and will be accounted for as mark-to-market activities.

Torch NPI

As discussed in Note 9 and Note 11, the Company was involved in an arbitration proceeding regarding the calculation of payments due to Torch Energy Royalty Trust (the “Trust”), the holder of a non-operating net profits interest (the “NPI”) that burdens the majority of the Company’s properties located in the Robinson’s Bend Field in Alabama’s Black Warrior Basin. In January 2008, the Trust voted to terminate the Trust and authorized the trustee to wind up, liquidate and distribute the assets held by the Trust under the terms of the trust agreement. In connection with the termination of the Trust, a gas purchase contract that had been executed in connection with the formation of the Trust was also terminated. The payments due under the NPI had been calculated using a sharing arrangement contained in the gas purchase contract. The arbitration proceedings were initiated by the Company, along with other claimants who own working interests that are similarly subject to net profit interests (the “Other NPIs”) that are also based on the gas purchase contract, seeking a declaratory judgment that the NPI payments would continue to be calculated using the sharing arrangement under the gas purchase contract even though the Trust and the gas purchase contract had been terminated. On July 18, 2008, the arbitration panel issued its Final Award in which the panel found and concluded, among other things, that:

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

On October 24, 2008, the Company issued a press release announcing that a lawsuit was filed in Texas state court seeking to vacate the Final Award. The lawsuit was filed by the trustee of the Trust (the “Trustee”) and the largest holder of trust units, Trust Venture Company, LLC (“Trust Venture”). In the complaint, the Trustee and Trust Venture assert that the arbitration panel exceeded its authority and manifestly disregarded the law in issuing its Final Award. The complaint asserts many of the same arguments that the Trustee and Trust Venture asserted during the arbitration proceedings that were rejected by the arbitration panel. The Company believes that these claims are without merit and intends to vigorously defend itself in the lawsuit.

Class D Interests

In connection with the new litigation related to the Torch NPI discussed above, the Company has suspended all quarterly cash contributions with respect to the Company's Class D interests, beginning with the special quarterly cash distributions for the three months ended September 30, 2008 and including the previously announced one-time special cash distribution in the amount of $666,666.66 which represents the distributions that were suspended for the quarterly periods ended March 31 and June 30, 2008. The suspension of these quarterly cash distributions will extend until this litigation is finally resolved. The remaining undistributed amount of the Class D interests is $6.7 million.

Debt

In October 2008, the Company repaid $4.0 million in debt. As of November 1, 2008, the Company had $212.0 million in debt outstanding under its reserve-based credit facilities.

CoLa Acquisition

On October 31, 2008, a post-closing adjustment occurred in connection with the CoLa acquisition to settle certain items including the revenue distributions and certain expenses associated with the acquired natural gas properties on or after the effective date of January 1, 2008. The Company received approximately $0.3 million, which will reduce the value of the acquired natural gas properties, equipment and facilities. Additional adjustments for title, revenue distributions and certain expenses will occur through July 31, 2009.

Natural Gas Purchases by CCG

In September 2008, CCG provided CEP a letter of credit to secure the payment for natural gas sales for $3.5 million through Wachovia Bank. This letter of credit, which was set to expire on December 15, 2008, was extended in November 2008 to secure the payment for natural gas sales for $4.4 million until January 15, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in the Company’s most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed by Constellation Energy Group, Inc. (“Constellation”) on February 7, 2005 to acquire oil and natural gas properties (“E&P properties”) as well as related midstream assets. At September 30, 2008, our oil and natural gas reserves were located in the Black Warrior Basin of Alabama, in the Cherokee Basin of Kansas and Oklahoma, and in the Woodford Shale in Oklahoma. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase the amount of our future quarterly distributions. Our strategies for achieving this objective are to:

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

We completed our initial public offering on November 20, 2006, and our common units, representing Class B limited liability company interests, are listed on the NYSE Arca, Inc. under the symbol “CEP.”

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

The following table presents a reconciliation of net income, our most directly comparable GAAP performance measure, to Adjusted EBITDA for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	( In 000’s)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$26,939	$6,883	$20,613	$11,330
Adjusted by:
Interest expense (income), net	3,218	2,216	8,596	3,906
Depreciation, depletion and amortization	11,318	7,619	32,340	13,162
Accretion of asset retirement obligation	105	98	307	211
(Gain) loss on sale of assets	(85)	(8)	(296)	86
(Gain) loss on mark-to-market activities	(21,976)	(2,635)	(3,987)	2,766
Long-term incentive plan	118	22	273	22
Unrealized loss (gain) on natural gas derivatives	(831)	1,637	(990)	1,463

Adjusted EBITDA	$18,806	$15,832	$56,856	$32,946

Significant Operational Factors

•

Realized Prices. Our average realized price for the nine months ended September 30, 2008, including hedges, was $8.73 per Mcfe. This realized price includes the impact of $4.0 million of gains on mark-to-market derivatives. Excluding the impact of the mark-to-market gains, the average realized price for the nine months ended September 30, 2008 was $8.43 per Mcfe. Further deducting the cost of sales associated with third party gathering, average realized prices were $7.96 per Mcfe including hedges and $8.79 per Mcfe excluding hedges.

•	Production. Our production for the first nine months of 2008 was approximately 12.9 Bcfe, or an average of 47,234 Mcfe per day.

•

Capital Expenditures and Drilling Results. For the nine months ended September 30, 2008, we incurred approximately $32.3 million in capital expenditures for development activities and $48.8 million for acquisition activities. Our development activities have been focused on completing the wells associated with our planned 2008 maintenance capital budget of $29.0 million. This maintenance capital spending is intended to maintain our production rates, reserves, and asset base. To date in 2008, our drilling program has successfully replaced production at a rate sufficient to offset the natural decline rate from our existing properties.

We accelerated our 2008 drilling program in the Black Warrior Basin and have drilled and completed all 15 planned net wells with a 100% drilling success rate. The initial production rates from these wells are in line with expectations and continue to improve. We have also drilled 75 net wells and performed 32 net recompletions in the Cherokee Basin. We have steadily improved the cycle time for drilling and completing our wells in the Cherokee Basin. From the first half of 2008, we have now reduced the cycle time for our wells to flow to sales from approximately 90 days to approximately 55 days. As of November 1, 2008, we have also completed drilling an additional 30 net wells and 3 net recompletions in the Cherokee Basin and anticipate 15 to 20 of these wells and recompletions flowing to sales before December 31, 2008. Based on our expected fourth quarter drilling and completion schedule, we do not expect to realize significant increased production rates from these wells until 2009.

In the Cherokee Basin, we have expanded our drilling program to include 3 drilling rigs, 5 completion and well service rigs, and 5 dedicated construction and pipeline crews. We have continued to focus on horizontal drilling opportunities. In other coalbed methane basins, horizontal drilling technology has been successfully used to increase production and to increase economic returns. As the costs for horizontal drilling have declined and techniques have improved, we believe this type of drilling technology may be suitable in the Cherokee Basin. We expect that the costs for the horizontal wells will be marginally higher than our traditional vertical wells with higher production rates and reserves recoveries. Through September 30, 2008, we have drilled and completed 10 horizontal wells in Osage County, Oklahoma. Average initial production flow rates of for these recently drilled horizontal wells have met or exceeded the flow rates of our recently drilled traditional vertical wells. We expect to complete a total of 13 to 18 horizontal wells during 2008, with 7 to 12 of these wells flowing to sales by December 31, 2008.

•

Operating Expenses. Operating expenses increased from 2007, reflecting the additional properties acquired in the EnergyQuest, Amvest, Newfield, and CoLa Acquisitions. Additionally, we experienced increased costs in the Cherokee Basin in connection with weather-related maintenance and repairs following a severe winter ice storm, a fire at our Dewey, Oklahoma field office, and additional costs of integrating and reorganizing our field offices surrounding Tulsa, Oklahoma. Our new office in Tulsa opened in May 2008 and is now the center of our operations in the Cherokee Basin. We have focused on cost control and have made progress on lowering our per unit expenses. For the nine month period ended September 30, 2008, we have lowered our lease operating expenses to $2.14 per Mcfe from $2.24 per Mcfe at March 31, 2008.

In April 2008, the conflicts committee of our board of managers agreed to the charges to be paid to CEPM for the remainder of 2008 under the management services agreement. The payments to CEPM are due quarterly and may not exceed $3.4 million for all of 2008. In the first nine months of 2008, the actual fees invoiced by CEPM were $1.9 million. The charges to be invoiced during the remainder of 2008 are expected to be approximately $0.8 million, but may be adjusted to reflect additional services provided by CEPM and its affiliates or the transition of services to CEP employees.

•

Insured Loss. In January 2008, we experienced a fire at our field office in Dewey, Oklahoma. Both the facility and certain inventory and equipment were damaged. Substantially all of the damage to the building and equipment is expected to be covered by insurance, less a $5,000 deductible. However, certain expenses as a result of the business interruption resulting from the fire are not covered by insurance. These costs, such as temporary office space and other incremental expenses incurred as a result of the fire at the field office, will be expensed as they are incurred. As of September 30, 2008, we recorded a gain of $0.2 million as the insurance proceeds of $0.4 million exceeded the net book value of the building.

•

CoLa Acquisition. On March 31, 2008, we acquired the interests in 83 non-operated producing wells located in the Woodford Shale in Coal and Hughes counties in Oklahoma for an aggregate purchase price of approximately $50.9 million, including purchase price adjustments through September 30, 2008. The acquisition included an estimated 12.7 Bcfe of proved developed producing reserves with an estimated daily net production of 3.1 MMcfe at September 30, 2008. As of September 30, 2008, the wells have an average gross working interest of 11.4% and a net revenue interest per well of 9.2%. Approximately 90% of the wells are operated by affiliates of Devon Energy Company and Newfield Exploration Company, with the remaining wells operated by three additional companies. At the time of the acquisition, the average annual decline rate for the reserves associated with these wells was estimated at 7 to 8 percent over 10 years. Our average daily production rate of 3.7 Mcfe per day for the six months since the acquisition is running 11 percent below the average daily production rate for 2008 of 4.1 Mcfe per day that was anticipated at the time of the acquisition. Initial decline rates during this period have been in excess of 30 percent annually, which has contributed to the difference in production rates.

•

Hedging Activities. We have implemented a hedging program that uses derivatives to reduce the impact of commodity price volatility on our anticipated cash flows. Our current intention is to hedge up to 80% of our forecasted production for up to a five year period. Our management, however, may modify the hedging percentages and strategies as it deems appropriate for market conditions, the cost associated with the derivatives and other business strategies. In April 2008, we added additional derivative positions for our expected future natural gas production. All of our current outstanding derivative positions are outlined starting on page 32.

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

We experience earnings volatility as a result of using the mark-to-market accounting method for certain of our commodity derivatives used to hedge our exposure to changes in natural gas prices. We use derivatives to lock in the future sales price for a portion of our expected natural gas production. Increases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market losses on those derivatives and lower reported net income. Decreases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market gains on those derivatives and higher reported net income. Although these gains and losses are required to be reported immediately in earnings as market prices change, the fair value of the related future physical natural gas sale is not marked-to-market and therefore is not reflected as Oil and Gas Sales or as an Accounts Receivable in our financial statements. This mismatch impacts our reported Result of Operations and our reported working capital position until the commodity derivatives are cash settled and the natural gas is produced and sold. Upon cash settlement of the derivatives, the sale of the physical commodity at then-current market prices offsets the previously reported mark-to-market gains or losses such that the cumulative net cash realized results in a net sale of the physical natural gas production at the fixed future sales price for our hedge. A further detail of our commodity derivative positions and their accounting treatment are outlined starting on page 32.

•

Debt. We entered into a new reserve-based credit facility and amended our existing credit facility during the first quarter 2008. The combined borrowing base under these two facilities is $265.0 million. The two agreements contain similar commercial terms with the same lenders participating in the same applicable percentages. A cross-default feature provides that an event of default under one agreement constitutes an event of default under the other. Each credit agreement is secured by distinct mortgages of properties as well as guarantees by certain of our operating subsidiaries. The credit facilities will mature in October 2010. As of November 1, 2008, we had $212.0 million in outstanding debt under our reserve-based credit facilities.

•

Market Events Impacting our Sponsor. In September 2008, Constellation announced that it had entered into a definitive merger agreement with MidAmerican Energy Holdings Company (“MidAmerican”) in which MidAmerican will purchase all of the outstanding shares of Constellation and that the parties are working to close the merger in the second quarter of 2009. At that time, Constellation publicly announced that it planned to proceed with its previously announced sale of its upstream gas assets. Constellation also acknowledged that it had not yet made any statements regarding its plans for its interests in us. However, Constellation indicated that it and its subsidiaries have reaffirmed their commitment to providing us services under the Management Services Agreement. Constellation owns all of our outstanding Class A units, approximately 5.9 million Class B Common Units, all of our Class D interests, and all of the Management Incentive Interests.

•

Unit Price Performance. Since December 31, 2007, our unit price has decreased to $11.48 (as of September 30, 2008) from $32.30 – a decrease of 64.5%. During the same period, the Alerian MLP Index decreased to $226.32 from $301.13 – a decrease of 24.9%. For the Alerian MLP Index, the third quarter 2008 performance was the worst since its inception in 1996. Our unit price also substantially decreased during the third quarter 2008 – a decrease of 44.6%. Our unit price performance has been driven primarily by market events including but not limited to: continued turmoil in the global financial markets and the continued tightening in global credit markets; bankruptcy filings and other credit market events that specifically impacted a number of peers in the E&P MLP sector; a dramatic decrease in the market prices of oil and natural gas; announcements of capital spending reductions and other business issues at domestic E&P companies; and an unfavorable market view of MLPs – specifically E&P MLPs. Our unit price performance was also impacted by company-specific events including but not limited to: the termination of the Torch Trust and the related arbitration proceeding and lawsuit; leadership and management changes in the positions of the Chairman of the Board of Managers, Chief Executive Officer, and Chief Financial Officer; integration issues, delays in our drilling program, and other weather-related challenges in our Cherokee Basin operations which negatively impacted our expected full year performance and resulted in downgrades of our units from market analysts; market concerns about our current distribution yield and the sustainability of our distribution rate; and Constellation announcements regarding registration of its common units for sale, the proposed sale of its upstream gas assets, its merger with MidAmerican Energy Holdings Company, and other questions concerning its commitment to sponsor us.

•

Strategic Advisor. In September 2008, we retained a financial advisor to assist in a review of strategic alternatives to enhance unitholder value. Tudor, Pickering, Holt & Co. Securities, Inc. has been engaged to provide independent advice to our management team and Board of Managers. At this time, our Board of Managers has not determined to pursue any particular alternative. We do not intend to disclose developments with respect to this review unless and until the Board of Managers has approved a course of action.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the Three Months Ended				For the Nine Months Ended
	(Dollars in 000’s)
	September 30, 2008	September 30, 2007	Variance		September 30, 2008	September 30, 2007	Variance
			$	%			$	%
Revenues:
Oil and gas sales	$37,674	$23,536	$14,138	60.1%	$109,056	$50,033	$59,023	118.0%
Gain (Loss) from mark-to- market activities	21,976	2,635	19,341	734.0%	3,987	(2,766)	6,753	(244.1)%

Total revenues	59,650	26,171	33,479	127.9%	113,043	47,267	65,776	139.2%

Operating expenses:
Lease operating expenses	9,428	5,077	4,351	85.7%	27,701	9,822	17,879	182.0%
Cost of sales	2,633	656	1,977	301.4%	6,020	656	5,364	817.7%
Production taxes	2,241	992	1,249	125.9%	6,791	2,136	4,655	217.9%
General and administrative expenses	3,800	2,667	1,133	42.5%	10,922	6,057	4,865	80.3%
(Gain) loss on sale of asset	(85)	(8)	(77)	962.5%	(296)	86	(382)	(444.2)%
Depreciation, depletion and amortization	11,318	7,619	3,699	48.5%	32,340	13,162	19,178	145.7%
Accretion expenses	105	98	7	7.1%	307	211	96	45.5%

Total operating expenses	29,440	17,101	12,339	72.2%	83,785	32,130	51,655	160.8%
Other expenses (income):
Interest expense	3,280	2,384	896	37.6%	8,942	4,209	4,733	112.4%
Interest income	(62)	(168)	106	(63.1)%	(346)	(303)	(43)	14.2%
Other (income) expense	53	(29)	82	(282.8)%	49	(99)	148	(149.5)%

Total other expenses (income)	3,271	2,187	1,084	49.6%	8,645	3,807	4,838	127.1%

Total expenses	32,711	19,288	13,423	69.6%	92,430	35,937	56,493	157.2%

Net income	$26,939	$6,883	$20,056	291.4%	$20,613	$11,330	$9,283	81.9%

Net production:
Total production (MMcfe)	4,477	3,158	1,319	41.8%	12,942	6,181	6,761	109.4%
Average daily production (Mcfe/d)	48,663	34,326	14,337	41.8%	47,234	22,641	24,593	108.6%
Average sales prices:
Price per Mcfe including hedges	$13.32 (a)	$8.29 (a)	$5.03	60.8%	$8.73 (a)	$7.65 (a)	$1.08	14.2%
Price per Mcfe excluding hedges	$9.32	$5.84	$3.48	59.6%	$9.26	$6.57	$2.69	41.0%
Average unit costs per Mcfe:
Field operating expenses(b)	$2.61	$1.92	$0.69	35.6%	$2.67	$1.93	$0.74	37.8%
Lease operating expenses	$2.11	$1.61	$0.50	31.0%	$2.14	$1.59	$0.55	34.7%
Production taxes	$0.50	$0.31	$0.19	59.4%	$0.52	$0.35	$0.17	51.8%
General and administrative expenses	$0.85	$0.84	$0.01	0.5%	$0.84	$0.98	$(0.14)	(13.9)%
Depreciation, depletion and amortization	$2.53	$2.41	$0.12	4.8%	$2.50	$2.13	$0.37	17.3%

(a)	Includes the impact of mark-to-market gains and losses on derivatives that do not qualify for cash flow hedging.
(b)	Field operating expenses include lease operating expenses and production taxes.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Oil and gas sales. Oil and natural gas sales increased $14.1 million, or 60.1%, to $37.7 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Of this increase, $7.7 million was attributable to increased production volumes and $15.6 million was attributable to higher market prices for oil and natural gas, offset by a $9.2 million decrease attributable to our hedge program. Production for the three months ended September 30, 2008 was 4.5 Bcfe, which was higher than the three months ended September 30, 2007 as a result of the acquisition of our properties in the Cherokee Basin and the Woodford Shale and our maintenance drilling program offsetting the natural decline rate of production associated with our existing wells. The acquisition of properties in the Cherokee Basin and in the Woodford Shale contributed substantially all of the 4.5 Bcfe increase. We hedged approximately 88% of our actual production from July 2008 through September 2008 and approximately 89% of our actual production from July 2007 through September 2007.

As discussed below, the gains from our mark-to-market activities increased $19.3 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Our realized prices before our hedging program increased from 2007 to 2008 primarily due to higher market prices for oil and natural gas. This was offset by our hedging program and the mark-to-market gains discussed below.

Hedging and mark-to-market activities. In conjunction with the EnergyQuest, Amvest, Newfield, and CoLa Acquisitions, we entered into derivative transactions to hedge a portion of the future expected production associated with these acquisitions before they closed. These derivatives were accounted for as mark-to-market derivatives and were recorded at fair value in our financial statements until June 18, 2007, for EnergyQuest, August 20, 2007, for Amvest, January 31, 2008, for Newfield and March 31, 2008, for CoLa, at which time a majority of the derivatives were designated as cash flow hedges and began receiving cash flow accounting treatment. Our put options, a swaption, certain basis swap transactions, and certain additional derivatives entered into during 2008 are accounted for as mark-to-market activities. For the quarter ended September 30, 2008, the mark-to-market gain was approximately $21.9 million. This non-cash gain represents approximately $20.9 million from the impact of lower expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and approximately $1.0 million from the termination of hedge accounting on swaps for natural gas production between 2008 and 2013 for volumes associated with our CoLa acquisition as we expect future actual production to be lower than anticipated due to a higher production decline rate for the reserves.

We have entered into cash flow hedges in an effort to reduce our exposure to short-term fluctuations in natural gas prices. For the three months ended September 30, 2008, we recognized a gain of approximately $0.8 million related to hedge ineffectiveness primarily related to our hedges of production in the Cherokee Basin. For the three months ended September 30, 2007, we recognized a loss of approximately $1.6 million related to hedge ineffectiveness.

Cash hedge settlements paid for our commodity derivatives were $4.9 million for the three months ended September 30, 2008. Cash hedge settlements received for our commodity derivatives were $6.7 million for the three months ended September 30, 2007.

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

For the three months ended September 30, 2008, lease operating expenses increased $4.4 million, or 85.7%, to $9.4 million, compared to expenses of $5.0 million for the three months ended September 30, 2007. This increase was primarily the result of the costs of operating the properties acquired in our Amvest, Newfield, and CoLa Acquisitions. Our lease operating expenses were higher in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, because of an additional $1.7 million in compression, treating, salt water disposal, and transportation charges, $0.8 million in well servicing costs, $0.6 million in repairs and maintenance, $0.6 million in labor and benefits, $0.3 million in non-operated lease operating expenses, and $0.3 million in power and fuel charges.

For the three months ended September 30, 2008, our per unit lease operating expenses were $2.11 per Mcfe, as compared to $1.61 per Mcfe for the three months ended September 30, 2007. This per unit rate decreased from $2.24 per Mcfe for the three months ended March 31, 2008, as a result of fewer weather-related costs in the Cherokee Basin and a focus on controlling costs.

For the three months ended September 30, 2008, production taxes increased $1.2 million, or 125.9%, to $2.2 million, compared to production taxes of $1.0 million for the three months ended September 30, 2007. This increase was primarily the result of the additional taxes resulting from oil and gas production in Oklahoma and Kansas as a result of the EnergyQuest, Amvest, and Newfield Acquisitions and the impact of significantly higher market prices for oil and natural gas on value-based severance taxes. Our newly acquired properties in the Woodford Shale are eligible for a reduced tax rate of 1% instead of 7% for a period of 24 months after the first date of production. A majority of our 83 wells in the Woodford Shale are currently being certified for the tax credit.

Cost of sales was $2.6 million for the three months ended September 30, 2008 which represents the cost of purchased natural gas in the Cherokee Basin.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, costs billed by CEPM under our management services agreement and other costs not directly associated with field operations.

General and administrative expenses increased $1.1 million, or 42.5%, to $3.8 million for the three months ended September 30, 2008, as compared to $2.7 million for the three months ended September 30, 2007. This increase was primarily due to our acquisitions in the Cherokee Basin increasing our administrative overhead burdens. Our general and administrative expenses were higher in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, because of $0.4 million in legal fees primarily associated with the Torch arbitration, $0.4 million in CEPM charges for labor, $0.3 million associated with the retention of a strategic advisor, and $0.1 million in non-cash expenses associated with restricted unit grants under our long-term incentive program. In the third quarter of 2008 and 2007, CEPM allocated $0.8 million and $0.4 million, respectively, in expenses to us for labor and other charges through the management services agreement. CEPM has agreed to waive payment in cash of $0.9 million of third quarter fees to be billed to us. This is in consideration of the incurred fees and expenses in connection with the Torch arbitration and certain costs associated with the retention of a strategic advisor.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion changes in the same direction.

Our depreciation, depletion and amortization expense for the three months ended September 30, 2008 was $11.3 million, or $2.53 per Mcfe, compared to $7.6 million, or $2.41 per Mcfe, for the three months ended September 30, 2007. This increase reflects the increased basis in our assets resulting from the cost of our asset acquisitions in the Cherokee Basin and in the Woodford Shale, additional capital expenditures for our development drilling programs, and a 1.3 Bcfe increase in production volumes for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Interest expense. Interest expense for the three months ended September 30, 2008 increased $0.9 million to $3.3 million as compared to approximately $2.4 million in interest expense for the three months ended September 30, 2007. This increase was due to the borrowings under our reserve-based credit facilities to finance the acquisitions of our Cherokee Basin and Woodford Shale properties, investment capital expenditures and working capital borrowings done in 2008. At September 30, 2008, we had an outstanding balance under our credit facilities of $216.0 million as compared to $147.0 million at September 30, 2007.

Interest income. Interest income was less than $0.1 million for the three months ended September 30, 2008 and less than $0.2 million for the three months ended September 30, 2007. During the three months ended September 30, 2008 and 2007, we earned interest income by utilizing overnight investments on our excess cash balances.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflects the changes in the fair market value of our open hedge positions. At September 30, 2008, the balance was an unrealized gain of $7.1 million compared to an unrealized gain of $4.2 million at December 31, 2007. This increase reflects the decrease in the expected future market prices for natural gas in conjunction with an increase in the amount of future expected production to be hedged as a result of our acquisitions.

The change in Accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized gain of $145.9 million for the three months ended September 30, 2008, and an unrealized gain of $3.2 million for the three months ended September 30, 2007. This change is primarily due to the impact of the decrease in expected future market prices for natural gas on our outstanding commodity derivatives accounted for as cash flow hedges. Notwithstanding these unrealized gains, as these positions cash settle in the future, we expect to realize an offsetting loss upon the sale of natural gas production for which these hedges have fixed the future sales price.

We classify our open hedge positions as Level 2 or Level 3 under SFAS 157. Certain of our derivatives are classified as Level 3 because observable market data is not available for all of the time periods for which we have derivative instruments. As observable market data becomes available for all of the time periods, these derivative positions will be reclassified as Level 2. The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value of our derivatives. The market price for natural gas is the primary driver for the determination of the fair value of our derivatives. Before the cash settlement of our derivatives, increases and decreases in the fair value of our derivatives have no impact on our liquidity, capital resources, and cash flows because all our derivative positions are secured by our reserve-based credit facilities such that we do not post collateral with our counterparties. Our derivative instruments are settled in cash according the terms of the derivative agreements at the time the commodity being hedged is produced and sold. We do not enter into speculative trading positions.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Oil and gas sales. Oil and natural gas sales increased $59.0 million, or 118.0%, to $109.0 million for the nine months ended September 30, 2008 as compared to $50.0 million the nine months ended September 30, 2007. Of this increase, $44.4 million was attributable to increased production volumes and $34.8 million was attributable to higher market prices for oil and natural gas, offset by a $20.2 million decrease attributable to our hedge program. Production for the nine months ended September 30, 2008 was 12.9 Bcfe, which was 6.8 Bcfe higher than the nine months ended September 30, 2007, as a result of the acquisition of our properties in the Cherokee Basin and in the Woodford Shale and our maintenance drilling program offsetting the natural decline rate of production associated with our existing wells. Our production in the Black Warrior Basin has remained essentially level. We hedged approximately 91% of our actual production from January 2008 through September 2008 and approximately 89% of our actual production from January 2007 through September 2007.

As discussed below, the gain from our mark-to-market activities increased $6.8 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Our realized prices before our hedging program increased from 2007 to 2008 primarily due to higher market prices for oil and natural gas. This was offset by our hedging program and the mark-to-market gains discussed below.

Hedging and mark-to-market activities. In conjunction with the EnergyQuest, Amvest, Newfield, and CoLa Acquisitions, we entered into derivative transactions to hedge a portion of the future expected production associated with these acquisitions before they closed. These derivatives were accounted for as mark-to-market activities and were recorded at fair value in our financial statements until June 18, 2007, for EnergyQuest, August 20, 2007, for Amvest, January 31, 2008, for Newfield and March 31, 2008, for CoLa, at which time a majority of the derivatives were designated as cash flow hedges and began receiving cash flow accounting treatment. Our put options, a swaption, certain basis swap transactions, and certain additional derivatives entered into in April 2008 are accounted for as mark-to-market derivatives. For the nine months ended September 30, 2008, the mark-to-market gain was approximately $4.0 million. This non-cash gain represents approximately $2.9 million from the impact of lower expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and approximately $1.0 million from the termination of hedge accounting on swaps for natural gas production between 2008 and 2013 for volumes associated with our CoLa acquisition as we expect future actual production to be lower than anticipated due to a higher production decline rate for the reserves.

We have entered into cash flow hedges in an effort to reduce our exposure to short-term fluctuations in natural gas prices. For the nine months ended September 30, 2008, we recognized a gain of approximately $0.9 million related to hedge ineffectiveness primarily related to our hedges of production in the Cherokee Basin. For the nine months ended September 30, 2007, we recognized a loss of approximately $1.5 million related to hedge ineffectiveness.

Cash hedge settlements paid for our commodity derivatives were $11.7 million for the nine months ended September 30, 2008. Cash hedge settlements received for our commodity derivatives were $10.9 million for the nine months ended September 30, 2007.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the nine months ended September 30, 2008, lease operating expenses increased $17.9 million, or 182.0%, to $27.7 million, compared to expenses of $9.8 million for the nine months ended September 30, 2007. This increase was the result of the costs of operating the properties acquired in the EnergyQuest, Amvest, Newfield, and CoLa Acquisitions. Our lease operating expenses were higher in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, because of an increase of $5.8 million in compression, treating, salt water disposal and transportation charges, $2.7 million in labor and benefits, $2.5 million in well servicing costs, $1.7 million in repairs and maintenance, $1.2 million in insurance expenses, $0.8 million in field reorganization expenses in Tulsa, $1.0 million in power and fuel charges, $1.0 million in non-operated lease operating expenses, $0.7 million in vehicle expenses, $0.2 million in ad valorem taxes, and $0.2 million in incremental expenses associated with the Dewey office fire.

For the nine months ended September 30, 2008, per unit lease operating expenses were $2.14 per Mcfe compared to $1.59 per Mcfe for the nine months ended September 30, 2007. Our per unit operating costs in 2008 the Black Warrior Basin have remained essentially level with our operating costs in 2007. Certain weather-related and specific field office events described below, which are not expected to be ongoing, contributed to the per unit increase in operating expenses experienced in the Cherokee Basin compared to 2007. During 2008, our lease operating expenses in the Cherokee Basin were impacted by $0.5 million in repair costs to restore production after a significant winter ice storm in Oklahoma, $0.8 million of field reorganization expenses in Tulsa, $0.3 million in costs associated with the final Newfield settlement under the transition services agreement, and $0.1 million in incremental expenses associated with the Dewey office fire, surface damages, shut-in payments, and environmental costs. Our per unit lease operating expenses for the nine months ended were $2.14 per Mcfe, which has decreased from $2.24 per Mcfe for the three months ended March 31, 2008. We expect our lease operating expenses to be at the higher end of the range of approximately $1.90 to $2.10 per Mcfe for the twelve months ended December 31, 2008.

For the nine months ended September 30, 2008, production taxes increased $4.7 million, or 217.9%, to $6.8 million, compared to expenses of $2.1 million for the nine months ended September 30, 2007. This increase was primarily the result of the additional taxes resulting from oil and gas production in Oklahoma and Kansas as a result of the EnergyQuest, Amvest, Newfield, and CoLa Acquisitions and higher market prices for oil and natural gas.

Cost of sales was $6.0 million for the nine months ended September 30, 2008 which represents the cost of purchased natural gas in the Cherokee Basin.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, costs billed by CEPM under our management services agreement and other costs not directly associated with field operations.

General and administrative expenses increased $4.9 million, or 80.3%, to $10.9 million for the nine months ended September 30, 2008, as compared to $6.0 million for the nine months ended September 30, 2007. This increase was primarily due to our acquisitions in the Cherokee Basin increasing our administrative overhead burdens. Our general and administrative expenses were higher in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, because of $1.1 million in legal fees primarily associated with the Torch arbitration, $0.9 million in CEPM charges for labor, $0.9 million in professional services costs primarily associated with providing outsourced accounting services for our properties in the Cherokee Basin, $0.9 million in administrative costs in Tulsa, $0.3 million associated with the retention of a strategic advisor, $0.3 million in audit and tax fees, $0.2 million in non-cash expenses associated with restricted unit grants under our long-term incentive program, and $0.1 million in credit support fees to Constellation. For the nine months ended September 30, 2008 and 2007, CEPM allocated $1.9 million and $1.0 million, respectively, in expenses to us for labor and other charges through the management services agreement.

Our per unit costs were $0.84 per Mcfe for the nine months ended September 30, 2008 compared to $0.98 per Mcfe for the nine months ended September 30, 2007. This decrease is attributable to increased production volumes as a result of our acquisitions in the Cherokee Basin and the Woodford Shale, as well as the economies of scale associated with spreading fixed administrative expenses over a larger base of properties.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs.

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2008 was $32.3 million, or $2.50 per Mcfe, compared to $13.2 million, or $2.13 per Mcfe, for the nine months ended September 30, 2007. This increase reflects the increased basis in our assets resulting from the cost of our asset acquisitions in the Cherokee Basin and in the Woodford Shale, additional capital expenditures for our development drilling programs, and a 6.7 Bcfe increase in production volumes for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Our depletion rate for the Woodford Shale properties exceeds $4.00 per Mcfe, which increases our average per unit depletion rate.

Interest expense. Interest expense for the nine months ended September 30, 2008 increased $4.7 million to $8.9 million as compared to approximately $4.2 million in interest expense for the nine months ended September 30, 2007. This increase was due to increased borrowings under our reserve-based credit facilities to finance the acquisitions of our Cherokee Basin and Woodford Shale properties, investment capital expenditures and the accelerated amortization of $0.1 million in debt issue costs as a result of amending our credit facility. At September 30, 2008, we had an outstanding balance under our credit facilities of $216.0 million as compared to $147.0 million at September 30, 2007.

Interest income. Interest income was less than $0.1 million for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, we earned interest income by utilizing overnight investments on our excess cash balances. In March 2008, we received $0.1 million in interest on payment balances from receivables related to the sales of natural gas included in the Torch NPI escrow account. Effective with the termination of the Trust, the escrow account arrangement has also terminated and all payments for natural gas sales will be directly received by us.

Accumulated other comprehensive income. The change in Accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized gain of $2.8 million for the nine months ended September 30, 2008, and as an unrealized loss of $0.4 million for the nine months ended September 30, 2007. This change is primarily due to the impact of the decrease in expected future market prices for natural gas on our outstanding commodity derivatives accounted for as cash flow hedges. Notwithstanding these unrealized gains, as these positions cash settle in the future, we expect to realize an offsetting loss upon the sale of natural gas production for which these hedges have fixed the future sales price.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we utilized proceeds from borrowings under our credit facilities and cash flow from operations as our primary sources of capital. As of September 30, 2008, our primary use of capital during 2008 has been for the development of existing oil and natural gas properties and the acquisition of additional natural gas properties in the Woodford Shale. As we pursue our business plans, we will be monitoring the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. Based upon our current business plans, we expect to continue to generate cash flow sufficient to support our projected maintenance capital expenditures and operations of our business. However, our results will not be fully impacted by significant increases or decreases in natural gas prices because of our hedging program, which is further discussed on page 32.

Our reserve-based credit facilities may also be used to help finance future expansion capital expenditures, such as drilling and recompletions beyond that required to maintain production, as well as additional acquisitions. As of September 30, 2008, our borrowing base on our reserve-based credit facilities was $265.0 million. At September 30, 2008, we had $216.0 million of debt outstanding under the reserve-based credit facilities and $49.0 million in unused borrowing capacity. Of this $49.0 million in unused borrowing capacity, we can borrow up to $22.5 million and remain in compliance with our debt covenants at our current distribution level. In the first quarter of 2008, we filed a shelf registration statement with the SEC to register up to $1.0 billion of debt or equity securities to fund future expansion capital expenditures. This registration statement is now effective. There is no guarantee that securities can or will be issued under the registration statement. Based on current financial market conditions and market prices for oil and natural gas, we expect capital markets to remain constrained which will make issuing additional debt or equity securities difficult. Our credit facilities allow us the ability to issue up to $300 million of unsecured debt, which would have the effect of reducing the borrowing base under our reserve-based credit facilities by 30 cents for every dollar of unsecured debt issued.

Through December 31, 2008, we expect to utilize our cash flow from operations and borrowings under our reserve-based credit facilities to fund our drilling expenditures and working capital needs. We estimate that we will have sufficient cash flow from operations after funding our maintenance capital expenditures to enable us to make our quarterly cash distributions payable to unitholders through December 31, 2008. Although we are working to complete our 2009 business plan and working with our strategic advisor to evaluate our future strategic options, we continue to expect to fund our 2009 maintenance and investment capital expenditures and other working capital needs with cash flow from operations supplemented by borrowings under our credit facilities. Our future quarterly distribution rate to unitholders has not yet been determined, but we anticipate that any future distribution rates will be set at a sustainable level. Our quarterly distribution rate must be approved by our Board of Managers.

CEPM currently holds management incentive interests in us that represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our limited liability company agreement) has been achieved and certain other tests have been met. Based on our distribution level, beginning in the fourth quarter 2007, we commenced the management incentive interest vesting period under our operating agreement. Although the management incentive vesting period has commenced, we are not able to predict whether we will ultimately be required to make distributions in respect of the management incentive interests or, if we do make such distributions in the future, how much they will ultimately be. A cash reserve has been established to fund future distributions on the management incentive interests. After the November 14, 2008, distribution, the reserve will be increased from $0.5 million to $0.7 million.

Reserve-Based Credit Facilities

On March 28, 2008, we entered into a new $500.0 million secured credit facility with The Royal Bank of Scotland as administrative agent and a syndicate of lenders. The amount available for borrowing at any one time under the Credit Facility is limited to the borrowing base for our properties other than in the State of Alabama, which was initially set at $150.0 million. In July 2008, we expanded our borrowing base under this facility to $175.0 million, which had the effect of increasing remaining capacity under the Credit Facility to $40.0 million. As of September 30, 2008, we have borrowed $135.0 million under the facility and have a remaining capacity of $40.0 million under the Credit Facility. Of this $40.0 million in unused borrowing capacity, we can borrow up to $22.5 million and remain in compliance with our debt covenants at our current distribution level. On March 28, 2008, we also amended and restated our existing $200.0 million credit facility by entering into an amended and restated credit agreement with The Royal Bank of Scotland as administrative agent and a syndicate of lenders. The amount available for borrowing at any one time under the Amended and Restated Credit Facility is limited to the borrowing base for our properties in the State of Alabama, which was initially set at $90.0 million. As of September 30, 2008, we have borrowed $81.0 million and have a remaining capacity of $9.0 million under the Amended and Restated Credit Facility. Of this $9.0 million in unused borrowing capacity, we cannot borrow any additional amounts on this facility and remain in compliance with our debt covenants at our current distribution level. Both of our credit facilities will mature on October 31, 2010. As of November 1, 2008, we had $212.0 million in debt outstanding under these credit facilities. The amount available for borrowing at any one time is limited to the borrowing base. The borrowing base will be re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the natural gas and oil prices at such time. Any increase in the borrowing base will have to be approved by all of the lenders in the syndicate and any decrease in the borrowing base will have to be approved by lenders holding at least 66 2/3% of the commitments. We expect the borrowing base will be re-determined in November 2008.

The two agreements contain similar commercial terms with the same lenders participating in the same applicable percentages. The current lenders and their percentage commitments in the two facilities are: The Royal Bank of Scotland (23.32%), BNP Paribas (22.55%), Wachovia Bank, N.A. (14.55%), Bank of Nova Scotia (17.00%), Calyon New York Branch (15.05%), and Societe Generale (7.53%). A cross-default feature provides that an event of default under one agreement constitutes an event of default under the other. Our obligations under our credit facilities are secured by mortgages on our natural gas properties, as well as a pledge of all ownership interests in our subsidiaries. We are required to maintain the mortgages on properties representing at least 85% of our proved producing and proved non-producing reserves. Additionally, the obligations under the credit facilities are guaranteed by all of our operating subsidiaries and any future material subsidiaries.

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

At September 30, 2008, we believe that we are in compliance with the debt covenants contained in our credit facilities.

We enter into hedging arrangements to reduce the impact of changes in the LIBOR interest rate on our interest payments for our reserve-based credit facility. Currently, we have outstanding interest rate swaps that fix the LIBOR rate at 4.74%, 4.964%, 4.805%, 4.58%, and 4.56% on $16.5 million, $45.0 million, $29.5 million, $11.0 million, and $7.5 million, respectively, of our outstanding debt through February 20, 2010, September 20, 2010, October 19, 2010, August 20, 2010, and October 22, 2010, respectively. In October 2008, we entered into three additional hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on interest payments for our debt. Interest rate swaps were done that fix the LIBOR rate at 2.74%, 2.66%, and 2.91% on $28.5 million, $11.0 million, and $19.0 million, respectively, of our outstanding debt through August 21, 2010, September 21, 2010, and October 22, 2010, respectively.

Cash Flow from Operations

Our net cash flow provided by operating activities for the nine months ended September 30, 2008 was $55.9 million, compared to net cash flow provided by operating activities of $33.3 million for the same period in 2007. This increase in operating cash flow was primarily attributable to higher sales of oil and natural gas as a result of our acquisitions in the Cherokee Basin and the impact of higher market prices for natural gas on our unhedged production volumes. For the nine months ended September 30, 2008, our operating cash flows were reduced by $12.3 million related to cash hedge settlements for our natural gas commodity and interest rate derivatives. Our change in working capital was impacted for the nine months ended September 30, 2008, as lower accounts receivables of $5.2 million, and higher royalties payables of $2.8 million were partially offset by lower accrued liabilities of $1.5 million and lower affiliate payables of $1.9 million. Our receivables balances decreased due to increased collections and lower current period prices for our current estimated natural gas sales prices in the Cherokee Basin. The royalties payable, which represents the amount of monies owed to the royalty owners in our properties for the monthly oil and natural gas sales, increased due to higher market prices for oil and natural gas. The decrease in affiliate payables of $1.9 million primarily resulted from the timing of the payment for 2007 expenses accrued under the management services agreement with CEPM. We began receiving cash flows from the CoLa Acquisition in the second quarter of 2008.

Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our development and exploration programs or completing acquisitions, as well as the market prices of oil and natural gas and our hedging program.

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

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender in our reserve-based credit facilities. We do not post collateral under any of these agreements as they are secured under our reserve-based credit facilities.

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

Our derivative positions accounted for as cash flow hedges at September 30, 2008 were:

Fixed Price Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	—	$—	—	$—	—	$—	3,405,001	$8.42	3,405,001	$8.42
2009	2,662,500	$8.29	2,676,250	$8.29	2,690,000	$8.29	2,690,000	$8.29	10,718,750	$8.29
2010	2,340,000	$8.06	2,360,000	$8.06	2,380,000	$8.06	2,380,000	$8.06	9,460,000	$8.06
2011	1,800,000	$8.37	1,820,000	$8.37	1,840,000	$8.37	1,840,000	$8.37	7,300,000	$8.37
2012	1,592,500	$8.32	1,592,500	$8.32	1,610,000	$8.32	1,610,000	$8.32	6,405,000	$8.32

									37,288,751

Basis Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2008	—	$—	—	$—	—	$—	1,523,000	$1.00	1,523,000	$1.00
2009	1,237,500	$1.00	1,246,250	$1.00	1,067,750	$1.00	971,000	$1.00	4,522,500	$1.00
2010	1,062,000	$1.00	1,064,500	$1.00	869,000	$1.00	770,000	$1.00	3,765,500	$1.00

									9,811,000

Our derivative positions accounted for as mark-to-market derivatives at September 30, 2008 were:

Put Options

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	—	$—	—	$—	—	$—	120,000	$8.48	120,000	$8.48
2009	120,000	$8.83	120,000	$7.50	120,000	$7.50	40,000	$7.50	400,000	$7.90

									520,000

Basis Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2008	—	$—	—	$—	—	$—	230,000	$1.00	230,000	$1.00
2009	375,000	$1.00	377,500	$1.00	380,000	$1.00	380,000	$1.00	1,512,500	$1.00
2010	285,000	$1.00	287,500	$1.00	290,000	$1.00	290,000	$1.00	1,152,500	$1.00

									2,895,000

Swaption

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009	450,000	$8.69	455,000	$8.69	460,000	$8.69	460,000	$8.69	1,825,000	$8.69

									1,825,000

In October 2008, we liquidated the swaption for cash proceeds of approximately $2.1 million. The original premium paid for the swaption was approximately $1.9 million.

In October 2008, we entered into the following basis swaps:

MTM Basis Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2011	1,050,000	$0.78	1,060,000	$0.78	840,000	$0.78	840,000	$0.78	3,790,000	$0.78
2012	1,090,000	$0.65	1,090,000	$0.65	1,100,000	$0.65	1,100,000	$0.65	4,380,000	$0.65

									8,170,000

In February 2008, we entered into natural gas swaps in connection with the CoLa Acquisition. These derivative positions were accounted for as mark-to-market activities until the final closing of the acquisition at which time they were designated as cash flow hedges. In September 2008, hedge accounting was terminated on a portion of these swaps since we expect future actual production to be lower than originally anticipated due to a higher observed production decline rate for the reserves. These derivatives are primarily settled on CenterPoint Energy Gas Transmission (East) Inside FERC. We have not executed any basis swaps associated with these positions.

The positions are as follows:

Fixed Price Cash Flow Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	—	$—	—	$—	—	$—	180,000	$8.29	180,000	$8.29
2009	112,500	$8.11	113,750	$8.11	115,000	$8.11	115,000	$8.11	456,250	$8.11
2010	90,000	$7.91	90,000	$7.91	90,000	$7.91	90,000	$7.91	360,000	$7.91
2011	90,000	$7.93	90,000	$7.93	90,000	$7.93	90,000	$7.93	360,000	$7.93

									1,356,250

MTM Fixed Price Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	—	$—	—	$—	—	$—	180,000	$8.29	180,000	$8.29
2009	112,500	$8.11	113,750	$8.11	115,000	$8.11	115,000	$8.11	456,250	$8.11
2010	90,000	$7.91	90,000	$7.91	90,000	$7.91	90,000	$7.91	360,000	$7.91
2011	90,000	$7.93	90,000	$7.93	90,000	$7.93	90,000	$7.93	360,000	$7.93

									1,356,250

In April 2008, the company entered into derivatives for the purpose of reducing the impact of lower natural gas pricing on our operations and cash flows. The derivatives are settled on a combination of NYMEX and Inside FERC prices for CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipeline (Texas, Oklahoma), and Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas).

The positions are as follows:

Fixed Price Cash Flow Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	—	$—	—	$—	—	$—	230,000	$10.40	230,000	$10.40
2009	225,000	$9.67	227,500	$9.67	230,000	$9.67	230,000	$9.67	912,500	$9.67

									1,142,500

Fixed Price Basis Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	—	$—	—	$—	—	$—	460,000	$1.37	460,000	$1.37
2009	450,000	$1.09	455,000	$1.09	460,000	$1.09	460,000	$1.09	1,825,000	$1.09

									2,285,000

MTM Fixed Price Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2008	—	$—	—	$—	—	$—	(220,000)	$11.99	(220,000)	$11.99
2009	430,000	$10.68	297,500	$9.93	170,000	$9.43	40,000	$6.24	937,500	$10.03
2010	610,000	$9.28	515,000	$9.01	290,000	$8.69	320,000	$8.80	1,735,000	$9.02
2011	600,000	$9.12	605,000	$9.12	380,000	$8.88	380,000	$8.88	1,965,000	$9.03
2012	635,000	$8.38	635,000	$8.38	640,000	$8.38	640,000	$8.38	2,550,000	$8.38
2013	450,000	$9.16	455,000	$9.16	460,000	$9.16	460,000	$9.16	1,825,000	$9.16

									8,792,500

MTM Basis Swaps

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009	225,000	$0.89	227,500	$0.89	230,000	$0.89	230,000	$0.89	912,500	$0.89

									912,500

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $80.2 million for the nine months ended September 30, 2008, compared to $499.7 million for the nine months ended September 30, 2007. Our capital expenditures were $81.1 million for the nine months ended September 30, 2008, which primarily related to $32.3 million for drilling and development of oil and natural gas properties and $50.9 million for the CoLa Acquisition offset by $2.1 million in post-closing adjustments related to our 2007 acquisitions in the Cherokee Basin. These post-closing adjustments were primarily related to the receipt of revenues between the effective date of the transaction and the closing date and the receipt of $1.0 million in funds related to the Amvest Acquisition. Through the third quarter of 2008, we drilled and completed 15 net wells in the Black Warrior Basin and 75 net wells and 32 net recompletions in the Cherokee Basin. For the nine months ended September 30, 2007, we drilled and completed 20 net wells in the Black Warrior Basin and we completed the EnergyQuest, Amvest, and Newfield Acquisitions for $482.5 million, which is net of cash acquired.

We currently anticipate our total capital budget will be between $40.0 million and $45.0 million for the twelve months ending December 31, 2008. This capital budget, of which we have spent $32.3 million as of September 30, 2008, primarily consists of capital for drilling and also includes amounts for infrastructure projects, equipment, and inventory. We expect to spend this entire budget in the Black Warrior Basin and the Cherokee Basin. As the recent acquisition in the Woodford Shale was for proved developed producing reserves, no material capital expenditures are planned on the wells. As allowed under our limited liability company agreement, maintenance capital associated with production in the Woodford Shale can be and will be redeployed to the Cherokee Basin. We do not expect to make any additional acquisitions in 2008. The amount and timing of our capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below acceptable levels or drilling costs escalate, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas price expectations and expected production levels, we anticipate that our cash flow from operations and available borrowing capacity under our reserve-based credit facilities will meet our planned capital expenditures and other cash requirements for the twelve months ending December 31, 2008. However, future cash flows are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures are also impacted by drilling and service costs. In the event of inflation increasing drilling and service costs, our hedging program will limit our ability to have increased revenues recoup the higher costs, which could impact our planned capital spending.

Financing Activities

Our net cash provided by financing activities was $23.0 million for the nine months ended September 30, 2008, compared to $478.5 million provided by financing activities for the nine months ended September 30, 2007. In 2008, we borrowed a net of $63.0 million to fund the CoLa Acquisition, to fund debt issue costs, to finance capital expenditures, and for working capital needs. These net new borrowings occurred under our new reserve-based credit facility secured by our properties outside of Alabama and our amended and restated credit facility secured by properties in Alabama. These two credit facilities are not only secured by our oil and gas properties but also by our operating subsidiaries. We also paid distributions of $38.1 million to our common and Class A unitholders and on the Class D interests in 2008 and incurred $0.3 million in costs associated with our shelf registration statement. We have suspended $1.0 million in quarterly distributions on the Class D interests associated with the periods ended September 30, 2008, June 30, 2008, and March 31, 2008. These quarterly distributions, and all future quarterly distributions, will remain suspended until the litigation surrounding the Torch NPI is finally resolved. For the nine months ended September 30, 2008, our distributions to unitholders have exceeded our distributable cash flow such that our distribution coverage ratio is less than 1.0. This coverage ratio compares our distribution rate to our distributable cash flow. Our distributable cash flow reflects Adjusted EBITDA reduced by estimated maintenance capital expenditures and cash interest expense. Our maintenance capital is the amount of capital spending required to maintain our production rates, reserves, and asset base. For additional information, refer to “Outlook” on page 37.

For the nine months ended September 30, 2007, we borrowed $131.0 million from our reserve-based credit facility in order to fund the EnergyQuest, Amvest, and Newfield Acquisitions. We also paid distributions of $15.7 million to our common and Class A unitholders and on the Class D interests in 2007.

Contractual Obligations

At September 30, 2008, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	2008	2009	2010	2011	2012	Thereafter	Total
	(In 000’s)
Management Services Agreement (3)	$767	$—	$—	$—	$—	$—	$767
Reserve-Based Credit Facilities	—	—	216,000	—	—	—	216,000
Support Services Agreement	642	—	—	—	—	—	642
Purchase Obligation	—	2,201	—	—	—	—	2,201

Total	$1,409	$2,201	$216,000	$—	$—	$—	$219,610

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable.
(3)	The maximum annual amount for charges under the management services agreement approved by the conflicts committee of our board of managers in April 2008 is $3.4 million. No maximum annual amount has been approved for 2009.

At September 30, 2008, our asset retirement obligation was approximately $6.6 million.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor the recent adverse developments in the international credit markets to limit our potential exposure where possible. Our primary credit exposures result from the sale of natural gas and oil and our use of derivatives. Through November 1, 2008, we have not suffered any losses with our counterparties as a result of nonperformance in the current credit crisis.

Certain key counterparty relationships are described below:

CCG

Constellation Energy Commodities Group, Inc. (“CCG”) purchases a portion of our natural gas production in Oklahoma and Kansas. Through July 31, 2009, we have a guarantee from Constellation for payment of up to $8 million for sales made to CCG. In addition, in September 2008, CCG provided us a letter of credit for $3.5 million through Wachovia Bank for natural gas purchases. This letter of credit expires December 15, 2008. As of November 1, 2008, we have no past due receivables from CCG.

Bear Energy LP

Bear Energy LP, a wholly-owned subsidiary of JP Morgan Chase, purchases the majority of our natural gas production in Alabama. We have received a guarantee from JP Morgan Chase for the obligations of Bear Energy LP. As of November 1, 2008, we have no past due receivables from Bear Energy LP.

Wachovia Bank, N.A.

In October 2008, Wells Fargo & Company (“Wells Fargo”) announced a transaction to acquire Wachovia Bank, N.A., which is a lender that participates in our reserve-based credit facilities. Wachovia represents 14.55% of the maximum credit amount available under our reserve-based facilities which have a combined borrowing base of $265 million as of September 30, 2008. Wells Fargo’s acquisition of Wachovia is expected to close by December 31, 2008. We do not expect this announced transaction to have an impact upon our reserve-based credit facilities. As of November 1, 2008, Wells Fargo had an investment grade credit rating.

SemGroup LP

In July 2008, SemGroup L.P. announced that it and certain of its North American subsidiaries have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code as well as an application for creditor protection under the Companies’ Creditors Arrangement Act in Canada. We have no credit exposure to SemGroup LP or its subsidiaries.

Lehman Brothers Holdings, Inc.

We have no hedging or other contractual counterparty exposure to Lehman Brothers Holdings Inc., its subsidiaries or its affiliates.

Derivative Counterparties

As of November 1, 2008, all of our derivatives are with BNP Paribas, The Royal Bank of Scotland, and Societe Generale. These banks are lenders who participate in our reserve-based credit facilities. All of our derivatives are collateralized by the assets securing our reserve-based credit facilities. As of November 1, 2008, each of these financial institutions has an investment grade credit rating.

Reserve-Based Credit Facilities

As of November 1, 2008, the banks and their percentage commitments in our two credit facilities are: The Royal Bank of Scotland (23.32%), BNP Paribas (22.55%), Wachovia Bank, N.A. (14.55%), Bank of Nova Scotia (17.00%), Calyon New York Branch (15.05%), and Societe Generale (7.53%). As of November 1, 2008, each of these financial institutions has an investment grade credit rating.

Outlook

During the remainder of 2008 and during 2009, we expect that our business will continue to be affected by the factors described in Part II, Item 1A. “Risk Factors,” as well as the following key trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Full Year 2008 Results

•	We expect our production to be between 17 Bcfe and 18 Bcfe.

•	We anticipate that our per unit lease operating expenses will be in the upper end of the range between $1.90 and $2.10 per Mcfe.

•

Our expected capital expenditures are expected to be between $40.0 million and $45.0 million. We expect to drill and complete between 105 and 115 net wells and between 35 and 40 net recompletions. We anticipate that acquisition opportunities will be limited and that there will not be any opportunities to dropdown additional oil and natural gas properties from our sponsor because of the announced sale of its upstream gas business. Additionally, we have temporarily suspended efforts to enter into partnership arrangements with third parties to develop our large acreage positions in the Cherokee Basin while we work with our strategic advisor to evaluate our strategic options.

•	We expect that our Adjusted EBITDA will be between $70.0 million and $75.0 million.

•

We anticipate that our full year distribution coverage ratio will be less than 1.0. This is outside of our preferred distribution coverage ratio range and is at a level we do not believe is sustainable. We anticipate that our future distribution levels will be set at a sustainable rate based on our operating results, the market prices for oil and natural gas and our projected business plan being developed in conjunction with advice from our strategic advisor. Our quarterly distribution rate must be approved by our Board of Managers.

Update on Strategic Alternatives

We are currently working with our strategic advisor to complete our 2009 business plan and to analyze various alternatives to enhance unitholder value. We expect to provide guidance on our 2009 operating and financial plans prior to our next earnings call.

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

As of September 30, 2008, there have been no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for natural gas properties, natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. CEP does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

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

Global Financial and Energy Markets

During 2008, there has been unprecedented volatility in global financial and energy markets. The failures of financial institutions have effectively restricted current liquidity within global financial markets. Despite world-wide governmental efforts to provide liquidity to the financial sector, capital and credit markets currently remain in crisis. We expect that our ability to issue debt and equity will be limited over the next year should capital markets remain in crisis and that the cost of capital may increase during this time. We also may have difficulty in accessing credit should we have the need to. Additionally, the market prices for oil and natural gas have significantly declined since June 2008. The equity valuations for energy-related companies, and E&P master limited partnerships in particular, have fallen dramatically. In response to the credit crisis and the decline in the market prices for oil and natural gas, many energy companies have reduced their planned capital expenditures or have shut-in production. At this time, our liquidity has not been materially impacted by the current credit environment. We do expect that if market prices for oil and natural gas remain depressed, our future cash flows from operations will be reduced for our unhedged production. We will continue to monitor the financial and energy markets to determine if we should revise the timing and scope of our planned drilling programs, financing activities, acquisition activities, and the distribution level to our unitholders to adapt to deteriorating economic conditions.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas production. Realized pricing is primarily driven by the Inside FERC prices for Southern Natural Gas Company (Louisiana) with respect to our properties in the Black Warrior Basin and CenterPoint Energy Gas Transmission (East), Natural Gas Pipeline Company of America (Midcontinent), the CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipeline (Texas, Oklahoma) and Southern Star Central Gas Pipeline (Texas, Oklahoma, Kansas) with respect to our properties in the Cherokee Basin, the CenterPoint Energy Gas Transmission (East) for our properties in the Woodford Shale, and the spot market prices applicable to our natural gas production. Historically, pricing for natural gas production has been volatile and unpredictable and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside our control, including weather, economic conditions, and the total supply of oil and natural gas for sale in the market.

We have entered into hedging arrangements with respect to a portion of our projected natural gas production through various derivatives that hedge the future prices received. These hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. We attempt to minimize this risk by entering into all of our derivative transactions with counterparties that are banks who participate in our reserve-based credit facilities. The table below presents the hypothetical changes in fair values arising from potential changes in the quoted market prices of the commodity underlying the derivative instruments used to mitigate these market risks. Any gain or loss on these derivative commodity instruments would be substantially offset by a corresponding gain or loss on the sale of the hedged natural gas production, which are not included in the table. These derivatives do not hedge all of our commodity price risk related to our forecasted sales of natural gas production and as a result, we are subject to commodity price risks on our remaining unhedged natural gas production.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments September 30, 2008	$10,096	$(15,451)	$(25,547)	$33,915	$23,819

Interest Rate Risk

At September 30, 2008, we had debt outstanding of $216.0 million, of which $106.5 million incurred interest at a rate of a one-month LIBOR rate and $109.5 million incurred interest at a rate of a three-month LIBOR rate, plus an applicable margin of 1.25% and 2.00% based on utilization. At September 30, 2008, the one-month LIBOR rate was 3.93% and the three-month LIBOR rate was 4.05%, and our applicable margin was 1.875%. We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. Currently, we have outstanding interest rate swaps that fix the LIBOR rate at 4.74%, 4.964%, 4.805%, 4.58%, and 4.56% on $16.5 million, $45.0 million, $29.5 million, $11.0 million, and $7.5 million, respectively, of our outstanding debt through February 20, 2010, September 20, 2010, October 19, 2010, August 20, 2010, and October 22, 2010, respectively. At September 30, 2008, the carrying value and fair value of our debt is $216.0 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments September 30, 2008	$(3,274)	$(3,497)	$(223)	$(3,051)	$223

In October 2008, we entered into three hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on interest payments for our debt. Interest rate swaps we done that fix the LIBOR rate at 2.74%, 2.66%, and 2.91% on $28.5 million, $11.0 million, and $19.0 million, respectively, of our outstanding debt through August 21, 2010, September 21, 2010, and October 22, 2010, respectively.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2008, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Economic conditions and instability in the financial markets could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of an economic recession and the current credit crisis may include a lower level of economic activity and increased volatility in energy prices. A lower level of economic activity might result in a decline in energy consumption and lower market prices for oil and natural gas, which may adversely affect our financial results and our ability to fund capital expenditures or to increase or maintain our distribution rate.

Instability in the financial markets, as a result of recession or otherwise, may affect the cost of capital, our ability to raise capital, and reduce the amount of cash available to fund our operations. We rely on our cash flow from operations and our reserve-based credit facilities to fund our drilling programs, to fund additional acquisitions, and to meet our financial commitments and other short-term liquidity needs. Disruptions in the capital and credit markets as a result of uncertainty or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing our drilling programs, reducing our operations to lower expenses, reducing other discretionary uses of cash, and reducing or eliminating future distributions payments to our unitholders.

The disruptions in capital and credit markets may also result in higher LIBOR interest rates on our reserve-based credit facilities, which would increase our interest expense and adversely affect our financial results. Additionally, lower market prices for oil and natural gas may result in a decrease in our borrowing base under our reserve-based credit facilities at the time of a borrowing base redetermination. Because of the credit crisis, the lenders in our reserve-based credit facilities may not be able to fund our borrowing requests, which would negatively impact our ability to operate our business.

Constellation’s potential merger with MidAmerican, as well as Constellation’s announcement that it intends to sell its upstream gas assets, which may include its ownership interests in us, could result in a reduction of services provided to us by Constellation under our management services agreement, or a termination of such agreement, and the loss of Constellation as a potential source for our growth.

On September 19, 2008, Constellation and MidAmerican Energy Holdings Company announced that they had entered into a definitive merger agreement through which MidAmerican will purchase all of the outstanding shares of Constellation for cash consideration. If consummated, the acquisition by MidAmerican may result in a change of Constellation’s plans for its ownership interests in us, including the provision of services to us under our management services agreement, which may be terminated by Constellation with six month’s notice. Moreover, Constellation has announced that it intends to sell its upstream gas business, which may include its ownership interests in us. In connection with any sale of those ownership interests, Constellation may reduce the services provided to us under the management services agreement or terminate that agreement. In the event of any such reduction or termination, we will need to perform those services ourselves or find a replacement provider, both of which may result in higher costs to us.

Constellation has been a source of growth for us in the past, and the consummation of either the MidAmerican merger or the disposition of Constellation’s ownership interests in us could result in the loss of future growth opportunities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized oil and natural gas prices;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business, financial and operational strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	the amount of our cash distribution;

•	the impact from any termination of the Robinson’s Bend sharing arrangement;

•	our hedging program and our derivative positions;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	inflation and interest rates;

•	the impact of the current global credit crisis;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, tornados, earthquakes, snow and ice storms and other catastrophic events and natural disasters;

•	governmental regulation and taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas producing countries; and

•	our strategic plans, objectives, expectations and intentions for future operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of common unitholders was held November 3, 2008. At the meeting, the following matters were voted upon:

Class B managers nominated and reelected to serve for a term to expire in 2009 and until their successors are duly elected and qualified as follows:

	Common Units Votes For	Common Units Withheld
Richard H. Bachmann	16,216,769	278,146
Richard S. Langdon	16,216,869	278,046
John N. Seitz	16,216,369	278,546

The ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2008 was approved. With respect to common unitholders, the number of affirmative votes cast was 16,462,083, the number of votes cast against was 15,820, and the number of abstentions was 17,012.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following documents are filed as a part of this Quarterly Report on Form 10-Q:

1.	Financial Statements:

Consolidated Statements of Operations and Comprehensive Income – Constellation Energy Partners LLC for the three months ended September 30, 2008 and September 30, 2007 and the nine months ended September 30, 2008 and September 30, 2007

Consolidated Balance Sheets – Constellation Energy Partners LLC at September 30, 2008 and December 31, 2007

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the nine months ended September 30, 2008 and September 30, 2007

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income – Constellation Energy Partners LLC for the nine months ended September 30, 2008

Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description

*31.1.	—	Certification of Chief Executive Officer, Chief Operating Officer and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	—	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	—	Certification of Chief Executive Officer, Chief Operating Officer and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	—	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Constellation Energy Partners LLC, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC
(REGISTRANT)

Date: November 7, 2008	By	/s/ Charles C. Ward
Chief Financial Officer and Treasurer and as Principal Financial Officer of Registrant