Form 10-Q
period 2009-03-31
Constellation Energy Partners LLC
filed 2009-05-08
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Telephone Number: (410) 468-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on May 7, 2009: 21,938,342 units.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2009	2008
	(In 000’s except unit data)
Revenues
Oil and gas sales	$32,862	$31,425
Gain / (Loss) from mark-to-market activities (see Note 5)	19,331	(2,956)

Total revenues	52,193	28,469
Expenses:
Operating expenses:
Lease operating expenses	8,785	9,064
Cost of sales	832	1,148
Production taxes	970	1,665
General and administrative	5,336	3,335
(Gain) / Loss on sale of asset	17	(211)
Depreciation, depletion and amortization	14,434	9,533
Accretion expense	102	101

Total operating expenses	30,476	24,635
Other expense / (income)
Interest expense	2,843	2,560
Interest (income)	(2)	(241)
Other expense (income)	(57)	14

Total other expenses / (income)	2,784	2,333

Total expenses	33,260	26,968

Net income	$18,933	$1,501
Other comprehensive income (loss)	7,713	(48,249)

Comprehensive income (loss)	$26,646	$(46,748)

Earnings per unit (see Note 1)
Earnings per unit—Basic	$0.85	$0.07
Units outstanding—Basic	22,386,063	22,362,357
Earnings per unit—Diluted	$0.85	$0.07
Units outstanding—Diluted	22,386,063	22,362,357
Distributions declared and paid per unit	$0.13	$0.5625

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
	(In 000’s)
ASSETS
Current assets
Cash and cash equivalents	$13,916	$6,255
Accounts receivable	6,201	9,363
Prepaid expenses	1,554	1,026
Risk management assets (see Note 5)	48,878	35,587

Total current assets	70,549	52,231
Oil and natural gas properties (See Note 7)
Natural gas properties, equipment and facilities	783,230	769,103
Material and supplies	5,660	4,587
Less accumulated depreciation, depletion and amortization	(125,332)	(111,171)

Net oil and natural gas properties	663,558	662,519
Other assets
Debt issue costs (net of accumulated amortization of $1,730 at March 31, 2009 and $1,495 at December 31, 2008)	1,734	1,963
Risk management assets (see Note 5)	42,744	29,746
Other non-current assets	12,054	12,390

Total assets	$790,639	$758,849

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$1,365	$2,809
Payable to affiliate	864	1,043
Accrued liabilities	13,589	10,088
Environmental liabilities	312	441
Royalty payable	3,723	5,125

Total current liabilities	19,853	19,506
Other liabilities
Asset retirement obligation	6,895	6,754
Debt	220,000	212,500

Total other liabilities	226,895	219,254

Total liabilities	246,748	238,760

Commitments and contingencies (See Note 9)

Class D Interests	6,667	6,667

Members’ equity
Class A units, 447,721 and 447,721 shares authorized, issued and outstanding, respectively	9,588	9,266
Class B units, 22,348,763 and 22,348,763 shares authorized, respectively, and 21,938,342 and 21,938,342 issued and outstanding, respectively	469,796	454,029
Accumulated other comprehensive income	57,840	50,127

Total members’ equity	537,224	513,422

Total liabilities and members’ equity	$790,639	$758,849

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2009	2008
	(In 000’s)
Cash flows from operating activities:
Net income	$18,933	$1,501
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	14,434	9,533
Amortization of debt issuance costs	264	272
Accretion of plugging and abandonment liability	102	101
Equity earnings (losses) in affiliate	(57)	14
(Gain) Loss from disposition of property and equipment	17	(211)
Hedge ineffectiveness	267	1,214
(Gain) Loss from mark-to-market activities	(19,331)	2,956
Long-term incentive plan	68	98
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	488	(812)
(Increase) decrease in accounts receivable	3,162	(3,460)
(Increase) decrease in prepaid expenses	(531)	311
(Increase) decrease in other assets	42	367
Increase (decrease) in accounts payable	(1,444)	751
Increase (decrease) in payable to affiliate	(179)	(1,276)
Increase (decrease) in accrued liabilities	(349)	740
Increase (decrease) in royalty payable	(1,402)	2,385

Net cash provided by operating activities	14,484	14,484

Cash flows from investing activities:
Cash paid for acquisitions, net of cash required	23	(52,204)
Development of natural gas properties	(11,480)	(9,015)
Proceeds from sale of equipment	—	5
Distributions from equity affiliate	80	105

Net cash used in investing activities	(11,377)	(61,109)

Cash flows from financing activities:
Members’ distributions	(2,910)	(12,906)
Proceeds from issuance of debt	7,500	212,000
Repayment of debt	—	(153,000)
Costs for shelf registration statement	—	(329)
Debt issue costs	(36)	(1,042)

Net cash provided by financing activities	4,554	44,723

Net (decrease) increase in cash	7,661	(1,902)
Cash and cash equivalents, beginning of period	6,255	18,689

Cash and cash equivalents, end of period	$13,916	$16,787

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$3,747	$(378)
Cash received during the period for interest	$2	$130
Cash paid during the period for interest	$(2,564)	$(3,500)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount	Units	Amount
	( In 000’s, except unit amounts)
Balance, December 31, 2008	447,721	$9,266	21,938,342	$454,029	$50,127	$513,422
Distributions	—	(58)	—	(2,852)	—	(2,910)
Change in fair value of commodity hedges	—	—	—	—	20,262	20,262
Cash settlement of commodity hedges	—	—	—	—	(13,149)	(13,149)
Change in fair value of interest rate hedges	—	—	—	—	600	600
Long-term incentive program	—	3	—	65	—	68
Net income	—	379	—	18,554	—	18,933

Balance, March 31, 2009	447,721	$9,588	21,938,342	$469,796	$57,840	$537,224

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of, and for the period ended March 31, 2009, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2009 financial statement presentation.

CBM Equity IV Holdings, LLC was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware and had no principal operations prior to the acquisition of our properties in the Black Warrior Basin on June 13, 2005. On May 10, 2006, CBM Equity IV Holdings, LLC changed its name to Constellation Energy Resources LLC. On July 18, 2006, Constellation Energy Resources LLC changed its name to Constellation Energy Partners LLC (“CEP” or the “Company”). CEP completed its initial public offering on November 20, 2006, and is traded on the NYSE Arca under the symbol “CEP”. CEP is partially-owned by Constellation Energy Commodities Group, Inc. (“CCG”), which is owned by Constellation Energy Group, Inc. (NYSE: CEG) (“Constellation” or “CEG”). As of March 31, 2009, affiliates of Constellation own all of the Company’s Class A units, all of the management incentive interests, approximately 27% of the Company’s common units and all of the Company’s Class D interests.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are consistent with those discussed in its Annual Report on Form 10-K for the year ended December 31, 2008.

Earnings per Unit

Basic earnings per unit (“EPS”) are computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. At March 31, 2009, we had 447,721 Class A units and 21,938,342 Class B units outstanding. Of the Class B units, 23,232 units are restricted unvested common units granted and outstanding.

The following table presents earnings per common unit amounts computed using SFAS 128:

	Income	Unit	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2009
Basic EPS:
Income allocable to unitholders	$18,933	22,386,063	$0.85
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income allocable to common unitholders	$18,933	22,386,063	$0.85

	Income	Unit	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2008
Basic EPS:
Income allocable to unitholders	$1,501	22,362,357	$0.07
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income allocable to common unitholders	$1,501	22,362,357	$0.07

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board issued a FASB Staff Position (FSP) on EITF Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in unit-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per unit under the two-class method described in SFAS 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash distributions on unit-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period earnings per unit calculations. CEP adopted FSP EITF 03-06-1 on January 1, 2009, and began including all unvested LTIP restricted common units that earn distributions in earnings per unit calculations for all periods presented.

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

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and requires entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. The adoption of this standard did not have a material impact on our financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2009, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us.

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

Upon the announcement of the acquisition, the Company entered into derivative transactions to hedge a portion of the future expected production associated with these wells (see Note 5).

The total consideration paid was $50.2 million, which consisted of $50.3 million in cash and transaction costs and assumed liabilities of approximately $0.1 million, primarily associated with asset retirement obligations on the properties. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

Acquired March 31, 2008	(in millions)
Oil and Natural Gas Properties	$50.3

Total assets acquired	50.3
Asset retirement obligations	(0.1)

Net assets acquired	$50.2

The purchase price allocation is based on evaluations of estimated proved oil and natural gas reserves, discounted cash flows, quoted market prices, and other estimates by management.

The purchase price allocation related to the CoLa Acquisition remains subject to post-closing or title adjustments. Under the purchase agreement, the Company will have the right to assert, and CoLa will have the right to attempt to cure, any title defects to the acquired wells until July 31, 2009. CoLa’s post-closing payment obligations with respect to title defects and indemnities under the purchase agreement is secured, in part, by a guaranty from CCG delivered at closing. The maximum amount of the CCG guaranty is limited to (i) 20% of the purchase price, with respect to indemnity obligations, and (ii) with respect to title defect obligations, the amount of such title defects, such amount to be calculated as provided in the purchase agreement. The amount of CCG’s guaranty with respect to title defect obligations will decrease as title curative is received or CoLa receives proceeds of production from the wells as to which payments of production proceeds had not commenced as of the closing date and which are attributable to periods prior to the effective time of the purchase agreement. Under certain circumstances, identified title defects may result in a purchase price adjustment.

Pro Forma Results

The unaudited pro forma results presented below have been prepared to give effect to the CoLa Acquisition described above on our results of operations as if it had been consummated at the beginning of the period presented. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

March 31, 2008
(In 000’s)
Pro forma:
Revenue	$31,803
Net income	$1,501
Basic earnings per share	$0.07
Diluted earnings per share	$0.07

5. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

The Company has hedged a portion of its expected natural gas sales from currently producing wells through December 2013. All of the Company’s swaps, basis swaps and options are accounted for as mark-to-market activities as of March 31, 2009.

At March 31, 2009 and December 31 2008, the Company had debt outstanding of $220.0 million and $212.5 million, respectively, under its reserve-based credit facilities. The Company has entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $168.0 million of the outstanding debt through October 2010. All of the Company’s interest rate swaps are accounted for as mark-to-market activities as of March 31, 2009.

For the three months ended March 31, 2009 and 2008, the Company recognized mark-to-market gains of approximately $19.3 million and losses of approximately $3.0 million, respectively, in connection with its commodity derivatives. For the three months ended March 31, 2009 and 2008, the Company recognized mark-to-market gains of approximately $0.3 million and no gains or losses, respectively, in connection with its interest rate derivatives. At March 31, 2009 and December 31, 2008, the fair value of the derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $91.6 million and a net asset of approximately $20.9 million, respectively.

Accumulated Other Comprehensive Income

Prior to the first quarter of 2009, the Company accounted for certain of its commodity and interest rate derivatives as hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The value of the cash flow hedges included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets was an unrecognized gain of approximately $57.8 million and an unrecognized gain of $50.1 million at March 31, 2009 and December 31, 2008, respectively. The Company expects that the unrecognized gain will be reclassified from Accumulated other comprehensive income (loss) to the income statement in the following periods:

For the Quarter Ended	Commodity Derivatives	Interest Rate Derivatives	Non- performance Risk	Total AOCI
		( In 000’s)
June 30, 2009	$12,624	$(1,239)	$(30)	$11,355
September 30, 2009	11,038	(1,273)	(67)	9,698
December 31, 2009	9,921	(1,222)	(93)	8,606
March 31, 2010	5,728	(1,149)	(52)	4,527
June 30, 2010	4,319	(964)	(51)	3,304
September 30, 2010	3,726	(892)	(54)	2,780
December 31, 2010	3,568	(326)	(62)	3,180
March 31, 2011	1,154	—	(33)	1,121
June 30, 2011	2,791	—	(93)	2,698
September 30, 2011	2,494	—	(93)	2,401
December 31, 2011	1,874	—	(77)	1,797
March 31, 2012	845	—	(26)	819
June 30, 2012	2,257	—	(77)	2,180
September 30, 2012	2,016	—	(74)	1,942
December 31, 2012	1,491	—	(59)	1,432

Total	$65,846	$(7,065)	$(941)	$57,840

Fair Value Measurements

We use SFAS 157, Fair Value Measurements, to measure fair value of our financial assets and liabilities on a recurring basis. Beginning January 1, 2009, we also applied SFAS 157 to non-financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements for assets and liabilities measured on a recurring basis. All of CEP’s derivative instruments are recorded at fair value in our financial statements. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009.

At March 31, 2009	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value
	(In 000’s)
Risk management assets	$—	$86,649	$4,973	$—	$91,622
Risk management liabilities	$—	$—	$—	$—	$—

Total	$—	$86,649	$4,973	$—	$91,622

*	All of our derivative instruments are secured by our reserve-based credit facilities.

At December 31, 2008	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value
	(In 000’s)
Risk management assets	$—	$58,581	$6,752	$—	$65,333
Risk management liabilities	$—	$—	$—	$—	$—

Total	$—	$58,581	$6,752	$—	$65,333

*	All of our derivative instruments are secured by our reserve-based credit facilities.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

The valuation of our derivatives is performed by Constellation under a management services agreement (see Note 7). In order to determine the fair value amounts presented above, Constellation utilizes various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and parental guarantees), but also the impact of our nonperformance risk on our liabilities. We use our reserve-based credit facilities, or guarantees from Constellation, to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, nor make any adjustments for non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our assets from counterparties. At March 31, 2009, the impact of non-performance credit risk on the valuation of our assets from counterparties was $1.8 million, of which $0.9 million was reflected as a reduction to our non-cash market-to-market gain and $0.9 million was reflected as a reduction to our accumulated other comprehensive income.

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

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2009 (In 000’s)
Balance at beginning of period	$6,752
Realized and unrealized gains:
Included in earnings	(408)
Included in other comprehensive income	(348)
Purchases, sales, issuances and settlements	(1,023)
Transfers into and out of Level 3(a)	—

Balance as of March 31, 2009	$4,973

Change in unrealized gains relating to derivatives still held as of March 31, 2009	$(962)

(a)	Reflects transfers of derivatives from Level 3 to Level 2 because observable market data is available for all time periods for which we have derivative instruments.

Three Months Ended March 31, 2008 (In 000’s)
Balance at beginning of period	$(3,591)
Realized and unrealized gains:
Included in earnings	(218)
Included in other comprehensive income	(5,806)
Purchases, sales, issuances, and settlements	369
Transfers into and out of Level 3(a)	—

Balance as of March 31, 2008	$(9,246)

Change in unrealized gains relating to derivatives still held as of March 31, 2008	$(5,847)

(a)	Reflects transfers of derivatives from Level 3 to Level 2 because observable market data is available for all time periods for which we have derivative instruments.

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

Fair Value of Financial Instruments

At March 31, 2009, the carrying values of cash and cash equivalents, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature. The Company believes the carrying value of long-term debt approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms, which represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.

The following fair value disclosures are applicable under SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, as of March 31, 2009:

Derivative Type	Location of Asset / (Liability) on Balance Sheet	Fair Value of Asset /
		(Liability) on Balance Sheet
		Quarter Ended	Year Ended
		March 31, 2009	December 31, 2008
Commodity-MTM	Risk management assets	$99,031	$20,947

Interest Rate-MTM	Risk management assets / liabilities	(7,409)	—

	Total MTM Derivatives	$91,622	$20,947

Commodity-Cash Flow	Risk management assets	$—	$52,050

Interest Rate-Cash Flow	Risk management assets / liabilities	—	(7,665)

	Total Cash Flow Derivatives	$—	$44,385

	Total Derivatives	$91,622	$65,332

		Amount of Gain / (Loss)
Derivative Type	Location of Gain / (Loss) in Income	in Income
		Quarter Ended	Quarter Ended
		March 31, 2009	March 31, 2008
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$19,331	$(2,956)

Commodity-MTM	Oil and gas sales	$2,003	$(1,070)

Interest Rate-MTM	Interest expense	(946)	46

	Total MTM Derivatives	$20,388	$(3,980)

Derivative Type	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain /(Loss) Reclassified		Amount of Gain /(Loss)
		from AOCI into Income - Effective		in Income - Ineffective
		Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
		March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Commodity-Cash Flow	Oil and gas sales	$13,149	$1,894	$267	$1,214

Interest Rate-Cash Flow	Interest expense	(602)	45	—	—

	Total Cash Flow	$12,547	$1,939	$267	$1,214

As of March 31, 2009, the Company has interest rate swaps on $168.0 million of its outstanding debt through October 2010, various commodity swaps for 42,618,750 MMbtu of natural gas production through December 2013, various basis swaps for 21,878,000 MMbtu of natural gas production in the Cherokee Basin through December 2012, and a put option for 280,000 MMbtu of natural gas production through December 2009.

6. DEBT

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

On March 28, 2008, the Company borrowed $131.0 million under the term loan portion of the Credit Facility. A portion of the proceeds of the borrowings (less associated transaction costs) were used to finance the aggregate consideration for the acquisition of CoLa, and a portion of the proceeds of the borrowings (less associated transaction costs) were used to repay existing indebtedness. Through March 31, 2009, the Company borrowed an additional net $8.0 million, increasing the total borrowings under the credit facility to $139.0 million.

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

In addition, the Company is required to maintain (i) a ratio of debt to Adjusted EBITDA (defined as, for any period, the sum of consolidated net income for such period plus the following expenses or charges to the extent deducted from consolidated net income in such period: interest expense, depreciation, depletion, amortization, write-off of deferred financing fees, impairment of long-lived assets, (gain) loss or sale of assets, (gain) loss from equity investment, accretion of asset retirement obligation, unrealized (gain) loss on natural gas derivatives and realized (gain) loss on cancelled natural gas derivatives, and other similar charges) of not more than 3.50 to 1.00; (ii) Adjusted EBITDA to cash interest expense of not less than 2.5 to 1.0; and (iii) consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt obligations under the credit facilities, of not less than 1.0 to 1.0, all calculated pursuant to the requirements under SFAS 133 and SFAS 143, Accounting for Asset Retirement Obligations (including the current liabilities in respect of the termination of natural gas and interest rate swaps). All financial covenants are calculated using CEP’s consolidated financial information.

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

The Amended and Restated Credit Facility contains a condition to borrowing and a representation that no material adverse effect (“MAE”) has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of the Company and its subsidiaries who are guarantors taken as a whole. If a MAE were to occur, CEP would be prohibited from borrowing under the reserve-based credit facilities and would be in default under the facilities, which could cause all of its existing indebtedness to become immediately due and payable.

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

Debt Issue Costs

Total debt issue costs incurred through March 31, 2009, were approximately $3.5 million. These costs are being amortized over the life of the credit facilities.

Funds Available for Borrowing

As of March 31, 2009 and 2008, the Company had $220.0 million and $212.0 million, respectively, in outstanding debt under its reserve-based credit facilities. As of March 31, 2009, the Company had $45.0 million in remaining borrowing capacity under the reserve-based credit facilities, of which $18.5 million is available for borrowing that would allow the Company to remain in compliance with its debt covenants at its first quarter 2009 distribution level.

Compliance with Debt Covenants

Our reserve-based credit facilities mature in October 2010 and, as a result, amounts due under the facilities are scheduled to become a current liability in October 2009. We may not be able to renew or replace the facilities at similar borrowing costs, terms, covenants, restrictions, or borrowing base, or with similar debt issue costs.

The reserve-based credit facilities limit the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. The borrowing base will be re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the oil and natural gas prices existing at the time. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the reserve-based credit facilities. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the reserve-based credit facilities. Our current combined borrowing base under the reserve-based credit facilities is $265.0 million and we expect that the next borrowing base redetermination will be in mid-2009.

At March 31, 2009, CEP believes that it was in compliance with the debt covenants contained in its credit facilities. As of March 31, 2009, the actual debt to Adjusted EBITDA ratio was 3.0 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, the actual ratio of current assets to current liabilities was 3.4 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and the actual Adjusted EBITDA to cash interest expense ratio was 6.7 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

If CEP is unable to remain in compliance with the debt covenants associated with its reserve-based credit facilities or maintain the required ratios discussed above, CEP could request waivers from the lenders in its bank group. Although the lenders may not provide a waiver, CEP may take additional steps in the event of not meeting the required ratios or in the event of a reduction in the combined borrowing base below its current level of $265.0 million at the future redetermination by the lenders. If it becomes necessary to pay debt down beyond operating cash flows, CEP could reduce capital expenditures, reduce or eliminate quarterly distributions to unitholders, sell oil and natural gas properties, liquidate in-the-money derivative positions, reduce operating and administrative costs, or take additional steps to increase liquidity. To the extent that CEP does not enter into an agreement to refinance or extend the due date on the reserve-based credit facilities, the outstanding debt balance at October 31, 2009, will become a current liability.

7. OIL AND NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	March 31, 2009	December 31, 2008
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$744,060	$729,898
Unproved property	38,258	38,293

Total property costs	782,318	768,191
Materials and supplies	5,660	4,587
Land	912	912

Total	788,890	773,690
Less: Accumulated depreciation, depletion and amortization	(125,332)	(111,171)

Natural gas properties and equipment, net	$663,558	$662,519

Impairment of Oil and Natural Gas Properties

In the three months ended March 31, 2009, CEP recorded a charge of approximately $0.4 million to impair the value of certain of its wells located in the Woodford Shale in Oklahoma. This charge is included in depreciation, depletion and amortization in the Statement of Operations. This impairment was recorded because the carrying value of certain of the wells exceeded the fair value of the wells as measured by estimated cash flows reported in a third party reserve report that was based upon future expected oil and natural gas prices. The impairment is primarily caused by the impact of lower future expected natural gas prices. Cash flow estimates for the impairment testing exclude derivative instruments. As of March 31, 2009, CEP reviewed its other properties for impairment and the estimated undiscounted future cash flows exceeded the net capitalized costs, thus no impairment was required to be recognized. If oil and natural gas prices continue to significantly decline during 2009, the estimated undiscounted future cash flows for CEP’s proved oil and natural gas properties may not exceed the net capitalized costs for the properties and an impairment may be required to be recognized.

Involuntary Conversion

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

8. RELATED PARTY TRANSACTIONS

Management Services Agreement

In November 2006, CEP entered into a management services agreement with Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of Constellation, to provide certain management, technical and administrative services. These services include legal, accounting and finance, engineering and technical, risk management, information technology and tax services, as well as acquisition services related to opportunities to acquire oil and natural gas reserves and related midstream assets. CEPM and its affiliates do not have any obligation to provide acquisition services or other services under the management services agreement, provided that CEPM may receive added compensation for providing CEP with services as a result of the management incentive interests it holds in CEP. Each quarter, CEPM charges CEP an amount for services provided to CEP. This amount is agreed to annually and includes a portion of the compensation paid by CEPM and its affiliates to personnel who spend time on CEP’s business and affairs. The allocation of compensation expense for the chief executive officer, chief financial officer and chief accounting officer was fixed by agreement between the parties in 2008. As of January 1, 2009, these three officers, and CEP’s general counsel, became direct employees of the Company. The allocation of compensation expense for other personnel of CEPM and its affiliates is determined based on the percentage of time spent by such personnel on CEP’s business and affairs. The conflicts committee of the Company’s board of managers reviews at least annually the services to be provided by CEPM and the costs to be charged to CEP under the management services agreement and reviews the cost allocation quarterly. The conflicts committee also determines if the amounts to be paid by the Company for the services to be performed are fair to and in the best interests of the Company. During the year, the cost allocation may be adjusted upwards to reflect additional services provided by CEPM and its affiliates or downwards to reflect the transition of services to CEP employees. These costs totaled approximately $0.6 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. The costs charged to CEP under the management services agreement may be greater or less than the actual costs CEP would incur if the services were performed by an unaffiliated third party.

CEP had payables to CEPM of $0.6 million and $0.8 million and to CCG of $0.2 million and $0.3 million as of March 31, 2009 and December 31, 2008, respectively. This payable balance is included in current liabilities in the accompanying balance sheets.

Credit Support Fee Agreements

As described further in Note 5, CEG and CEP entered into credit support fee agreement under which CEG guaranteed credit support for certain financial derivatives with three financial institutions. This credit support fee agreement has expired. For the three months ended March 31, 2008, CEG charged CEP $0.1 million for the credit support.

Natural Gas Purchases

As of March 31, 2009, CCG purchased natural gas from CEP in the Cherokee Basin. The arrangement was reviewed by the conflicts committee of CEP’s board of managers. The committee found that the arrangement was fair to and in the best interests of CEP. Through July 31, 2009, CEP has a guarantee from Constellation for payment of up to $8 million for sales made to CCG. In addition, CCG also provided CEP a letter of credit to secure the payment for natural gas purchases which is for $0.9 million through Wachovia Bank and expires on May 15, 2009. For the three months ended March 31, 2009, and March 31, 2008, CCG paid CEP $5.5 million and $3.3 million for natural gas purchases, respectively. See Note 16 for additional information.

Management Incentive Interests

CEPM holds the management incentive interests in the Company. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in the Company’s limited liability company agreement) has been achieved and certain other tests have been met. For the three months ended March 31, 2009, none of these applicable tests have been met, and, as a result, CEPM was not entitled to receive any management incentive interest distributions.

For the third quarter 2007, the Company increased its quarterly distribution rate to $0.5625 per unit. This increase in the distribution rate commenced a management incentive interest vesting period under the Company’s limited liability company agreement. Through December 31, 2008, a cash reserve of $0.7 million had been established to fund future distributions on the management incentive interests. In February 2009, the Company reduced its quarterly distribution rate to $0.13 per unit. This decrease in the distribution rate terminated the initial management incentive interest vesting period. After the February 13, 2009 distribution was paid, this reserve of $0.7 million was reduced to zero.

CoLa Acquisition

As further described in Note 4, on March 31, 2008, the Company acquired 83 non-operated producing oil and natural gas wells in the Woodford Shale in the Arkoma Basin in Oklahoma from CoLa for approximately $50.2 million, including purchase price adjustments through March 31, 2009. CoLa is an affiliate of CEG, the Company’s sponsor. The transaction was reviewed and approved by the Company’s conflicts committee. In its review, the Company’s conflicts committee considered various economic factors (including historical and estimated future production, estimated proved reserves, future pricing estimates and operating cost estimates) regarding the transaction, and determined that the transaction was fair to and in the best interests of the Company.

9. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, the Company is subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation. As of March 31, 2009 and December 31, 2008, other than the matters discussed below, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

Certain of the Company’s wells in the Robinson’s Bend Field are subject to a net profits interest (“NPI”) held by Torch Energy Royalty Trust (the “Trust”) (See Note 11). The royalty payment to the Trust is calculated using a sharing arrangement with a pricing formula that has had the effect of keeping our payments to the Trust lower than if such payments had been calculated based on prevailing market prices. CEP is uncertain of the financial impact of the NPI over the life of the Robinson’s Bend Field as it has volumetric and price risk variables. However, in order to address a portion of the risk of the potential adverse impact on CEP’s operating results from a termination of the sharing arrangement, Constellation Holdings, Inc. (“CHI”) contributed $8.0 million to CEP in exchange for all of CEP’s Class D interests at the closing of its initial public offering to be used to protect the distributions to the common unit holders in the event the sharing arrangement is terminated. This contribution will be returned to CHI in 24 special quarterly distributions as long as the sharing agreement remains in effect for the distribution period. As a result of the initiation of the legal proceedings discussed in Note 11 and Note 16, the Class D interest special quarterly distributions have been suspended for all quarters commencing on or after January 1, 2008. See Note 16 for additional information.

For CEP’s 2009 drilling programs, CEP has committed to purchase approximately $2.2 million in pipe, tubing, and casing. This has been purchased and is either in inventory or has been capitalized to wells in progress.

10. ASSET RETIREMENT OBLIGATION

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

The following table is a reconciliation of the ARO:

	March 31, 2009	December 31, 2008
	(In 000’s)
Asset retirement obligation, beginning balance	$6,754	$6,163
Liabilities incurred from acquisition of the properties (Note 4)	—	56
Liabilities incurred	39	124
Accretion expense	102	411

Asset retirement obligation, ending balance	$6,895	$6,754

Additional retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation. There have been no material expenditures for abandonments.

At March 31, 2009, and December 31, 2008, there were no assets legally restricted for purposes of settling existing asset retirement obligations.

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

The cumulative “Net NPI Proceeds” balance must be greater than $0 before any payments are made to the Trust. The cumulative Net Proceeds was a deficit for the three months ended March 31, 2009 and 2008. As a result, no payments were made to the Trust with respect to the NPI for the three months ended March 31, 2009 and 2008.

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

Termination of the Trust and Gas Purchase Contract

On January 29, 2008, the unitholders of the Trust voted to terminate the Trust and the trust agreement and authorized the Trustee to wind up, liquidate and distribute the assets held by the Trust under the terms of the trust agreement. The gas purchase contract, by its terms, was also terminated on January 29, 2008 as a result of the termination of the Trust.

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

The Trust and Trust Venture filed a petition to vacate the Final Award (the “Petition to Vacate”) with the District Court of Harris County, Texas, 152nd Judicial District (the “District Court”) on October 16, 2008. The Claimants filed a motion to confirm the Final Award (the “Motion to Confirm”) with the District Court on November 5, 2008. On December 10, 2008, the District Court dismissed the Petition to Vacate and granted the Motion to Confirm, thus confirming the Final Award. The Company believes that any timely further appeal or request for other relief by the Trust and Trust Venture should have been filed by January 9, 2009. The Company is not aware of any filing having been made as of March 31, 2009. See Note 16 for additional information.

Water Gathering, Separation, and Disposal Costs

As a result of the termination of the Trust, certain water gathering, separation and disposal costs, which are a component of the NPI calculation, increased from $0.53 per barrel to $1.00 per barrel pursuant to the Water Gathering and Disposal Agreement dated August 9, 1990, as amended, attached as exhibits to this annual report. The amounts of the water gathering, separation and disposal costs are set forth in the Water Gathering and Disposal Agreement, as amended. On January 8, 2009, the Company was served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in Alabama state court demanding an audited statement of revenues and expenses associated with the NPI, alleging a breach of contract under the conveyance associated with the NPI and the agreement establishing the Trust and asserting that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit seeks unspecified damages and an accounting of the NPI. On February 9, 2009, the Company filed a motion to dismiss the lawsuit and filed an arbitration proceeding against the Trust relating to the claims alleged in the lawsuit with Judicial Arbitration and Mediation Services (JAMS). On February 12, 2009 Trust Venture requested a stay of the arbitration proceeding. On February 25, 2009, the Circuit Court of Tuscaloosa County, Alabama denied the Company’s motion to dismiss the lawsuit and also denied Trust Venture’s motion to stay the arbitration proceeding. The Company intends to defend itself vigorously with respect to the alleged claims. There can be no assurance as to the outcome or result of the lawsuit or the arbitration proceeding. The Company intends its forward-looking statements relating to the action to speak only as of the time of such statements and does not plan to update or revise them except to the extent that material information becomes available. See Note 16 for additional information.

12. ENVIRONMENTAL LIABILITY

CEP is subject to costs resulting from federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. As of March 31, 2009 and December 31, 2008, accrued environmental obligations were $0.3 million and $0.4 million, respectively. These obligations were classified as current liabilities on CEP’s Consolidated Balance Sheet.

13. UNIT-BASED COMPENSATION

The Company recognized approximately $0.1 million and $0.1 million of expense related to its long-term incentive plan’s unit-based compensation in the three months ended March 31, 2009, and March 31, 2008, respectively.

2009 Grants

As of March 31, 2009, the Company had not granted any restricted common unit awards for 2009. See Note 16 for additional information.

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

The Company granted 11,004 restricted common unit awards on March 1, 2008, to the independent, non-employee members of the Board of Managers. These units had a total fair market value of approximately $225,000 at the grant date. These service-based restricted units vested in full on March 1, 2009.

2007 Grants

The Company granted 5,343 restricted common unit awards on September 14, 2007, to the independent, non-employee members of the Board of Managers. These units had a total fair market value of approximately $225,000 at the grant date. This amount was recognized over the vesting period. These restricted common units vested in full on March 1, 2008.

14. DISTRIBUTIONS TO UNITHOLDERS

Distributions through March 31, 2009

On February 13, 2009, the Company paid a distribution for the fourth quarter of 2008 to the unitholders of record at February 6, 2009. The distribution was paid to holders of common units and Class A units at a rate of $0.13 per unit.

Distributions through March 31, 2008

On February 14, 2008, the Company paid a distribution for the fourth quarter of 2007 to the unitholders of record at February 7, 2008. The distribution was paid to holders of common units and Class A units at a rate of $0.5625 per unit. A distribution of $0.3 million was paid to the holder of the Company’s Class D interests on February 14, 2008.

15. MEMBERS’ EQUITY

2009 Equity

At March 31, 2009, we had 447,721 Class A units and 21,938,342 Class B units outstanding, which included 23,232 unvested restricted common units. See Note 16 for additional information.

At March 31, 2009, we had granted 39,579 units of the 450,000 units available under our long-term incentive plan. Of these grants, 16,347 have vested. See Note 16 for additional information.

2008 Equity

At March 31, 2008, we had 447,247 Class A units and 21,915,110 Class B units outstanding, which included 11,004 restricted unvested common units.

At March 31, 2008, we had granted 16,347 units of the 450,000 units available under our long-term incentive plan. Of these grants, 5,343 have vested.

16. SUBSEQUENT EVENTS

Distribution

On April 24, 2009, the Company declared a distribution for the first quarter of 2009 at a rate of $0.13 per common unit and Class A unit to the unitholders of record at May 8, 2009. The distribution will be paid on May 15, 2009.

Torch NPI

On January 8, 2009, the Company was served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in Alabama state court demanding an audited statement of revenues and expenses associated with the NPI, alleging a breach of contract under the conveyance associated with the NPI and the agreement establishing the Trust and asserting that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit seeks unspecified damages and an accounting of the NPI. On February 9, 2009, the Company filed a motion to dismiss the lawsuit and filed an arbitration proceeding against the Trust relating to the claims alleged in the lawsuit with Judicial Arbitration and Mediation Services (JAMS). On February 12, 2009 Trust Venture requested a stay of the arbitration proceeding. On February 25, 2009, the Circuit Court of Tuscaloosa County, Alabama denied the Company’s motion to dismiss the lawsuit and also denied Trust Venture’s motion to stay the arbitration proceeding. On April 1, 2009, the Circuit Court of Tuscaloosa County, Alabama again denied the Company’s motion to stay the litigation in Alabama and again denied Trust Venture’s motion to stay the arbitration proceeding. On April 10, 2009, the arbitration panel granted Trust Venture’s motion to stay the arbitration proceeding until the conclusion of the related litigation that is currently pending in Alabama. As a result, the Alabama litigation is proceeding. The Company intends to defend itself vigorously with respect to the alleged claims. There can be no assurance as to the outcome or result of the lawsuit or the arbitration proceeding. The Company intends its forward-looking statements relating to the action to speak only as of the time of such statements and does not plan to update or revise them except to the extent that material information becomes available.

Class D Interests

In connection with litigation related to the Torch NPI, the Company has suspended all quarterly cash contributions with respect to the Company’s Class D interests. This suspension includes the $333,333.33 quarterly cash distribution for the three months ended March 31, 2009 and $1,333,333.32 which represents the distributions that were suspended for the quarterly periods ended December 31, September 30, June 30, and March 31, 2008. The remaining undistributed amount of the Class D interests is $6.7 million.

Members’ Equity

Adoption of the Executive Inducement Bonus Program

An Executive Inducement Bonus Program was adopted and approved by the Company’s Board of Managers on April 28, 2009. The plan was created without unitholder approval in reliance on the exemption provided in NYSE Arca rule 5.3(d)(5)(A). On May 7, 2009, CEP filed a registration statement with the SEC on Form S-8 for 300,000 common units associated with grants under this program made to the executives of CEP described below. After initial grants have been made, the only additional common units that can be issued under this program are for distribution rights in connection with distribution credits as described below.

Adoption of the 2009 Omnibus Incentive Compensation Plan

A 2009 Omnibus Incentive Compensation Plan containing 1,650,000 common units was adopted and approved by the Company’s Board of Managers on April 28, 2009, subject to approval by the Company’s common unitholders. If the common unitholders do not approve the plan, any grants made under the plan, including those discussed below, will be settled in cash based on the fair market value on the vesting date. Upon approval of the plan by the common unitholders, any outstanding grants will automatically convert into the same number of restricted common units which are settled in common units and not cash.

The adoption of the Executive Inducement Bonus Program and the 2009 Omnibus Incentive Compensation Plan will increase the number of authorized common units of the Company and will be considered when calculating diluted earnings per unit. The 2009 Omnibus Incentive Compensation Plan does not replace or affect the Company’s LTIP that was adopted in November 2006 and it does not replace or affect the Executive Inducement Bonus Program discussed above. The 2009 Omnibus Incentive Compensation Plan contains 1,650,000 common units, of which approximately 716,413 units remain available for grants under the plan. The LTIP contains 450,000 common units, of which approximately 410,421 remain available for grants under the LTIP. The Executive Inducement Bonus Program is not expected to exceed 300,000 common units, of which approximately 138,129 units remain available for distribution rights in connection with distribution credits to the executives of CEP under the program.

Unit-Based Compensation

Grants under the 2009 Omnibus Incentive Compensation Plan

On April 28, 2009, the Company’s Board of Managers approved a grant of 26,979 notional units to each of the independent managers currently serving on the Board of Managers, each with an approximate grant-date value of $83,365 based on the closing price per unit on May 1, 2009. The grants were made under the 2009 Omnibus Incentive Compensation Plan pursuant to grant agreements, dated May 1, 2009, by and between the Company and each of Richard H. Bachmann, Richard S. Langdon and John N. Seitz. If the common unitholders do not approve the 2009 Omnibus Incentive Compensation Plan, the notional units will be settled in cash based on the fair market value on the vesting date. Upon approval of the 2009 Omnibus Incentive Compensation Plan by the common unitholders, the notional units so granted to the independent managers will automatically convert into restricted units. These grants vest on March 1, 2010.

On May 1, 2009, the Company made grants of an aggregate of 140,341 notional units under the 2009 Omnibus Incentive Compensation Plan to seven new employees of the Company’s wholly owned subsidiary, CEP Services Company, Inc (“CEP Services”), with an approximate aggregate grant-date value of $433,654 based on the closing price per unit on May 1, 2009. The units will vest ratably over 5 years. Each of these employees was formerly employed by CCG, an indirectly wholly owned subsidiary of CEG. These employees were involved in the performance of services to the Company under our management services agreement with CEPM and were hired by CEP Services to directly provide services to the Company and its subsidiaries. If the common unitholders do not approve the 2009 Omnibus Incentive Compensation Plan, the notional units will be settled in cash based on the fair market value on the vesting date. Upon approval of the 2009 Omnibus Incentive Compensation Plan by the common unitholders, the notional units so granted to the seven employees will automatically convert into restricted common units based on the vesting schedule for the notional units.

On May 1, 2009, the Company made grants of an aggregate of 748,670 notional units under the 2009 Omnibus Incentive Compensation Plan to the four officers of CEP, with an approximate aggregate grant-date value of $2,313,390 based on the closing price per unit on May 1, 2009. The units will vest ratably over 5 years. If the common unitholders do not approve the 2009 Omnibus Incentive Compensation Plan, the notional units will be settled in cash based on the fair market value on the vesting date. Upon approval of the 2009 Omnibus Incentive Compensation Plan by the common unitholders, the notional units so granted to the four officers of CEP will automatically convert into restricted common units based on the vesting schedule for the notional units.

Prior to vesting, each notional unit and restricted common unit granted as described above under the 2009 Omnibus Incentive Compensation Plan carries the right to receive distribution credits when any distributions are made by the Company on its common units. Any distribution credits will accrue under the grants and be settled in cash or common units in the discretion of the Compensation Committee of the Board of Managers on the vesting date for the underlying notional unit or restricted common unit, as applicable. Upon approval of the 2009 Omnibus Incentive Compensation Plan by the common unitholders, any accrued distribution credits on the notional units will increase the number of restricted common units that are issued upon conversion of the notional units as described above.

Grants under the Executive Inducement Bonus Program

On May 1, 2009, the Company made grants of an aggregate of 161,871 restricted common units under the Executive Inducement Bonus Program to induce four executives to become employed by the Company, with an approximate aggregate grant-date value of $500,181 based on the closing price per unit on May 1, 2009. The units will vest 50% on January 1, 2010, and 50% on January 1, 2011.

Prior to vesting, these restricted common units do not have the right to receive cash distributions paid by the Company on its common units. Instead, each such unvested restricted common unit carries the right to receive distribution credits when any distributions are made by the Company on its common units. Any distribution credits will accrue and be settled in cash or common units, in the discretion of the Compensation Committee of the Company’s Board of Managers, upon the vesting of the underlying restricted common unit.

Related Party Transactions

In April 2009, Macquarie Cook Energy LLC (“Macquarie Cook”), a subsidiary of Sydney, Australia-based Macquarie Group, Ltd. (“MQG”) purchased the downstream natural gas trading operations of CEG. This includes the CCG entity that purchased natural gas from CEP in the Cherokee Basin. CEP sold gas to CCG through March 31, 2009. In April 2009, CCG paid their remaining outstanding receivable balances and the letter of credit CCG provided to CEP to secure the payment for natural gas purchases through Wachovia Bank was reduced to $1.00 and will expire May 15, 2009. Macquarie Cook will purchase natural gas from CEP in the Cherokee Basin for May 2009 through October 2009. CEP has received a guarantee from Macquarie Bank Limited for up to $8 million in purchases through December 31, 2011. Macquarie Cook is not a related party to CEP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in the Company’s most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed by Constellation Energy Group, Inc. (“Constellation”) on February 7, 2005 to acquire oil and natural gas properties (“E&P properties”) as well as related midstream assets. Our oil and natural gas reserves are located in the Black Warrior Basin of Alabama, in the Cherokee Basin of Kansas and Oklahoma, and in the Woodford Shale in Oklahoma. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders and over time to increase the amount of our future quarterly distributions. Our strategies for achieving this objective are to:

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

We have expanded our operations by completing the following acquisitions that we have included in our results of operations and cash flows beginning with the period of acquisition:

•	In March 2008, we completed an acquisition of 83 non-operated producing wells located in the Woodford Shale in Oklahoma (the “CoLa Assets” or “CoLa Acquisition”);

•	In September 2007, we completed the acquisition of additional coalbed methane properties in the Cherokee Basin of Oklahoma (the “Newfield Assets” or “Newfield Acquisition”);

•	In July 2007, we completed an acquisition of additional oil and natural gas properties located in the Cherokee Basin in Oklahoma (the “Amvest Acquisition”); and

•	In April 2007, we completed an acquisition of oil and natural gas properties located in the Cherokee Basin in Kansas and Oklahoma (the “EnergyQuest Assets” or “EnergyQuest Acquisition”).

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	Constellation Energy Partners LLC
	For the three months ended March 31, 2009	For the three months ended March 31, 2008
	(In 000’s)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$18,933	$1,501
Adjusted by:
Interest expense/(income), net	2,841	2,319
Depreciation, depletion and amortization	14,434	9,533
Accretion of asset retirement obligation	102	101
(Gain)/loss on sale of asset	17	(211)
(Gain)/loss on mark-to-market activities	(19,331)	2,956
Long-term incentive plan	68	98
Unrealized loss/(gain) on natural gas derivatives/hedge ineffectiveness	267	1,214

Adjusted EBITDA	$17,331	$17,511

Significant Operational Factors

•

Realized Prices. Our average realized price for the three months ended March 31, 2009, including hedges, was $11.96 per Mcfe. This realized price includes the impact of $19.3 million of unrealized gains on mark-to-market derivatives. Excluding the impact of the unrealized mark-to-market gains, the average realized price for the three months ended March 31, 2009 was $7.53 per Mcfe. Further deducting the cost of sales associated with third party gathering, average realized prices were $7.34 per Mcfe including hedges and $3.96 per Mcfe excluding hedges.

•	Production. Our production during 2009 was approximately 4.4 Bcfe, or an average of 48,489 Mcfe per day.

•

Capital Expenditures and Drilling Results. During 2009, we spent approximately $11.4 million in cash capital expenditures for development activities in the Cherokee Basin. Our development activities were focused on completing the wells associated with our planned 2009 maintenance capital budget of approximately $30.5 million. This maintenance capital spending is intended to maintain our production rates, reserves, and asset base. Through the first three months of 2009, our drilling program has successfully replaced production at a rate sufficient to offset the natural decline rate from our existing properties.

In the Black Warrior Basin, we have stopped drilling activities due to low natural gas prices and the current costs to drill and complete wells in the Basin. We have completed 10 drilling locations at a total cost of approximately $1.2 million. These locations will be available to drill when it becomes economically favorable to do so.

In the Cherokee Basin, we drilled and completed 30 net wells and performed 16 net recompletions. We drilled 1 horizontal development dry hole. As of March 31, 2009, we have also started drilling an additional 33 net wells in the Cherokee Basin. Upon completion of these wells, we expect to reevaluate the status of our 2009 drilling program. This evaluation may consider the total remaining expected drilling costs, our liquidity position, current oil and natural gas prices, and service costs in the Cherokee Basin.

•

Hedging Activities. Our hedging program uses derivatives to reduce the impact of commodity price volatility on our expected cash flows. Our current intention is to hedge, subject to the terms of our reserve-based credit facilities, up to 80% of our forecasted production for up to a five year period. Our management, however, may modify the hedging percentages and strategies as it deems appropriate for market conditions, the cost associated with the derivatives and other business strategies. In the first quarter of 2009, we dedesignated all of our commodity and interest rate derivative positions that had been previously accounted for as hedges and will now account for all of our derivatives as mark-to-market activities.

We experience earnings volatility as a result of using the mark-to-market accounting method for all of our commodity derivatives used to hedge our exposure to changes in natural gas prices or basis differentials. This accounting treatment can cause earnings volatility as the positions for future natural gas production are marked-to-market. These non-cash unrealized gains or losses are included in our current Statement of Operations until the derivatives are cash settled as the commodities are produced and sold. We do not enter into speculative trading positions and we only use derivatives to lock in the future sales price for a portion of our expected natural gas production. Increases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market losses on those derivatives and lower reported net income. Decreases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market gains on those derivatives and higher reported net income. Although these gains and losses are required to be reported immediately in earnings as market prices change, the fair value of the related future physical natural gas sale is not marked-to-market and therefore is not reflected as Oil and Gas Sales or as an Accounts Receivable in our financial statements. This mismatch impacts our reported Result of Operations and our reported working capital position until the commodity derivatives are cash settled and the natural gas is produced and sold. Upon cash settlement of the derivatives, the sale of the physical commodity at then-current market prices offsets the previously reported mark-to-market gains or losses such that the cumulative net cash realized results in a net sale of the physical natural gas production at the fixed future sales price for our hedge. When our derivative positions are cash settled as the related commodities are produced and sold, the realized gains and losses of those derivative positions are included in our Statement of Operations as Oil and Gas Sales. Further detail of our commodity derivative positions and their accounting treatment is outlined starting on page 36.

Significant Market Factors

•

Market Events Impacting our Sponsor. Constellation owns all of our outstanding Class A units, approximately 5.9 million Class B Common Units, all of our Class D interests, and all of the Management Incentive Interests. In March 2009, Constellation announced that it had impaired the fair value of its investment in CEP in part due to various factors including Constellation’s financial condition and the possible sale of its investment in CEP.

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

Transition of the Executive Management Team to CEP

In January 2009, our chief executive officer, chief operating officer, and president, chief financial officer and treasurer, and chief accounting officer and controller, were transitioned from being provided by CEPM under the management services agreement to direct employees of a subsidiary of CEP. In addition, a general counsel was appointed and transitioned from being an employee of CCG. This transition was done to better align our management team with the interests of our unitholders and to increase their focus on our business operations. Employment letter agreements were executed with these employees and were effective January 1, 2009. The details of the letter agreements for our chief executive officer, chief operating officer, and president and our chief financial officer and treasurer were filed as exhibits to a Current Report on Form 8-K on January 7, 2009. The details of the letter agreement for our general counsel were filed as an exhibit to our Annual Report on Form 10-K on February 27, 2009. In May 2009, formal employment agreements were executed and one-time inducement and long-term incentive grants were made. The details of the employment agreements and the inducement and long-term incentive grants were filed as exhibits to a Current Report on Form 8-K on May 4, 2009, and a Form 8-K/A filed on May 5, 2009.

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

Hewitt proposed a compensation mix that would target total direct compensation for the team at competitive market median levels and provide for one-time, inducement sign-on bonuses. The total direct compensation includes a base salary and bonus award payouts based on future performance on selected performance measures. The performance targets are intended to be correlated to the creation of value for CEP unitholders and should balance growth, profitability, and efficient utilization of capital resources. The measures are expected to correspond to the Company’s 2009 business plan and may include measures that are commonly used at other comparable E&P companies. The payout against the performance targets are intended to include a threshold level of minimum acceptable performance, a target level of performance, and a maximum level of performance that reflects the achievement of stretch goals. The proposed compensation mix is expected to be heavily weighted to time-based compensation, including restricted units of CEP. To the extent possible, units of CEP will be utilized to further align the interests of the management with unitholders. The overall structure and plan design to be used in 2009 should ensure alignment with our business strategy.

In April 2009, seven employees and certain services were transitioned from being provided by CEPM under the management services agreement to direct employees of a subsidiary of CEP. By December 31, 2009, we expect that additional employees and a substantial portion of the services currently being provided by CEPM under the management services agreement will be transitioned to CEP.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	2009 Vs 2008 Variance
			$	%
Revenues:
Oil and gas sales	$32,862	$31,425	$1,437	4.6%
Gain (Loss) from mark-to- market activities	19,331	(2,956)	22,287	(754.0)%

Total revenues	52,193	28,469	23,724	83.3%

Operating expenses:
Lease operating expenses	8,785	9,064	(279)	(3.1)%
Cost of sales	832	1,148	(316)	(27.5)%
Production taxes	970	1,665	(695)	(41.7)%
General and administrative expenses	5,336	3,335	2,001	60.0%
(Gain) loss on sale of asset	17	(211)	228	(108.1)%
Depreciation, depletion and amortization	14,434	9,533	4,901	51.4%
Accretion expenses	102	101	1	1.0%

Total operating expenses	30,476	24,635	5,841	23.7%
Other expenses (income):
Interest expense	2,843	2,560	283	11.1%
Interest income	(2)	(241)	239	(99.2)%
Other (income) expense	(57)	14	(71)	(507.1)%

Total other expenses (income)	2,784	2,333	451	19.3%

Total expenses	33,260	26,968	6,292	23.3%

Net income	$18,933	$1,501	$17,432	1,161.4%

Net production:
Total production (MMcfe)	4,364	4,043	321	7.9%
Average daily production (Mcfe/d)	48,489	44,429	4,060	9.1%
Average sales prices:
Price per Mcfe including hedges(a)	$11.96	$7.04	$4.92	69.8%
Price per Mcfe excluding hedges	$4.15	$7.91	$(3.76)	(47.5)%
Average unit costs per Mcfe:
Field operating expenses (b)	$2.24	$2.65	$(0.41)	(15.5)%
Lease operating expenses	$2.01	$2.24	$(0.23)	(10.2)%
Production taxes	$0.22	$0.41	$(0.19)	(46.3)%
General and administrative expenses	$1.22	$0.82	$0.40	48.8%
Depreciation, depletion and amortization (c	$3.31	$2.36	$0.95	40.3%

(a)	Price per Mcfe including hedges includes realized and unrealized mark-to-market gains on derivative transactions that did not qualify for hedge accounting treatment.
(b)	Field operating expenses include lease operating expenses and production taxes.
(c)	Depreciation, depletion and amortization includes non-cash impairments of oil and natural gas assets. Excluding impairments, the first quarter 2009 cost per Mcfe was $3.22.

Three months ended March 31, 2009 compared to three months March 31, 2008

Oil and natural gas sales. Oil and natural gas sales increased $1.4 million, or 4.6%, to $32.8 million for the three months ended March 31, 2009 as compared to $31.4 million for the same period in 2008. Of this increase, $2.5 million was attributable to increased production volumes and $15.3 million was attributable to our hedge program, offset by $16.4 million in lower market prices for oil and natural gas. Production for the three months ended March 31, 2009 was 4.4 Bcfe, which was 0.3 Bcfe higher than the same period in 2008. Of the increase, 0.2 Bcfe was a result of the acquisition of our properties in the Woodford Shale and 0.1 Bcfe was a result of increased production due to our drilling programs in the Cherokee Basin. Our 2008 maintenance drilling program has substantially offset the natural decline rate of production associated with our existing wells. Our production in the Black Warrior Basin has remained essentially level. We hedged approximately 84% of our actual production during 2009 and approximately 85% of our actual production during the same period in 2008.

As discussed below, the gain from our unrealized non-cash mark-to-market activities increased $22.3 million for the three months ended March 31, 2009, as compared to the same period in 2008. Our realized prices before our hedging program decreased from 2009 to 2008 primarily due to significantly lower market prices for oil and natural gas. This was offset by our hedging program and the mark-to-market gains discussed below.

Hedging and mark-to-market activities. As of March 31, 2009, all of our swaps, put options, and basis swaps are accounted for as mark-to-market derivatives. For the three months ended March 31, 2009, the unrealized non-cash mark-to-market gain was approximately $19.3 million as compared to an unrealized non-cash $2.9 million loss for the same period in 2008. This 2009 non-cash gain represents approximately $20.2 million from the impact of lower expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $0.9 million reduction for non-performance risk related to our counterparties.

Prior to the first quarter 2009, we entered into cash flow hedges in an effort to reduce our exposure to fluctuations in natural gas prices. For the three months ended March 31, 2009, we recognized a loss of approximately $0.3 million related to hedge ineffectiveness primarily related to our hedges of production in the Cherokee Basin. For the three months ended March 31, 2008, we recognized a loss of approximately $1.2 million related to hedge ineffectiveness.

Cash settlements of hedges were received for our commodity derivatives for approximately $15.0 million for the three months ended March 31, 2009. Cash settlements of hedges were received for our commodity derivatives for approximately $0.7 million for the three months ended March 31, 2008. This difference is primarily due to significantly lower market prices for natural gas during 2009.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended March 31, 2009, lease operating expenses decreased $0.3 million, or 3.1%, to $8.8 million, compared to expenses of $9.1 million for the same period in 2008. This decrease in lease operating expenses is primarily related to $0.9 million in lower total spending in the Cherokee Basin. This decrease was offset by $0.5 million in expenses associated with our Woodford Shale properties that were acquired March 31, 2008, and by $0.1 million in increased spending in the Black Warrior Basin. By category, our lease operating expenses were lower in 2009 as compared to 2008 by $0.3 million because of a decrease of $0.7 million in field reorganization expenses, $0.4 million in equipment rentals, and $0.1 million in vehicle expenses, offset by an increase of $0.4 million in well servicing costs and $0.5 million in costs for our Woodford Shale properties.

For the three months ended March 31, 2009, per unit lease operating expenses were $2.01 per Mcfe compared to $2.24 per Mcfe for the same period in 2008. This decrease is attributable to 7.9% higher production in 2009 as compared to the same period in 2008 and a decrease in total spending of 3% in 2009 as compared to the same period in 2008. Our per unit operating costs decreased in the Cherokee Basin from $2.60 per Mcfe in 2008 to $2.18 per Mcfe in 2009 as a result of lower total spending and 0.1 Bcfe in higher production volumes.

For the three months ended March 31, 2009, production taxes decreased $0.7 million, or 41.7%, to $1.0 million, compared to expenses of $1.7 million for the same period in 2008. This decrease was primarily the result of lower market prices for oil and natural gas in 2009 offset by the impact of production taxes on 0.3 Bcfe in higher production.

Cost of sales. For the three months ended March 31, 2009, cost of sales decreased by $0.3 million, or 27.5%, to $0.8 million, compared to $1.1 million for the same period in 2008. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower natural gas prices as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, costs billed by CEPM under our management services agreement and other costs not directly associated with field operations.

General and administrative expenses increased $2.0 million, or 60.0%, to $5.3 million for the three months ended March 31, 2009, as compared to $3.3 million for the same period in 2008. Our general and administrative expenses were higher in 2009 as compared to 2008 because of $0.9 million in labor costs, $0.4 million in contractor costs including reservoir engineering services, $0.3 million in administrative costs in Tulsa, $0.2 million in legal fees primarily associated with the Torch litigation, and $0.2 million in CEPM charges for labor. For the three months ended March 31, 2009 and 2008, CEPM allocated $0.6 million and $0.4 million, respectively, in expenses to us for labor and other charges through the management services agreement.

Our per unit costs were $1.22 per Mcfe for the three months ended March 31, 2009 compared to $0.82 per Mcfe for the same period in 2008. This increase is attributable to an increase in total spending of approximately $2.0 million offset by 0.3 Bcfe in higher production. This level of spending is expected to continue in 2009 as services continue to be transitioned from being provided by CEPM under the management services agreement to CEP.

Gain/loss on sale of asset. Our gain/loss on the sale of assets decreased $0.2 million, or 108.0%, to less than a $0.1 million loss for the three months ended March 31, 2009, as compared to a gain of $0.2 million for the same period in 2008. In 2009, we sold surplus equipment at loss of less than $0.1 million. In 2008, a fire damaged our field office located in Dewey, Oklahoma. A gain of $0.2 million was recorded for the involuntary conversion as the insurance proceeds of $0.4 million exceeded the $0.2 million book value of the building.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion would change in the same direction.

Our depreciation, depletion and amortization expense for the three months ended March 31, 2009 was $14.4 million, or $3.31 per Mcfe, compared to $9.5 million, or $2.36 per Mcfe, for the same period in 2008. This increase in 2009 depreciation, depletion, and amortization reflects the increased basis in our assets resulting from the cost of our asset acquisitions in the Woodford Shale, additional capital expenditures for our development drilling programs, a lower year-end 2008 reserve base primarily due to price-related reserve revisions, an impairment of $0.4 million for certain of our wells in the Woodford Shale, and a 0.3 Bcfe increase in production volumes during 2009 as compared to 2008. The impairment was primarily caused by the impact of lower natural gas prices on estimated future cash flows for the wells. We calculate depletion using units-of-production under the successful efforts method of accounting except for our other assets which are depreciated using the straight line basis.

Interest expense. Interest expense for the three months ended March 31, 2009 increased $0.3 million to $2.9 million as compared to approximately $2.6 million in interest expense for same period in 2008. This increase was due to increased borrowings under our reserve-based credit facilities to finance the capital expenditures and working capital needs. At March 31, 2009, we had an outstanding balance under our credit facilities of $220.0 million as compared to $153.0 million at March 31, 2008. The average interest rate on our outstanding debt was approximately 4.8% in 2009.

Interest income. Interest income for the three months ended March 31, 2009 decreased $0.2 million to less than $0.1 million as compared to approximately $0.3 million in interest income for same period in 2008. During 2008, we earned interest income by utilizing overnight investments on our excess cash balances. In 2009, we discontinued our overnight investments to participate in a program sponsored by the FDIC’s Transaction Account Guarantee Program to provide unlimited insurance coverage for transaction account balances that do not earn interest. This program is available until December 31, 2009. In March 2008, we received $0.1 million in interest on payment balances from receivables related to the sales of natural gas included in the Torch NPI escrow account. Effective with the termination of the Trust, the escrow account arrangement also terminated and all payments for natural gas sales were directly received by us.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflects the changes in the fair market value of our open hedge positions. At March 31, 2009, the balance was an unrealized gain of $57.8 million compared to an unrealized gain of $50.1 million at December 31, 2008. This increase primarily reflects the decrease in the market prices for natural gas.

The change in Accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized gain of $7.7 million for the three months ended March 31, 2009, and as an unrealized loss of $48.3 million for the same period in 2008. This change is primarily due to the impact of the decrease in expected future market prices for natural gas on our outstanding commodity derivatives accounted for as cash flow hedges. This impact was offset by the impact of decrease in expected future LIBOR interest rates on our outstanding interest rate swaps accounted for as cash flow hedges and a $0.9 million adjustment for non-performance risk related to our counterparties. Notwithstanding these unrealized gains on our commodity derivatives for natural gas, as these positions cash settle in the future, we expect to realize an offsetting loss upon the physical sale of natural gas production for which these hedges have fixed the future sales price.

Liquidity and Capital Resources

During 2009, we utilized proceeds from borrowings under our credit facilities and cash flow from operations as our primary sources of capital. Our primary use of capital during 2009 has been for the development of existing oil and natural gas properties in the Cherokee Basin. As we pursue our business plans, we will be monitoring the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. Based upon our current business plans, we expect to continue to generate cash flow sufficient to support our projected maintenance capital expenditures and operations of our business. Our results will not be fully impacted by significant increases or decreases in natural gas prices because of our hedging program, which is further discussed on page 36.

Our reserve-based credit facilities may also be used to help finance future expansion capital expenditures, such as drilling and recompletions beyond that required to maintain production, as well as additional acquisitions. As of March 31, 2009, our total borrowing base under our reserve-based credit facilities was $265.0 million. At March 31, 2009, we had $220.0 million of debt outstanding under the reserve-based credit facilities and $45.0 million in unused borrowing capacity. Of this $45.0 million in unused borrowing capacity at March 31, 2009, $18.5 million was available for borrowings that would allow us to remain in compliance with our debt covenants at our first quarter 2009 distribution level. Our credit facilities mature in October 2010. In the first quarter of 2008, we filed a shelf registration statement with the SEC to register up to $1.0 billion of debt or equity securities to fund future expansion capital expenditures. This registration statement is now effective. There is no guarantee that securities can or will be issued under the registration statement. Based on current financial market conditions and market prices for oil and natural gas, we expect capital markets to remain constrained which will make issuing additional debt or equity securities difficult or not possible at all. Our credit facilities allow us the ability to issue up to $300 million of unsecured debt, which would have the effect of reducing the total borrowing base under our reserve-based credit facilities by 30 cents for every dollar of unsecured debt issued.

For 2009, we continue to expect to fund our maintenance capital expenditures and other working capital needs with cash flow from operations supplemented by borrowings under our credit facilities. Our expectation is that we will manage our business to operate within the cash flows that are generated. In response to low natural gas prices, we have stopped all drilling activities in the Black Warrior Basin and have slowed our drilling activities in the Cherokee Basin. We expect that our recently announced quarterly distribution rate of $0.13 per common unit and a reduction in our total planned capital expenditures will provide additional liquidity to fund our operations. We estimate that we will have sufficient cash flow from operations after funding our maintenance capital expenditures to enable us to make quarterly cash distributions payable to unitholders through December 31, 2009, as set by our Board of Managers. Our future quarterly distribution rate to unitholders has not been announced, but we anticipate that any future distribution rates will be set at a sustainable level. Our quarterly distribution rate must be approved by our Board of Managers.

CEPM currently holds management incentive interests in us that represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our limited liability company agreement) has been achieved and certain other tests have been met. Based on our distribution level, beginning in the fourth quarter 2007, we commenced a management incentive interest vesting period. A cash reserve of $0.7 million was established to fund future distributions on the management incentive interests. In February 2009, the Company reduced its quarterly distribution rate to $0.13 per unit for the fourth quarter of 2008. This decrease in the distribution rate terminated the initial management incentive interest vesting period. After the February 13, 2009 distribution was paid, the reserve of $0.7 million was reduced to zero.

Reserve-Based Credit Facilities

On March 28, 2008, we entered into a new $500.0 million secured credit facility with The Royal Bank of Scotland as administrative agent and a syndicate of lenders. The amount available for borrowing at any one time under the Credit Facility is limited to the borrowing base for our properties other than in the State of Alabama, which was initially set at $150.0 million. In July 2008, we expanded our borrowing base under this facility to $175.0 million, which had the effect of increasing remaining capacity under the Credit Facility to $40.0 million. As of March 31, 2009, we have borrowed $139.0 million and have a remaining capacity of $36.0 million under the Credit Facility. Of this $36.0 million in unused borrowing capacity, $18.5 million was available for borrowings that would allow us to remain in compliance with our debt covenants at our current distribution level. On March 28, 2008, we also amended and restated our existing $200.0 million credit facility by entering into an amended and restated credit agreement with The Royal Bank of Scotland as administrative agent and a syndicate of lenders. The amount available for borrowing at any one time under the Amended and Restated Credit Facility is limited to the borrowing base for our properties in the State of Alabama, which was initially set at $90.0 million. As of December 31, 2008, we have borrowed $81.0 million and have a remaining capacity of $9.0 million under the Amended and Restated Credit Facility. Of this $9.0 million in unused borrowing capacity, we cannot borrow any additional amounts on this facility and remain in compliance with our debt covenant at our current distribution level. Both of our credit facilities will mature on October 31, 2010 and the amounts due under these facilities become a current liability on October 31, 2009. We will need to renew or replace these credit facilities prior to their maturity date. There is no guarantee that we will be able to renew these facilities. Even if we do renew or replace these facilities, it may not be possible to do so with similar borrowing costs, terms, or covenants or at the same borrowing base.

As of May 7, 2009, we had $220.0 million in debt outstanding under these two credit facilities. The amount available for borrowing at any one time is limited to the borrowing base under each facility. The borrowing base will be re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the oil and natural gas prices at such time. Any increase in the borrowing base will have to be approved by all of the lenders in the syndicate and any decrease in the borrowing base will have to be approved by lenders holding at least 66 2/3% of the commitments. Our aggregate borrowing base of $265.0 million was reaffirmed in November 2008 and our next borrowing base redetermination should be in mid-2009. At that time, it is possible that our borrowing base could decrease because of lower oil and natural gas prices or other factors.

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

•

consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt obligations under the credit facilities, of not less than 1.0 to 1.0, all calculated pursuant to the requirements under Statement of Financial Accounting Standards (“SFAS”) 133 and SFAS 143 (including the current liabilities in respect of the termination of natural gas and interest rate swaps).

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

•

failure to perform or otherwise comply with the covenants in the credit facility or other loan documents, subject, in certain instances, to certain grace periods, which include but are not limited to covenants that:

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

At March 31, 2009, we believe that we were in compliance with the debt covenants contained in our credit facilities. As of March 31, 2009, our actual debt to Adjusted EBITDA ratio was 3.0 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of current assets to current liabilities was 3.4 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 6.7 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

If CEP is unable to remain in compliance with the debt covenants associated with its reserve-based credit facilities or maintain the required ratios discussed above, CEP could request waivers from the lenders in its bank group. Although the lenders may not provide a waiver, CEP may take additional steps in the event of not meeting the required ratios or in the event of a reduction in the combined borrowing base below its current level of $265.0 million at a redetermination by the lenders. If it becomes necessary to pay debt down beyond operating cash flows, CEP could reduce capital expenditures, reduce or eliminate quarterly distributions to unitholders, sell oil and natural gas properties, liquidate in-the-money derivative positions, reduce operating and administrative costs, or take additional steps to increase liquidity. To the extent that CEP does not enter into an agreement to refinance or extend the due date on the reserve-based credit facilities, the outstanding debt balance at October 31, 2009, will become a current liability.

We enter into hedging arrangements to reduce the impact of changes in the LIBOR interest rate on our interest payments for our reserve-based credit facilities. These positions are outlined on page 42.

Cash Flow from Operations

Our net cash flow provided by operating activities for the three months ended March 31, 2009 was $14.5 million, compared to net cash flow provided by operating activities of $14.5 million for the same period in 2008. This level of operating cash flow was primarily attributable to higher sales of oil and natural gas as a result of our acquisitions in the Woodford Shale and increased production volumes as a result of our drilling programs in the Cherokee Basin. The increase in cash flow due to higher production volumes was offset by the impact of significantly lower market prices for natural gas on our unhedged production volumes. For 2009, our operating cash flows were increased by $14.5 million related to cash hedge settlements for our natural gas commodity and interest rate derivatives. Our change in working capital from 2009 to 2008 was impacted by lower accounts receivable of $3.2 million, lower royalties payable of $1.4 million, lower accounts payable of $1.4 million and lower affiliate payables and accrued liabilities of $0.5 million. Our receivables balance decreased due to increased collections and lower current period prices for our current estimated natural gas sales prices in all three of our areas. The royalties payable, which represents the amount of monies owed to the royalty owners in our properties for the monthly oil and natural gas sales, decreased due to lower market prices for oil and natural gas. The increase in prepaid expenses of $0.5 million primarily resulted from the timing of the payment for insurance expenses.

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

We enter into hedging arrangements to reduce the impact of natural gas price volatility on our operations. By removing the price volatility from a significant portion of our natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to recoup higher severance taxes, which are usually based on market prices for natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to recoup these higher costs. Increases in the market prices for natural gas may also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties.

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

The following tables summarize, for the periods indicated, our derivatives currently in place through December 31, 2013. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009			3,201,250	$8.54	3,090,000	$8.46	2,960,000	$8.37	9,251,250	$8.46
2010	2,950,000	$8.31	2,875,000	$8.23	2,670,000	$8.13	2,700,000	$8.15	11,195,000	$8.21
2011	2,400,000	$8.56	2,425,000	$8.56	2,220,000	$8.46	2,220,000	$8.46	9,265,000	$8.51
2012	2,227,500	$8.34	2,227,500	$8.34	2,250,000	$8.34	2,250,000	$8.34	8,955,000	$8.34
2013	450,000	$9.16	455,000	$9.16	460,000	$9.16	460,000	$9.16	1,825,000	$9.16

									40,491,250

MTM Fixed Price Swaps—CenterPoint Energy Gas Transmission (East)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009			227,500	$8.11	230,000	$8.11	230,000	$8.11	687,500	$8.11
2010	180,000	$7.91	180,000	$7.91	180,000	$7.91	180,000	$7.91	720,000	$7.91
2011	180,000	$7.93	180,000	$7.93	180,000	$7.93	180,000	$7.93	720,000	$7.93

									2,127,500

MTM Fixed Price Basis Swaps– CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipeline (Texas, Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2009			2,306,250	$1.01	2,137,750	$1.01	2,041,000	$1.01	6,485,000	$1.01
2010	1,572,000	$0.96	1,579,500	$0.96	1,389,000	$0.96	1,290,000	$0.96	5,830,500	$0.96
2011	1,335,000	$0.77	1,347,500	$0.77	1,130,000	$0.77	1,130,000	$0.77	4,942,500	$0.77
2012	1,150,000	$0.65	1,150,000	$0.65	1,160,000	$0.65	1,160,000	$0.65	4,620,000	$0.65

									21,878,000

Put Options—NYMEX

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009			120,000	$7.50	120,000	$7.50	40,000	$7.50	280,000	$7.50

									280,000

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $11.4 million for the three months ended March 31, 2009, compared to $61.1 million for the same period in 2008. Our cash capital expenditures were $11.4 million in 2009, which primarily related to drilling and development of oil and natural gas properties in the Cherokee Basin. In 2009, we drilled and completed 30 net wells and 16 net recompletions in the Cherokee Basin. We also prepared 10 drilling locations in the Black Warrior Basin.

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

In our 2009 business plan, we expected that our total capital budget would be between $28.0 million and $33.0 million for the twelve months ending December 31, 2009. This capital budget primarily consists of capital for drilling and also includes amounts for infrastructure projects, equipment, and inventory. The 2009 budget is set at a maintenance capital level and has been reduced from our 2008 spending level of approximately $47.9 million. We expect to spend substantially the entire budget in the Cherokee Basin and have not planned for any investment capital expenditures. We will continue to monitor the level of oil and natural gas prices, our liquidity position, the results of the borrowing base redetermination under our credit facilities, and drilling costs. To the extent that commodity prices do not significantly increase or drilling costs decrease further, we would expect to slow our rate and level of capital expenditures during the remainder of 2009. If necessary, we can reduce our remaining capital expenditures left under our expected 2009 capital budget to improve our liquidity position. As of March 31, 2009, we have $6.7 million in accrued capital expenditures and approximately 33 wells in the process of being drilled in the Cherokee Basin. We do not currently expect to make any acquisitions in 2009.

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

Financing Activities

Our net cash provided by financing activities was $4.5 million for the three months ended March 31, 2009, compared to $44.7 million provided by financing activities for the same period in 2008. In 2009, we borrowed a net of $7.5 million to finance capital expenditures and for working capital needs. We also paid distributions of $2.9 million to our common and Class A unitholders in 2009. We have suspended $1.3 million in quarterly distributions on the Class D interests associated with the periods ended December, 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008. We expect that these quarterly distributions, and all future quarterly distributions, will remain suspended until the litigation surrounding the Torch NPI is finally resolved. For the three months ended March 31, 2009, our distributions to unitholders have been less than our distributable cash flow such that our distribution coverage ratio is greater than 1.0. This coverage ratio compares our distribution rate to our distributable cash flow. Our distributable cash flow reflects Adjusted EBITDA reduced by estimated maintenance capital expenditures and cash interest expense. Our maintenance capital is the amount of capital spending required to maintain our production rates, reserves, and asset base. We have kept our quarterly distribution rate for the quarter ended March 31, 2009, at $0.13 per unit in order to provide additional liquidity. For additional information, refer to “Outlook” on page 39.

Our net cash provided by financing activities was $44.7 million for the three months ended March 31, 2008. In the first quarter of 2008, we borrowed $59.0 million to fund the CoLa Acquisition, to fund debt issue costs, and to finance capital expenditures. We also paid distributions of $12.4 million to our common and Class A unitholders and on the Class D interests in February 2008 and incurred $0.3 million in costs associated with our shelf registration statement.

Contractual Obligations

At March 31, 2009, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	2009	2010	2011	2012	2013	Thereafter	Total
	(In 000’s)
Management Services Agreement(3)	$841	$—	$—	$—	$—	$—	$841
Reserve-Based Credit Facilities	—	220,000	—	—	—	—	220,000
Support Services Agreement	642	—	—	—	—	—	642
Purchase Obligation	—	—	—	—	—	—	—

Total	$1,483	$220,000	$—	$—	$—	$—	$221,483

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 4.8% at March 31, 2009.
(3)	The maximum annual amount for charges under the management services agreement approved by the conflicts committee of our board of managers in February 2009 is $1.7 million.

At March 31, 2009, our asset retirement obligation was approximately $6.9 million.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor the recent adverse developments in the global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through May 7, 2009, we have not suffered any losses with our counterparties as a result of nonperformance in the current economic and credit crisis.

Certain key counterparty relationships are described below:

CCG

Until March 31, 2009, Constellation Energy Commodities Group, Inc. (“CCG”) purchased a portion of our natural gas production in Oklahoma and Kansas. Through July 31, 2009, we have a guarantee from Constellation for payment of up to $8 million for sales made to CCG. In addition, CCG provided us a letter of credit to secure the payment for natural gas purchases currently for $0.9 million through Wachovia Bank, which expires May 15, 2009. As of May 7, 2009, we have no past due receivables from CCG.

J.P. Morgan Ventures Energy Corporation

J.P. Morgan Ventures Energy Corporation purchases the majority of our natural gas production in Alabama. The payment for the purchases is guaranteed by JP Morgan Chase & Company though October 2009. As of May 7, 2009, we have no receivables from J.P. Morgan Ventures Energy Corporation.

Industry Bankruptcies

We have no hedging or other contractual counterparty exposure to Lehman Brothers Holdings Inc., its subsidiaries or its affiliates. We have no credit exposure to SemGroup L.P., its subsidiaries, or its affiliates.

Derivative Counterparties

As of May 7, 2009, all of our derivatives are with BNP Paribas, The Royal Bank of Scotland, and Societe Generale. These banks are lenders who participate in our reserve-based credit facilities. All of our derivatives are collateralized by the assets securing our reserve-based credit facilities. As of May 7, 2009, each of these financial institutions has an investment grade credit rating.

Reserve-Based Credit Facilities

As of May 7, 2009, the banks and their percentage commitments in our two credit facilities are: The Royal Bank of Scotland (23.32%), BNP Paribas (22.55%), Wachovia Bank, N.A. (14.55%), Bank of Nova Scotia (17.00%), Calyon New York Branch (15.05%), and Societe Generale (7.53%). As of May 7, 2009, each of these financial institutions has an investment grade credit rating.

Outlook

During the remainder of 2009, we expect that our business will continue to be affected by the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for December 31, 2008 that was filed on February 27, 2009, as well as the following key industry and economic trends. Our expectations are based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Full Year 2009 Expected Results

Our 2009 business plan and forecast is focused on maintaining net production levels and promoting financial flexibility by enhancing our liquidity position. This plan was prepared in conjunction with the ongoing strategic review undertaken with Tudor, Pickering, Holt & Co. Securities, Inc., our strategic advisor, and has been approved by our Board of Managers. Our goal is to sustain the company through the current business cycle and position our operations for success over the long-term. We expect our full year 2009 results to be impacted by commodity price volatility, financial market instability, ability to access our reserve-based credit facilities, the world-wide economic recession and uncertainty related to our relationship with Constellation.

We currently anticipate:

•	Our production to be between 17.0 Bcfe and 18.5 Bcfe depending on the level and timing of our capital spending in 2009.

•	Our operating expenses are expected to be on the high end of the range between $57.5 million to $63.5 million.

•

Our total capital expenditures under our approved 2009 business plan were expected to be between $28.0 million and $33.0 million, which assumes a decline rate of 13 to 15 percent and a dollar per flowing Mcfe range of $4,400 to $4,600. This capital budget has reduced our anticipated total capital expenditures to a maintenance level of capital expenditures and does not include any investment capital expenditures. We expect to drill and complete between 70 to 75 net wells, primarily in the Cherokee Basin. We will review our drilling and recompletion opportunities and anticipate allocating capital to the highest value-added projects across all of our available opportunities. We will also review the level and timing of the remaining capital expenditures under our 2009 business plan based on oil and natural gas prices, our liquidity position, the results of the borrowing base redetermination under our credit facilities, and drilling costs.

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

Update on Strategic Alternatives

We are currently working with our strategic advisor to analyze various alternatives to enhance unitholder value. At this time, our Board of Managers has determined to initially focus on internal opportunities and to run our business by transitioning our executive management team from being provided under the management services agreement with CEPM to employees of a subsidiary of CEP. In April 2009, we have also transitioned certain additional key employees and services from CEPM to CEP. We expect to continue transitioning additional employees and services through December 31, 2009. We do not intend to disclose developments with respect to this review unless and until the Board of Managers has approved a course of action.

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

As of March 31, 2009, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The policies disclosed included the accounting for natural gas properties, natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board issued a FASB Staff Position (FSP) on EITF Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in unit-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per unit under the two-class method described in SFAS 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash distributions on unit-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period earnings per unit calculations. CEP adopted FSP EITF 03-06-1 on January 1, 2009, and began including all unvested LTIP restricted common units that earn distributions in earnings per unit calculations for all periods presented.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and requires entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. The adoption of this standard did not have an impact on our financial statements.

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

Global Financial and Energy Markets

During 2008 and 2009, there has been unprecedented volatility in global financial and energy markets. The failures of financial institutions have effectively restricted current liquidity within global financial markets. Despite world-wide governmental efforts to provide liquidity to the financial sector, capital and credit markets currently remain in crisis. We expect that our ability to issue debt and equity will be limited over the next year should capital markets remain in crisis and that the cost of capital may increase during this time. We also may have difficulty in accessing credit should we have the need to. Additionally, the market prices for oil and natural gas have significantly declined since June 2008. This decline may result in a decrease in our total $265.0 million borrowing base under our reserve-based credit facilities at the next redetermination in mid-2009. The equity valuations for energy-related companies and E&P master limited partnerships in particular, have fallen dramatically. In response to the credit crisis and the decline in the market prices for oil and natural gas, many energy companies have reduced their planned capital expenditures or have shut-in production. Through May 7, 2009, we have announced a reduced distribution level and a lower capital expenditure budget for 2009 as compared to 2008. We do expect that if market prices for oil and natural gas remain depressed, our future cash flows from operations will be reduced for our unhedged production. We will continue to monitor the financial and energy markets to determine if we should revise the timing and scope of our planned drilling programs, financing activities, acquisition activities, and the distribution level to our unitholders to adapt to deteriorating economic conditions.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at March 31, 2009	$91,622	$76,595	$(15,027)	$120,906	$29,284

Interest Rate Risk

At March 31, 2009, we had debt outstanding of $220.0 million. Of this amount, $52.0 million incurred interest at a rate of a one-month LIBOR rate and $168.0 million incurred interest at a rate of a three-month LIBOR rate, plus an applicable margin of 1.25% and 2.00% based on utilization. At March 31, 2009, the one-month LIBOR rate was 0.501% and the three-month LIBOR rate was 1.192%, and our applicable margin was 1.875%. At March 31, 2009, the ABR rate was 3.25%, and our applicable margin was 0.875%. We had no debt outstanding at the ABR rate. At March 31, 2009, the carrying value and fair value of our debt is $220.0 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at March 31, 2009	$(7,409)	$(6,979)	$430	$(7,839)	$(430)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. At March 31, 2009, we have the following outstanding interest rate swaps that fix our LIBOR rate:

Maturity Date	Total Debt Hedged	LIBOR Fixed Rate
	(in 000’s)
February 20, 2010	$16,500	4.74%
August 20, 2010	$11,000	4.58%
August 21, 2010	$28,500	2.74%
September 20, 2010	$45,000	4.96%
September 21, 2010	$11,000	2.66%
October 19, 2010	$29,500	4.81%
October 22, 2010	$7,500	4.56%
October 22, 2010	$19,000	2.91%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2009, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Termination of the Trust and Related Litigation

On January 29, 2008, the unitholders of the Torch Energy Royalty Trust voted to terminate the Trust and authorized the Trustee to wind up, liquidate, and distribute the assets held by the Trust under the terms of the trust agreement. As discussed beginning on page 20 in Note 11, we are involved in litigation related to the calculation of the NPI held by the Trust in the Robinson’s Bend Field in Alabama.

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

There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for December 31, 2008 that was filed on February 27, 2009. An investment in our common units involves various risks. When considering an investment in us, careful consideration should be given to the risk factors described in our 2008 Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in us.

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

Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the three months ended March 31, 2009 and March 31, 2008

Consolidated Balance Sheets – Constellation Energy Partners LLC at March 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the three months ended March 31, 2009 and March 31, 2008

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income – Constellation Energy Partners LLC for the three months ended March 31, 2009

Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description

3.1	—	Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007)

3.2	—	Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

3.3	—	Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007)

3.4	—	Amendment No. 2 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated July 25, 2007. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

3.5	—	Amendment No. 3 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated September 21, 2007 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

*31.1.	—	Certification of Chief Executive Officer, Chief Operating Officer and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	—	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	—	Certification of Chief Executive Officer, Chief Operating Officer and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	—	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Constellation Energy Partners LLC, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: May 8, 2009	By	/S/ MICHAEL B. HINEY
Michael B. Hiney Chief Financial Accounting Officer and Controller