Form 10-Q
period 2009-09-30
Constellation Energy Partners LLC
filed 2009-11-06
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-33147

Constellation Energy Partners LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3742489
(State of organization)	(I.R.S. Employer Identification No.)

1801 Main, Suite 1300 Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 308-3700

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on November 6, 2009: 22,265,648 units.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In 000’s except unit data)
Revenues
Oil and gas sales	$30,663	$37,674	$94,223	$108,093
Gain / (Loss) from mark-to-market activities (see Note 5)	(6,368)	21,976	829	3,987

Total revenues	24,295	59,650	95,052	112,080
Expenses:
Operating expenses:
Lease operating expenses	8,169	9,428	25,243	27,701
Cost of sales	586	2,633	2,030	6,020
Production taxes	715	2,241	2,245	6,791
General and administrative	4,844	3,800	14,491	10,922
(Gain) / Loss on sale of asset	—	(85)	14	(296)
Depreciation, depletion, and amortization	15,455	11,318	48,084	32,340
Accretion expense	109	105	267	307

Total operating expenses	29,878	29,440	92,374	83,785
Other expenses (income)
Interest expense	3,600	3,280	9,721	8,942
Interest (income)	—	(62)	(2)	(346)
Other expense (income)	(82)	53	(129)	49

Total other expenses	3,518	3,271	9,590	8,645

Total expenses	33,396	32,711	101,964	92,430

Net income (Loss)	$(9,101)	$26,939	$(6,912)	$19,650
Other comprehensive Income (Loss)	(9,698)	145,935	(13,339)	2,872

Comprehensive Income (Loss)	$(18,799)	$172,874	$(20,251)	$22,522

Earnings per unit (see Note 1)
Earnings per unit—Basic	$(0.40)	$1.20	$(0.31)	$0.88
Units outstanding—Basic	22,665,098	22,351,667	22,518,284	22,370,700
Earnings per unit—Diluted	$(0.40)	$1.20	$(0.31)	$0.88
Units outstanding—Diluted	22,665,098	22,351,667	22,518,284	22,370,700
Distributions declared and paid per unit	$—	$0.5625	$0.26	$1.6875

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
	(In 000’s)
ASSETS

Current assets
Cash and cash equivalents	$30,787	$6,255
Accounts receivable	5,565	9,363
Prepaid expenses	934	1,026
Risk management assets (see Note 5)	27,171	35,587

Total current assets	64,457	52,231
Oil and natural gas properties (See Note 7)
Natural gas properties, equipment and facilities	791,174	769,103
Material and supplies	4,837	4,587
Less accumulated depreciation, depletion and amortization	(158,295)	(111,171)

Net oil and natural gas properties	637,716	662,519
Other assets
Debt issue costs (net of accumulated amortization of $2,329 at September 30, 2009 and $1,495 at December 31, 2008)	1,227	1,963
Risk management assets (see Note 5)	25,570	29,746
Other non-current assets	11,340	12,390

Total assets	$740,310	$758,849

LIABILITIES AND MEMBERS’ EQUITY

Liabilities
Current liabilities
Accounts payable	$1,178	$2,809
Payable to affiliate	253	1,043
Accrued liabilities	11,411	10,088
Environmental liabilities	310	441
Royalty payable	3,575	5,125
Risk management liabilities (see note 5)	301	—

Total current liabilities	17,028	19,506
Other liabilities
Asset retirement obligation	7,137	6,754
Risk management liabilities (see note 5)	1,919	—
Debt	220,000	212,500

Total other liabilities	229,056	219,254

Total liabilities	246,084	238,760

Commitments and contingencies (See Note 9)

Class D Interests	6,667	6,667

Members’ equity
Class A units, 454,401 and 447,721 shares authorized, issued and outstanding, respectively	9,016	9,266
Class B units, 22,648,763 and 22,348,763 shares authorized, respectively, and 22,265,648 and 21,938,342 issued and outstanding, respectively	441,755	454,029
Accumulated other comprehensive income	36,788	50,127

Total members’ equity	487,559	513,422

Total liabilities and members’ equity	$740,310	$758,849

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2009	2008
	(In 000’s)
Cash flows from operating activities:
Net income (Loss)	$(6,912)	$19,650
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	48,084	32,340
Amortization of debt issuance costs	834	779
Accretion of plugging and abandonment liability	267	307
Equity earnings (losses) in affiliate	(129)	49
(Gain) Loss from disposition of property and equipment	14	(296)
Dryhole Costs	173	—
Hedge ineffectiveness	267	(27)
(Gain) Loss from mark-to-market activities on commodity and interest rate derivatives	787	(3,987)
Unit-based compensation programs	288	273
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	419	(554)
(Increase) decrease in accounts receivable	3,798	5,175
(Increase) decrease in prepaid expenses	92	987
(Increase) decrease in other assets	4	255
Increase (decrease) in accounts payable	(1,631)	1,509
Increase (decrease) in payable to affiliate	(790)	(1,898)
Increase (decrease) in accrued liabilities	1,594	(1,442)
Increase (decrease) in royalty payable	(1,550)	2,879

Net cash provided by operating activities	45,609	55,999

Cash flows from investing activities:
Cash paid for acquisitions, net of cash required	(170)	(48,764)
Development of natural gas properties	(22,786)	(32,330)
Proceeds from sale of equipment	17	594
Distributions from equity affiliate	360	273

Net cash used in investing activities	(22,579)	(80,227)

Cash flows from financing activities:
Members’ distributions	(5,820)	(38,064)
Proceeds from issuance of debt	34,500	226,000
Repayment of debt	(27,000)	(163,000)
Equity issuance costs and costs for shelf registration statement	(80)	(340)
Debt issue costs	(98)	(1,503)

Net cash provided by financing activities	1,502	23,093

Net (decrease) increase in cash	24,532	(1,135)
Cash and cash equivalents, beginning of period	6,255	18,689

Cash and cash equivalents, end of period	$30,787	$17,554

Supplemental disclosures of cash flow information:
Increase / (decrease) in accrued capital expenditures	$(396)	$843
Cash received during the period for interest	$2	$368
Cash paid during the period for interest	$(5,265)	$(8,054)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount	Units	Amount
	( In 000’s, except unit amounts)
Balance, December 31, 2008	447,721	$9,266	21,938,342	$454,029	$50,127	$513,422
Distributions	—	(116)	—	(5,704)	—	(5,820)
Equity Issuance Cost	—	(2)	—	(78)	—	(80)
Change in fair value of commodity and interest hedges	—	—	—	—	20,358	20,358
Cash settlement of commodity hedges	—	—	—	—	(36,810)	(36,810)
Cash settlement of interest rate hedges	—	—	—	—	3,113	3,113
Unit-based compensation programs	6,680	6	327,306	282	—	288
Net income	—	(139)	—	(6,773)	—	(6,912)

Balance, September 30, 2009	454,401	$9,015	22,265,648	$441,756	$36,788	$487,559

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of, and for the period ended September 30, 2009, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

CBM Equity IV Holdings, LLC was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware and had no principal operations prior to the acquisition of our properties in the Black Warrior Basin on June 13, 2005. On May 10, 2006, CBM Equity IV Holdings, LLC changed its name to Constellation Energy Resources LLC. On July 18, 2006, Constellation Energy Resources LLC changed its name to Constellation Energy Partners LLC (“CEP” or the “Company”). CEP completed its initial public offering on November 20, 2006, and is traded on the NYSE Arca under the symbol “CEP”. CEP is partially-owned by Constellation Energy Commodities Group, Inc. (“CCG”), which is owned by Constellation Energy Group, Inc. (NYSE: CEG) (“Constellation” or “CEG”). As of September 30, 2009, affiliates of Constellation own all of the Company’s Class A units, all of the management incentive interests, approximately 27% of the Company’s common units and all of the Company’s Class D interests.

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

Accounting policies used by CEP conform to accounting principles generally accepted in the United States of America. The accompanying financial statements include the accounts of CEP and its wholly-owned subsidiaries (collectively, the “Entities”). All significant intercompany accounts and transactions have been eliminated in consolidation. CEP operates its oil and natural gas properties as one business segment: the exploration, development and production of natural gas. Management of CEP evaluates performance based on one business segment as there are not different economic environments within the operation of the oil and natural gas properties. Certain reclassifications have been made to prior years’ reported amounts in order to conform with the current year presentation. These reclassifications did not impact net income, members’ equity or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are consistent with those discussed in its Annual Report on Form 10-K for the year ended December 31, 2008.

Earnings per Unit

Basic earnings per unit (“EPS”) are computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. At September 30, 2009, we had 454,401 Class A units and 22,265,648 Class B units outstanding. Of the Class B units, 345,158 units are unvested restricted common units granted and outstanding.

The following table presents earnings per common unit amounts:

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended September 30, 2009
Basic EPS:
Income allocable to unitholders	$(9,101)	22,265,098	$(0.40)
Effect of dilutive securities:
Notional common units that earn distributions (a)	—	—	—

Diluted EPS:
Income allocable to common unitholders	$(9,101)	22,265,098	$(0.40)

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the nine months ended September 30, 2009
Basic EPS:
Income allocable to unitholders	$(6,912)	22,518,284	$(0.31)
Effect of dilutive securities:
Notional common units that earn distributions(a)	—	—	—

Diluted EPS:
Income allocable to common unitholders	$(6,912)	22,518,284	$(0.31)

(a)    We have also issued 1,040,278 notional units that earn distributions under certain circumstances. These notional units will convert into restricted common units upon approval by our unitholders. Had these units been included in our diluted EPS calculations for the three months and nine months ended September 30, 2009, our total diluted units would not have been different and our EPS would have not been impacted since we reported a net loss for the periods.

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended September 30, 2008
Basic EPS:
Income allocable to unitholders	$26,939	22,351,667	$1.20
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income allocable to common unitholders	$26,939	22,351,667	$1.20

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the nine months ended September 30, 2008
Basic EPS:
Income allocable to unitholders	$19,650	22,370,700	$0.88
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income allocable to common unitholders	$19,650	22,370,700	$0.88

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by companies in their financial statements and accounting policies. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In May 2009, the FASB established general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. CEP performs an evaluation of subsequent events until the issuance date of its document with the SEC so the adoption of the new requirements had no impact on our financial statements. See Note 16 for additional information.

In June 2008, the FASB addressed whether instruments granted in unit-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per unit under the two-class method. This affects entities that accrue or pay nonforfeitable cash distributions on unit-based payment awards during the awards’ service period. Effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, a retrospective adjustment to all prior period earnings per unit calculations was required. CEP adopted the guidance on January 1, 2009, and began including all unvested LTIP restricted common units that earn distributions in earnings per unit calculations for all periods presented. The adoption of this guidance did not have a material impact on our earnings per unit calculations.

In March 2008, the Emerging Issues Task Force reached a consensus on how current period earnings should be allocated between limited partners and a general partner when the partnership agreement contains incentive distribution rights. Beginning after December 15, 2008, and interim periods within those fiscal years, this guidance is to be applied retrospectively for all financial statements presented. Earlier application is not permitted. The adoption of this guidance did not have a material impact on our financial statements.

In March 2008, the FASB issued guidance that was effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. This guidance only required expanded disclosures and did not change the accounting for derivatives. The adoption of this guidance did not have a material impact on our financial statements. See Note 5 for additional information.

New Accounting Pronouncements Issued But Not Yet Adopted

As of September 30, 2009, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us.

In December 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price;

•	Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

•	Easing the standard for the inclusion of proved undeveloped reserves (“PUDs”) and requiring disclosure of information indicating any progress toward the development of PUDs.

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

In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas (Topic 932) with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective for the year ended December 31, 2009. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. We are evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective.

4. ACQUISITIONS

CoLa Acquisition

On March 31, 2008, the Company acquired 83 non-operated producing natural gas wells in the Woodford Shale in the Arkoma Basin in Oklahoma from CoLa Resources LLC (“CoLa”) for $50.2 million, including purchase price adjustments (“CoLa Acquisition”). CoLa is an affiliate of CEG, the Company’s sponsor. The transaction was reviewed and approved by the Company’s conflicts committee. In its review, the Company’s conflicts committee considered various economic factors (including historical and estimated future production, estimated proved reserves, future pricing estimates and operating cost estimates) regarding the transaction, and determined that the acquisition was fair to and in the best interests of the Company. The 83 wells, located in Coal and Hughes Counties, Oklahoma, have an average gross working interest per well of 11.4% and an average net revenue interest per well of 9.2%. The acquired natural gas reserves associated with the wells are 100% proved developed producing. Our results of operations include the results of the CoLa wells after the date of acquisition.

To fund the purchase of CoLa, the Company borrowed $53.0 million under its reserve-based credit facilities (see Note 6).

Upon the announcement of the acquisition, the Company entered into derivative transactions to hedge a portion of the future expected production associated with these wells (see Note 5).

The total consideration paid was $50.1 million, which consisted of $50.2 million in cash and transaction costs and assumed liabilities of approximately $0.1 million, primarily associated with asset retirement obligations on the properties. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

Acquired March 31, 2008	(in millions)
Oil and Natural Gas Properties	$50.2

Total assets acquired	50.2
Asset retirement obligations	(0.1)

Net assets acquired	$50.1

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Unaudited)
	(In 000’s, except per share data)
Pro forma financial results:
Revenue	$59,650	$115,414
Income (loss) from operations	30,210	29,263
Net income (loss)	26,939	19,856
Basic earnings (loss) per share	$1.21	$0.89
Diluted earnings (loss) per share	$1.21	$0.89

5. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

The Company has hedged a portion of its expected natural gas sales from currently producing wells through December 2014. All of the Company’s swaps, basis swaps and options were accounted for as mark-to-market activities as of September 30, 2009.

At September 30, 2009, and December 31 2008, the Company had debt outstanding of $220.0 million and $216.0 million, respectively, under its reserve-based credit facilities. The Company has entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $168.0 million of the outstanding debt through October 2010. All of the Company’s interest rate swaps are accounted for as mark-to-market activities as of September 30, 2009. See Note 16 for additional information.

For the nine months ended September 30, 2009 and 2008, the Company recognized mark-to-market gains of approximately $0.8 million and $4.0 million, respectively, in connection with its commodity derivatives. For the nine months ended September 30, 2009 and 2008, the Company recognized mark-to-market losses of approximately $1.6 million and no gains or losses, respectively, in connection with its interest rate derivatives. At September 30, 2009 and December 31, 2008, the fair value of the derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $50.5 million and a net asset of approximately $20.9 million, respectively.

Accumulated Other Comprehensive Income

Prior to the first quarter of 2009, the Company accounted for certain of its commodity and interest rate derivatives as hedging activities. The value of the cash flow hedges included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets was an unrecognized gain of approximately $36.8 million and an unrecognized gain of $50.1 million at September 30, 2009 and December 31, 2008, respectively. The Company expects that the unrecognized gain will be reclassified from Accumulated other comprehensive income (loss) to the income statement in the following periods:

For the Quarter Ended	Commodity Derivatives	Interest Rate Derivatives	Non- performance Risk	Total AOCI
		( In 000’s)
December 31, 2009	9,922	(1,222)	(93)	8,607
March 31, 2010	5,728	(1,149)	(52)	4,527
June 30, 2010	4,319	(964)	(51)	3,304
September 30, 2010	3,726	(892)	(54)	2,780
December 31, 2010	3,568	(326)	(62)	3,180
March 31, 2011	1,154	—	(33)	1,121
June 30, 2011	2,791	—	(93)	2,698
September 30, 2011	2,494	—	(93)	2,401
December 31, 2011	1,874	—	(77)	1,797
March 31, 2012	845	—	(26)	819
June 30, 2012	2,257	—	(77)	2,180
September 30, 2012	2,016	—	(74)	1,942
December 31, 2012	1,491	—	(59)	1,432

Total	$42,185	$(4,553)	$(844)	$36,788

Fair Value Measurements

We measure fair value of our financial and non-financial assets and liabilities on a recurring basis. Accounting standards define fair value, establish a framework for measuring fair value and require certain disclosures about fair value measurements for assets and liabilities measured on a recurring basis. All of CEP’s derivative instruments are recorded at fair value in our financial statements. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

This following hierarchy prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. Because of the long-term nature of certain assets and liabilities measured at fair value as well as differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy. While we are required to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

The following tables sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2009, and December 31, 2008.

At September 30, 2009	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value
	(In 000’s)
Risk management assets	$—	$58,909	$(6,168)	$—	$52,741
Risk management liabilities	$—	$(2,220)	$—	$—	$(2,220)

Total	$—	$56,689	$(6,168)	$—	$50,521

* All of our derivative instruments are secured by our reserve-based credit facilities.

At December 31, 2008	Level 1	Level 2	Level 3	Netting and Cash Collateral*	Total Net Fair Value
	(In 000’s)
Risk management assets	$—	$58,581	$6,752	$—	$65,333
Risk management liabilities	$—	$—	$—	$—	$—

Total	$—	$58,581	$6,752	$—	$65,333

*	All of our derivative instruments are secured by our reserve-based credit facilities.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

We use observable market data or information derived from observable market data in order to determine the fair value amounts presented above. Prior to September 30, 2009, the valuation of our derivatives was performed by Constellation under a management services agreement (see Note 8). In order to determine the fair value amounts presented above, Constellation utilized various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors included not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and parental guarantees), but also the impact of our nonperformance risk on our liabilities. We currently use our reserve-based credit facilities to provide credit support for our derivative transactions. Historically, in connection with certain of our acquisitions, we have used guarantees from Constellation to provide credit support for our derivative transactions associated with the acquisition volumes. As a result, we do not post cash collateral with our counterparties, nor make any adjustments for non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our assets from counterparties. At September 30, 2009, the impact of non-performance credit risk on the valuation of our assets from counterparties was $0.5 million, of which $0.4 million was reflected as an increase to our non-cash market-to-market gain and $0.9 million was reflected as a reduction to our accumulated other comprehensive income.

We use observable market data or information derived from observable market data to measure the fair value of our derivative instruments. Prior to September 30, 2009, in certain instances, Constellation may have utilized internal models to measure the fair value of our derivative instruments. Generally, Constellation used similar models to value similar instruments. Valuation models utilized various inputs which included quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that were not active, other observable inputs for the assets or liabilities, and market-corroborated inputs, which were inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2009 (In 000’s)	Nine Months Ended September 30, 2009 (In 000’s)
Balance at beginning of period	$(266)	$6,752
Realized and unrealized gains:
Included in earnings	(2,903)	(9,839)
Included in other comprehensive income	0	(1,311)
Purchases, sales, issuances, and settlements	2,536	3,765
Transfers into and out of Level 3(a)	(5,535)	(5,535)

Balance as of September 30, 2009	$(6,168)	$(6,168)

Change in unrealized gains relating to derivatives still held as of September 30, 2009	$(2,053)	$(9,309)

(a)	Reflects transfers of derivatives from Level 3 to Level 2 because observable market data is available for all time periods for which we have derivative instruments.

	Three Months Ended September 30, 2008 (In 000’s)	Nine Months Ended September 30, 2008 (In 000’s)
Balance at beginning of period	$(38,426)	$(3,591)
Realized and unrealized gains:
Included in earnings	11,170	2,236
Included in other comprehensive income	27,168	2,121
Purchases, sales, issuances, and settlements	(1,049)	(1,903)
Transfers into and out of Level 3	0	0

Balance as of September 30, 2008	$(1,137)	$(1,137)

Change in unrealized gains (losses) relating to derivatives still held as of September 30, 2008	$36,649	$1,371

Credit Support Fee Agreements

In connection with certain of our acquisitions, Constellation entered into credit support agreements with us to provide guarantees to three banks that required credit support for certain financial derivatives. These guarantees were obtained because we did not own the assets at the time the derivatives were entered into and we could not use our existing reserve-based credit facilities to provide collateral for the derivative transactions.

•

In February 2008, in connection with the CoLa Acquisition, we entered into a credit support fee agreement with Constellation under which Constellation guaranteed credit support up to $8.5 million for certain financial derivatives that we entered into with BNP Paribas (“BNP”) and Societe Generale (“SocGen”). These guarantees have been released.

Through September 30, 2008, Constellation charged us $0.1 million for this credit support.

Fair Value of Financial Instruments

At September 30, 2009, the carrying values of cash and cash equivalents, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature. The Company believes the carrying value of long-term debt approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms, which represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.

The following fair value disclosures are applicable to our financial statements as of September 30, 2009:

		Fair Value of Asset / (Liability) on Balance Sheet
Derivative Type	Location of Asset / (Liability) on Balance Sheet	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Commodity-MTM	Risk management assets	$72,373	$26,934
Commodity-MTM	Risk management assets	(13,464)	(5,987)
Commodity-MTM	Risk management liabilities	(2,220)	—
Interest Rate-MTM	Risk management assets	(6,168)	—

	Total MTM Derivatives	$50,521	$20,947
Commodity-Cash Flow	Risk management assets	$—	$52,232
Commodity-Cash Flow	Risk management assets	—	(182)
Interest Rate-Cash Flow	Risk management assets	—	(7,665)
	Total Cash Flow Derivatives	$—	$44,385

	Total Derivatives	$50,521	$65,332

		Amount of Gain / (Loss) in Income
Derivative Type	Location of Gain / (Loss) in Income	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$(6,368)	$21,976
Commodity-MTM	Oil and gas sales	$5,126	$(759)
Interest Rate-MTM	Interest expense	(2,115)	(573)

	Total MTM Derivatives	$(3,357)	$20,644

		Amount of Gain / (Loss) in Income
Derivative Type	Location of Gain / (Loss) in Income	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$829	$3,987
Commodity-MTM	Oil and gas sales	$11,924	$(1,416)
Interest Rate-MTM	Interest expense	(4,843)	(996)

	Total MTM Derivatives	$7,910	$1,575

Derivative Type	Location of Gain /(Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain / (Loss) Reclassified		Amount of Gain /(Loss)
		from AOCI into Income - Effective		in Income - Ineffective
		Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008
Commodity-Cash Flow	Oil and gas sales	$11,039	$(4,018)	$—	$831
Interest Rate-Cash Flow	Interest expense	(1,273)	(573)	—	—

	Total Cash Flow	$9,766	$(4,591)	$—	$831

	Location of Gain /(Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain / (Loss) Reclassified		Amount of Gain /(Loss)
		from AOCI into Income - Effective		in Income - Ineffective
Derivative Type		Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Commodity-Cash Flow	Oil and gas sales	$36,810	$(9,897)	$267	$1,635
Interest Rate-Cash Flow	Interest expense	(3,113)	(996)	—	—

	Total Cash Flow	$33,697	$(10,893)	$267	$1,635

As of September 30, 2009, the Company has interest rate swaps on $168.0 million of its outstanding debt through October 2010, various commodity swaps for 48,920,000 MMbtu of natural gas production through December 2014, various basis swaps for 17,884,000 MMbtu of natural gas production in the Cherokee Basin through December 2012, and a put option for 40,000 MMbtu of natural gas production through December 2009.

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

New Credit Agreement

On March 28, 2008, the Company entered into a new $500.0 million secured credit agreement (“Credit Facility”) with The Royal Bank of Scotland plc as administrative agent (the “Administrative Agent”) and a syndicate of lenders. The amount available for borrowing at any one time is limited to the borrowing base for the Company’s properties other than in the State of Alabama. As of September 30, 2009, the borrowing base under the $500.0 million Credit Facility was $115.0 million. The borrowing base is re-determined semi-annually by the lenders in their sole discretion based on reserve reports as prepared by reserve engineers, together with, among other things, the oil and natural gas prices at such time. Any increase in each borrowing base must be approved by all of the lenders. The Credit Facility matures on October 31, 2010.

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

In addition, the Company is required to maintain (i) a ratio of debt to Adjusted EBITDA (defined as, for any period, the sum of consolidated net income for such period plus the following expenses or charges to the extent deducted from consolidated net income in such period: interest expense, depreciation, depletion, amortization, write-off of deferred financing fees, impairment of long-lived assets, (gain) loss on sale of assets, (gain) loss from equity investment, accretion of asset retirement obligation, unrealized (gain) loss on natural gas derivatives and realized (gain) loss on cancelled natural gas derivatives, and other similar charges) of not more than 3.50 to 1.00; (ii) Adjusted EBITDA to cash interest expense of not less than 2.5 to 1.0; and (iii) consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt obligations under the credit facilities, of not less than 1.0 to 1.0, all calculated pursuant to the requirements under SFAS 133 and SFAS 143 (including the current liabilities in respect of the termination of natural gas and interest rate swaps). All financial covenants are calculated using CEP’s consolidated financial information.

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

We have the ability to borrow under the Credit Facility to pay distributions to unitholders as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding under the credit facilities exceed 90% of the borrowing base. As of September 30, 2009, the Company is restricted from paying distributions to unitholders as the borrowings outstanding under its two credit facilities exceed 90% of the borrowing base.

Through September 30, 2009, the Company has borrowed $112.0 million under the Credit Facility.

Amended and Restated Credit Agreement

On March 28, 2008, the Company amended and restated its existing $200.0 million credit facility by entering into an amended and restated credit agreement with the Administrative Agent and a syndicate of lenders (the “Amended and Restated Credit Facility”). As of September 30, 2009, the borrowing base under the $200.0 million Amended and Restated Credit Facility was $110.0 million. The amount available for borrowing at any one time is limited to the borrowing base for the Company’s properties in the State of Alabama. The borrowing base is re-determined semi-annually by the lenders in their sole discretion based on reserve reports as prepared by reserve engineers, together with, among other things, the oil and natural gas prices at such time. Any increase in each borrowing base must be approved by all of the lenders. The Amended and Restated Credit Facility matures on October 31, 2010.

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

In addition, the Company is required to maintain (i) a ratio of debt to Adjusted EBITDA (defined as, for any period, the sum of consolidated net income for such period plus the following expenses or charges to the extent deducted from consolidated net income in such period: interest expense, depreciation, depletion, amortization, write-off of deferred financing fees, impairment of long-lived assets, (gain) loss on sale of assets, (gain) loss from equity investment, accretion of asset retirement obligation, unrealized (gain) loss on natural gas derivatives and realized (gain) loss on cancelled natural gas derivatives, and other similar charges) of not more than 3.50 to 1.00; (ii) Adjusted EBITDA to cash interest expense of not less than 2.5 to 1.0; and (iii) consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt obligations under the credit facilities, of not less than 1.0 to 1.0, all calculated pursuant to the requirements under SFAS 133 and SFAS 143 (including the current liabilities in respect of the termination of natural gas and interest rate swaps). All financial covenants are calculated using CEP’s consolidated financial information.

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

We have the ability to borrow under the Amended and Restated Credit Facility to pay distributions to unitholders as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding under the credit facilities exceed 90% of the borrowing base. As of September 30, 2009, the Company is restricted from paying distributions to unitholders as the borrowings outstanding under its two credit facilities exceed 90% of the borrowing base.

Through September 30, 2009, the Company has borrowed $108.0 million under the Amended and Restated Credit Facility.

Debt Issue Costs

Total debt issue costs incurred through September 30, 2009, were approximately $3.5 million. These costs are being amortized over the life of the credit facilities.

Funds Available for Borrowing

As of September 30, 2009, the Company had $220.0 million in outstanding debt under its reserve-based credit facilities and $5.0 million in remaining borrowing capacity. As of September 30, 2008, the Company had $216.0 million in outstanding debt under its reserve-based credit facilities. See Note 16 for additional information.

Compliance with Debt Covenants

Our reserve-based credit facilities mature in October 2010 and, as a result, amounts due under the facilities became a current liability in October 2009. To date, we have not entered into an agreement to refinance or extend the due date on the reserve-based credit facilities. We may not be able to renew or replace the facilities at similar borrowing costs, terms, covenants, restrictions, or borrowing base, or with similar debt issue costs. In addition, we do not believe that our forecasted operational cash flow will be sufficient to meet the principal payment that would be required on our outstanding debt balance as it comes due on October 31, 2010 unless we are able to successfully refinance our outstanding debt, extend the due date on our current credit facilities or sell assets. Our inability to refinance our outstanding debt would have a material adverse effect on the Company. See Note 16 for additional information.

The reserve-based credit facilities limit the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. The borrowing base is re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the oil and natural gas prices existing at the time. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the reserve-based credit facilities. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other oil and natural gas properties as additional collateral. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the reserve-based credit facilities. Our current combined borrowing base under the reserve-based credit facilities is $225.0 million and we expect that the next borrowing base redetermination will occur within the next two months.

At September 30, 2009, CEP believes that it was in compliance with the debt covenants contained in its credit facilities. As of September 30, 2009, the actual debt to Adjusted EBITDA ratio was 3.2 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, the actual ratio of current assets to current liabilities was 2.5 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and the actual Adjusted EBITDA to cash interest expense ratio was 12.2 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

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

7. OIL AND NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	September 30, 2009	December 31, 2008
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$752,211	$729,898
Unproved property	38,052	38,293

Total property costs	790,263	768,191
Materials and supplies	4,837	4,587
Land	911	912

Total	796,011	773,690
Less: Accumulated depreciation, depletion and amortization	(158,295)	(111,171)

Natural gas properties and equipment, net	$637,716	$662,519

Impairment of Oil and Natural Gas Properties

In the nine months ended September 30, 2009, CEP recorded a charge of approximately $4.2 million to impair the value of certain of its wells located in the Woodford Shale in Oklahoma and the value of certain obsolete inventory. This charge is included in depreciation, depletion and amortization in the Statement of Operations. This impairment was recorded because the carrying value of certain of the wells exceeded the fair value of the wells as measured by estimated cash flows reported in a third party reserve report that was based upon future expected oil and natural gas prices. The impairment is primarily caused by the impact of lower future expected natural gas prices. Cash flow estimates for the impairment testing exclude derivative instruments. As of September 30, 2009, CEP reviewed its other properties for impairment and the estimated undiscounted future cash flows exceeded the net capitalized costs, thus no impairment was required to be recognized. If oil and natural gas prices continue to significantly decline during 2009, the estimated undiscounted future cash flows for CEP’s proved oil and natural gas properties may not exceed the net capitalized costs for the properties and an impairment may be required to be recognized in future periods.

Asset Sales

In 2009, CEP sold a tractor and other miscellaneous equipment for less than $0.1 million and recorded a loss of less than $0.1 million on the sales.

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

8. RELATED PARTY TRANSACTIONS

Management Services Agreement

In November 2006, CEP entered into a management services agreement with Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of Constellation, to provide certain management, technical and administrative services. These services include legal, accounting and finance, engineering and technical, risk management, information technology and tax services, as well as acquisition services related to opportunities to acquire oil and natural gas reserves and related midstream assets. CEPM and its affiliates do not have any obligation to provide acquisition services or other services under the management services agreement, provided that CEPM may receive added compensation for providing CEP with services as a result of the management incentive interests it holds in CEP. Each quarter, CEPM charges CEP an amount for services provided to CEP. This amount is agreed to annually and includes a portion of the compensation paid by CEPM and its affiliates to personnel who spend time on CEP’s business and affairs. The allocation of compensation expense for the chief executive officer, chief financial officer and chief accounting officer was fixed by agreement between the parties in 2008. As of January 1, 2009, these three officers and CEP’s general counsel became direct employees of the Company. The allocation of compensation expense for other personnel of CEPM and its affiliates is determined based on the percentage of time spent by such personnel on CEP’s business and affairs. The conflicts committee of the Company’s board of managers reviews at least annually the services to be provided by CEPM and the costs to be charged to CEP under the management services agreement and reviews the cost allocation quarterly. The conflicts committee also determines if the amounts to be paid by the Company for the services to be performed are fair to and in the best interests of the Company. During the year, the cost allocation may be adjusted upwards to reflect additional services provided by CEPM and its affiliates or downwards to reflect the transition of services to CEP employees. These costs totaled approximately $1.2 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. The costs charged to CEP under the management services agreement may be greater or less than the actual costs CEP would incur if the services were performed by an unaffiliated third party.

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

CEP had payables to Constellation of $0.3 million and $1.0 million as of September 30, 2009 and December 31, 2008, respectively. This payable balance is included in current liabilities in the accompanying balance sheets.

Credit Support Fee Agreements

As described further in Note 5, CEG and CEP entered into credit support fee agreement under which CEG guaranteed credit support for certain financial derivatives with three financial institutions. This credit support fee agreement has expired. For the nine months ended September 30, 2008, CEG charged CEP $0.1 million for the credit support.

Natural Gas Purchases

Through March 31, 2009, CCG purchased natural gas from CEP in the Cherokee Basin. The arrangement was reviewed by the conflicts committee of CEP’s board of managers. The committee found that the arrangement was fair to and in the best interests of CEP. For the nine months ended September 30, 2009, and September 30, 2008, CCG paid CEP $5.7 million and $18.8 million for natural gas purchases, respectively.

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

Management Incentive Interests

CEPM holds the management incentive interests in the Company. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in the Company’s limited liability company agreement) has been achieved and certain other tests have been met. For the nine months ended September 30, 2009, none of these applicable tests have been met, and, as a result, CEPM was not entitled to receive any management incentive interest distributions.

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

CoLa Acquisition

As further described in Note 4, on March 31, 2008, the Company acquired 83 non-operated producing oil and natural gas wells in the Woodford Shale in the Arkoma Basin in Oklahoma from CoLa for approximately $50.1 million, including purchase price adjustments through September 30, 2009. CoLa is an affiliate of CEG, the Company’s sponsor. The transaction was reviewed and approved by the Company’s conflicts committee. In its review, the Company’s conflicts committee considered various economic factors (including historical and estimated future production, estimated proved reserves, future pricing estimates and operating cost estimates) regarding the transaction, and determined that the transaction was fair to and in the best interests of the Company.

9. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, the Company is subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation. As of September 30, 2009 and December 31, 2008, other than the matters discussed below, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

Certain of the Company’s wells in the Robinson’s Bend Field are subject to a net profits interest (“NPI”) held by Torch Energy Royalty Trust (the “Trust”) (See Note 11). The royalty payment to the Trust is calculated using a sharing arrangement with a pricing formula that has had the effect of keeping our payments to the Trust lower than if such payments had been calculated based on prevailing market prices. CEP is uncertain of the financial impact of the NPI over the life of the Robinson’s Bend Field as it has volumetric and price risk variables. However, in order to address a portion of the risk of the potential adverse impact on CEP’s operating results from a termination of the sharing arrangement, Constellation Holdings, Inc. (“CHI”) contributed $8.0 million to CEP in exchange for all of CEP’s Class D interests at the closing of its initial public offering in November 2006 for the purpose of partially protecting the distributions to the common unit holders in the event the sharing arrangement is terminated. This contribution will be returned to CHI in 24 special quarterly distributions as long as the sharing agreement remains in effect for the distribution period. As a result of the initiation of the legal proceedings discussed in Note 11 and Note 16, the Class D interest special quarterly distributions have been suspended for all quarters commencing on or after January 1, 2008. This suspension includes $1,999,999.65 which represents the distributions that were suspended for the quarterly periods ended June 30, 2009, March, 31, 2009, and December 31, September 30, June 30, and March 31, 2008. The remaining undistributed amount of the Class D interests is $6.7 million. See Note 16 for additional information.

10. ASSET RETIREMENT OBLIGATION

We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the ARC is allocated to expense using a systematic and rational method over the asset’s useful life. The ARO’s recorded by CEP relate to the plugging and abandonment of natural gas wells, and decommissioning of the gas gathering and processing facilities.

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

The following table is a reconciliation of the ARO:

	September 30, 2009	December 31, 2008
	(In 000’s)
Asset retirement obligation, beginning balance	$6,754	$6,163
Liabilities incurred from acquisition of the properties (Note 4)	—	56
Liabilities incurred	116	124
Accretion expense	267	411

Asset retirement obligation, ending balance	$7,137	$6,754

Additional retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation. There have been no material expenditures for abandonments.

At September 30, 2009, and December 31, 2008, there were no assets legally restricted for purposes of settling existing asset retirement obligations.

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

The cumulative “Net NPI Proceeds” balance must be greater than $0 before any payments are made to the Trust. The cumulative Net Proceeds was a deficit for the nine months ended September 30, 2009 and 2008. As a result, no payments were made to the Trust with respect to the NPI for the nine months ended September 30, 2009 and 2008.

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

The Trust and Trust Venture filed a petition to vacate the Final Award (the “Petition to Vacate”) with the District Court of Harris County, Texas, 152nd Judicial District (the “District Court”) on October 16, 2008. The Claimants filed a motion to confirm the Final Award (the “Motion to Confirm”) with the District Court on November 5, 2008. On December 10, 2008, the District Court dismissed the Petition to Vacate and granted the Motion to Confirm, thus confirming the Final Award. The Company believes that any timely further appeal or request for other relief by the Trust and Trust Venture should have been filed by January 9, 2009. The Company is not aware of any filing having been made as of September 30, 2009, and the arbitration and related proceeding thereto appear to have been finalized. See Note 16 for additional information.

Water Gathering, Separation, and Disposal Costs

On January 8, 2009, the Company was served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in Alabama state court demanding an audited statement of revenues and expenses associated with the NPI, alleging a breach of contract under the conveyance associated with the NPI and the agreement establishing the Trust and asserting that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit seeks unspecified damages and an accounting of the NPI. On February 9, 2009, the Company filed a motion to dismiss the lawsuit and filed an arbitration proceeding against the Trust relating to the claims alleged in the lawsuit with Judicial Arbitration and Mediation Services (JAMS). On February 12, 2009 Trust Venture requested a stay of the arbitration proceeding. On February 25, 2009, the Circuit Court of Tuscaloosa County, Alabama denied the Company’s motion to dismiss the lawsuit and also denied Trust Venture’s motion to stay the arbitration proceeding. On April 1, 2009, the Circuit Court of Tuscaloosa County, Alabama again denied the Company’s motion to stay the litigation in Alabama and again denied Trust Venture’s motion to stay the arbitration proceeding. On April 10, 2009, the arbitration panel granted Trust Venture’s motion to stay the arbitration proceeding until the conclusion of the related litigation that was pending in Alabama. On July 24, 2009, the arbitration proceeding was dismissed. As a result, the Alabama litigation is proceeding. The proceeding is in the discovery phase. Trust Venture and the Trust asserted that discovery from the Trust be produced by the Trust voluntarily as it deems responsive without being subject to the jurisdiction of the Alabama Court. On June 12, 2009, the Company filed a Motion to Compel the Trust or Trust Venture to respond fully to its discovery requests to the Trust. On July 6, 2009, the Alabama Court granted the Company’s motion and on August 21, 2009 the Alabama Court made the Trust a nominal party to the Alabama litigation and confirmed its ruling that the Trust be subject to regular discovery in the litigation. On August 18, 2009, Trust Venture filed an application for preliminary injunction requesting that the Alabama court enter an injunction requiring the Company to deposit into an escrow account all fees, less expenses, that it receives from water disposal under the water disposal agreement associated with the wells in the Robinson’s Bend field pending judgment in the lawsuit and asserting damages of approximately $11.6 million from June 2005 to May 2009. After hearing, the Alabama court denied Trust Venture’s application. The Company intends to defend itself vigorously with respect to the alleged claims. There can be no assurance as to the outcome or result of the lawsuit or the arbitration proceeding. The Company intends its forward-looking statements relating to the action to speak only as of the time of such statements and does not plan to update or revise them except to the extent that material information becomes available.

12. ENVIRONMENTAL LIABILITY

CEP is subject to costs resulting from federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. As of September 30, 2009 and December 31, 2008, accrued environmental obligations were $0.3 million and $0.4 million, respectively. These obligations were classified as current liabilities on CEP’s Consolidated Balance Sheet.

13. UNIT-BASED COMPENSATION

The Company recognized approximately $0.3 million and $0.3 million of non-cash expense related to grants made under its Long-term Incentive Plan’s unit-based compensation and executive inducement bonus program in the nine months ended September 30, 2009, and September 30, 2008, respectively.

The Company recognized approximately $0.5 million of cash expense related to grants made under its omnibus incentive compensation program in the nine months ended September 30, 2009. If the 2009 Omnibus Incentive Compensation Plan is approved by unitholders, this $0.5 million in expense will be recorded as a non-cash expense as the liability for grants made under the program will be settled in restricted common units as opposed to cash.

Adoption of the Executive Inducement Bonus Program

An Executive Inducement Bonus Program was adopted and approved by the Company’s Board of Managers on April 28, 2009. The plan was created without unitholder approval in reliance on the exemption provided in the NYSE Arca rules. On May 7, 2009, CEP filed a registration statement with the SEC on Form S-8 for 300,000 common units associated with grants under this program made to the executives of CEP described below. After the initial grants have been made, the only additional common units that can be issued under this program are for distribution rights in connection with distribution credits as described below.

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

The adoption of the 2009 Omnibus Incentive Compensation Plan, if approved by unitholders, will increase the number of authorized common units of the Company and will be considered when calculating diluted earnings per unit. The 2009 Omnibus Incentive Compensation Plan does not replace or affect the Company’s LTIP that was adopted in November 2006 and it does not replace or affect the Executive Inducement Bonus Program discussed above. The 2009 Omnibus Incentive Compensation Plan contains 1,650,000 common units, of which approximately 609,722 units remain available for grants under the plan. The LTIP contains 450,000 common units, of which approximately 250,599 remain available for grants under the LTIP. The Executive Inducement Bonus Program is not expected to exceed 300,000 common units, of which approximately 132,517 units remain available for distribution rights in connection with distribution credits to the executives of CEP under the program.

2009 Grants

Grants under the 2009 Omnibus Incentive Compensation Plan

The Company granted approximately 41,408 notional unit awards under the 2009 Omnibus Incentive Compensation Plan on August 1, 2009, to certain employees of the Company in Texas. These units had a total fair market value of approximately $137,889 based on the closing price of the Company’s units on NYSE Arca on August 3, 2009. These service-based restricted units will vest on a five year ratable schedule beginning on August 1, 2010. If the common unitholders do not approve the 2009 Omnibus Incentive Compensation Plan, the notional units will be settled in cash based on the fair market value on the vesting date. Upon approval of the 2009 Omnibus Incentive Compensation Plan by the common unitholders, the notional units so granted to the four officers of CEP will automatically convert into restricted common units based on the vesting schedule for the notional units.

On May 1, 2009, the Company made grants of an aggregate of 748,670 notional units under the 2009 Omnibus Incentive Compensation Plan to the four officers of CEP, with an approximate aggregate grant-date value of $2,313,390 based on the closing price per unit on May 1, 2009. The units will vest ratably over five years. If the common unitholders do not approve the 2009 Omnibus Incentive Compensation Plan, the notional units will be settled in cash based on the fair market value on the vesting date. Upon approval of the 2009 Omnibus Incentive Compensation Plan by the common unitholders, the notional units so granted to the four officers of CEP will automatically convert into restricted common units based on the vesting schedule for the notional units. As of September 30, 2009, a total of 33,625 notional units have been issued as distribution credits by the Company.

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

On April 28, 2009, the Company’s Board of Managers approved a total grant of 80,937 notional units for the three independent managers currently serving on the Board of Managers, each with an approximate grant-date value of $83,365 based on the closing price per unit on May 1, 2009. The grants were made under the 2009 Omnibus Incentive Compensation Plan pursuant to grant agreements, dated May 1, 2009, by and between the Company and each of Richard H. Bachmann, Richard S. Langdon and John N. Seitz. If the common unitholders do not approve the 2009 Omnibus Incentive Compensation Plan, the notional units will be settled in cash based on the fair market value on the vesting date. Upon approval of the 2009 Omnibus Incentive Compensation Plan by the common unitholders, the notional units so granted to the independent managers will automatically convert into restricted units. These grants vest on March 1, 2010. As of September 30, 2009, a total of 2,806 notional units have been issued as distribution credits by the Company.

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

Prior to vesting, these restricted common units do not have the right to receive cash distributions paid by the Company on its common units. Instead, each such unvested restricted common unit carries the right to receive distribution credits when any distributions are made by the Company on its common units. Any distribution credits will accrue and be settled in cash or common units, in the discretion of the Compensation Committee of the Company’s Board of Managers, upon the vesting of the underlying restricted common unit. As of September 30, 2009, a total of 5,612 restricted units have been issued as distribution credits by the Company.

Grants under the Long-Term Incentive Program

The Company granted approximately 163,340 restricted common unit awards under the Long-Term Incentive Plan on August 1, 2009, to certain field employees of the Company in Alabama, Kansas, and Oklahoma. These units had a total fair market value of approximately $529,222 based on the average of the high and low trading price of the Company’s units on NYSE Arca on August 3, 2009. These service-based restricted units will vest on a three year ratable schedule beginning on August 1, 2010.

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

14. DISTRIBUTIONS TO UNITHOLDERS

Distributions through September 30, 2009

The Company has suspended its quarterly distributions to unitholders for the quarters ended September 30, 2009, and June 30, 2009, to remain in compliance with the covenants associated with its reserve-based credit facilities. The distribution must remain suspended until the outstanding debt balance under its reserve-based credit facilities is less than 90% of the Company’s combined borrowing base as determined by its lenders.

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

15. MEMBERS’ EQUITY

2009 Equity

At September 30, 2009, we had 454,401 Class A units and 22,265,648 Class B units outstanding, which included 177,674 unvested restricted common units issued under our Long-Term Incentive Plan and 167,484 unvested restricted common units issued under our Executive Inducement Bonus Program.

At September 30, 2009, we had granted 199,401 common units of the 450,000 common units available under our Long-term Incentive Plan. Of these grants, 21,727 have vested.

At September 30, 2009, we had granted 167,484 common units of the 300,000 common units available under our Executive Inducement Bonus Program. Of these grants, none have vested.

2008 Equity

At September 30, 2008, we had 447,721 Class A units and 21,938,342 Class B units outstanding, which included 34,236 restricted unvested common units.

At September 30, 2008, we had granted 39,579 units of the 450,000 units available under our Long-term Incentive Plan. Of these grants, 5,343 have vested and 34,236 are unvested.

16. SUBSEQUENT EVENTS

The following subsequent events have occurred between October 1, 2009, and November 6, 2009:

Class D Interests

In connection with litigation related to the Torch NPI, the Company has suspended all quarterly cash contributions with respect to the Company’s Class D interests. This suspension includes the $333,333.33 quarterly cash distribution for the three months ended September 30, 2009 and $1,999,999.65 which represents the distributions that were suspended for the quarterly periods ended June 30,

2009, March, 31, 2009, and December 31, September 30, June 30, and March 31, 2008. The remaining undistributed amount of the Class D interests is $6.7 million.

Debt

Funds Available for Borrowing

As of November 6, 2009, the Company reduced its outstanding debt under its reserve-based credit facilities from $220.0 million to $200.0 million in outstanding debt and has $25.0 million in remaining borrowing capacity.

As of November 6, 2009, the $200.0 million outstanding balance under our credit facilities is a current liability. We are currently in the process of negotiating with our lenders to extend the term of our credit facilities. There can be no assurance that we will be able to extend or refinance our current credit facilities. If we were unable to extend or refinance our current credit facilities and if we were unable to repay the outstanding debt balance when it becomes due on October 31, 2010, it would have a material adverse effect on the Company. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with Company’s ability to meet its obligations as they come due in October 2010.

Distribution

The Board of Managers of the Company has suspended the quarterly distribution to our unitholders for the quarter ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in the Company’s most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed by Constellation Energy Group, Inc. (“Constellation”) on February 7, 2005 to acquire oil and natural gas properties (“E&P properties”) as well as related midstream assets. Our oil and natural gas reserves are located in the Black Warrior Basin of Alabama, in the Cherokee Basin of Kansas and Oklahoma, and in the Woodford Shale in Oklahoma. Our primary business objective is to increase unitholder value and to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders. Our strategies for achieving this objective are to:

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	( In 000’s)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$(9,101)	$26,939	$(6,912)	$19,650
Adjusted by:
Interest expense/(income), net	3,600	3,218	9,719	8,596
Depreciation, depletion and amortization	15,455	11,318	48,084	32,340
Accretion of asset retirement obligation	109	105	267	307
(Gain)/loss on sale of assets	—	(85)	14	(296)
(Gain)/loss on mark-to-market activities	6,368	(21,976)	(829)	(3,987)
Unit-based compensation programs	136	118	288	273
Unrealized loss/(gain) on natural gas derivatives	—	(831)	267	(27)

Adjusted EBITDA	$16,567	$18,806	$50,898	$56,856

Significant Operational Factors

•

Realized Prices. Our average realized price for the nine months ended September 30, 2009, including hedges, was $7.30 per Mcfe. This realized price includes the impact of $0.8 million of unrealized gains on mark-to-market derivatives. Excluding the impact of the unrealized mark-to-market gains, the average realized price for the nine months ended September 30, 2009 was $7.24 per Mcfe. Further deducting the cost of sales associated with third party gathering, average realized prices were $7.08 per Mcfe including hedges and $3.39 per Mcfe excluding hedges.

•	Production. Our production during the first nine months of 2009 was approximately 13.0 Bcfe, or an average of 47,692 Mcfe per day.

•

Capital Expenditures and Drilling Results. During 2009, we spent approximately $22.8 million in cash capital expenditures primarily for development activities in the Cherokee Basin. Our development activities were focused on completing the wells associated with our planned 2009 maintenance capital budget of approximately $30.5 million. This maintenance capital spending is intended to maintain our production rates, reserves, and asset base. Through the first nine months of 2009, our drilling program has successfully replaced production at a rate sufficient to offset the natural decline rate from our existing properties. We now expect our total capital expenditures for 2009 to be between $23.0 million and $25.0 million, which is below our planned maintenance capital budget of $30.5 million.

In the Black Warrior Basin, we have stopped drilling activities due to low natural gas prices and the current costs to drill and complete wells in the Basin. We have completed 10 drilling locations at a total cost of approximately $1.2 million. These locations will be available to drill when it becomes economically favorable to do so.

In the Cherokee Basin, we drilled and completed 60 net wells and performed 17 net recompletions during the first nine months of 2009. We drilled 1 horizontal development dry hole. As of September 30, 2009, we have 1 additional net well which requires completion. We do not expect to drill any additional wells during 2009.

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

We experience earnings volatility as a result of using the mark-to-market accounting method for all of our commodity derivatives used to hedge our exposure to changes in natural gas prices or basis differentials. This accounting treatment can cause earnings volatility as the positions for future natural gas production are marked-to-market. These non-cash unrealized gains or losses are included in our current Statement of Operations until the derivatives are cash settled as the commodities are produced and sold. We do not enter into speculative trading positions and we only use derivatives to lock in the future sales price for a portion of our expected natural gas production. Increases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market losses on those derivatives and lower reported net income. Decreases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market gains on those derivatives and higher reported net income. Although these gains and losses are required to be reported immediately in earnings as market prices change, the fair value of the related future physical natural gas sale is not marked-to-market and therefore is not reflected as Oil and Gas Sales or as an Accounts Receivable in our financial statements. This mismatch impacts our reported Result of Operations and our reported working capital position until the commodity derivatives are cash settled and the natural gas is produced and sold. Upon cash settlement of the derivatives, the sale of the physical commodity at then-current market prices offsets the previously reported mark-to-market gains or losses such that the cumulative net cash realized results in a net sale of the physical natural gas production at the fixed future sales price for our hedge. When our derivative positions are cash settled as the related commodities are produced and sold, the realized gains and losses of those derivative positions are included in our Statement of Operations as Oil and Gas Sales. Further detail of our commodity derivative positions and their accounting treatment is outlined starting on page 38.

Significant Market Factors

•

Events Impacting our Sponsor. Constellation owns all of our outstanding Class A units, approximately 5.9 million Class B Common Units, all of our Class D interests, and all of the Management Incentive Interests.

•

In June 2009, Constellation notified CEP that it will terminate the management services agreement effective December 15, 2009. As a result, CEP submitted a plan to its lenders for managing its business after the termination of the agreement as required under the terms of its reserve-based credit facilities. The plan has received the requisite approval that was required under the Company’s reserve-based credit facilities.

•	Through a series of announcements, Constellation announced that it had impaired the fair value of its investment in CEP due to various factors, including the possible sale of its investment in CEP.

•	In December 2008, Constellation announced an investment transaction with EDF Group subject to receipt of required regulatory approvals and other standard closing conditions, which has not yet closed.

•

In August 2008, Constellation announced its intention to sell its upstream natural gas businesses Constellation subsequently announced that while certain of its upstream gas properties were sold during 2008, it continues to evaluate the sale of its remaining upstream gas properties while monitoring market conditions to obtain appropriate value for them.

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

Hewitt proposed a compensation mix that would include a base salary, performance-based bonus awards, long-term incentives consisting of unit-based compensation, and one-time, inducement sign-on bonuses. It also proposed to target total direct compensation for the team at competitive market median levels with a compensation mix for 2009 heavily weighted to time based compensation, including restricted units of CEP. The total direct compensation, as approved by the compensation committee includes a base salary and bonus award payouts based on future performance on selected performance measures. The performance targets are intended to be correlated to the creation of value for CEP unitholders and should balance growth, profitability, and efficient utilization of capital resources. The 2009 performance measures are expected to correspond to the company’s 2009 business plan and may include measures that are commonly used at other comparable E&P companies. The payout against the performance targets for 2009 will be made at the discretion of the compensation committee and are intended to include a threshold level of minimum acceptable performance, a target level of performance, and a maximum level of performance that reflects the achievement of stretch goals. The time based compensation is intended to retain the management team and align it with the interests of the unitholders. The compensation committee did not require specific unit ownership targets for the executive officers. The overall structure and plan design to be used in 2009 should ensure alignment with our business strategy.

Through September 30, 2009, seven employees and certain services have been transitioned from being provided by CEPM under the management services agreement to CEP. By December 15, 2009, we expect that the remaining employees and services currently being provided by CEPM under the management services agreement will be transitioned to CEP.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the Three Months Ended				For the Nine Months Ended
	(Dollars in 000’s)
	September 30, 2009	September 30, 2008	Variance		September 30, 2009	September 30, 2008	Variance
			$	%			$	%
Revenues:
Oil and gas sales	$30,663	$37,674	$(7,011)	(18.6)%	$94,223	$108,093	$(13,870)	(12.8)%
Gain (Loss) from mark-to-market activities	(6,368)	21,976	(28,344)	(129.0)%	829	3,987	(3,158)	(79.2)%

Total revenues	24,295	59,650	(35,355)	(59.3)%	95,052	112,080	(17,028)	(15.2)%

Operating expenses:
Lease operating expenses	8,169	9,428	(1,259)	(13.4)%	25,243	27,701	(2,458)	(8.9)%
Cost of sales	586	2,633	(2,047)	(77.7)%	2,030	6,020	(3,990)	(66.3)%
Production taxes	715	2,241	(1,526)	(68.1)%	2,245	6,791	(4,546)	(66.9)%
General and administrative expenses	4,844	3,800	1,044	27.5%	14,491	10,922	3,569	32.7%
(Gain) loss on sale of asset	—	(85)	85	100.0%	14	(296)	310	(104.7)%
Depreciation, depletion and amortization	15,455	11,318	4,137	36.6%	48,084	32,340	15,744	48.7%
Accretion expenses	109	105	4	3.8%	267	307	(40)	(13.0)%

Total operating expenses	29,878	29,440	438	1.5%	92,374	83,785	8,589	10.3%
Other expenses (income):
Interest expense	3,600	3,280	320	9.8%	9,721	8,942	779	8.7%
Interest income	—	(62)	62	(100.0)%	(2)	(346)	344	(99.4)%
Other (income) expense	(82)	53	(135)	(254.7)%	(129)	49	(178)	(363.3)%

Total other expenses (income)	3,518	3,271	247	7.6%	9,590	8,645	945	10.9%

Total expenses	33,396	32,711	685	2.1%	101,964	92,430	9,534	10.3%

Net income (loss)	$(9,101)	$26,939	$(36,040)	(133.8)%	$(6,912)	$19,650	$(26,562)	(135.2)%

Net production:
Total production (MMcfe)	4,414	4,477	(63)	(1.4)%	13,020	12,942	78	0.6%
Average daily production (Mcfe/d)	47,978	48,663	(685)	(1.4)%	47,692	47,234	458	1.0%
Average sales prices:
Price per Mcfe including hedges(a)	$5.50 (a)	$13.32 (a)	$(7.82)	(58.7)%	$7.30 (a)	$8.66 (a)	$(1.36)	(15.7)%
Price per Mcfe excluding hedges	$3.31	$9.32	$(6.01)	(64.5)%	$3.55	$9.26	$(5.71)	(61.7)%
Average unit costs per Mcfe:
Field operating expenses(b)	$2.01	$2.61	$(0.60)	(22.9)%	$2.11	$2.67	$(0.56)	(20.9)%
Lease operating expenses	$1.85	$2.11	$(0.26)	(12.3)%	$1.94	$2.14	$(0.20)	(9.4)%
Production taxes	$0.16	$0.50	$(0.34)	(68.0)%	$0.17	$0.52	$(0.35)	(67.3)%
General and administrative expenses	$1.10	$0.85	$0.25	29.4%	$1.11	$0.84	$0.27	32.1%
Depreciation, depletion and amortization(c)	$3.50	$2.53	$0.97	38.3%	$3.69	$2.50	$1.19	47.6%

(a)	Price per Mcfe including hedges includes realized and unrealized mark-to-market gains on derivative transactions that did not qualify for hedge accounting treatment.
(b)	Field operating expenses include lease operating expenses and production taxes.

(c)

Depreciation, depletion and amortization includes non-cash impairments of oil and natural gas assets. Excluding impairments, the three months ended September 30, 2009 cost per Mcfe was $3.45 and $3.37 per Mcfe for the nine months ended September 30, 2009.

Three months ended September 30, 2009 compared to three months September 30, 2008

Oil and natural gas sales. Oil and natural gas sales decreased $7.0 million, or 18.6%, to $30.7 million for the three months ended September 30, 2009 as compared to $37.7 million for the same period in 2008. Of this decrease, $0.6 million was attributable to decreased production volumes and $26.5 million was attributable to lower market prices for oil and natural gas, offset by $20.1 million in gains from our hedging program. Production for the three months ended September 30, 2009 was 4.4 Bcfe, which was essentially level with the same period in 2008. Natural declines in production in the Black Warrior Basin and in the Woodford Shale were offset by slightly increased production of less than 0.1 Bcfe due to our drilling programs in the Cherokee Basin. Our 2008 and 2009 maintenance drilling program has continued to offset the natural decline rate of production associated with our existing wells during the quarter. This offset is not expected to continue as we have stopped our maintenance capital spending during the second half of 2009. We hedged approximately 75% of our actual production during the third quarter of 2009 and approximately 88% of our actual production during the same period in 2008.

As discussed below, the loss from our unrealized non-cash mark-to-market activities increased $28.3 million for the three months ended September 30, 2009, as compared to the same period in 2008. Our realized prices before our hedging program decreased from 2009 to 2008 primarily due to significantly lower market prices for oil and natural gas. This was offset by our hedging program and the mark-to-market gains discussed below.

Hedging and mark-to-market activities. As of September 30, 2009, all of our swaps, put option, and basis swaps were accounted for as mark-to-market derivatives. For the three months ended September 30, 2009, the unrealized non-cash mark-to-market loss was approximately $6.4 million as compared to an unrealized non-cash $21.9 million gain for the same period in 2008. This 2009 non-cash loss represents approximately $6.7 million from the impact of higher expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $0.3 million increase for non-performance risk related to our counterparties.

Prior to the first quarter 2009, we entered into cash flow hedges in an effort to reduce our exposure to fluctuations in natural gas prices. For the three months ended September 30, 2008, we recognized a gain of approximately $0.8 million related to hedge ineffectiveness.

Cash settlements of hedges were received for our commodity derivatives of approximately $16.0 million for the three months ended September 30, 2009. Cash settlements of hedges were received for our commodity derivatives of approximately $4.9 million for the three months ended September 30, 2008. This difference is primarily due to significantly lower market prices for natural gas during 2009.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended September 30, 2009, lease operating expenses decreased $1.3 million, or 13.4%, to $8.2 million, compared to expenses of $9.4 million for the same period in 2008. This decrease in lease operating expenses is primarily related to $0.7 million in lower total spending in the Cherokee Basin, $0.2 million in lower total spending in the Black Warrior Basin, and $0.4 million in lower total spending in the Woodford Shale. This total lower spending reflects our focus on reducing expenses and lower overall oilfield service costs. By category, our lease operating expenses were lower in 2009 as compared to 2008 by $1.3 million because of a $0.5 million decrease in well servicing costs, a $0.4 million decrease in costs for our non-operated Woodford Shale properties, a $0.3 million decrease in road and lease maintenance, and a $0.1 million decrease in vehicle expense including gasoline costs.

For the three months ended September 30, 2009, per unit lease operating expenses were $2.01 per Mcfe compared to $2.61 per Mcfe for the same period in 2008. This decrease is attributable to a decrease in total spending of approximately 13.4% in 2009 as compared the same period in 2008 with essentially the same level of production in 2009 as compared to the same period in 2008. Our per unit operating costs decreased approximately 13% in the Cherokee Basin from $2.40 per Mcfe in 2008 to $2.10 per Mcfe in 2009 as a result of $0.7 million in lower total spending and an increase in production volumes of approximately 0.1 Bcfe.

For the three months ended September 30, 2009, production taxes decreased $1.5 million, or 68.1%, to $0.7 million, compared to expenses of $2.2 million for the same period in 2008. This decrease was primarily the result of significantly lower market prices for oil and natural gas in 2009 and the impact of production tax credits of approximately $0.3 million.

Cost of sales. For the three months ended September 30, 2009, cost of sales decreased by $2.0 million, or 77.7%, to $0.6 million, compared to $2.6 million for the same period in 2008. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower natural gas prices as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, costs billed by CEPM under our management services agreement and other costs not directly associated with field operations.

General and administrative expenses increased $1.0 million, or 27.5%, to $4.8 million for the three months ended September 30, 2009, as compared to $3.8 million for the same period in 2008. Our general and administrative expenses were higher in 2009 as compared to 2008 because of $1.7 million in labor costs and an additional $0.5 million in administrative costs in Tulsa, offset by $0.6 million in lower CEPM charges for labor, $0.3 million in legal fees primarily associated with the Torch litigation, $0.4 million in lower professional services and consultants, and $0.1 million in exploration expense. For the three months ended September 30, 2009 and 2008, CEPM allocated $0.2 million and $0.8 million, respectively, in expenses to us for labor and other charges through the management services agreement.

Our per unit costs were $1.10 per Mcfe for the three months ended September 30, 2009 compared to $0.85 per Mcfe for the same period in 2008. This increase is attributable to an increase in total spending of approximately $1.0 million. This increased level of spending is expected to continue in 2009 as services continue to be transitioned from being provided by CEPM under the management services agreement to CEP.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion would change in the same direction.

Our depreciation, depletion and amortization expense for the three months ended September 30, 2009 was $15.4 million, or $3.48 per Mcfe, compared to $11.3 million, or $2.53 per Mcfe, for the same period in 2008. This increase in 2009 depreciation, depletion, and amortization reflects the increased basis in our assets resulting from the cost of our asset acquisitions in the Woodford Shale, additional capital expenditures for our development drilling programs in the Cherokee Basin, a lower year-end 2008 reserve base primarily due to price-related reserve revisions, an impairment of $0.1 million for certain of our wells in the Woodford Shale partially offset by a 0.2 Bcfe decrease in production volumes in the Woodford Shale during 2009 as compared to 2008. The impairment was primarily caused by the impact of lower natural gas prices on estimated future cash flows for the Woodford Shale wells. During 2009, we impaired $0.1 million in obsolete inventory. We calculate depletion using units-of-production under the successful efforts method of accounting except for our other assets which are depreciated using the straight line basis.

Interest expense. Interest expense for the three months ended September 30, 2009 increased $0.3 million to $3.6 million as compared to approximately $3.3 million in interest expense for same period in 2008. This increase was primarily due to $0.7 million in non-cash mark-to-market losses on our interest rate swaps that are accounted for as market-to-market activities. This increase was offset by lower market interest rates of $1.3 million, lower capitalized interest of $0.1 million, and higher swap settlements of $0.8 million during 2009 as compared to the same period in 2008. Our capitalized interest decreased from 2008 to 2009 due to lower capital spending in 2009. Our borrowings under our reserve-based credit facilities increased in 2009 as compared to the same period in 2008 to finance capital expenditures and working capital needs. At September 30, 2009, we had an outstanding balance under our credit facilities of $220.0 million as compared to $216.0 million at September 30, 2008.

Interest income. Interest income for the three months ended September 30, 2009 decreased less than $0.1 million to zero as compared to less than $0.1 million in interest income for same period in 2008. During 2008, we earned interest income by utilizing overnight investments on our excess cash balances. In 2009, we discontinued our overnight investments to participate in a program sponsored by the FDIC’s Transaction Account Guarantee Program to provide unlimited insurance coverage for transaction account balances that do not earn interest. This program is currently available until December 31, 2009.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflects the changes in the fair market value of our open hedge positions. At September 30, 2009, the balance was an unrealized gain of $36.8 million compared to an unrealized gain of $50.1 million at December 31, 2008. This decrease reflects the settlements during the third quarter of 2009 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance in accumulated other comprehensive income will be amortized to earnings as the positions settle in the future.

The change in Accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $9.7 million for the three months ended September 30, 2009, and as an unrealized gain of $145.9 million for the same period in 2008. This change is primarily due to the impact of the amortization of locked accumulated other comprehensive income as we realize an offsetting gain upon the physical sale of natural gas production for which third quarter 2009 hedges have fixed the future sales price.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Oil and natural gas sales. Oil and natural gas sales decreased $13.9 million, or 12.8%, to $94.2 million for the nine months ended September 30, 2009 as compared to $108.0 million for the same period in 2008. Of this decrease, $74.3 million in significantly lower market prices for oil and natural gas, was offset by $0.7 million attributable to increased production volumes and $59.7 million in gains from our hedging program. Production for the nine months ended September 30, 2009 was 13.0 Bcfe, which was 0.1 Bcfe higher than the same period in 2008. This increase is due to our drilling and workover programs in the Cherokee Basin which increased our production in the basin by 0.2 Bcfe. Our 2008 and 2009 maintenance drilling program has substantially offset the natural decline rate of production associated with our existing wells. Our production in the Black Warrior Basin decreased 0.1 Bcfe due to natural declines as no new drilling in the field has occurred since 2008. Production in the Woodford Shale was level with last year even though this acquisition closed March 31, 2008. We hedged approximately 79% of our actual production during the first nine months of 2009 and approximately 91% of our actual production during the same period in 2008.

As discussed below, the loss from our unrealized non-cash mark-to-market activities increased $3.2 million for the nine months ended September 30, 2009, as compared to the same period in 2008. Our realized prices before our hedging program decreased from 2009 to 2008 primarily due to significantly lower market prices for oil and natural gas. This was offset by our hedging program and the mark-to-market gains discussed below.

Hedging and mark-to-market activities. As of September 30, 2009, all of our swaps, put option, and basis swaps are accounted for as mark-to-market derivatives. For the nine months ended September 30, 2009, the unrealized non-cash mark-to-market gain was approximately $0.8 million as compared to an unrealized non-cash $4.0 million gain for the same period in 2008. This 2009 non-cash gain represents approximately $1.2 million from the impact of lower expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and a $0.4 million increase for non-performance risk related to our counterparties.

Prior to the first quarter 2009, we entered into cash flow hedges in an effort to reduce our exposure to fluctuations in natural gas prices. For the nine months ended September 30, 2009, we recognized a loss of approximately $0.3 million related to hedge ineffectiveness. For the nine months ended September 30, 2008, we recognized a gain of less than $0.1 million related to hedge ineffectiveness.

Cash settlements of hedges were received for our commodity derivatives of approximately $48.3 million for the nine months ended September 30, 2009. Cash settlements of hedges were paid for our commodity derivatives of approximately $11.7 million for the nine months ended September 30, 2008. This difference is primarily due to significantly lower market prices for natural gas during 2009.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the nine months ended September 30, 2009, lease operating expenses decreased $2.5 million, or 8.9%, to $25.2 million, compared to expenses of $27.7 million for the nine months ended September 30, 2008. By category, our lease operating expenses were lower in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, because of a $1.4 million decrease in well servicing costs, $0.7 million decrease in field reorganization expenses in Tulsa, $0.3 million decrease in contract labor, and $0.1 million decrease in incremental expenses associated with the Dewey office fire.

For the nine months ended September 30, 2009, per unit lease operating expenses were $1.94 per Mcfe compared to $2.14 per Mcfe for the nine months ended September 30, 2008. Our per unit costs decreased in 2009 as compared to the same period in 2008 because of approximately 0.1 Bcfe of increased production in 2009 and fewer weather-related and specific field office events that occurred in the Cherokee Basin in 2008. During the nine months ended September 30, 2008, the weather-related and specific field office events impacting our lease operating expenses in the Cherokee Basin were $0.5 million in repair costs to restore production after a significant winter ice storm in Oklahoma, $0.8 million of field reorganization expenses in Tulsa, $0.3 million in costs associated with the final Newfield settlement under the transition services agreement, and $0.1 million in incremental expenses associated with the Dewey office fire, surface damages, shut-in payments, and environmental costs.

For the nine months ended September 30, 2009, production taxes decreased $4.6 million, or 66.9%, to $2.2 million, compared to expenses of $6.8 million for the nine months ended September 30, 2008. This decrease was primarily the result of significantly lower market prices for oil and natural gas in 2009, the impact of production tax credits of approximately $0.3 million, and by the impact of production taxes on approximately 0.1 Bcfe in higher production in Oklahoma.

Cost of Sales. For the nine months ended September 30, 2009, cost of sales decreased by $4.0 million, or 66.3%, to $2.0 million, compared to $6.0 million for the same period in 2008. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower natural gas prices as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, costs billed by CEPM under our management services agreement and other costs not directly associated with field operations. General and administrative expenses increased $3.6 million, or 32.7%, to $14.5 million for the nine months ended September 30, 2009, as compared to $10.9 million for the nine months ended September 30, 2008. This increase was primarily due to costs associated with transitioning services from CEPM to CEP. Our general and administrative expenses were higher in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, because of $4.9 million in higher labor, bonus, benefits, and unit-based compensation, $0.3 million in exploration expenses, $0.2 million in insurance, offset by $0.8 million in lower allocations from CEPM, $0.7 million in legal fees, $0.2 million in audit and tax fees, and $0.1 million in professional services including reservoir engineering. For the nine months ended September 30, 2009 and 2008, CEPM allocated $1.2 million and $1.9 million, respectively, in expenses to us for labor and other charges.

Our per unit costs were $1.11 per Mcfe for the nine months ended September 30, 2009 compared to $0.84 per Mcfe for the nine months ended September 30, 2008. This increase is attributable to an increase in total spending of approximately $3.6 million offset by 0.1 Bcfe in higher production. This level of spending is expected to continue in 2009 as services continue to be transitioned from being provided by CEPM under the management services agreement to CEP.

Gain/loss on sale of asset. Our gain/loss on the sale of assets decreased $0.3 million, or 104.7%, to less than a $0.1 million loss for the nine months ended September 30, 2009, as compared to a gain of $0.3 million for the same period in 2008. In 2009, we sold surplus equipment at loss of less than $0.1 million. In 2008, a fire damaged our field office located in Dewey, Oklahoma. A gain of $0.2 million was recorded for the involuntary conversion as the insurance proceeds of $0.4 million exceeded the $0.2 million book value of the building.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs.

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2009 was $48.0 million, or $3.69 per Mcfe, compared to $32.3 million, or $2.50 per Mcfe, for the same period in 2008. This increase in 2009 depreciation, depletion, and amortization reflects the increased basis in our assets resulting from the cost of our asset acquisitions in the Woodford Shale, additional capital expenditures for our development drilling programs, a lower year-end 2008 reserve base primarily due to price-related reserve revisions, an impairment of $4.1 million for certain of our wells in the Woodford Shale, and an impairment of obsolete inventory of $0.1 million, offset by a 0.2 Bcfe increase in production volumes in the Cherokee Basin during 2009 as compared to 2008. The impairment was primarily caused by the impact of lower natural gas prices on estimated future cash flows for the Woodford Shale wells. We calculate depletion using units-of-production under the successful efforts method of accounting except for our other assets which are depreciated using the straight line basis.

Interest expense. Interest expense for the nine months ended September 30, 2009 increased $0.8 million to $9.7 million as compared to approximately $8.9 million in interest expense for the nine months ended September 30, 2008. This increase was primarily due to $1.6 million in non-cash mark-to-market losses on our interest rate swaps that are accounted for as market-to-market activities. This increase was offset by lower market interest rates of $3.2 million, higher swap settlements of $2.2 million, and lower capitalized interest of $0.2 million during 2009 as compared to the same period in 2008. Our borrowings under our reserve-based credit facilities increased in 2009 as compared to the same period in 2008 to finance capital expenditures and working capital needs. At September 30, 2009, we had an outstanding balance under our credit facilities of $220.0 million as compared to $216.0 million at September 30, 2008. The average interest rate on our outstanding debt was approximately 5.2% in 2009. Our capitalized interest decreased from 2008 to 2009 due to lower capital spending in 2009.

Interest income. Interest income for the nine months ended September 30, 2009 decreased $0.3 million to less than $0.1 million as compared to approximately $0.3 million in interest income for same period in 2008. During the nine months ended September 30, 2008, we earned interest income by utilizing overnight investments on our excess cash balances. In 2009, we discontinued our overnight investments to participate in a program sponsored by the FDIC’s Transaction Account Guarantee Program to provide unlimited insurance coverage for transaction account balances that do not earn interest. This program is currently available until December 31, 2009. In March 2008, we received $0.1 million in interest on payment balances from receivables related to the sales of natural gas included in the Torch NPI escrow account. Effective with the termination of the Trust, the escrow account arrangement also terminated and all payments for natural gas sales were directly received by us.

Accumulated other comprehensive income. The change in Accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $13.3 million for the nine months ended September 30, 2009, and as an unrealized gain of $2.8 million for the nine months ended September 30, 2008. This change is primarily due to the impact of the decrease in expected future market prices for natural gas on our outstanding commodity derivatives accounted for as cash flow hedges and the impact of the amortization of locked accumulated other comprehensive income as we realize an offsetting gain upon the physical sale of natural gas production for which third quarter 2009 hedges have fixed the future sales price.

Liquidity and Capital Resources

During 2009, we utilized our cash flow from operations as our primary source of capital. Our primary use of capital during 2009 has been for the development of existing oil and natural gas properties in the Cherokee Basin and the retirement of outstanding debt. As we pursue our business plans, we will be monitoring the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. Our results will not be fully impacted by significant increases or decreases in natural gas prices because of our hedging program, which is further discussed on page 38. Based upon our current business plan, we expect to generate operating cash flows in excess of our working capital needs. We expect no further 2009 maintenance or investment capital expenditures as we have completed our 2009 drilling program. For the immediate future, we intend for our excess cash flow to be used to further reduce our debt levels.

Our reserve-based credit facilities currently provide only limited availability to finance future maintenance capital expenditures and other working capital needs. As of November 6, 2009, our total borrowing base under our reserve-based credit facilities was $225.0 million. At November 6, 2009, we had $200.0 million of debt outstanding under the reserve-based credit facilities and $25.0 million in unused borrowing capacity. Since our outstanding debt balance under our credit facilities exceeded 90% of our borrowing base at September 30, 2009, we were restricted from making cash distributions to our unitholders. Our credit facilities mature in October 2010. In the first quarter of 2008, we filed a shelf registration statement with the SEC to register up to $1.0 billion of debt or equity securities to fund future expansion capital expenditures. This registration statement expires January 30, 2010. There is no guarantee that securities can or will be issued under the registration statement. Based on current financial market conditions and market prices for oil and natural gas, we expect capital markets to remain constrained which will make issuing additional debt or equity securities difficult or not possible at all. Our current credit facilities are also subject to future borrowing base redeterminations and will have to be renewed or replaced before its maturity in October 2010.

For the remainder of 2009 and for 2010, we expect to fund our working capital needs and any maintenance capital expenditures with cash flow from operations. Our current expectation is that we will manage our business to operate within the cash flows that are generated. Any available surplus cash may be used to reduce our debt levels. In response to low natural gas prices, we have stopped all drilling activities in the Black Warrior Basin and have completed all of our 2009 drilling activities in the Cherokee Basin. We expect that the suspension of our quarterly distribution and the reduction in our total planned capital expenditures will provide additional liquidity to fund our operations and to pay down debt. Through November 6, 2009, we have successfully reduced our outstanding debt balances from $220.0 million to $200.0 million. Our future quarterly distribution to unitholders cannot be made when our outstanding debt balance is more than 90% of our borrowing base as determined by our lenders. We are subject to additional future borrowing base redeterminations and cannot forecast at what level our lenders will set our future borrowing base. However, after our outstanding debt balance is less than 90% of our borrowing base as determined by our lenders and at such time we are able to resume maintenance capital expenditures, we will evaluate the resumption of our quarterly distribution to unitholders. We anticipate that our distribution will remain suspended until our debt levels are reduced and we resume capital spending at maintenance levels. Any future quarterly distributions must be approved by our Board of Managers.

Reserve-Based Credit Facilities

On March 28, 2008, we entered into a new $500.0 million secured credit facility with The Royal Bank of Scotland as administrative agent and a syndicate of lenders. The amount available for borrowing at any one time under the Credit Facility is limited to the borrowing base for our properties other than in the State of Alabama. As of September 30, 2009, the borrowing base for this Credit Facility is $115.0 million. On March 28, 2008, we also amended and restated our existing $200.0 million credit facility by entering into an amended and restated credit agreement with The Royal Bank of Scotland as administrative agent and a syndicate of lenders. The amount available for borrowing at any one time under the Amended and Restated Credit Facility is limited to the borrowing base for our properties in the State of Alabama. As of September 30, 2009, the borrowing base on the Amended and Restated Credit Facility is $110.0 million. Both of our credit facilities will mature on October 31, 2010 and the $200.0 million due under these facilities became a current liability on October 31, 2009. We will need to renew or replace these credit facilities prior to their maturity date. There is no guarantee that we will be able to renew these facilities. Even if we do renew or replace these facilities, it may not be possible to do so with similar borrowing costs, terms, or covenants or at the same borrowing base.

As of November 6, 2009, we had $200.0 million in debt outstanding under these two credit facilities. The amount available for borrowing at any one time is limited to the borrowing base under each facility. The borrowing base is re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the oil and natural gas prices at such time. Any increase in the borrowing base will have to be approved by all of the lenders in the syndicate and any decrease in the borrowing base will have to be approved by lenders holding at least 66 2/3 % of the commitments. Our aggregate borrowing base of $225.0 million may be redetermined again prior to the maturity of the two credit facilities in October 2010. It is possible that our borrowing base could decrease because of lower oil and natural gas prices or other factors.

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

We have the ability to borrow under our credit facilities to pay distributions to unitholders as long as there has not been a default or event of default and if the amount of borrowings outstanding under our credit facilities is less than 90% of the borrowing base. As of September 30, 2009, our amount of borrowings outstanding under our credit facilities is greater than 90% of the borrowing base so that no cash distributions could be made to our unitholders.

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

Our reserve-based credit facilities mature in October 2010 and, as a result, amounts due under the facilities became a current liability in October 2009. To date, we have not entered into an agreement to refinance or extend the due date on the reserve-based credit facilities. We may not be able to renew or replace the facilities at similar borrowing costs, terms, covenants, restrictions, or borrowing base, or with similar debt issue costs. In addition, we do not believe that our forecasted cash flow will be sufficient to meet the principal payment that would be required on our outstanding debt balance as it comes due on October 31, 2010 unless we are able to successfully refinance our outstanding debt, extend the due date on our current credit facilities or sell assets. Our inability to refinance our outstanding debt would have a material adverse effect on the Company.

At September 30, 2009, CEP believes that it was in compliance with the debt covenants contained in its credit facilities. As of September 30, 2009, the actual debt to Adjusted EBITDA ratio was 3.2 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, the actual ratio of current assets to current liabilities was 2.5 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and the actual Adjusted EBITDA to cash interest expense ratio was 12.2 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

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

We enter into hedging arrangements to reduce the impact of changes in the LIBOR interest rate on our interest payments for our reserve-based credit facilities. These positions are outlined on page 45.

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

Cash Flow from Operations

Our net cash flow provided by operating activities for the nine months ended September 30, 2009 was $45.6 million, compared to net cash flow provided by operating activities of $55.9 million for the same period in 2008. This level of operating cash flow was primarily attributable to higher sales of oil and natural gas as a result of our acquisition in the Woodford Shale and increased production volumes as a result of our drilling program in the Cherokee Basin. The increase in cash flow due to higher production volumes was offset by the impact of significantly lower market prices for natural gas on our unhedged production volumes. For 2009, our operating cash flows were increased by $45.5 million related to cash hedge settlements for our natural gas commodity and interest rate derivatives. Our change in working capital from December 2008 to September 2009 was impacted by lower accounts receivable of $3.8 million, lower royalties payable of $1.6 million, lower accounts payable of $1.6 million, lower affiliate payables of $0.8 million offset by an increase in accrued liabilities of $1.6 million. Our receivables balance decreased due to increased collections and lower current period prices for our current estimated natural gas sales prices in all three of our areas. The royalties payable, which represents the amount of monies owed to the royalty owners in our properties for the monthly oil and natural gas sales, decreased due to lower market prices for oil and natural gas. The decrease in accounts payable of $1.6 million primarily resulted from the timing of the payment of expenses related to our drilling programs.

Our cash flow from operations is subject to many variables, the most significant of which are the volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our development programs or completing acquisitions, as well as the market prices of oil and natural gas and our hedging program. For additional information on our business plan, refer to “Outlook” on page 42.

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

The following tables summarize, for the periods indicated, our derivatives currently in place through December 31, 2014. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009							3,235,000	$8.03	3,235,000	$8.03
2010	2,950,000	$8.31	2,875,000	$8.23	2,670,000	$8.13	2,700,000	$8.15	11,195,000	$8.21
2011	2,400,000	$8.56	2,425,000	$8.56	2,220,000	$8.46	2,220,000	$8.46	9,265,000	$8.51
2012	2,227,500	$8.34	2,227,500	$8.34	2,250,000	$8.34	2,250,000	$8.34	8,955,000	$8.34
2013	2,025,000	$7.33	2,047,500	$7.33	2,070,000	$7.33	2,070,000	$7.33	8,212,500	$7.33
2014	1,575,000	$7.03	1,592,500	$7.03	1,610,000	$7.03	1,610,000	$7.03	6,387,500	$7.03

									47,250,000

MTM Fixed Price Swaps—CenterPoint Energy Gas Transmission (East)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009							230,000	$8.11	230,000	$8.11
2010	180,000	$7.91	180,000	$7.91	180,000	$7.91	180,000	$7.91	720,000	$7.91
2011	180,000	$7.93	180,000	$7.93	180,000	$7.93	180,000	$7.93	720,000	$7.93

									1,670,000

MTM Fixed Price Basis Swaps—CenterPoint Energy Gas Transmission (East), Natural Gas Pipeline Co. of America (Midcontinent), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipeline (Texas, Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2009							2,041,000	$1.01	2,041,000	$1.01
2010	2,022,000	$0.84	1,579,500	$0.96	1,389,000	$0.96	1,290,000	$0.96	6,280,500	$0.92
2011	1,335,000	$0.77	1,347,500	$0.77	1,130,000	$0.77	1,130,000	$0.77	4,942,500	$0.77
2012	1,150,000	$0.65	1,150,000	$0.65	1,160,000	$0.65	1,160,000	$0.65	4,620,000	$0.65

									17,884,000

Put Options—NYMEX

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2009							40,000	$7.50	40,000	$7.50

									40,000

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $22.6 million for the nine months ended September 30, 2009, compared to $80.2 million for the same period in 2008. Our cash capital expenditures were $22.8 million for the nine months ended September 30, 2009, which primarily related to drilling and development of oil and natural gas properties in the Cherokee Basin. Through the third quarter of 2009, we drilled and completed 60 net wells and 17 net recompletions in the Cherokee Basin. We also prepared 10 drilling locations in the Black Warrior Basin. We also settled post-closing adjustments on our CoLa and Newfield Acquisitions of $0.2 million.

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

In our 2009 business plan, we expected that our total capital budget would be between $28.0 million and $33.0 million for the twelve months ending December 31, 2009. This capital budget primarily consists of capital for drilling and also includes amounts for infrastructure projects, equipment, and inventory. The 2009 budget was set at a maintenance capital level and has been reduced from our 2008 spending level of approximately $47.9 million. For 2009, we now expect to only spend between $23.0 million and $25.0 million of our total 2009 budget. Substantially all of this spending will occur in the Cherokee Basin. We will continue to monitor the level of oil and natural gas prices, our liquidity position, our debt level, the results of future borrowing base redeterminations under our reserve-based credit facilities, and drilling costs when determining the amount of capital expenditures to make to support our business. To the extent that commodity prices do not significantly increase or drilling costs decrease further, we would expect to continue to limit our level of capital expenditures during the remainder of 2009 and in 2010. As of September 30, 2009, we have approximately $2.4 million in accrued capital expenditures and 1 remaining net well in the process of being completed in the Cherokee Basin.

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

Financing Activities

Our net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2009, compared to $23.0 million provided by financing activities for the same period in 2008. Through September 30, 2009, we borrowed a net of $7.5 million to finance capital expenditures and for working capital needs. Through November 6, 2009, we used our excess cash flow to reduce our outstanding debt levels from $220.0 million to $200.0 million.

We also paid distributions of $5.8 million to our common and Class A unitholders in 2009. We have suspended $2.0 million in quarterly distributions on the Class D interests associated with the periods ended September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008. We expect that these quarterly distributions on the Class D interests, and all future quarterly distributions on the Class D interests, will remain suspended until the litigation surrounding the Torch NPI is finally resolved and such distributions are permitted under our credit and limited liability company agreements. For the nine months ended September 30, 2009, our distributions to unitholders have been less than our distributable cash flow such that our distribution coverage ratio is greater than 1.0. This coverage ratio compares our distribution rate to our distributable cash flow. Our distributable cash flow reflects Adjusted EBITDA reduced by estimated maintenance capital expenditures and cash interest expense. Our maintenance capital is the amount of capital spending required to maintain our production rates, reserves, and asset base. We have suspended our quarterly distributions to unitholders since the quarter ended June 30, 2009, to remain in compliance with the covenants associated with our credit facilities. Assuming that the quarterly distribution rate would have remained at $0.13 per unit for the third and fourth quarters of 2009, this suspension of the quarterly distribution would provide approximately $5.8 million in cash flow that could be used to reduce our outstanding debt balances under our reserve-based credit facilities.

Our net cash provided by financing activities was $23.0 million for the nine months ended September 30, 2008. In 2008, we borrowed a total of $63.0 million to fund the CoLa Acquisition, to fund debt issue costs, to finance capital expenditures, and for working capital needs. We also paid distributions of $38.1 million to our common and Class A unitholders and on the Class D interests in 2008, and incurred $0.3 million in costs associated with our shelf registration statement.

Contractual Obligations

At September 30, 2009, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	2009	2010	2011	2012	2013	Thereafter	Total
	(In 000’s)
Management Services Agreement (3)	$185	$—	$—	$—	$—	$—	$185
Reserve-Based Credit Facilities (4)	—	220,000	—	—	—	—	220,000
Support Services Agreement	642	—	—	—	—	—	642
Office Leases	103	414	416	424	408	1,174	2,939
Purchase Obligation	—	—	—	—	—	—	—

Total	$930	$220,414	$416	$424	$408	$1,174	$223,766

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 5.2% at September 30, 2009.
(3)	The maximum annual amount for charges under the management services agreement for 2009 approved by the conflicts committee of our board of managers in February 2009 is $1.7 million.
(4)	The value for our reserve-based credit facilities as of November 6, 2009, is $200,000 due in 2010.

At September 30, 2009, our asset retirement obligation was approximately $7.0 million.

Off-Balance Sheet Arrangements

We have no guarantees or off-balance sheet debt to third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor the recent adverse developments in the global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through November 6, 2009, we have not suffered any losses with our counterparties as a result of nonperformance in the current economic and credit crisis.

Certain key counterparty relationships are described below:

CCG

Until March 31, 2009, Constellation Energy Commodities Group, Inc. (“CCG”) purchased a portion of our natural gas production in Oklahoma and Kansas. As of November 6, 2009, we have no receivables from CCG.

Macquarie Cook Energy LLC

Macquarie Cook Energy LLC (“Macquarie Cook”), a subsidiary of Sydney, Australia-based Macquarie Group, Ltd. purchases the majority of our natural gas production in the Cherokee Basin for May 2009 through October 2009. We have received a guarantee from Macquarie Bank Limited for up to $8 million in purchases through December 31, 2011. As of November 6, 2009, we have no past due receivables from Macquarie Cook.

J.P. Morgan Ventures Energy Corporation

J.P. Morgan Ventures Energy Corporation purchases the majority of our natural gas production in Alabama. The payment for the purchases is guaranteed by JP Morgan Chase & Company though October 2010. As of November 6, 2009, we have no past due receivables from J.P. Morgan Ventures Energy Corporation.

Derivative Counterparties

As of November 6, 2009, all of our derivatives are with BNP Paribas, The Royal Bank of Scotland, Societe Generale, Calyon and Bank of Nova Scotia. These banks are lenders who participate in our reserve-based credit facilities. All of our derivatives are collateralized by the assets securing our reserve-based credit facilities. As of November 6, 2009, each of these financial institutions has an investment grade credit rating.

Reserve-Based Credit Facilities

As of November 6, 2009, the banks and their percentage commitments in our two credit facilities are: The Royal Bank of Scotland (23.32%), BNP Paribas (22.55%), Wachovia Bank, N.A. (14.55%), Bank of Nova Scotia (17.00%), Calyon (15.05%), and Societe Generale (7.53%). As of August 10, 2009, each of these financial institutions has an investment grade credit rating.

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

Full Year 2009 Expected Results

Our 2009 business plan and forecast has been focused on maintaining net production levels and promoting financial flexibility by enhancing our liquidity position. This plan was prepared in conjunction with the ongoing strategic review undertaken with Tudor, Pickering, Holt & Co. Securities, Inc., our strategic advisor, and has been approved by our Board of Managers. Our goal is to sustain the company through the current business cycle and position our operations for success over the long-term. We expect our full year 2009 results to be impacted by significantly lower natural gas prices in our operating areas, the limited ability to access our reserve-

based credit facilities, the economic recession and uncertainty related to our relationship with Constellation. To date, we have substantially achieved all of the objectives set forth in our 2009 business plan.

We currently anticipate:

•

Our production to be between 17.0 Bcfe and 18.5 Bcfe depending on the level and timing of our capital spending in 2009. Based on the mix of wells drilled during the first half of 2009 and our lack of capital spending during the second half of 2009, we now anticipate that our full year production will be at the low end of this range.

•	Our operating expenses are expected to be in the range between $57.5 million to $63.5 million.

•

Our total capital expenditures under our approved 2009 business plan were expected to be between $28.0 million and $33.0 million, which assumed a decline rate of 13 to 15 percent and a dollar per flowing Mcfe range of $4,400 to $4,600. We now expect our total capital expenditures for 2009 to be between $23.0 million and $25.0 million. For the next three months, we may complete only 1 additional net well in the Cherokee Basin subject to infrastructure availability.

•

Based upon our current business plan, we expect to continue to generate operating cash flows in excess of our remaining 2009 maintenance capital expenditures and working capital needs. We will use our excess operating cash flows generated during the second half of 2009 to reduce our outstanding debt balances by $20.0 million. We currently intend to use our future available surplus cash during the remainder of 2009 and during 2010 to further reduce our outstanding debt levels.

•

Our quarterly distribution rate must remain suspended when our outstanding debt balance is less than 90% of our borrowing base as determined by our lenders. We are subject to additional future borrowing base redeterminations and cannot forecast at what level our lenders will set our future borrowing base. During the remainder of 2009 and during 2010, we anticipate that we will limit our maintenance capital expenditures and use our excess operating cash flows to further reduce our outstanding debt level. During this time, we anticipate that our distribution will remain suspended. Once we have reduced our outstanding debt balance to less than 90% of our borrowing base as determined by our lenders and at such time we are able to resume maintenance capital expenditures, we will reevaluate the suspension of our quarterly distribution rate considering our borrowing base, debt level, the price of natural gas, and our maintenance capital spending needs at that time. Any future quarterly distributions must be approved by our Board of Managers.

•	We are currently working with our lenders to extend or refinance our reserve-based credit facilities that mature in October 2010.

•	We expect to release our 2010 business plan during our earnings call to be held in February 2010.

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

As of September 30, 2009, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The policies disclosed included the accounting for natural gas properties, natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements Adopted

In June 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by companies in their financial statements and accounting policies. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In May 2009, the Financial Accounting Standards Board established general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. CEP performs an evaluation of subsequent events until the issuance date of its document with the SEC so the adoption of the new requirements had no impact on our financial statements. See Note 16 for additional information.

New Accounting Pronouncements Issued But Not Adopted

As of September 30, 2009, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us.

On December 31, 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

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

In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas (Topic 932) with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective for the year ended December 31, 2009. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. We are evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective.

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

Global Financial and Energy Markets

During 2008 and 2009, there has been unprecedented volatility in global financial and energy markets. The failures of financial institutions have effectively restricted current liquidity within global financial markets. Despite world-wide governmental efforts to provide liquidity to the financial sector, capital and credit markets currently remain constrained. We expect that our ability to issue debt and equity will be limited over the next year should capital markets remain in crisis and that the cost of capital may increase during this time. We also may have difficulty in accessing credit should we have the need to. Additionally, the market prices for oil and natural gas have significantly declined since June 2008. This decline may result in further decreases in our total $225.0 million borrowing base under our reserve-based credit facilities at future redeterminations prior to the facilities maturing in October 2010. The equity valuations for energy-related companies, and E&P master limited partnerships in particular, have fallen dramatically. In response to the credit crisis and the decline in the market prices for oil and natural gas, many energy companies have reduced their planned capital expenditures or have shut-in production. In response, we have suspended our cash distribution and lowered our capital expenditure budget for 2009 as compared to 2008. We expect that if market prices for oil and natural gas remain depressed, our future cash flows from operations will be reduced for our unhedged production. We will continue to monitor the financial and energy markets to determine if we should revise the timing and scope of our future drilling programs, financing activities, acquisition activities, or resume cash distributions to our unitholders.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas production. Realized pricing is primarily driven by the Inside FERC prices for Southern Natural Gas Company (Louisiana) with respect to our properties in the Black Warrior Basin and the Inside FERC prices for CenterPoint Energy Gas Transmission (East), Natural Gas Pipeline Company of America (Midcontinent), the CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipeline (Texas, Oklahoma) and Southern Star Central Gas Pipeline (Texas, Oklahoma, Kansas) with respect to our properties in the Cherokee Basin, and the Inside FERC price for the CenterPoint Energy Gas Transmission (East) for our properties in the Woodford Shale, and the spot market prices applicable to all of our natural gas production. Historically, pricing for natural gas production has been volatile and unpredictable and we expect this volatility to continue in the future. We are currently operating in an environment characterized by low natural gas prices which will lower our revenues that we realize on our unhedged natural gas production and limit the amount of operating cash flows available for maintenance capital expenditures, distributions to unitholders, or to reduce our outstanding debt level. The prices we receive for production depend on many factors outside our control, including weather, economic conditions, and the total supply of oil and natural gas for sale in the market.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at September 30, 2009	$56,689	$27,039	$(29,650)	$86,341	$29,652

Interest Rate Risk

At September 30, 2009, we had debt outstanding of $220.0 million. This entire amount incurred interest at a rate of a one-month LIBOR rate plus an applicable margin of 2.00% based on utilization. At September 30, 2009, the one-month LIBOR rate was 0.246% and the three-month LIBOR rate was 0.287%, and our applicable margin was 2.00%. At September 30, 2009, the ABR rate was 3.25%, and our applicable margin was 1.00%. We had no debt outstanding at the three-month LIBOR rate or at the ABR rate. At September 30, 2009, the carrying value and fair value of our debt is $220.0 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at September 30, 2009	$(6,168)	$(5,991)	$177	$(6,345)	$(177)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. At September 30, 2009, we have the following outstanding interest rate swaps that fix our LIBOR rate:

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

Changes in Internal Control over Financial Reporting. During 2009, we have transitioned certain processes and employees from being provided by Constellation under the management services agreement to CEP. This transition has been substantially completed as of September 30, 2009. The management services agreement with Constellation will be terminated on December 15, 2009. The transfer of the processes and employees did not materially impact CEP’s internal control over financial reporting. During the nine months ended September 30, 2009, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

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

Our quarterly distribution rate has been suspended in order to remain in compliance with the covenants associated with our reserve-based credit facilities. Before we can resume our quarterly cash distributions, we must reduce our outstanding debt balances to less than 90% of our borrowing base as determined by our lenders. We are subject to additional future borrowing base redeterminations before our reserve-based credit facilities matures in October 2010 and cannot forecast at what level our lenders will set our future borrowing base. If our lenders further reduce our borrowing base because of any of the numerous factors generally described in this caption “Risk Factors” and the “Risk Factors” in our 2008 Form 10-K, our outstanding debt balances may remain at more than 90% of our borrowing base as determined by our lenders and we may be unable to resume our quarterly cash distributions or may again have to suspend our quarterly cash distributions. If we do not achieve our expected operational results and do not continue to reduce our outstanding debt levels, we may not be able to resume quarterly cash distributions, in which event the market price of our common units may decline substantially.

In addition, we may not have sufficient available cash or future cash flow from operations each quarter to pay cash distributions to our unitholders following establishment of cash reserves by our board of managers for the proper conduct of our business and the payment of fees and expenses. The amount of available cash from which we may pay distributions is defined in both our reserve-based credit facilities and our limited liability company agreement. The amount of available cash we distribute is subject to the definition of operating surplus in our limited liability company agreement. Ultimately, the amount of available cash that we may distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on numerous factors generally described in this caption “Risk Factors” and the “Risk Factors” in our 2008 Form 10-K, including, among other things: the amount of oil and natural gas we produce; the demand for and the price at which we are able to sell our oil and natural gas production; the results of our hedging activity; the level of our operating costs, including reimbursements to CEPM under the management services agreement; the costs we incur to acquire E&P properties; whether we are able to continue our development activities at economically attractive costs; the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon; the amount of working capital required to operate our business; and the level of our maintenance capital expenditures.

The amount of available cash that we will have to distribute to our unitholders also depends on other factors, some of which are beyond our control, including: the borrowing base under our reserve-based credit facilities; our ability to make working capital borrowings under our reserve-based credit facilities to pay distributions; our debt service requirements and covenants and restrictions on distributions contained in our reserve-based credit facilities; fluctuations in our working capital needs; the timing and collectability of receivables; prevailing economic conditions; the amount of our estimated maintenance capital expenditures; and the amount of cash reserves established by our board of managers for the proper conduct of our business, including the maintenance of our asset base and the payment of future cash distributions on our Class A and common units, any management incentive interests and Class D interests. As a result of these factors, we may not have sufficient available cash to resume our quarterly distributions. Even if we were able to resume a quarterly cash distribution because we have reduced our outstanding debt balances to a level that complies with our debt covenants, the amount of available cash that we could distribute from our operating surplus in any quarter to our unitholders may fluctuate significantly from quarter to quarter and may be significantly less than the quarterly distribution amount of $0.13 per unit that we paid for the first quarter 2009. If we do not have sufficient available cash or future cash flow from operations to resume quarterly cash distributions, the market price of our common units may decline substantially.

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

Risks Related to Financing and Credit Environment

Amounts borrowed under our credit facilities will become due in October 2010 unless we are able to refinance that debt.

Our credit facilities mature on October 31, 2010. As a result, the $200.0 million outstanding balance under our credit facilities as of November 6, 2009 has become a current liability. We are currently working to extend or refinance our credit facilities. If we were unable to extend or refinance our current credit facilities and if we were unable to repay the then outstanding debt balance thereunder when it becomes due on October 31, 2010, it would have a material adverse effect on the Company.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized oil and natural gas prices;

•	the conditions of the capital markets, inflation, interest rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business, financial, and operational strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	the ability to extend or refinance our reserve-based credit facilities;

•	the resumption or amount of our cash distribution;

•	the impact from any termination of the Robinson’s Bend sharing arrangement;

•	our hedging program and our derivative positions;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of the current global credit crisis and economic recession;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, tornados, earthquakes, snow and ice storms and other catastrophic events and natural disasters;

•	governmental regulation and taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas producing countries;

•	support from our sponsor or a change in our sponsor; and

•	our strategic plans, objectives, expectations, forecasts, budgets, estimates and intentions for future operations.

All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. These forward-looking statements may be found in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 1A. “Risk Factors;” and other items within this Quarterly Report on Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

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

Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the three months ended September 30, 2009 and September 30, 2008 and for the nine months ended September 30, 2009 and September 30, 2008

Consolidated Balance Sheets – Constellation Energy Partners LLC at September 30, 2009 and December 31, 2008

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the nine months ended September 30, 2009 and September 30, 2008

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income – Constellation Energy Partners LLC for the nine months ended September 30, 2009

Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description
3.1	—	Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007)

3.2	—	Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006)

3.3	—	Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007)

3.4	—	Amendment No. 2 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated July 25, 2007. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007).

3.5	—	Amendment No. 3 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated September 21, 2007 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

3.6	—	Amendment No. 4 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on December 28, 2007).

10.1	—	Employment Agreement, dated May 1, 2009, by and between CEP Services Company, Inc. and Stephen R. Brunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by Constellation Energy Partners LLC on May 5, 2009, File No. 001-33147).

*10.2	—	Employment Agreement, dated May 1, 2009, by and between CEP Services Company, Inc. and Charles C. Ward (corrected version filed herewith reflecting corrections of typographical errors).

*10.3	—	Employment Agreement, dated May 1, 2009, by and between CEP Services Company, Inc. and Lisa J. Mellencamp (corrected version filed herewith reflecting corrections of typographical errors).

*10.4	—	Employment Agreement, dated May 1, 2009, by and between CEP Services Company, Inc. and Michael B. Hiney (corrected version filed herewith reflecting corrections of typographical errors).

10.9	—	Form of Grant Agreement for Executive Officers (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 4, 2009, File No. 001-33147).

10.10	—	Form of Grant Agreement for Independent Managers (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 4, 2009, File No. 001-33147).

*31.1.	—	Certification of Chief Executive Officer, Chief Operating Officer and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	—	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	—	Certification of Chief Executive Officer, Chief Operating Officer and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	—	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Constellation Energy Partners LLC, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC
(REGISTRANT)

Date: November 6, 2009	By	/s/ MICHAEL B. HINEY
Michael B. Hiney Chief Accounting Officer and Controller