Form 10-Q
period 2010-09-30
Constellation Energy Partners LLC
filed 2010-11-05
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on November 5, 2010: 23,975,005 units.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In 000’s except unit data)

Revenues
Oil and gas sales	$26,643	$30,663	$82,958	$94,223
Gain / (Loss) from mark-to-market activities (see Note 4)	21,100	(6,368)	51,832	829

Total revenues	47,743	24,295	134,790	95,052
Expenses:
Operating expenses:
Lease operating expenses	7,953	8,169	23,645	25,243
Cost of sales	592	586	1,949	2,030
Production taxes	647	715	2,449	2,245
General and administrative expenses	5,027	4,568	14,277	14,009
Exploration costs	284	276	731	482
(Gain) / Loss on sale of assets	—	—	(13)	14
Depreciation, depletion, and amortization	26,175	15,214	79,598	43,883
Asset impairments (see Note 6)	270,408	241	270,966	4,201
Accretion expense	205	109	617	267

Total operating expenses	311,291	29,878	394,219	92,374
Other expenses (income)
Interest expense	3,151	2,884	9,966	8,106
Interest expense (Gain)/Loss from mark-to-market activities (see Note 4)	545	716	1,174	1,615
Interest (income)	(1)	—	(2)	(2)
Other expense (income)	(120)	(82)	(410)	(129)

Total other expenses	3,575	3,518	10,728	9,590

Total expenses	314,866	33,396	404,947	101,964

Net income (Loss)	$(267,123)	$(9,101)	$(270,157)	$(6,912)
Other comprehensive (Loss)	(3,677)	(9,698)	(13,227)	(13,339)

Comprehensive (Loss)	$(270,800)	$(18,799)	$(283,384)	$(20,251)

Earnings (loss) per unit (see Note 2)
Earnings (loss) per unit—Basic	$(10.91)	$(0.40)	$(11.10)	$(0.31)
Units outstanding—Basic	24,489,229	22,665,098	24,345,034	22,518,284
Earnings (loss) per unit—Diluted	$(10.91)	$(0.40)	$(11.10)	$(0.31)
Units outstanding—Diluted	24,489,229	22,665,098	24,345,034	22,518,284
Distributions declared and paid per unit	$0. 00	$0. 00	$0.00	$0.26

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
	(In 000’s)
ASSETS
Current assets
Cash and cash equivalents	$13,241	$11,337
Accounts receivable	6,735	8,379
Prepaid expenses	984	1,298
Risk management assets (see Note 4)	40,630	24,251

Total current assets	61,590	45,265
Oil and natural gas properties (See Note 6)
Oil and natural gas properties, equipment and facilities	767,092	794,520
Material and supplies	2,912	4,312
Less accumulated depreciation, depletion, amortization, and impairments	(492,557)	(186,207)

Net oil and natural gas properties	277,447	612,625
Other assets
Debt issue costs (net of accumulated amortization of $4,387 at September 30, 2010 and $2,924 at December 31, 2009)	4,200	5,590
Risk management assets (see Note 4)	54,865	33,916
Other non-current assets	3,947	10,921

Total assets	$402,049	$708,317

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$1,707	$1,102
Payable to affiliate	—	201
Accrued liabilities	9,552	10,033
Environmental liabilities	—	193
Royalty payable	3,048	4,747
Risk management liabilities (see Note 4)	106	208

Total current liabilities	14,413	16,484
Other liabilities
Asset retirement obligation	12,783	12,129
Debt	172,500	195,000

Total other liabilities	185,283	207,129

Total liabilities	199,696	223,613

Commitments and contingencies (See Note 8)

Class D Interests	6,667	6,667

Members’ equity
Class A units, 489,286 and 476,950 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,611	8,993
Class B units, 24,298,763 and 24,298,763 shares authorized at September 30, 2010 and December 31, 2009, respectively, and 23,975,005 and 23,376,136 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	176,935	440,677
Accumulated other comprehensive income	15,140	28,367

Total members’ equity	195,686	478,037

Total liabilities and members’ equity	$402,049	$708,317

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2010	2009
	(In 000’s)
Cash flows from operating activities:
Net income (loss)	$(270,157)	$(6,912)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	79,598	43,883
Asset impairments (see Note 6)	270,966	4,201
Amortization of debt issuance costs	1,463	834
Accretion of plugging and abandonment liability	617	267
(Equity earnings) losses in affiliates	(410)	(129)
(Gain) Loss from disposition of property and equipment	(13)	14
Dryhole Costs	61	173
Hedge ineffectiveness	—	267
(Gain) Loss from mark-to-market activities	(50,658)	787
Unit-based compensation programs	1,405	288
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	—	419
(Increase) decrease in accounts receivable	1,644	3,798
(Increase) decrease in prepaid expenses	316	92
(Increase) decrease in other assets	—	4
Increase (decrease) in accounts payable	605	(1,631)
Increase (decrease) in payable to affiliate	(201)	(790)
Increase (decrease) in accrued liabilities	(2,613)	1,594
Increase (decrease) in royalty payable	(1,699)	(1,550)

Net cash provided by operating activities	30,924	45,609

Cash flows from investing activities:
Cash (paid) / received for acquisitions, net of cash acquired	(504)	(170)
Development of natural gas properties	(5,889)	(22,786)
Proceeds from sale of equipment	38	17
Distributions from equity affiliate	310	360

Net cash used in investing activities	(6,045)	(22,579)

Cash flows from financing activities:
Members’ distributions	—	(5,820)
Proceeds from issuance of debt	—	34,500
Repayment of debt	(22,500)	(27,000)
Units tendered by employees	(372)	—
Equity issue costs	(2)	(80)
Debt issue costs	(101)	(98)

Net cash provided by (used in) financing activities	(22,975)	1,502

Net (decrease) increase in cash	1,904	24,532
Cash and cash equivalents, beginning of period	11,337	6,255

Cash and cash equivalents, end of period	$13,241	$30,787

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$1,900	$(396)
Cash received during the period for interest	$2	$2
Cash paid during the period for interest	$(5,842)	$(5,265)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount	Units	Amount
	( In 000’s, except unit amounts)
Balance, December 31, 2009	476,950	$8,993	23,376,136	$440,677	$28,367	$478,037
Units tendered by employees for tax withholding	—	(7)	—	(365)	—	(372)
Change in fair value of commodity hedges	—	—	—	—	157	157
Cash settlement of commodity hedges	—	—	—	—	(13,773)	(13,773)
Cash settlement of interest rate hedges	—	—	—	—	389	389
Unit-based compensation programs	12,336	28	598,869	1,377	—	1,405
Net income (loss)	—	(5,403)	—	(264,754)	—	(270,157)

Balance, September 30, 2010	489,286	$3,611	23,975,005	$176,935	$15,140	$195,686

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of, and for the period ended September 30, 2010, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2010 financial statement presentation.

CBM Equity IV Holdings, LLC was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware and had no principal operations prior to the acquisition of our properties in the Black Warrior Basin on June 13, 2005. On May 10, 2006, CBM Equity IV Holdings, LLC changed its name to Constellation Energy Resources LLC. On July 18, 2006, Constellation Energy Resources LLC changed its name to Constellation Energy Partners LLC (“CEP”, “we”, “us”, “our” or the “Company”). We completed our initial public offering on November 20, 2006, and trade on the NYSE Arca under the symbol “CEP”. We are partially-owned by Constellation Energy Commodities Group, Inc. (“CCG”), which is owned by Constellation Energy Group, Inc. (NYSE: CEG) (“Constellation” or “CEG”). As of September 30, 2010, affiliates of Constellation own all of our Class A units, all of the management incentive interests, approximately 25% of our common units and all of our Class D interests.

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

Earnings per Unit

Basic earnings per unit (“EPS”) are computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. At September 30, 2010, we had 489,286 Class A units and 23,975,005 Class B units outstanding. Of the Class B units, 1,725,731 units are restricted unvested common units granted and outstanding.

The following table presents earnings per common unit amounts:

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended September 30, 2010
Basic EPS:
Income (loss) allocable to unitholders	$(267,123)	24,489,229	$(10.91)
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended September 30, 2010
Diluted EPS:
Income (loss) allocable to common unitholders	$(267,123)	24,489,229	$(10.91)

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the nine months ended September 30, 2010
Basic EPS:
Income (loss) allocable to unitholders	$(270,157)	24,345,034	$(11.10)
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income (loss) allocable to common unitholders	$(270,157)	24,345,034	$(11.10)

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended September 30, 2009
Basic EPS:
Income (loss) allocable to unitholders	$(9,101)	22,665,098	$(0.40)
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income (loss) allocable to common unitholders	$(9,101)	22,665,098	$(0.40)

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the nine months ended September 30, 2009
Basic EPS:
Income (loss) allocable to unitholders	$(6,912)	22,518,284	$(0.31)
Effect of dilutive securities:
Restricted common units—Treasury stock method	—	—	—

Diluted EPS:
Income (loss) allocable to common unitholders	$(6,912)	22,518,284	$(0.31)

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued its final guidance on additional supplemental fair value disclosures. Two new disclosures are required: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll forward reconciliation, which will replace the “net” presentation format, and (2) detailed disclosures about the transfers between Level 1 and 2 measurements. The guidance also provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures became effective for the first quarter 2010 for calendar year-end companies, except for the Level 3 “gross” activity disclosures, which will be deferred until the first quarter of 2011. The adoption of this guidance did not have a material impact on our financial statements or our disclosures.

In February 2010, the FASB amended its guidance on subsequent events. SEC filers are now not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance. The adoption of this guidance did not have an impact on our financial statements or our disclosures.

New Accounting Pronouncements Issued But Not Yet Adopted

As of September 30, 2010, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

4. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

We have hedged a portion of our expected natural gas sales from currently producing wells through December 2014. All of our swaps and basis swaps were accounted for as mark-to-market activities as of September 30, 2010.

At September 30, 2010 and December 31, 2009, we had debt outstanding of $172.5 million and $195.0 million, respectively, under our reserve-based credit facility. We have entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $112.0 million of outstanding debt for various maturities extending through October 2014. All of our interest rate swaps are accounted for as mark-to-market activities as of September 30, 2010. Prior to February 2009, they were accounted for as cash flow hedges.

For the nine months ended September 30, 2010 and for 2009, we recognized mark-to-market gains of approximately $51.8 million and $0.8 million, respectively, in connection with our commodity derivatives. For the nine months ended September 30, 2010 and for 2009, we recognized mark-to-market losses of approximately $1.2 million and $1.6 million, respectively, in connection with our interest rate derivatives. At September 30, 2010 and December 31, 2009, the fair value of the derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $95.4 million and a net asset of approximately $58.0 million, respectively.

Accumulated Other Comprehensive Income

Prior to the first quarter of 2009, we accounted for certain of our commodity and interest rate derivatives as hedging activities. The value of the cash flow hedges included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets was an unrecognized gain of approximately $15.1 million and an unrecognized gain of approximately $28.4 million at September 30, 2010 and December 31, 2009, respectively. We expect that the unrecognized gain will be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the income statement in the following periods:

For the Quarter Ended	Commodity Derivatives	Non- performance Risk	Total AOCI
December 31, 2010	$3,568	$(62)	$3,506
March 31, 2011	922	(28)	894
June 30, 2011	2,147	(78)	2,069
September 30, 2011	1,921	(78)	1,843
December 31, 2011	1,456	(65)	1,391
March 31, 2012	718	(22)	696
June 30, 2012	1,928	(66)	1,862
September 30, 2012	1,721	(63)	1,658
December 31, 2012	1,271	(50)	1,221

Total	$15,652	$(512)	$15,140

Fair Value Measurements

We measure fair value of our financial and non-financial assets and liabilities on a recurring basis. Accounting standards define fair value, establish a framework for measuring fair value and require certain disclosures about fair value measurements for assets and liabilities measured on a recurring basis. All of our derivative instruments are recorded at fair value in our financial statements. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	Commodity		Interest rate	Netting and Cash Collateral*	Total Net Fair Value
At September 30, 2010	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$101,007	$(5,512)	$—	$95,495
Risk management liabilities	$—	$(106)	$—	$—	$(106)

Total	$—	$100,901	$(5,512)	$—	$95,389

*	All of our derivative instruments are secured by our reserve-based credit facility.

	Commodity		Interest rate	Netting and Cash Collateral*	Total Net Fair Value
At December 31, 2009	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$62,894	$(4,727)	$—	$58,167
Risk management liabilities	$—	$(208)	$—	$—	$(208)

Total	$—	$62,686	$(4,727)	$—	$57,959

*	All of our derivative instruments are secured by our reserve-based credit facility.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

We use observable market data or information derived from observable market data in order to determine the fair value amounts presented above. Prior to September 30, 2009, the valuation of our derivatives was performed by Constellation under a management services agreement (see Note 7). In order to determine the fair value amounts presented above, Constellation utilized various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors included not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and parental guarantees), but also the impact of our nonperformance risk on our liabilities. We currently use our reserve-based credit facility to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our assets from counterparties. At September 30, 2010, the impact of non-performance credit risk on the valuation of our assets from counterparties was $1.3 million, of which $0.8 million was reflected as a decrease to our non-cash mark-to-market gain and $0.5 million was reflected as a reduction to our accumulated other comprehensive income. At September 30, 2009, the impact of non-performance credit risk on the valuation of our assets from counterparties was $0.5 million, of which $0.4 million was reflected as an increase to our non-cash mark-to-market gain and $0.9 million was reflected as a reduction to our accumulated other comprehensive income.

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

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2010 (In 000’s)	Nine Months Ended September 30, 2010 (In 000’s)
Balance at beginning of period	$(4,968)	$(4,727)
Realized and unrealized gain (loss):
Included in earnings	(1,513)	(4,387)
Included in other comprehensive income	—	389
Purchases, sales, issuances, and settlements	969	3,213
Transfers into and out of Level 3	—	—

Balance as of September 30, 2010	$(5,512)	$(5,512)

Change in unrealized gains relating to derivatives still held as of September 30, 2010	$(1,513)	$(4,387)

	Three Months Ended September 30, 2009 (In 000’s)	Nine Months Ended September 30, 2009 (In 000’s)
Balance at beginning of period	$(266)	$6,752
Realized and unrealized gain (loss):
Included in earnings	(2,903)	(9,839)
Included in other comprehensive income	—	(1,311)
Purchases, sales, issuances, and settlements	2,536	3,765
Transfers into and out of Level 3	(5,535)	(5,535)

Balance as of September 30, 2009	$(6,168)	$(6,168)

Change in unrealized gains relating to derivatives still held as of September 30, 2009	$(2,053)	$(9,309)

Fair Value of Financial Instruments

At September 30, 2010, the carrying values of cash and cash equivalents, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature. We believe the carrying value of long-term debt approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms, which represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.

The following fair value disclosures are applicable to our financial statements, as of September 30, 2010 and December 31, 2009:

Derivative Type	Location of Asset / (Liability)	Fair Value of Asset / (Liability) (in 000’s)
		Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Commodity-MTM	Risk management assets-current	$44,566	$30,292
Commodity-MTM	Risk management assets-non-current	70,559	47,285
Commodity-MTM	Risk management assets-current	(3,936)	(6,041)
Commodity-MTM	Risk management assets-non-current	(10,182)	(8,642)
Commodity-MTM	Risk management liabilities-non-current	(106)	(208)
Interest Rate-MTM	Risk management assets-current	(5,512)	(4,727)

	Total Derivatives	$95,389	$57,959

		Amount of Gain / (Loss) in Income (in 000’s)
Derivative Type	Location of Gain / (Loss) in Income	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$21,100	$(6,368)
Commodity-MTM	Oil and gas sales	6,047	5,126
Interest Rate-MTM	Interest expense-Gain/(Loss) from mark-to-market activities	(545)	(716)
Interest Rate-MTM	Interest expense	(969)	(1,399)

	Total	$25,633	$(3,357)

		Amount of Gain / (Loss) in Income (in 000’s)
Derivative Type	Location of Gain / (Loss) in Income	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$51,832	$829
Commodity-MTM	Oil and gas sales	15,033	11,924
Interest Rate-MTM	Interest expense- Gain/(Loss) from mark-to-market activities	(1,174)	(1,615)
Interest Rate-MTM	Interest expense	(2,824)	(3,228)

	Total	$62,867	$7,910

Derivative Type	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain /(Loss) Reclassified		Amount of Gain /(Loss)
		from AOCI into Income - Effective		in Income - Ineffective
		Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Commodity-Cash Flow	Oil and gas sales	$3,726	$11,039	$—	$—
Interest Rate-Cash Flow	Interest expense	—	(1,273)	—	—

	Total	$3,726	$9,766	$—	$—

Derivative Type	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain /(Loss) Reclassified		Amount of Gain /(Loss)
		from AOCI into Income - Effective		in Income - Ineffective
		Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Commodity-Cash Flow	Oil and gas sales	$13,774	$36,810	$—	$267
Interest Rate-Cash Flow	Interest expense	(389)	(3,113)	—	—

	Total	$13,385	$33,697	$—	$267

As of September 30, 2010, we have interest rate swaps on $112.0 million of outstanding debt for various maturities extending through October 2014, various commodity swaps for 36,420,000 MMbtu of natural gas production through December 2014, and various basis swaps for 23,180,407 MMbtu of natural gas production in the Cherokee Basin through December 2014.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties in Alabama, Kansas, and Oklahoma. As of September 30, 2010, our borrowing base was $205.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, together with, among other things, the oil and natural gas prices prevailing at such time. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of September 30, 2010, no letters of credit are outstanding.

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

We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of September 30, 2010, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to make distributions.

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

Debt Issue Costs

As of September 30, 2010, our unamortized debt issue costs were approximately $4.2 million. These costs are being amortized over the life of the reserve-based credit facility through November 2012.

Funds Available for Borrowing

As of September 30, 2010 and December 31, 2009, we had $172.5 million and $195.0 million, respectively, in outstanding debt under our reserve-based credit facility. As of September 30, 2010, we had $32.5 million in remaining borrowing capacity under the reserve-based credit facility. See Note 15 for additional information.

Compliance with Debt Covenants

At September 30, 2010, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of September 30, 2010, our actual Total Net Debt to Adjusted EBITDA ratio was 2.7 to 1.0 as compared with a required ratio of not greater than 3.75 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 3.7 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 6.0 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0. As of December 31, 2010 and thereafter, our required financial covenant ratio of Total Net Debt to Adjusted EBITDA is reduced to not greater than 3.5 to 1.0.

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

6. OIL AND NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	September 30, 2010	December 31, 2009
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$766,180	$756,461
Unproved property	—	37,147

Total property costs	766,180	793,608
Materials and supplies	2,912	4,312
Land	912	912

Total	770,004	798,832
Less: Accumulated depreciation, depletion, amortization, and impairments	(492,557)	(186,207)

Natural gas properties and equipment, net	$277,447	$612,625

Depletion, depreciation, amortization and asset impairments consisted of the following:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(In 000’s)
DD&A of oil and natural gas-related assets	$26,175	$15,214	$79,598	$43,883
Asset impairments	270,408	241	270,966	4,201

Total	$296,583	$15,455	$350,564	$48,084

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets

At September 30, 2010, due to a significant decline in future natural gas price curves across all future production periods, we performed an interim impairment analysis of our oil and natural gas properties and other non-current assets. For the nine months ended September 30, 2010, we recorded a total non-cash impairment charge of approximately $271.0 million, composed of $263.4 million to impair the value of our proved and unproved oil and natural gas properties in the Cherokee Basin, $6.3 million to impair our other non-current assets related to our activities in the Cherokee Basin, $0.8 million to impair certain of our wells in the Woodford Shale, and $0.5 million to impair the value of our casing inventory. These non-cash charges are included in asset impairments in the Consolidated Statement of Operations. This impairment of our proved Cherokee Basin oil and natural gas properties and the impairment of certain of our wells located in the Woodford Shale was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. This report was based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 2 inputs. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates for the coalbed methane and non-operated shale properties of 10.0%. The impairment was caused by the impact of lower future natural gas prices. During the third quarter of 2010, future natural gas price curves shifted significantly lower in the Cherokee Basin, especially in the years 5 through 15. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the risk of lower future natural gas prices. Our unproved properties in the Cherokee Basin were impaired based on the drilling locations for the probable and possible reserves becoming uneconomic at the lower future expected natural gas prices, our limited future capital budgets, and our future expected drilling schedules. Significant assumptions in valuing the unproved reserves included the evaluation of the probable and possible reserves included in the third party reserve report, future expected natural gas prices and basis differentials, and our anticipated drilling schedules and capital availability. The impairment of our other non-current assets was recorded because the net capitalized costs of the intangible assets exceeded the fair value of the assets as measured by estimated cash flows based on lower observable future expected natural gas prices adjusted for basis differentials, which are Level 2 inputs. These asset impairments have no impact on our cash flows, liquidity position, or debt covenants.

As of September 30, 2010, we reviewed our other properties for impairment and the estimated undiscounted future cash flows exceeded the net capitalized costs, thus no impairment was required to be recognized. If expected future long-term oil and natural gas prices continue to decline, the estimated undiscounted future cash flows for our proved oil and natural gas properties and other assets may not exceed the net capitalized costs related to our properties and further non-cash impairment charges may be required to be recognized. The net capitalized cost subject to impairment in the Cherokee Basin is approximately $114.8 million, in the Black Warrior Basin is approximately $160.3 million, and in the Woodford Shale is approximately $6.2 million.

For the nine months ended September 30, 2009, we recorded a charge of approximately $4.2 million, to impair the value of certain of our wells in the Woodford Shale in Oklahoma. The impairment was primarily caused by the impact of lower production volumes than originally estimated, a higher initial production decline rate, and lower future expected natural gas prices. Cash flow estimates for the impairment testing exclude derivative instruments.

Asset Sales

In the nine months ended September 30, 2010, we sold miscellaneous equipment and surplus inventory for approximately $0.04 million and recorded a gain of approximately $0.01 million on the sales.

Useful Lives

Our furniture, fixtures, and equipment are depreciated over a life of one to five years, buildings are depreciated over a life of twenty years, and pipeline and gathering systems are depreciated over a life of twenty-five to forty years.

Exploration and Dry Hole Costs

Our exploration and dry hole costs were $0.7 million and $0.5 million in the nine months ended September 30, 2010 and 2009, respectively. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties.

7. RELATED PARTY TRANSACTIONS

Management Services Agreement

In November 2006, we entered into a management services agreement with Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of Constellation, to provide certain management, technical and administrative services. CEPM terminated the management services agreement effective December 15, 2009. Each quarter, CEPM charged us an amount for services provided to us. This amount was agreed to annually and included a portion of the compensation paid by CEPM and its affiliates to personnel who spent time on our business and affairs. The conflicts committee of our board of managers determined that the amounts paid by us for the services performed were fair to and in the best interests of the Company. These costs totaled approximately $1.2 million for the nine months ended September 30, 2009.

We had a payable to Constellation of $0.3 million as of September 30, 2009. This payable balance is included in current liabilities in the accompanying balance sheet.

Natural Gas Purchases

Through September 30, 2009, CCG purchased natural gas from us in the Cherokee Basin. The arrangement was reviewed by the conflicts committee of our board of managers. The committee found that the arrangement was fair to and in the best interests of the Company. For the nine months ended September 30, 2009, CCG paid CEP $5.7 million for natural gas purchases.

Management Incentive Interests

CEPM holds the management incentive interests in CEP. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our limited liability company agreement) has been achieved and certain other tests have been met. For the nine months ended September 30, 2010, none of these applicable tests have been met, and, as a result, CEPM was not entitled to receive any management incentive interest distributions. For the third quarter 2007, we increased our distribution rate to $0.5625 per unit. This increase in the distribution rate commenced a management incentive interest vesting period under our operating agreement. Through December 31, 2008, a cash reserve of $0.7 million had been established to fund future distributions on the management incentive interests. In February 2009, we reduced our distribution rate to $0.13 per unit. This decrease in the distribution rate terminated the initial management incentive interest vesting period. After the February 13, 2009 distribution was paid, the reserve was reduced to zero.

8. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, we are subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation. As of September 30, 2010 and September 30, 2009, other than the matters discussed below, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

Certain of our wells in the Robinson’s Bend Field are subject to a net profits interest (“NPI”) held by Torch Energy Royalty Trust (the “Trust”) (See Note 10). The royalty payment to the Trust is calculated using a sharing arrangement with a pricing formula that has had the effect of keeping our payments to the Trust lower than if such payments had been calculated based on prevailing market prices. We are uncertain of the financial impact of the NPI over the life of the Robinson’s Bend Field as it has volumetric and price risk variables. However, in order to address a portion of the risk of the potential adverse impact on our operating results from a termination of the sharing arrangement, Constellation Holdings, Inc. (“CHI”) contributed $8.0 million to us in exchange for all of our Class D interests at the closing of its initial public offering in November 2006 for the purpose of partially protecting the distributions to the common unit holders in the event the sharing arrangement is terminated. This contribution will be returned to CHI in 24 special quarterly distributions as long as the sharing agreement remains in effect for the distribution period. As a result of the initiation of the legal proceedings discussed in Note 10 and Note 15, the Class D interest special quarterly distributions have been suspended for all quarters commencing on or after January 1, 2008. This suspension includes approximately $3.3 million which represents the distributions that were suspended for the quarterly periods ended June 30, and March 31, 2010, and December 31, September 30, June 30, and March, 31, 2009, and December 31, September 30, June 30, and March 31, 2008. Including the suspended distributions, the remaining undistributed amount of the Class D interests is $6.7 million. See Note 15 for additional information.

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

The following table is a reconciliation of the ARO:

	September 30, 2010	December 31, 2009
	(In 000’s)
Asset retirement obligation, beginning balance	$12,129	$6,754
Liabilities incurred	73	3,873
Liabilities settled	(36)	(12)
Revisions to prior estimates	—	1,108
Accretion expense	617	406

Asset retirement obligation, ending balance	$12,783	$12,129

Additional retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation.

At September 30, 2010, and December 31, 2009, there were no assets legally restricted for purposes of settling existing asset retirement obligations.

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

The cumulative “Net NPI Proceeds” balance must be greater than $0 before any payments are made to the Trust. The cumulative Net Proceeds was a deficit for the nine months ended September 30, 2010 and 2009. As a result, no payments were made to the Trust with respect to the NPI for the nine months ended September 30, 2010 and 2009. The calculation of the Infill Net Proceeds uses the same methodology as the NPI Net Proceeds Calculation described above except that the proceeds and costs are attributable not to the NPI Net Proceeds Wells, but to the remaining wells in the Robinson’s Bend Field that are subject to the NPI and that have been drilled since the Trust was formed and wells that will be drilled (other than wells drilled to replace damaged or destroyed wells), in each case on leases subject to the NPI. The NPI in the Infill Wells entitles the Trust to receive 20% of the Infill Net Proceeds. There has never been a payout on the Infill Net Proceeds.

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

On January 8, 2009, we were served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in Alabama state court demanding an audited statement of revenues and expenses associated with the NPI, alleging a breach of contract under the conveyance associated with the NPI and the agreement establishing the Trust and asserting that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit seeks unspecified damages and an accounting of the NPI. The Alabama court has made the Trust a nominal party to the Alabama litigation and ruled that the Trust is subject to regular discovery in the litigation. On August 18, 2009, Trust Venture filed an application for preliminary injunction requesting that the Alabama court enter an injunction requiring the Company to deposit into an escrow account all fees, less expenses, that it receives from water disposal under the Water Gathering and Disposal Agreement pending judgment in the lawsuit and asserting damages of approximately $11.6 million from June 2005 to May 2009. These alleged damages appear to be calculated based on a water gathering, separation and disposal fee of $0.05 per barrel notwithstanding the provisions of the Water Gathering and Disposal Agreement. After hearing, the Alabama court denied Trust Venture’s application. On February 9, 2010, Trust Venture filed a motion for partial summary judgment seeking a determination regarding the applicability of a provision in the Conveyance related to the calculation of water handling charges, which motion the court denied on May 28, 2010, with the court ruling that our position with respect to the Conveyance provision was correct. No trial date has been set in the litigation, although we anticipate a trial date in the first quarter of 2011. We intend to defend ourselves vigorously with respect to the alleged claims. There can be no assurance as to the outcome or result of the lawsuit or the arbitration proceeding. We intend our forward-looking statements relating to the action to speak only as of the time of such statements and do not plan to update or revise them except to the extent that material information becomes available.

11. ENVIRONMENTAL LIABILITY

We are subject to costs resulting from federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. As of September 30, 2010, we had no accrued environmental obligations. As of December 31, 2009, accrued environmental obligations were $0.2 million. This obligation was classified as a current liability on our Consolidated Balance Sheet.

12. UNIT-BASED COMPENSATION

We recognized approximately $1.4 million and $0.3 million of expense related to our unit-based compensation plans in the nine months ended September 30, 2010, and September 30, 2009, respectively.

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

13. DISTRIBUTIONS TO UNITHOLDERS

Distributions through September 30, 2010

Beginning in June 2009, we have suspended our quarterly distributions to unitholders. For the quarter ended June 30, 2010, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to make distributions. See Note 15 for additional information.

Distributions through September 30, 2009

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

14. MEMBERS’ EQUITY

2010 Equity

At September 30, 2010, we had 489,286 Class A units and 23,975,005 Class B units outstanding, which included 337,165 unvested restricted common units issued under our Long-Term Incentive Plan, 83,745 unvested restricted common units issued under our Executive Inducement Bonus Program, and 1,304,821 unvested restricted common units under our 2009 Omnibus Incentive Compensation Plan.

At September 30, 2010, we had granted 401,500 common units of the 450,000 common units available under our Long-Term Incentive Plan. Of these grants, 64,335 have vested.

At September 30, 2010, we had granted 146,551 common units of the 300,000 common units available under our Executive Inducement Bonus Program. Of these grants, 62,807 have vested.

At September 30, 2010, we had granted 1,528,190 common units of the 1,650,000 common units available under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 223,369 have vested.

For the nine months ended September 30, 2010, 90,955 common units have been tendered by our employees for tax withholding purposes. These units, costing approximately $0.4 million, have been returned to their respective plan and are available for future grants.

2009 Equity

At September 30, 2009, we had 454,401 Class A units and 22,265,648 Class B units outstanding, which 177,674 unvested restricted common units issued under our Long-Term Incentive Plan and 167,484 unvested restricted common units issued under our Executive Inducement Bonus Program.

At September 30, 2009, we had granted 199,401 common units of the 450,000 common units available under our long-term incentive plan. Of these grants, 21,727 have vested.

At September 30, 2009, we had granted 167,484 common units of the 300,000 common units available under our Executive Inducement Bonus Program. Of these grants, none have vested.

15. SUBSEQUENT EVENTS

The following subsequent events have occurred between October 1, 2010, and November 5, 2010:

Distribution

Our board of managers has suspended the quarterly distribution to our unitholders for the quarter ended September 30, 2010, which continues the suspension we first announced in June 2009.

Class D Interests

In connection with litigation related to the Torch NPI, we have suspended all quarterly cash contributions with respect to our Class D interests. This suspension, approved by our board of managers, includes the $0.3 million quarterly cash distribution for the three months ended September 30, 2010 and $3.3 million which represents the distributions that were suspended for the quarterly periods ended June 30, 2010, March 31, 2010, and December 31, September 30, June 30, and March 31, 2009, and December 31, September 30, June 30, and March 31, 2008. Including the suspended distributions, the remaining undistributed amount of the Class D interests is $6.7 million.

Debt

Funds Available for Borrowing

As of November 5, 2010, we had $171.5 million in outstanding debt under our reserve-based credit facility and we had $33.5 million in remaining borrowing capacity under the reserve-based credit facility. Our next semi-annual borrowing base redetermination is scheduled for the fourth quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in our most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed by Constellation Energy Group, Inc. (“Constellation”) on February 7, 2005 to acquire oil and natural gas properties as well as related midstream assets. At September 30, 2010, our oil and natural gas reserves were located in the Black Warrior Basin of Alabama, in the Cherokee Basin of Kansas and Oklahoma, and in the Woodford Shale in Oklahoma. Our primary business objective is to create long-term value and to generate stable cash flows allowing us to resume making quarterly cash distributions to our unitholders and over time to increase the amount of our future quarterly distributions. Our strategies for achieving this objective are to:

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

How We Evaluate our Operations

Non-GAAP Financial Measure—Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted by:

•	depreciation, depletion and amortization;

•	write-off of deferred financing fees;

•	asset impairments;

•	(gain) loss on sale of assets;

•	accretion expense;

•	exploration costs;

•	(gain) loss from equity investment;

•	unit based compensation programs;

•	unrealized (gain) loss from mark to market activities;

•	unrealized (gain)/loss on derivatives/hedge ineffectiveness; and

•	interest (income) expense, net which includes:

-	interest expense

-	interest expense gain/(loss) mark-to-market activities

-	interest (income)

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	( In 000’s)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(267,123)	$(9,101)	$(270,157)	$(6,912)
Adjusted by:
Interest (income) expense, net	3,695	3,600	11,138	9,719
Depreciation, depletion and amortization	26,175	15,214	79,598	43,883
Asset impairments	270,408	241	270,966	4,201
Accretion expense	205	109	617	267
(Gain)/Loss on sale of assets	—	—	(13)	14
Exploration costs	284	276	731	482
(Gain)/Loss on mark-to-market activities	(21,100)	6,368	(51,832)	(829)
Unit-based compensation programs	375	136	1,405	288
Unrealized loss/(gain) on derivatives/hedge ineffectiveness	—	—	—	267

Adjusted EBITDA	$12,919	$16,843	$42,453	$51,380

At September 30, 2010, due to a significant decline in future natural gas price curves across all future production periods, we performed an interim impairment analysis of our oil and natural gas properties and other non-current assets. As a result of this analysis, we recorded a total non-cash asset impairment charge of $270.4 million for the three months ended September 30, 2010. The impairment was caused by the impact of lower future expected natural gas prices. This non-cash asset impairment charge lowered our net income to a loss for the year but it does not impact our Adjusted EBITDA, cash flows, liquidity position, or debt covenants. The impairment is further discussed on pages 15 and 24.

Significant Operational Factors

•

Realized Prices. Our average realized price for the nine months ended September 30, 2010, including hedges, was $11.86 per Mcfe. This realized price includes the impact of $51.8 million of unrealized gains on mark-to-market derivatives. Excluding the impact of the unrealized mark-to-market gains, the average realized price for the nine months ended September 30, 2010 was $7.30 per Mcfe. Further deducting all hedge settlements, average realized prices were $4.77 per Mcfe excluding hedges.

•

Production. Our production for the nine months ended September 30, 2010, was approximately 11.4 Bcfe, or an average of 41,623 Mcfe per day. This production is approximately 1.7 Bcfe, or 12.7%, lower in 2010 than in 2009. This decrease happened because we have reduced capital spending in 2010 and in 2009 below a maintenance level required to offset the natural decline rate associated with the natural gas production from our existing wells.

•

Capital Expenditures and Drilling Results. During 2010, we spent approximately $6.4 million in cash capital expenditures, primarily associated with our drilling program in the Cherokee Basin and to acquire additional interests in seven wells in the Black Warrior Basin and in the Cherokee Basin. We have drilled and completed 3 net wells, 7 net recompletions, and 8 net sidetracks in the Cherokee Basin and we currently have 6 net wells, 7 net recompletions, and 4 net sidetracks in progress. We substantially completed our 2010 drilling program in the Cherokee Basin during the third quarter of 2010 and expect that all of our in progress activities, except 2 net sidetracks, will be producing in the fourth quarter of 2010. The 2 net sidetracks are expected to be producing in early 2011.

•	Reduction of Outstanding Debt. Through November 5, 2010, we have reduced our outstanding debt from a high of $220.0 million to $171.5 million, or by 22.1%.

•

Hedging Activities. As of September 30, 2010, all of our commodity swaps and basis swaps are accounted for as mark-to-market derivatives. For the nine months ended September 30, 2010, the unrealized non-cash mark-to-market gain included in our revenues was approximately $51.8 million as compared to an unrealized non-cash mark-to-market gain of $0.8 million for the same period in 2009. We experience earnings volatility as a result of using the mark-to-market accounting method for all of our commodity derivatives used to hedge our exposure to changes in natural gas prices or basis differentials. This accounting treatment can cause earnings volatility as the positions for future natural gas production are marked-to-market. These non-cash unrealized gains or losses are included in our current Statement of Operations until the derivatives are cash settled as the commodities are produced and sold. We do not enter into speculative trading positions and we only use derivatives to lock in the future sales price for a portion of our expected natural gas production. Increases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market losses on those derivatives and lower reported net income. Decreases in the market price of natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market gains on those derivatives and higher reported net income. Although these gains and losses are required to be reported immediately in earnings as market prices change, the fair value of the related future physical natural gas sale is not marked-to-market and therefore is not reflected as Oil and Gas Sales or as an Accounts Receivable in our financial statements. This mismatch impacts our reported Results of Operations and our reported working capital position until the commodity derivatives are cash settled and the natural gas is produced and sold. Upon cash settlement of the derivatives, the sale of the physical commodity at then-current market prices offsets the previously reported mark-to-market gains or losses such that the cumulative net cash realized results in a net sale of the physical natural gas production at the fixed future sales price for our hedge. When our derivative positions are cash settled as the related commodities are produced and sold, the realized gains and losses of those derivative positions are included in our Statement of Operations as Oil and Gas Sales. Further detail of our commodity derivative positions and their accounting treatment is outlined starting on page 32.

•

Asset Impairments. For the nine months ended September 30, 2010, we recorded a total non-cash impairment charge of approximately $271.0 million, composed of $263.4 million to impair the value of our oil and natural gas properties in the Cherokee Basin, $6.3 million to impair our other non-current assets related to our activities in the Cherokee Basin, $0.8 million to impair certain of our wells located in the Woodford Shale, and $0.5 million to impair the value of our casing inventory. These non-cash charges are included in asset impairments in the Consolidated Statement of Operations. These impairments were recorded because the net capitalized costs of the assets exceeded the fair value of the assets as measured by estimated cash flows based upon future oil and natural gas prices. These impairments were caused by the impact of lower future expected natural gas prices. During the third quarter of 2010, future natural gas price curves shifted significantly lower, especially in the years 5 through 15. These impairments reflect the price sensitivity and long-term nature of our coalbed methane reserves base. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the risk of lower future natural gas prices. These asset impairments have no impact on our operations, Adjusted EBITDA, cash flows, liquidity position, or debt covenants.

•

Constellation Announcements. In May 2009, Constellation disclosed that it had recorded an additional impairment charge relating to the fair value of its investment in us due to various factors, including the possible sale of its investment in us. To date, no transaction has occurred and no further public announcements have been made. We recognize the potential downward pressure on our unit price when a large unitholder makes an announcement like this. We continue to look for a way to resolve this issue.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the Three Months Ended				For the Nine Months Ended
	(Dollars in 000’s)
	September 30, 2010	September 30, 2009	Variance		September 30, 2010	September 30, 2009	Variance
			$	%			$	%
Revenues:
Oil and gas sales	$26,643	$30,663	$(4,020)	(13.1)%	$82,958	$94,223	$(11,265)	(12.0)%
Gain (Loss) from mark-to-market activities	21,100	(6,368)	27,468	(431.3)%	51,832	829	51,003	6,152.4%

Total revenues	47,743	24,295	23,448	96.5%	134,790	95,052	39,738	41.8%

Operating expenses:
Lease operating expenses	7,953	8,169	(216)	(2.6)%	23,645	25,243	(1,598)	(6.3)%
Cost of sales	592	586	6	1.0%	1,949	2,030	(81)	(4.0)%
Production taxes	647	715	(68)	(9.5)%	2,449	2,245	204	9.1%
General and administrative expenses	5,027	4,568	459	10.0%	14,277	14,009	268	1.9%
Exploration costs	284	276	8	2.9%	731	482	249	51.7%
(Gain) loss on sale of assets	—	—	—	—	(13)	14	(27)	(192.9)%
Depreciation, depletion and amortization	26,175	15,214	10,961	72.0%	79,598	43,883	35,715	81.4%
Asset impairments	270,408	241	270,167	112,103%	270,966	4,201	266,765	6,350.0%
Accretion expenses	205	109	96	88.1%	617	267	350	131.1%

Total operating expenses	311,291	29,878	281,413	941.9%	394,219	92,374	301,845	326.8%
Other expenses (income):
Interest expense	3,151	2,884	267	9.3%	9,966	8,106	1,860	22.9%
Interest expense (Gain)/loss from mark-to-market activities	545	716	(171)	(23.9)%	1,174	1,615	(441)	(27.3)%
Interest income	(1)	—	(1)	0%	(2)	(2)	—	0%
Other (income) expense	(120)	(82)	(38)	46.3%	(410)	(129)	(281)	217.8%

	For the Three Months Ended				For the Nine Months Ended
	(Dollars in 000’s)
	September 30, 2010	September 30, 2009	Variance		September 30, 2010	September 30, 2009	Variance
			$	%			$	%
Total other expenses (income)	3,575	3,518	57	1.6%	10,728	9,590	1,138	11.9%

Total expenses	314,866	33,396	281,470	842.8%	404,947	101,964	302,983	297.1%

Net income (loss)	$(267,123)	$(9,101)	$(258,022)	(2,835.1)%	$(270,157)	$(6,912)	$(263,245)	(3,808.5)%

Net production:
Total production (MMcfe)	3,758	4,414	(656)	(14.9)%	11,363	13,020	(1,657)	(12.7)%
Average daily production (Mcfe/d)	40,848	47,978	(7,130)	(14.9)%	41,623	47,692	(6,069)	(12.7)%
Average sales prices:
Price per Mcfe including hedges(a)	$12.70	$5.50	$7.20	130.9%	$11.86	$7.30	$4.56	62.5%
Price per Mcfe excluding hedges	$4.49	$3.31	$1.18	35.6%	$4.77	$3.55	$1.22	34.4%
Average unit costs per Mcfe:
Field operating expenses(b)	$2.29	$2.01	$0.28	13.9%	$2.30	$2.11	$0.19	9.0%
Lease operating expenses	$2.12	$1.85	$0.27	14.6%	$2.08	$1.94	$0.14	7.2%
Production taxes	$0.17	$0.16	$0.01	6.3%	$0.22	$0.17	$0.05	29.4%
General and administrative expenses	$1.34	$1.03	$0.31	30.1%	$1.26	$1.08	$0.18	16.7%
General and administrative expenses w/o unit-based compensation	$1.25	$1.01	$0.24	23.8%	$1.14	$1.06	$0.08	7.5%
Depreciation, depletion and amortization	$6.97	$3.45	$3.52	102.0%	$7.01	$3.37	$3.64	108.0%

(a)	Price per Mcfe including hedges includes realized and unrealized mark-to-market gains on derivative transactions that did not qualify for hedge accounting treatment.
(b)	Field operating expenses include lease operating expenses and production taxes.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Oil and natural gas sales. Oil and natural gas sales decreased $4.0 million, or 13.1%, to $26.6 million for the three months ended September 30, 2010 as compared to $30.7 million for the same period in 2009. Of this decrease, $2.2 million was attributable to decreased production volumes and $6.3 million was attributable to our hedging program, offset by $4.5 million in higher market prices for oil and natural gas. Production for the three months ended September 30, 2010 was 3.8 Bcfe, which was 0.7 Bcfe lower than the same period in 2009. Of the decrease, 0.6 Bcfe was a reduction of natural gas production due to our suspension of our drilling programs in the Cherokee Basin starting in June 2009. The remaining decrease in production of 0.1 Bcfe was associated with our properties in the Black Warrior Basin and in the Woodford Shale. Due to the decrease in the level of our drilling activities, our 2009 and 2010 maintenance drilling programs will not be sufficient to offset the natural decline rate of production associated with our existing wells. We hedged approximately 76% of our actual production during the third quarter of 2010 and approximately 75% of our actual production during the same period in 2009.

As discussed below, the gain from our unrealized non-cash mark-to-market activities increased $27.5 million for the three months ended September 30, 2010, as compared to the same period in 2009. Our realized market prices before our hedging program increased from 2009 to 2010 primarily due to higher market prices for oil and natural gas. This was offset by the impact of our hedging program and the associated mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. As of September 30, 2010, all of our swaps and basis swaps are accounted for as mark-to-market derivatives. For the three months ended September 30, 2010, the unrealized non-cash mark-to-market gain was approximately $21.1 million as compared to an unrealized non-cash $6.4 million loss for the same period in 2009. This 2010 non-cash gain represents approximately $21.4 million from the impact of decreased future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and by a $0.3 million decrease for non-performance risk related to our counterparties. This 2009 non-cash loss represents approximately $6.7 million from the impact of increased future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $0.3 million increase for non-performance risk related to our counterparties.

Cash hedge settlements received for our commodity derivatives were approximately $9.8 million for the three months ended September 30, 2010. Cash hedge settlements received for our commodity derivatives were approximately $16.0 million for the three months ended September 30, 2009. This difference is primarily due to higher market prices and lower hedged volumes for natural gas during 2010.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended September 30, 2010, lease operating expenses decreased $0.2 million, or 2.6%, to $8.0 million, compared to expenses of $8.2 million for the same period in 2009. This decrease in lease operating expenses is primarily related to $0.1 million in lower total spending in the Cherokee Basin and $0.1 million in lower expenses associated with the Black Warrior Basin. Our spending in the Woodford Shale properties during 2010 remained level with our spending in 2009. By category, our lease operating expenses were lower in 2010 as compared to 2009 by $0.2 million because of a decrease of $0.4 million in gas compression, $0.2 million in repairs and maintenance, and $0.1 million in workover’s offset by an increase of $0.5 million in labor costs.

For the three months ended September 30, 2010, per unit lease operating expenses were $2.12 per Mcfe compared to $1.85 per Mcfe for the same period in 2009. This increase is attributable to 14.9% lower production in 2010 as compared to the same period in 2009 offset by a decrease in total spending of 2.6% in 2010 as compared to the same period in 2009. Our per unit operating costs increased in the Cherokee Basin from $2.10 per Mcfe in 2009 to $2.55 per Mcfe in 2010 as a result of 0.6 Bcfe in lower production volumes and lower total spending.

For the three months ended September 30, 2010, production taxes decreased $0.1 million, or 9.5%, to $0.6 million, compared to expenses of $0.7 million for the same period in 2009. This increase was primarily the result of higher market prices for oil and natural gas in 2010 offset by the impact of production taxes on 0.7 Bcfe in lower production.

Cost of sales. For the three months ended September 30, 2010, cost of sales increased by less than $0.01 million, or 1.0%, to $0.6 million, compared to $0.6 million for the same period in 2009. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower production volumes and higher market prices for natural gas, as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations.

General and administrative expenses increased by approximately $0.5 million, or 10.0%, to $5.0 million for the three months ended September 30, 2010, as compared to $4.5 million for the same period in 2009. Our general and administrative expenses were higher in 2010 as compared to 2009 because of $0.2 million in lower management service fees and $0.2 million in lower legal costs offset by $0.5 million in higher labor costs, $0.2 higher non-cash unit-based compensation expenses, $0.1 higher rent expenses, and $0.1 million higher insurance costs. For the three months ended September 30, 2009, CEPM allocated $0.2 million in expenses to us for labor and other charges through the management services agreement.

Our per unit costs were $1.34 per Mcfe for the three months ended September 30, 2010 compared to $1.03 per Mcfe for the same period in 2009. This increase is attributable to an increase in total spending of approximately $0.5 million offset by 0.7 Bcfe in lower production.

Exploration Costs. Exploration costs increased less than $0.01 million, or 2.9%, to $0.3 million for the three months ended September 30, 2010, as compared to $0.3 million for the same period in 2009. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment costs associated with leases on our unproved properties. The increase in 2010 is primarily as the result of the expectation that certain of our lease locations will expire as a result of a lower capital expenditure budget in 2010 and 2011 as compared to prior years.

Depreciation, depletion and amortization expense and Asset impairments. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs and asset impairment expense when the fair value of our assets is less than their historical net book value. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion would change in the same direction.

Our depreciation, depletion and amortization expense for the three months ended September 30, 2010 was $26.2 million, or $6.97 per Mcfe, compared to $15.2 million, or $3.45 per Mcfe, for the same period in 2009. This increase of $11.0 million is composed of higher depletion expense. The increase in 2010 depreciation, depletion, and amortization reflects the impact of a lower year-end 2009 reserve base primarily due to price-related reserve revisions, capital expenditures for our development drilling programs, and a 0.7 Bcfe decrease in production volumes during 2010 as compared to 2009. Our asset impairments for the three months ended September 30, 2010 were $270.4 million, compared to $0.2 million for the same period in 2009. Our non-cash impairment charges were approximately $263.4 million to impair the value of our oil and natural gas properties in the Cherokee Basin, $6.3 million to impair our other non-current intangible assets related to our activities the Cherokee Basin, $0.3 million to impair certain of our wells in the Woodford Shale and $0.5 million to impair the value of our casing inventory.

We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we will use our 2009 reserve report to calculate our depletion rate during the first three quarters of 2010. We will use our 2010 reserve report to record our depletion in the fourth quarter of 2010. If our SEC reserves at year-end 2010 are similar to our third quarter SEC reserve estimates, we would expect a lower depletion rate of approximately $1.50 per Mcfe due to the impairment of our Cherokee Basin assets.

Interest expense. Interest expense for the three months ended September 30, 2010 increased $0.1 million to $3.7 million as compared to approximately $3.6 million in interest expense for same period in 2009. This increase was primarily due to $0.2 million in lower non-cash mark-to-market losses on our interest rate swaps that are accounted for as mark-to-market activities, lower interest rate swap settlements of $0.4 million, higher market interest rates of $0.6 million, and higher capitalized interest of $0.1 million during 2010 as compared to the same period in 2009. During 2009 and 2010, we used our excess operating cash flow to reduce our total debt from a high of $220.0 million to $171.5 million. At September 30, 2010, we had an outstanding balance under our reserve-based credit facility of $172.5 million as compared to $220.0 million at September 30, 2009. The average interest rate on our outstanding debt was approximately 5.1% at September 30, 2010 compared to 5.2% at September 30, 2009.

Interest income. Interest income for the three months ended September 30, 2010 was less than $0.01 million as compared to zero in interest income for same period in 2009. During 2010, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances. In 2009, we discontinued our overnight investments to participate in a program sponsored by the FDIC’s Transaction Account Guarantee Program to provide unlimited insurance coverage for transaction account balances that do not earn interest. This program was available until December 31, 2009.

Accumulated other comprehensive income. The change in accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $3.7 million for the three months ended September 30, 2010, and as an unrealized loss of $9.7 million for the same period in 2009. This decrease reflects the difference in the hedge settlements during 2010 and 2009, which are related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance in accumulated other comprehensive income will be amortized to earnings as the positions settle in the future.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Oil and natural gas sales. Oil and natural gas sales decreased $11.3 million, or 12.0%, to $82.9 million for the nine months ended September 30, 2010 as compared to $94.2 million for the same period in 2009. Of this decrease, $5.9 million was attributable to decreased production volumes and $19.2 million was attributable to our hedging program, offset by $13.8 million in higher market prices for oil and natural gas. Production for the nine months ended September 30, 2010 was 11.4 Bcfe, which was 1.7 Bcfe lower than the same period in 2009. Of the decrease, 1.3 Bcfe was a reduction of natural gas production due to our suspension of our drilling programs in the Cherokee Basin starting in June 2009. The remaining decrease in production of 0.4 Bcfe was associated with our properties in the Black Warrior Basin and in the Woodford Shale. Due to the decrease in the level of our drilling activities, our 2009 and 2010 maintenance drilling programs will not be sufficient to offset the natural decline rate of production associated with our existing wells. We hedged approximately 80% of our actual production during 2010 and approximately 79% of our actual production during the same period in 2009.

As discussed below, the gain from our unrealized non-cash mark-to-market activities increased $51.0 million for the nine months ended September 30, 2010, as compared to the same period in 2009. Our realized market prices before our hedging program increased from 2009 to 2010 primarily due to higher market prices for oil and natural gas. This was offset by the impact of our hedging program and the associated mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. As of September 30, 2010, all of our swaps and basis swaps are accounted for as mark-to-market derivatives. For the nine months ended September 30, 2010, the unrealized non-cash mark-to-market gain was approximately $51.8 million as compared to an unrealized non-cash $0.8 million gain for the same period in 2009. This 2010 non-cash gain represents approximately $53.1 million from the impact of decreased future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $1.3 million reduction for non-performance risk related to our counterparties. This 2009 non-cash gain represents approximately $1.2 million from the impact of decreased future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and a $0.4 million increase for non-performance risk related to our counterparties.

For the nine months ended September 30, 2009, we recognized a loss of approximately $0.3 million related to hedge ineffectiveness primarily related to our hedges of production in the Cherokee Basin.

Cash hedge settlements received for our commodity derivatives were approximately $28.8 million for the nine months ended September 30, 2010. Cash hedge settlements received for our commodity derivatives were approximately $48.3 million for the nine months ended September 30, 2009. This difference is primarily due to higher market prices for natural gas and lower hedged volumes during 2010.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the nine months ended September 30, 2010, lease operating expenses decreased $1.6 million, or 6.3%, to $23.6 million, compared to expenses of $25.2 million for the same period in 2009. This decrease in lease operating expenses is primarily related to $1.1 million in lower total spending in the Cherokee Basin and $0.5 million in lower expenses associated with our Woodford Shale and Black Warrior Basin properties. By category, our lease operating expenses were lower in 2010 as compared to 2009 by $1.6 million because of a decrease of $1.1 million in gas compression, $0.4 million in repairs and maintenance, $0.4 million in facilities, $0.3 million in power and fuel, $0.1 million in work over costs offset by $0.7 million higher labor costs. For the nine months ended September 30, 2010, per unit lease operating expenses were $2.08 per Mcfe compared to $1.94 per Mcfe for the same period in 2009. This increase is attributable to 12.7% lower production in 2010 as compared to the same period in 2009 offset by a decrease in total spending of 6.3% in 2010 as compared to the same period in 2009. Our per unit operating costs increased in the Cherokee Basin from $2.14 per Mcfe in 2009 to $2.38 per Mcfe in 2010 as a result of 1.3 Bcfe in lower production volumes and lower total spending. Our production declines in the Cherokee Basin are the result of lower maintenance capital expenditures in 2010 and 2009.

For the nine months ended September 30, 2010, production taxes increased $0.2 million, or 9.1%, to $2.4 million, compared to expenses of $2.2 million for the same period in 2009. This increase was primarily the result of higher market prices for oil and natural gas in 2010 offset by the impact of production taxes on 1.7 Bcfe in lower production.

Cost of sales. For the nine months ended September 30, 2010, cost of sales decreased by approximately $0.1 million, or 4.0%, to $1.9 million, compared to $2.0 million for the same period in 2009. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower production volumes and higher market prices for natural gas, as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations.

General and administrative expenses increased $0.3 million, or 1.9%, to $14.3 million for the nine months ended September 30, 2010, as compared to $14.0 million for the same period in 2009. Our general and administrative expenses were higher in 2010 as compared to 2009 because of $1.2 million in lower management service fees and $0.2 million in legal fees offset by $1.1 million in higher non-cash unit-based compensation expenses, $0.3 million in higher rent expense, $0.2 million in higher insurance, and $0.1 million in higher printing and production. For the nine months ended September 30, 2009, CEPM allocated approximately $1.2 million in expenses to us for labor and other charges through the management services agreement.

Our per unit costs were $1.26 per Mcfe for the nine months ended September 30, 2010 compared to $1.08 per Mcfe for the same period in 2009. This increase is attributable to an increase in total spending of approximately $0.3 million offset by 1.7 Bcfe in lower production. Approximately 55.6% or $0.10 per Mcfe, of the increase is related to non-cash unit-based compensation costs.

Exploration Costs. Exploration costs increased $0.2 million, or 51.7%, to $0.7 million for the nine months ended September 30, 2010, as compared to $0.5 million for the same period in 2009. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment costs associated with leases on our unproved properties. The increase in 2010 is primarily as the result of lease abandonments in Kansas and Oklahoma and the expectation that certain of our lease locations will expire as a result of a lower capital expenditure budget in 2010 and 2011 as compared to prior years.

Gain/loss on sale of assets. Our gain/loss on the sale of assets decreased less than $0.03 million, or 192.9%, to less than $0.02 million gain for the nine months ended September 30, 2010, as compared to a loss of less than $0.02 million for the same period in 2009. In 2010, we sold surplus equipment at a gain of $0.01 million.

Depreciation, depletion and amortization expense and Asset impairments. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs and asset impairment expense when the fair value of our assets is less than their historical net book value. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion would change in the same direction.

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2010 was $79.6 million, or $7.01 per Mcfe, compared to $43.9 million, or $3.37 per Mcfe, for the same period in 2009. This increase is composed of higher depletion expense. The increase in 2010 depreciation, depletion, and amortization reflects the impact of a lower year-end 2009 reserve base primarily due to price-related reserve revisions, capital expenditures for our development drilling programs, and a 1.7 Bcfe decrease in production volumes during 2010 as compared to 2009. Our asset impairments for the nine months ended September 30, 2010 were $271.0 million, compared to $4.2 million for the same period in 2009. Our non-cash impairment charges were approximately $263.4 million to impair the value of our oil and natural gas properties in the Cherokee Basin, $6.3 million to impair our other non-current intangible assets related to our activities the Cherokee Basin, and $0.5 million to impair the value of our casing inventory offset by $3.4 million lower impairments for certain of our wells in the Woodford Shale.

We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we used our 2009 reserve report to calculate our depletion rate during the first three quarters of 2010. We will use our 2010 reserve report to record our depletion in the fourth quarter of 2010. We will use our 2010 reserve report to record our depletion in the fourth quarter of 2010. If our SEC reserves at year-end 2010 are similar to our third quarter SEC reserve estimates, we would expect a lower per unit depletion rate of approximately $1.50 per Mcfe due to the impairment of our Cherokee Basin assets.

Interest expense. Interest expense for the nine months ended September 30, 2010 increased $1.4 million, or 14.6%, to $11.1 million as compared to approximately $9.7 million in interest expense for same period in 2009. This increase was primarily due to $0.5 million in lower non-cash mark-to-market losses on our interest rate swaps that are accounted for as market-to-market activities, lower interest rate swap settlements of $0.01 million, higher market interest rates of $1.6 million, and lower capitalized interest of $0.3 million during 2010 as compared to the same period in 2009. During 2009 and 2010, we used our excess operating cash flow to reduce our total debt from a high of $220.0 million to $171.5 million. At September 30, 2010, we had an outstanding balance under our reserve-based credit facility of $172.5 million as compared to $220.0 million at September 30, 2009. The average interest rate on our outstanding debt was approximately 5.1% at September 30, 2010, compared to 5.2% at September 30, 2009.

Interest income. Interest income for the nine months ended September 30, 2010 was less than $0.02 million as compared to less than $0.02 million in interest income for same period in 2009. During 2010, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances. In 2009, we discontinued our overnight investments to participate in a program sponsored by the FDIC’s Transaction Account Guarantee Program to provide unlimited insurance coverage for transaction account balances that do not earn interest. This program was available until December 31, 2009.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflects the changes in the fair market value of our previously designated cash-flow hedge positions. At September 30, 2010, the balance was an unrealized gain of $15.1 million compared to an unrealized gain of $28.4 million at December 31, 2009. This decrease reflects the amortization to earnings as the derivative positions that were previously accounted for as cash flow hedges settled during the first and second quarters of 2010.

The change in accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $13.2 million for the nine months ended September 30, 2010, and as an unrealized loss of $13.3 million for the same period in 2009. This decrease reflects the hedge settlements during 2010 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance in accumulated other comprehensive income will be amortized to earnings as the positions settle in the future.

Liquidity and Capital Resources

During 2009 and 2010, we utilized our cash flow from operations as our primary source of capital. Our primary use of capital during this time was for the retirement of outstanding debt. We have successfully reduced our outstanding indebtedness by $48.5 million since we suspended our quarterly distribution to unitholders in June 2009. Based upon our current business plans for 2010 and 2011, we expect to continue to generate operating cash flows in excess of our working capital needs and planned capital expenditures. We expect to make limited maintenance capital expenditures of approximately $10.5 million primarily concentrated in the Cherokee Basin during 2010 and approximately $10.0 million to $12.0 million in the Black Warrior Basin and Cherokee Basin during 2011. The primary focus of our business plans in 2010 and 2011 will be to use our excess operating cash flows to further reduce our outstanding debt level.

Our reserve-based credit facility currently provides a limited availability to finance future maintenance capital expenditures and other working capital needs. As of November 5, 2010, our borrowing base under our reserve-based credit facility was $205.0 million and we had $171.5 million of debt outstanding under our reserve-based credit facility, leaving us with $33.5 million in unused borrowing capacity. As of September 30, 2010, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to make distributions.

Our reserve-based credit facility matures on November 13, 2012. In the first quarter of 2008, we filed a shelf registration statement with the SEC to register up to $1.0 billion of debt and equity securities. This registration statement expires during the first quarter of 2011. There is no guarantee that securities can or will be issued under the registration statement. If we do not issue any securities under this registration statement prior to its expiration or file a new registration statement, we may recognize expenses of approximately $0.3 million in our Consolidated Statement of Operations. Our current reserve-based credit facility is also subject to future borrowing base redeterminations and will have to be renewed or replaced before its maturity in November 2012. We expect our next borrowing base redetermination to be completed in the fourth quarter of 2010.

As we pursue our business plan, we will be monitoring the capital resources available to us to meet our future financial obligations and planned limited maintenance capital expenditures in 2010 and 2011. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. Our results will not be fully impacted by significant increases or decreases in natural gas prices because of our hedging program. For 2011, we forecast total net production of between 13.4 Bcfe and 14.2 Bcfe. We have hedged approximately 72% of the midpoint of this forecast, including hedges on 7.6 Bcfe of our Mid-continent production at an average price, including basis, of $7.87 per Mcfe and an additional 2.4 Bcfe of production at a NYMEX-only price of $8.51 per Mcfe. This attractive hedge position locks in a significant portion of our expected operating cash flows for 2011. Our hedge program is further discussed on page 32. During 2010 and 2011, we expect to fund our working capital needs and any maintenance capital expenditures with cash flow from operations. Our current expectation is that we will manage our business to operate within the cash flows that are generated. During 2010 and 2011, we intend to limit our capital expenditures and to use any surplus operating cash flows to further reduce our debt level. We expect that the suspension of our quarterly distribution and the reduction in our total planned capital expenditures in 2010 and 2011 will provide additional liquidity to fund our operations and to pay down debt. Since we began our debt reduction initiative, we have successfully reduced our outstanding debt balances from a high of $220.0 million to $171.5 million. Any future quarterly distribution to unitholders cannot be made when our borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. We are subject to additional future borrowing base redeterminations and cannot forecast the level at which our lenders may set our borrowing base. However, after our outstanding debt balance, net of available cash, is less than 90% of our borrowing base as determined by our lenders and at such time we are able to resume maintenance capital expenditures, we will evaluate the resumption of our quarterly distribution to unitholders. This evaluation will consider our outstanding borrowings and cash reserves that are set by our board of managers for the proper conduct of our business. Given our focus on debt reduction, we anticipate that our distribution will remain suspended through the fourth quarter of 2011. Any future quarterly distributions must be approved by our board of managers.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural properties in Alabama, Kansas, and Oklahoma. As of November 5, 2010, our borrowing base was $205.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, together with, among other things, the oil and natural gas prices prevailing at such time. Our next semi-annual borrowing base redetermination is scheduled during the fourth quarter of 2010. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of September 30, 2010, no letters of credit are outstanding.

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

We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of November 5, 2010, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to make distributions.

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

At September 30, 2010, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of September 30, 2010, our actual Total Net Debt to Adjusted EBITDA ratio was 2.7 to 1.0 as compared with a required ratio of not greater than 3.75 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 3.7 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 6.0 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0. As of December 31, 2010 and thereafter, our required financial covenant ratio of Total Net Debt to Adjusted EBITDA is reduced to not greater than 3.5 to 1.0.

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

We enter into hedging arrangements to reduce the impact of changes in the LIBOR interest rate on our interest payments for our reserve-based credit facility. These positions are outlined on page 33.

Cash Flow from Operations

Our net cash flow provided by operating activities for the nine months ended September 30, 2010 was $30.9 million, compared to net cash flow provided by operating activities of $45.6 million for the same period in 2009. This decrease in operating cash flow was primarily attributable to lower oil and natural gas sales of $11.3 million as the result of 1.7 Bcfe in lower natural gas production in 2010. For 2010, our operating cash flows were increased by $25.6 million related to cash hedge settlements for our natural gas commodity and interest rate derivatives. Our change in working capital from 2009 to 2010 was impacted by lower accrued liabilities of $2.6 million, lower royalties payable of $1.7 million, lower accounts receivable of $1.6 million, higher accounts payable of $0.6 million, and lower payables to Constellation of $0.2 million. Our accrued liabilities decreased with the payments associated with our 2009 incentive compensation programs. Our accounts payable increased due to timing of invoice payments to vendors associated with our 2010 capital program. Our accounts receivable balance decreased due to lower volumes of natural gas sold in 2010 offset by higher current period prices for our current estimated natural gas sales. The royalties payable, which represents the amount of monies owed to the royalty owners in our properties for our monthly oil and natural gas sales, decreased due to lower production of natural gas reducing the amount of royalties owed. The decrease in payables to Constellation was impacted by the termination of the management services agreement in December 2009.

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

MTM Fixed Price Swaps—NYMEX

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2010							2,700,000	$8.15	2,700,000	$8.15
2011	2,400,000	$8.55	2,425,000	$8.55	2,220,000	$8.45	2,220,000	$8.45	9,265,000	$8.51
2012	2,227,500	$8.34	2,227,500	$8.34	2,250,000	$8.34	2,250,000	$8.34	8,955,000	$8.34
2013	2,025,000	$7.33	2,079,500	$7.32	2,070,000	$7.33	2,038,000	$7.34	8,212,500	$7.33
2014	1,575,000	$7.03	1,592,500	$7.03	1,610,000	$7.03	1,610,000	$7.03	6,387,500	$7.03

									35,520,000

MTM Fixed Price Swaps—CenterPoint Energy Gas Transmission (East)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2010							180,000	$7.91	180,000	$7.91
2011	180,000	$7.93	180,000	$7.93	180,000	$7.93	180,000	$7.93	720,000	$7.93

									900,000

MTM Fixed Price Basis Swaps– CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipeline (Texas, Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2010							2,070,895	$0.72	2,070,895	$0.72
2011	1,947,352	$0.63	1,823,324	$0.65	1,703,467	$0.62	1,393,700	$0.68	6,867,843	$0.64
2012	1,502,800	$0.58	1,427,100	$0.59	1,352,900	$0.61	1,295,900	$0.62	5,578,700	$0.60
2013	1,245,400	$0.40	1,192,900	$0.40	1,145,700	$0.40	1,104,400	$0.40	4,688,400	$0.40
2014	1,053,465	$0.40	1,010,529	$0.40	971,508	$0.40	939,067	$0.40	3,974,569	$0.40

									23,180,407

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $6.0 million for the nine months ended September 30, 2010, compared to $22.6 million for the same period in 2009. Our cash capital expenditures were $6.4 million in 2010, of which $5.9 million related to drilling expenditures for our 2010 capital program in the Cherokee Basin and $0.5 million related to the acquisition of additional interests in seven natural gas wells in the Cherokee Basin and in the Black Warrior Basin. We have drilled and completed 3 net wells, 7 net recompletions, and 8 net sidetracks in the Cherokee Basin and we currently have 6 net wells, 7 net recompletions, and 4 net sidetracks in progress. All of these in progress wells, except 2 sidetracks, are expected to be producing in the fourth quarter of 2010. The 2 sidetracks are expected to be producing in early 2011. We have used $1.4 million of our materials and supplies inventory in our current drilling and workover programs and expect to use an additional $0.2 million in inventory during the fourth quarter. We do not plan on restocking the inventory items that we use. We do not currently plan on any additional material capital spending during 2010.

Our capital expenditures were $22.8 million for the nine months ended September 30, 2009, which primarily related to drilling and development of oil and natural gas properties in the Cherokee Basin. Through September 30, 2009, we drilled and completed 60 net wells and 17 net recompletions in the Cherokee Basin. We also prepared 10 drilling locations in the Black Warrior Basin. We also settled post-closing adjustments on our CoLa and Newfield Acquisitions of $0.2 million.

We currently anticipate our 2010 capital spending will be approximately $10.5 million, of which we have spent $6.4 million. We currently anticipate our total capital budget for 2011 will be between $10.0 million and $12.0 million. This 2011 capital budget primarily consists of capital for drilling wells and recompletions and also includes amounts for infrastructure projects, equipment, and inventory. The 2011 budget is set below our 2010 estimated maintenance capital level of $25.3 million and is set at a similar level to our 2010 actual capital spending. Our capital spending in 2010 was reduced from our 2009 spending level of $22.9 million and our 2008 spending level of $47.9 million. We expect that our current and future capital expenditures will be funded using our cash flow from operations. This decreased level of maintenance capital spending will result in lower production volumes in future periods. Because we have reduced capital spending in 2010 and in 2009 below a maintenance level, we anticipate lower production in 2010 and 2011 which we expect to reduce our operating cash flows. Once market conditions warrant, we expect to evaluate the resumption of capital spending at a level sufficient to maintain our then current production rate. We believe that natural gas prices in excess of $6.00 per Mcfe produce rates of return that generally support capital spending at maintenance levels. The amount and timing of our capital expenditures is largely discretionary and within our control. If natural gas prices decline further, and the total borrowing base under our reserve-based credit facility is further reduced, or drilling costs escalate, we could choose to defer a portion of any planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current natural gas price expectations and expected production levels, we anticipate that our cash flow from operations will meet our planned capital expenditures and other cash requirements for the remainder of 2010 and for the twelve months ending December 31, 2011. In 2010 and 2011, we expect that our excess operating cash flows will be used to reduce our outstanding debt level, which may provide us with additional liquidity from the available borrowing base under our reserve-based credit facility. However, future cash flows and our borrowing capacity are subject to a number of variables, including the level of natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures are also impacted by drilling and service costs. In the event of inflation increasing drilling and service costs, our hedging program will limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending.

Financing Activities

Our net cash used in financing activities was $23.0 million for the nine months ended September 30, 2010, compared to $1.5 million provided by financing activities for the same period in 2009. During 2010, we used $23.5 million in operating cash flows to reduce our outstanding debt level from $195.0 million to $171.5 million or by 12.1%. In November 2009, we entered into an amended and restated credit facility that matures in November 2012. At September 30, 2010, we have approximately $4.2 million in debt issue costs remaining to be amortized through November 2012.

We have suspended $3.3 million in quarterly distributions on the Class D interests associated with each of the quarterly periods since March 31, 2008. We expect that these quarterly distributions on the Class D interests, and all future quarterly distributions on the Class D interests, will remain suspended until the litigation surrounding the Torch NPI is finally resolved and such distributions are permitted under our reserve-based credit facility and limited liability company agreement. We have suspended our $0.13 per unit quarterly distributions to unitholders since the quarter ended June 30, 2009, to reduce our outstanding indebtedness. Given our current focus on debt reduction, we anticipate that our distribution will remain suspended through the fourth quarter of 2011. For additional information, refer to Outlook on page 35.

Our net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2009. In 2009, we borrowed a net of $7.5 million to finance capital expenditures and for working capital needs. We also paid distributions of $5.8 million to our common and Class A unitholders in 2009.

Contractual Obligations

At September 30, 2010, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Reserve-based credit facility	$—	$—	$172,500	$—	$—	$—	$172,500
Support Services Agreements	1,265	—	—	—	—	—	1,265
Offices Leases	414	416	424	408	422	752	2,836

Total	$1,679	$416	$172,924	$408	$422	$752	$176,601

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 5.1% at September 30, 2010.

At September 30, 2010, our asset retirement obligation was approximately $12.8 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt to any third parties or related parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

Our internal risk committee actively monitors the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor the recent adverse developments in the global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through November 5, 2010, we have not suffered any losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (“Macquarie”), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received a guarantee from Macquarie Bank Limited for up to $8.0 million in purchases through December 31, 2011. As of November 5, 2010, we have no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (“Scissortail”), a subsidiary of Copano Energy, L.L.C., purchases a portion of our natural gas production in Oklahoma and Kansas. As of November 5, 2010, we have no past due receivables from Scissortail.

ONEOK Energy Services Company, L.P.

ONEOK Energy Services Company, L.P. (“ONEOK”), a subsidiary of ONEOK, Inc., purchases a portion of our natural gas production in Oklahoma and Kansas. As of November 5, 2010, we have no past due receivables from ONEOK.

J.P. Morgan Ventures Energy Corporation

J.P. Morgan Ventures Energy Corporation purchases the majority of our natural gas production in Alabama. The payment for the purchases is guaranteed by JP Morgan Chase & Company through June 30, 2014. As of November 5, 2010, we have no past due receivables from J.P. Morgan Ventures Energy Corporation.

Derivative Counterparties

As of November 5, 2010, all of our derivatives are with BNP Paribas, The Royal Bank of Scotland plc, Societe Generale, Wells Fargo Bank, N.A. and The Bank of Nova Scotia. These banks are lenders who participate in our reserve-based credit facility. All of our derivatives are collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of November 5, 2010, each of these financial institutions has an investment grade credit rating.

Reserve-Based Credit Facility

As of November 5, 2010, the banks and their percentage commitments in our reserve-based credit facility are: The Royal Bank of Scotland plc (26.84%), BNP Paribas (21.95%), The Bank of Nova Scotia (21.95%), Wells Fargo Bank, N.A. (14.63%), and Societe Generale (14.63%). As of November 5, 2010, each of these financial institutions has an investment grade credit rating.

Outlook

During the remainder of 2010 and throughout 2011, we expect that our business will continue to be affected by the factors described in Part II, Item 1A. “Risk Factors,” and the other risk factors described in our annual report on Form 10-K for the year ended December 31, 2009, as well as the following key industry and economic trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Full Year 2010 Expected Results

Our 2010 business plan and forecast was focused on reducing our outstanding debt level and promoting financial flexibility by further enhancing our liquidity position. This plan resulted in limited maintenance capital expenditures and the continued suspension of our quarterly distribution through the fourth quarter of 2010. During 2010, our expected results have been impacted by weak economic activity muting the demand and prices for oil and natural gas in our market areas, further declines in expected future prices of natural gas, a decline in our natural gas production, and a continued limited ability to access our reserve-based credit facility. Our actual operating and financial results through September 30, 2010, are consistent with or exceed the expectations that have been outlined in our 2010 business plan and forecast.

We currently anticipate that for 2010:

•	Our production to be approximately 14.5 Bcfe to 15.5 Bcfe.

•	Our operating expenses to be at the lower end of the range of $52.0 million to $56.0 million.

•

Our total capital expenditures to be approximately $10.5 million. This capital budget was reduced to a level below our estimated maintenance level of capital expenditures of approximately $25.3 million for 2010. We expect to drill and complete approximately 30 to 35 net wells, sidetracks, and recompletions, all in the Cherokee Basin.

•

Our total operating cash flow to exceed our business plan targets allowing for a total reduction of our outstanding debt level to approximately $165.0 million at December 31, 2010, down from a high of $220.0 million, or a reduction of 25.0%.

2011 Business Plan and Forecast

Our 2011 business plan and forecast is focused on further reducing our outstanding debt level and promoting financial flexibility by limiting maintenance capital expenditures and an anticipated continued suspension of our quarterly distribution through the fourth quarter of 2011. We currently expect our operating environment to be characterized by continued low natural gas prices and increasing cost pressures, including higher service costs and healthcare costs.

We currently anticipate that for 2011:

•	Our production to be between 13.4 Bcfe and 14.2 Bcfe, approximately 72% of which is currently hedged at a level above current market prices.

•	Our operating expenses to be actively managed, resulting in a range of $48.0 million to $52.0 million.

•

Our total capital expenditures to be between $10.0 million and $12.0 million, which assumes a decline rate of 15 percent and a dollar per flowing Mcfe range of $3,200 to $3,800. This capital budget has been held steady with our 2010 budgeted capital expenditures, which was reduced to a level below our estimated maintenance level of capital expenditures of approximately $25.3 million for 2010. We expect to drill and complete approximately 30 to 35 net wells, sidetracks, and recompletions, both in the Black Warrior Basin and in the Cherokee Basin. We have very limited amounts of lease expirations during 2011 and 2012, which generally allows us to reduce our drilling activities without losing our undeveloped locations. We expect to actively review our drilling and recompletion opportunities and anticipate allocating capital to the highest value-added projects across all of our available opportunities.

•

We anticipate that our operating cash flows may allow for a total reduction of our outstanding debt level at December 31, 2011, by an additional $25.0 million to $30.0 million below our expected $165.0 million balance at December 31, 2010.

•

We anticipate that our quarterly distributions to our unitholders will remain suspended through the fourth quarter of 2011. All future quarterly distributions must be approved by our board of managers.

Impact of 2010 and 2011 Plans

Our 2010 and 2011 operating plans are intended to further reduce our outstanding debt by continuing our reduction of maintenance capital expenditures and continuing the suspension of our quarterly distribution to unitholders. We expect that these plans will result in lower production levels in 2010 and in 2011. This limited level of maintenance capital spending would likely result in lower production levels continuing into future periods. We do not believe, however, that during this potential extended period of limited maintenance capital expenditures, we would lose any significant leased acreage. These plans are expected to reduce our leverage, continue to improve our liquidity position, and reduce future cash interest expenses on our outstanding unhedged debt. When we forecast over the next five years, we currently expect that our existing asset base and hedge portfolio will allow us to substantially reduce our debt while funding a limited capital program.

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

As of September 30, 2010, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included the accounting for natural gas properties, natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

In January 2010, the FASB issued its final guidance on additional supplemental fair value disclosures. Two new disclosures are required: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll forward reconciliation, which will replace the “net” presentation format, and (2) detailed disclosures about the transfers between Level 1 and 2 measurements. The guidance also provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures became effective for the first quarter 2010 for calendar year-end companies, except for the Level 3 “gross” activity disclosures, which will be deferred until the first quarter of 2011. The adoption of this guidance did not have a material impact on our financial statements or our disclosures.

In February 2010, the FASB amended its guidance on subsequent events. SEC filers are now not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance. The adoption of this guidance did not have a material impact on our financial statements or our disclosures.

New Accounting Pronouncements Issued But Not Yet Adopted

As of September 30, 2010, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

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

Global Financial and Energy Markets

During 2010, the U.S. economy has improved but the level of improvement has been insufficient to materially increase the demand for oil and natural gas. Concurrently, production from shale gas plays has increased the supply of natural gas in the U.S. As a result, future expected prices for natural gas have significantly declined since December 31, 2009.

We expect that our ability to issue debt and equity may be limited over the next year, that the borrowing base of our reserve-based credit facility could potentially be further reduced, particularly if future expected market prices for natural gas decline further. We also may have difficulty in accessing credit should we have the need to. In response to the credit crisis and the decline in the market prices for oil and natural gas, we have suspended our cash distribution since June 2009 and lowered our maintenance capital spending in 2009, 2010, and 2011. We expect that if market prices for natural gas remains depressed, our future cash flows from operations will be reduced for our unhedged production. We continue to monitor the financial and energy markets to determine if we should further revise the timing and scope of our future drilling programs, financing activities, and acquisition activities to determine the impact of these activities on cash distributions to our unitholders.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at September 30, 2010	$100,901	$84,222	$(16,679)	$117,580	$16,679

Interest Rate Risk

At September 30, 2010, the one-month LIBOR rate was 0.256%, the three-month LIBOR rate was 0.290%, and our applicable margin on LIBOR borrowings was 3.25%. At September 30, 2010, the ABR rate was 3.25%, and our applicable margin on ABR borrowings was 2.25%. At September 30, 2010, we had debt outstanding of $172.5 million. Of this amount, $116.5 million incurred interest at a rate of a three-month LIBOR rate plus an applicable margin of 3.25% based on utilization and $56.0 million incurred interest at a rate of a one-month LIBOR rate plus an applicable margin of 3.25% based on utilization. We had no debt outstanding at the ABR rate. At September 30, 2010, the carrying value and fair value of our debt is $172.5 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at September 30, 2010	$(5,512)	$(4,714)	$798	$(6,310)	$(798)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. At September 30, 2010, we have the following outstanding interest rate swaps that fix our LIBOR rate:

Maturity Date	Total Debt Hedged	LIBOR Fixed Rate
	(in 000’s)

October 22, 2010	$19,000	2.91%
August 20, 2014	$11,000	2.37%
September 20, 2014	$45,000	2.52%
October 19, 2014	$29,500	2.68%
October 22, 2014	$7,500	2.61%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), was enacted into law. The Dodd-Frank Act provides non-accelerated filers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. CEP is a non-accelerated filer and will utilize this exemption under the Dodd-Frank Act for the year ending December 31, 2010. CEP will still disclose management’s assessment of the effectiveness of internal control over financial reporting as required in Section 404(a) of the Sarbanes-Oxley Act. The amendment to the Sarbanes-Oxley Act was effective immediately and is intended to reduce compliance costs for smaller companies. The use of this exemption was reviewed and approved by CEP’s audit committee.

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

On January 8, 2009, we were served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in Alabama state court demanding an audited statement of revenues and expenses associated with the NPI, alleging a breach of contract under the conveyance associated with the NPI and the agreement establishing the Trust and asserting that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit seeks unspecified damages and an accounting of the NPI. The Alabama court has made the Trust a nominal party to the Alabama litigation and ruled that the Trust is subject to regular discovery in the litigation. On August 18, 2009, Trust Venture filed an application for preliminary injunction requesting that the Alabama court enter an injunction requiring the Company to deposit into an escrow account all fees, less expenses, that it receives from water disposal under the Water Gathering and Disposal Agreement pending judgment in the lawsuit and asserting damages of approximately $11.6 million from June 2005 to May 2009. These alleged damages appear to be calculated based on a water gathering, separation and disposal fee of $0.05 per barrel notwithstanding the provisions of the Water Gathering and Disposal Agreement. After hearing, the Alabama court denied Trust Venture’s application. On February 9, 2010, Trust Venture filed a motion for partial summary judgment seeking a determination regarding the applicability of a provision in the Conveyance related to the calculation of water handling charges, which motion the court denied on May 28, 2010, with the court ruling that our position with respect to the Conveyance provision was correct. No trial date has been set in the litigation, although we anticipate a trial date in the first quarter of 2011. We intend to defend ourselves vigorously with respect to the alleged claims. There can be no assurance as to the outcome or result of the lawsuit or the arbitration proceeding. We intend our forward-looking statements relating to the action to speak only as of the time of such statements and do not plan to update or revise them except to the extent that material information becomes available.

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

These recent federal tax increases, and any other future potential federal tax increases, could negatively impact the value of an investment in our common units.

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

Based on our 2010 and 2011 business plans and forecasts, we do not currently anticipate resuming a cash distribution in 2010 or in 2011 and we anticipate making limited maintenance capital expenditures. If we generate taxable income for the 2010 or 2011 tax years, our unitholders will not receive cash distributions from us during 2010 or 2011 in an amount sufficient to pay any actual tax liability that results from their share of such 2010 or 2011 taxable income.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704 of the Internal Revenue Code and changing the treatment of certain types of income earned from profits or “carried” interests. It is possible that these legislative efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to (i) meet the exception, which we refer to as the qualifying income exception, for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, (ii) affect or cause us to change our business activities, (iii) affect the tax considerations of an investment in us, (iv) change the character or treatment of portions of our income or (v) adversely affect an investment in our common units. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

Some of the states may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a common unitholder who is not a resident of the state. Withholding, the amount of which may be greater or less than a particular common unitholder’s income tax liability to the state, generally does not relieve a nonresident common unitholder from the obligation to file an income tax return. Amounts withheld may be treated as if distributed to common unitholders for purposes of determining the amounts distributed by us.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the SEC that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized oil and natural gas prices;

•	the conditions of the capital markets, inflation, interest rates, availability of credit facilities to support business requirements, liquidity, and general economic conditions;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business, financial, and operational strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	the ability to extend or refinance our reserve-based credit facility;

•	the level of our borrowing base under our reserve-based credit facility;

•	the resumption, timing or amount of our cash distribution;

•	the impact from any termination of the NPI sharing arrangement or any change in the calculation of the NPI;

•	our hedging program and our derivative positions;

•	our production volumes;

•	our lease operating expenses, general and administrative costs, depletion rates and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of the current global credit and economic environment;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, tornados, earthquakes, snow and ice storms and other catastrophic events and natural disasters;

•	governmental regulation, including environmental regulation, and taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas producing countries;

•	support from our former sponsor or a change in any sponsor; and

•	our strategic plans, objectives, expectations, forecasts, budgets, estimates and intentions for future operations.

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

Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the three months ended September 30, 2010 and September 30, 2009 and nine months ended September 30, 2010 and September 30, 2009

Consolidated Balance Sheets – Constellation Energy Partners LLC at September 30, 2010 and December 31, 2009

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the nine months ended September 30, 2010 and September 30, 2009

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income – Constellation Energy Partners LLC for the nine months ended September 30, 2010

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

CONSTELLATION ENERGY PARTNERS LLC
(REGISTRANT)

Date: November 5, 2010	By	/s/ MICHAEL B. HINEY
Michael B. Hiney Chief Accounting Officer and Controller