Form 10-K/A
period 2010-12-31
Constellation Energy Partners LLC
filed 2011-04-20
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Common Units outstanding on February 25, 2011: 23,835,303 units.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Constellation Energy Partners LLC (“CEP” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), originally filed with the Securities and Exchange Commission on February 25, 2011, is being filed solely to furnish the information in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14, which are being provided because CEP’s definitive proxy statement has not yet been finalized.

No other changes have been made to the Form 10-K other than furnishing the Part III items described above. This Amendment No. 1 does not reflect subsequent events occurring after February 25, 2011, the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

PART III

Item 10. Managers, Executive Officers and Corporate Governance

The following table shows information for members of our board of managers and our executive officers as of December 31, 2010. Members of our board of managers are elected for one–year terms, and our executive officers will hold office at the discretion of, and may be removed by, our board of managers in its discretion.

Name	Age	Position with Constellation Energy Partners LLC
John R. Collins	53	Chairman of the Board
Stephen R. Brunner	52	Manager, Chief Executive Officer, Chief Operating Officer and President
Richard H. Bachmann	57	Independent manager
Richard S. Langdon	60	Independent manager
John N. Seitz	59	Independent manager
Charles C. Ward	50	Chief Financial Officer and Treasurer
Michael B. Hiney	42	Chief Accounting Officer and Controller
Lisa J. Mellencamp	55	General Counsel and Secretary

John R. Collins has been a member of our board of managers since November 2006. Mr. Collins served as Senior Vice President of Constellation Energy Group, Inc., or Constellation, from October 2008 to December 2010. Prior to that, Mr. Collins was the Chief Financial Officer of Constellation from May 2007 to October 2008 and a member of Constellation’s Executive Committee, a Senior Vice President of Constellation from January 2004 to July 2007 and Constellation’s Chief Risk Officer from December 2001 to January 2008. Mr. Collins was also Managing Director-Finance and Treasurer of Constellation Power Source Holdings, Inc. from January 2000 to December 2001. From February 1997 to December 2001, Mr. Collins served as the senior financial officer of Constellation Energy Commodities Group, Inc., or CCG. Mr. Collins is the former Chairman of the Board of the Committee of Chief Risk Officers, an energy industry association of risk management professionals.

Stephen R. Brunner has been a member of our board of managers since March 2008 and also serves as our Chief Executive Officer, Chief Operating Officer, and President. He was appointed President and Chief Executive Officer of Constellation Energy Partners in March 2008 and became an employee of the company in January 2009. He continues to serve in the role of Chief Operating Officer of the company, a role he assumed in February 2008. Mr. Brunner has more than 26 years of experience operating oil and gas properties both domestically and internationally. Prior to joining Constellation Energy Partners, Mr. Brunner also served as a Vice President for CCG, where he provided support for Constellation Energy Partners in various operational activities. Prior to joining CCG in February 2008, Mr. Brunner served as the Executive Vice President of Operations for Pogo Producing Company, where he was responsible for all aspects of exploration, production, acquisition and divestiture activity for seven business units in the United States, Canada, New Zealand and Vietnam. During his 13-year tenure at Pogo, Mr. Brunner also served as Vice President of Operations, overseeing both domestic and international operations. He served as the Resident Manager of Thaipo Limited, a subsidiary of Pogo, as well as Offshore Operations Manager. Prior to his career with Pogo, he held various positions with Zilkha Energy Company, Chevron Corporation and Tenneco Oil Company.

Richard H. Bachmann has been an independent member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chair of our conflicts committee since November 2006. Mr. Bachmann joined the general partner (the “General Partner”) of Enterprise Products Partners L.P. (“Enterprise”) and Enterprise Products Company, a privately-held affiliate of Enterprise, as Executive Vice President, Chief Legal Officer and Secretary in January, 1999. Mr. Bachmann resigned such positions in November 2010. Also since January 1999, Mr. Bachmann has served as a Director of Enterprise Products Company. He previously served as a Director of the General Partner from June 2000 to January 2004 and was re-elected and continued as a Director of the General Partner from February 2006 until April 2010. Mr. Bachmann was elected Group Vice Chairman, Chief Legal Officer and Secretary of Enterprise Products

Company in December 2007. Since April 2010, Mr. Bachmann has been and continues as the President and Chief Executive Officer of Enterprise Products Company. From August 2005 until April, 2010, Mr. Bachmann served as Executive Vice President, Chief Legal Officer and Secretary of EPE Holdings LLC, the sole general partner of Enterprise GP Holdings L.P., a publicly-traded partnership and an affiliate of Enterprise. Mr. Bachmann was also elected a Director of EPE Holdings in February 2006. In April 2010, Mr. Bachmann resigned his positions as Chief Legal Officer and Secretary of EPE Holdings LLC, but remained as a director and an Executive Vice President of that company until its merger with and into a subsidiary of Enterprise. After the merger in November 2010, Mr. Bachmann was elected a director of the post-merger general partner of Enterprise. In October 2006, Mr. Bachmann was elected President, Chief Executive Officer and a Director of DEP Holdings LLC, the sole general partner of Duncan Energy Partners L.P., a publicly-traded partnership, but resigned those positions in April 2010 to devote more time to his position at Enterprise Products Company. All of the foregoing entities perform various transportation and other services to the energy and petrochemical industries. Prior to joining Enterprise Products Company in 1999, Mr. Bachmann served as a Partner in the law firms of Snell & Smith P.C. from 1993 to 1998 and Butler & Binion from 1988 to 1993.

Richard S. Langdon has been an independent member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chair of our audit committee since November 2006. Mr. Langdon is also currently the President and Chief Executive Officer of Matris Exploration Company L.P. (a position held since July 2004) and Sigma Energy Ventures, LLC (a position held since November 2007), and Executive Vice President of KMD Operating Company, LLC (a position held since August 2009), each of which is a privately held exploration and production company. From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, Mr. Langdon held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company. Mr. Langdon also serves as a director of Gasco Energy, Inc., a publicly traded exploration and production company.

John N. Seitz has been an independent member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chair of our compensation and nominating and governance committees since November 2006. Mr. Seitz is also currently Vice Chairman of the Board of Directors of Endeavour International Corporation, a publicly traded oil and gas exploration and production company which he founded in February 2004, and a director for ION Geophysical Corporation, f/k/a Input Output, Inc., a publicly traded provider of seismic products and services. In February 2004, Mr. Seitz co-founded Endeavour International Corporation and served as its co-Chief Executive Officer until September 2006. Prior to founding Endeavour International Corporation, Mr. Seitz served as Chief Executive Officer, President and Chief Operating Officer of Anadarko Petroleum Corporation from January 2002 to March 2003, and prior to being named Chief Executive Officer, President and Chief Operating Officer, Mr. Seitz was the Chief Operating Officer and President of Anadarko Petroleum Corporation beginning in 1999. Mr. Seitz also served as Anadarko Petroleum Corporation’s Executive Vice President, Exploration and Production and as a member of its board of directors from 1997 to 1999.

Charles C. Ward was appointed chief financial officer and treasurer of Constellation Energy Partners in March 2008 and became an employee of the company in January 2009. Mr. Ward has over 16 years of finance and energy industry experience. Prior to joining Constellation Energy Partners, Mr. Ward also served as a vice president for CCG from November 2005 to December 2008 where he provided support for Constellation Energy Partners in various finance activities and helped to lead the company through its initial public offering in November 2006. Prior to joining CCG in November 2005, Mr. Ward was a Vice President of Enron North America Corp. from March 2002 to November 2005. Prior to that time, Mr. Ward also held various positions at Enron North America Corp., El Paso Corporation, and Tenneco Oil Company.

Michael B. Hiney has served as our Chief Accounting Officer and Controller since March 2008 and became an employee of the company in January 2009. Mr. Hiney has over 21 years of energy industry and energy related accounting and finance experience. He served as a Vice President of CCG from July 2006 until December 2008 where he served as Controller for Constellation Energy Partners and helped to lead the company through its initial public offering in November 2006. During the 16 years prior to that time, he held various positions at El Paso Exploration and Production Company, including Director and Assistant Controller from January 2004 to June 2006.

Lisa J. Mellencamp has served as our General Counsel and Secretary since January 2009. Ms. Mellencamp has over 26 years of legal experience with an extensive energy background. She served as Associate General Counsel for Constellation Energy Resources from March 2008 until December 2008 and as Senior Counsel of CCG from March 2005 to February 2008. Prior to that time she was Associate General Counsel at Duke Energy Americas from July 2003 to March 2005. Earlier in her career, she was Assistant General Counsel at Enron North America Corporation and served as a partner in the law firm of Gardere Wynne Sewell LLP from 1998 to 1999 and Hutcheson & Grundy L.L.P. from 1988 to 1998.

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

We sold natural gas from the Black Warrior Basin to an affiliate of EPCO Inc. in each of 2010, 2009 and 2008. Mr. Bachman is an executive officer of EPCO Inc. The sales did not exceed 2% of EPCO Inc.’s consolidated gross revenues in any of the years.

Qualifications of Board of Managers

At the time of our initial public offering in November 2006, Class A and Class B managers were selected to serve on our board of managers. Annually, Constellation now appoints two Class A managers and our Class B unitholders elect three Class B managers. Some of the key criteria for serving on our board of managers as a Class B manager include independence from Constellation, experience in the E&P industry, familiarity with master limited partnerships, and corporate governance, financial, or other management experience. Our Class B managers, and the specific experience, qualifications, attributes and skills that led the board to conclude that they should serve as managers, are:

•

Mr. Seitz brings to our board significant managerial and operational experience in the oil and gas industry. He is the current vice chairman of Endeavor International Corporation, a publicly traded oil and gas exploration company, and has served as the chief executive officer of Anadarko Petroleum, one of the largest independent oil and gas companies in North America. His specialized technical experience in the oil and gas industry adds significant value to the board’s contribution to our performance. He also has prior public company board experience, which is beneficial for the operations of our board, and currently serves as a director of ION Geophysical Corporation, a publicly traded provider of seismic services to the E&P industry. Mr. Seitz is independent of Constellation.

•

Mr. Langdon brings to our board considerable financial and managerial experience in the energy industry as well as his entrepreneurial abilities, which are valuable to a small growing company such as us. He has served as the chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He is also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and currently serves as the chairman of the audit committee of Gasco Energy, Inc., a publicly traded exploration and production company. Mr. Langdon is independent of Constellation.

•

Mr. Bachmann brings to our board significant experience in the master limited publicly traded partnership sector and extensive legal and corporate governance skills. Mr. Bachmann has had a long-time affiliation with the Enterprise family of master limited partnerships, a large and successful group of energy-focused master limited partnerships. He has served in key leadership roles for Enterprise and its affiliates, including chief legal officer, director, president and chief executive officer. His experiences with Enterprise contribute to our board’s understanding of the business model for master limited partnerships. His experience and knowledge of legal affairs and corporate governance in the energy industry contributes to the efficiency and effectiveness of our board. Mr. Bachmann is independent of Constellation.

Constellation has appointed Messrs. Brunner and Collins as our two Class A managers to represent its interests on our board. Our Class A managers, and the specific experience, qualifications, attributes and skills that led Constellation and the board to conclude that they should serve as managers, are:

•

Mr. Collins brings his substantial experiences in risk management, finance and investor relations to our board. He was a long-time Constellation employee who has held various executive-level positions with the diversified energy firm, including leadership roles in finance and risk management. He has valuable historical perspectives on our growth and operations. He contributes cross-industry experience and depth of knowledge of finance, risk management, and corporate processes which offers our board important insights into the role of finance and risk management in our business and strategy. He adds value to the board oversight role of investor communications. He acts as a liaison with Constellation and ensures our board has continuing dialogue with our largest unitholder.

•

Mr. Brunner brings day-to-day leadership to our board. He is our chief executive officer, chief operating officer, and president and is a former Constellation employee. He gives our board a unique perspective on our growth and operations that contributes to its understanding of our business model. He offers detailed strategic perspectives and knowledge of our operations and industry, which are critical to our board’s effectiveness. His extensive operational and managerial experiences in the oil and gas industry, including his position at Pogo Producing Company, contribute to our ability to achieve our business plans and objectives, which are intended to increase unitholder value.

Since our initial public offering, all of our Class B managers have been reelected by our unitholders. Constellation elects its Class A managers concurrent with our annual meeting.

Corporate Governance

Board Leadership Structure and Risk Oversight

Our board has three independent members as Class B managers and two managers appointed by Constellation as Class A managers. One of the Class A managers is currently our chief executive officer and the other Class A manager is our non-executive chairman of the board. Our independent board members are currently serving or have served as members of senior management of other public companies and have served as managers or directors of other public companies. We have four board committees comprised solely of independent managers, each with an independent manager serving as chair of the committee. We believe that the number of independent, experienced managers that make up our board, along with the oversight of the board by a Class A manager who is a non-executive chairman of the board, benefits our company and our unitholders.

Under our operating agreement and corporate governance guidelines, the chairman of the board is responsible for

•	chairing board meetings;

•	scheduling and setting the agendas for these meetings; and

•	providing information to board members in advance of each board meeting.

In addition, the board of managers has designated the chairman of the nominating and corporate governance committee to act as its “Lead Manager.” In that capacity, the current chairman, Mr. Seitz, has the following duties and authority:

•	presiding at all board meetings where the Chairman of the board of managers is not present;

•	serving as a liaison between the Chairman of the board of managers and the independent managers;

•	approving (i) information sent to the board and (ii) agendas and meeting schedules for board meetings;

•	calling meetings of the non-management managers;

•	ensuring his availability for direct consultation upon request of a major unitholder;

•	chairing the executive session of non-management managers; and

•	serving as a contact for unitholder complaints, other than those involving auditing/accounting matters.

Interested parties may communicate directly with Mr. Seitz in his capacity as Lead Manager by writing to the Secretary, Constellation Energy Partners LLC, 1801 Main Street, Suite 1300, Houston, Texas 77002.

In accordance with NYSE Arca requirements, our audit committee charter provides that the audit committee is responsible for overseeing the risk management function in the company. While the audit committee has primary responsibility for overseeing risk management, our entire board of managers is actively involved in overseeing risk management for the company. For example, on at least a quarterly basis, our audit committee and our full board receive a risk management report from the company’s chief financial officer. The full board also engages in periodic discussion with other company officers as the board may deem appropriate. In addition, each of our board committees considers the risks within its area of responsibilities. For example, our compensation committee considers the risks that may be implicated by our executive compensation programs. We believe that the leadership structure of our board supports the board’s effective oversight of our risk management.

On an annual basis, as part of our review of corporate governance, the board evaluates our board leadership structure to ensure that it remains the optimal structure for our company and our unitholders. We recognize that different board leadership structures may be appropriate for companies with different histories and cultures, as well as companies with varying sizes and performance characteristics. We believe our current leadership structure under which Mr. Collins, a Class A manager, serves as chairman of the board, the board committees are chaired by independent managers and a lead manager assumes specified responsibilities remains the optimal board leadership structure for our company and our unitholders at this time.

During 2010, the board of managers met 5 times. Each manager attended at least 75% of the meetings of the board and of each committee on which he served.

The board of managers has adopted a policy that encourages each manager to attend the annual meeting of unitholders. All of our managers attended the 2010 Annual Meeting of Unitholders.

Committees of the Board of Managers

Audit Committee

As described in the audit committee charter, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants to audit our financial statements, including assessing the independent auditor’s qualifications and independence, and establishes the scope of, and oversees, the annual audit. The committee also approves any other services provided by public accounting firms. The audit committee provides assistance to the board in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The audit committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and our board of managers established. In doing so, it will be the responsibility of the audit committee to maintain free and open communication between the committee and our independent auditors, the internal accounting function and management of our company.

The board of managers has determined that the chairman of the audit committee is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC. The audit committee held 5 meetings in 2010. Mr. Langdon is Chairman, and Messrs. Seitz and Bachmann are members.

Compensation Committee

As described in the compensation committee charter, the compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee determines and approves, or makes recommendations to the board of managers with respect to, the compensation and benefits of our board of managers and our named executive officers and employees. The role of the compensation committee is further discussed in Compensation Discussion and Analysis.

The compensation committee held 7 meetings in 2010. Mr. Seitz is Chairman, and Messrs. Bachmann and Langdon are members.

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

The conflicts committee held 4 meetings in 2010. Mr. Bachmann is Chairman, and Messrs. Seitz and Langdon are members.

Nominating and Governance Committee

As described in the nominating and governance committee charter, the nominating and governance committee nominates candidates to serve on our board of managers. The nominating and governance committee is also responsible for monitoring a process to review manager, board and committee effectiveness, developing and implementing our corporate governance guidelines, recommending committee members and committee chairpersons and otherwise taking a leadership role in shaping the corporate governance of our company.

The nominating and governance committee held 4 meetings in 2010. Mr. Seitz is Chairman, and Messrs. Bachmann and Langdon are members.

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

Our Corporate Governance Guidelines, a copy of which is maintained on our website, www.constellationenergypartners.com, include criteria that are to be considered by the nominating and corporate governance committee and board of managers in considering candidates for nomination to the board of managers. These criteria require that a candidate:

•	has the business and/or professional knowledge and experience applicable to us, our business and the goals and perspectives of our unitholders;

•	is well regarded in the community, with a long-term, good reputation for highest ethical standards;

•	has good common sense and judgment;

•	has a positive record of accomplishment in present and prior positions;

•	has an excellent reputation for preparation, attendance, participation, interest and initiative on other boards on which he or she may serve; and

•	has the time, energy, interest and willingness to become involved with us and our future.

Within our Corporate Governance Guidelines there is no specific requirement that the nominating and corporate governance committee or the board of managers consider diversity in identifying candidates for nomination to the board of managers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership of our equity securities and reports of changes in ownership of our equity securities with the SEC. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2010 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner.

Certifications

The NYSE Arca requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE Arca’s corporate governance listing standards, qualifying the certification to the extent necessary. In accordance with the rules of the NYSE Arca, we provided such a certification within 30 days after our 2010 annual meeting. The certifications of our Chief Executive Officer and Chief Financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to our Annual Report on Form 10-K which was filed on February 25, 2011.

Item 11. Executive Compensation

During 2008, we did not directly employ any of the persons responsible for managing our business. Our named executive officers were compensated by CCG under the compensation policies of Constellation. We reimbursed CEPM for a portion of the compensation paid to our executive officers by CCG pursuant to the management services agreement. Beginning January 1, 2009, we transitioned from Constellation to us the employment of those executive officers and certain other employees who provided services to our company, and we began compensating our executive officers and other employees directly. Constellation terminated the master services agreement with us effective December 15, 2009. This ended Constellation’s role as our sponsor. During 2009, we transitioned our executive officers, certain employees, and services from being provided by CEPM to CEP. The transition of our executive management team and our compensation actions taken during 2010 are further described below. Through December 31, 2008, all of our executive officers were employees of Constellation or its affiliates, and they received no additional compensation from us. As discussed in Item 13, “Certain Relationships and Related Transactions, and Manager Independence—Distributions and Payments to Constellation Entities—Payments to CEPM”, we reimbursed CEPM for direct and indirect general and administrative expenses incurred on our behalf, including the compensation of our executive officers. Each quarter, CEPM charged us an amount for services provided. This amount was agreed to annually and included a portion of the compensation paid by CEPM and its affiliates to personnel who spent time on our business and affairs. The allocation of compensation expense for the chief executive officer, chief financial officer and chief accounting officer was fixed at $150,000 each by agreement between the parties for 2008. The allocation of compensation expense for other personnel of CEPM and its affiliates was determined based on the percentage of time spent by such personnel on our business and affairs. The conflicts committee of our board of managers reviewed at least annually the services that were provided by CEPM and the costs charged to us under the management services agreement and reviewed the cost allocation quarterly. The conflicts committee also determined that the amounts to be paid by us for the services performed were fair to and in our best interests. During the year, the cost allocation was adjusted upwards to reflect additional services provided by CEPM and its affiliates or downwards to reflect the reduction of services provided by CEPM and its affiliates and the transition of services to CEP employees.

Transition of the Executive Management Team to CEP

During 2009, the services of our chief executive officer, chief operating officer, and president; chief financial officer and treasurer; and chief accounting officer and controller were transitioned from being provided by CEPM under the management services agreement to being provided as direct employees of a subsidiary of CEP. In addition, a general counsel was appointed and transitioned from being an employee of CCG. This transition was undertaken because of concerns about Constellation’s commitment to sponsor us, in part due to its announcement that it intended to sell its upstream gas assets and concerns about the strength and focus of its business and its financial position. The transition was intended to align our management team with the interests of our unitholders and to increase their focus on our business operations. Previously, the executive management team, certain other employees, and most administrative services were provided by Constellation under the management services agreement. Constellation terminated this management services agreement on December 15, 2009, which effectively ended Constellation’s role as our sponsor.

As part of this transition, the compensation committee of the board of managers retained Hewitt Associates LLC (“Hewitt”) to develop and review proposed compensation structures for the named executive officers. Hewitt benchmarked compensation of the named executive officers relative to comparable positions among a peer group of 11 exploration and production companies intended to generally reflect the market in which we compete for executive talent. The primary considerations used in the selection of the peer group companies included financial, valuation and operational criteria. The peer group used to benchmark 2009 compensation for our named executive officers consisted of the following companies:

•

Callon Petroleum Company, Carrizo Oil & Gas, Inc., Delta Petroleum Corp., Edge Petroleum Corp., Goodrich Petroleum Corp., Legacy Reserves LP, McMoRan Exploration Company, Petroquest Energy, Inc., Rosetta Resources, Inc., Venoco, Inc., and Vanguard Natural Resources, LLC.

Based on the benchmarking data, Hewitt assisted the compensation committee in developing a compensation mix that included a base salary, performance-based bonus awards, long-term incentives consisting of unit-based compensation, and one-time, inducement sign-on bonuses. The compensation mix was developed such that total direct compensation for the named executive officers approximated competitive market median levels and was heavily weighted to time based compensation, including restricted common units of CEP. The total direct compensation, as approved by the compensation committee, included a base salary and bonus award payouts based on future performance on selected performance measures. The performance awards were intended to be correlated to the creation of value for our unitholders and to balance growth, profitability, and efficient utilization of capital resources. The performance measures corresponded to our board-approved business plan and included measures that are commonly used at other comparable E&P companies. The payout against the performance award opportunities was made at the discretion of the compensation committee and was intended to include a threshold level of minimum acceptable performance, a target level of performance, and a maximum level of performance that reflected the achievement of superior performance. The time based compensation was intended to retain the management team and align it with the interests of the unitholders. The compensation committee did not require specific unit ownership targets for the executive officers.

Employment Agreements

As part of the transition, we entered into definitive employment agreements on May 1, 2009, with each of our named executive officers. The terms of these employment agreements were effective for 2009 and 2010.

Pursuant to the terms of his employment agreement, Mr. Brunner received in 2010:

•	a $300,000 annual base salary;

•

the right to participate in the 2009 Omnibus Incentive Compensation Plan, including an annual performance award under the plan that will be determined by the compensation committee of our board of managers, and that may pay up to 200% of Mr. Brunner’s base salary for superior performance (100% for target-level performance);

•

a grant pursuant to a grant agreement (a “Grant Agreement”) of 233,577 units under the 2009 Omnibus Incentive Compensation Plan, vested based on time in five equal annual installments beginning in March 2011; and

•

an inducement bonus (an “Inducement Bonus”) of $450,000 cash and 53,957 restricted common units of the company with an aggregate grant-date value of approximately $166,727 based on the closing price per unit on May 1, 2009, with 50% of the total value of the Inducement Bonus vesting and becoming payable on each of January 1, 2010 and 2011.

Pursuant to the terms of his employment agreement, Mr. Ward received in 2010:

•	a $225,000 annual base salary;

•

the right to participate in the 2009 Omnibus Incentive Compensation Plan, including an annual performance award under the plan that will be determined by the compensation committee, and that may pay up to 150% of Mr. Ward’s base salary for superior performance (75% for target-level performance);

•	a grant pursuant to a Grant Agreement of 77,859 units under the 2009 Omnibus Incentive Compensation Plan, vested based on time in five equal annual installments beginning in March 2011; and

•

an Inducement Bonus of $337,500 cash and 40,468 restricted common units with an aggregate grant-date value of approximately $125,046 based on the closing price per unit on May 1, 2009, with 50% of the total value of the Inducement Bonus vesting and becoming payable on each of January 1, 2010 and 2011.

Pursuant to the terms of her employment agreement, Ms. Mellencamp received in 2010:

•	a $200,000 annual base salary;

•

the right to participate in the 2009 Omnibus Incentive Compensation Plan, including an annual performance award under the plan that will be determined by the compensation committee, and that may pay up to 130% of Ms. Mellencamp’s base salary for superior performance (65% for target-level performance);

•	a grant pursuant to a Grant Agreement of 58,395 units under the 2009 Omnibus Incentive Compensation Plan, vested based on time in five equal annual installments beginning in March 2011; and

•

an Inducement Bonus of $300,000 cash and 35,971 restricted common units with an aggregate grant-date value of approximately $111,150 based on the closing price per unit on May 1, 2009, with 50% of the total value of the Inducement Bonus vesting and becoming payable on each of January 1, 2010 and 2011.

Pursuant to the terms of his employment agreement, Mr. Hiney received in 2010:

•	a $175,000 annual base salary;

•

the right to participate in the 2009 Omnibus Incentive Compensation Plan, including an annual performance award under the plan that will be determined by the compensation committee, and that may pay up to 80% of Mr. Hiney’s base salary for superior performance (55% for target-level performance);

•	a grant pursuant to a Grant Agreement of 25,548 units under the 2009 Omnibus Incentive Compensation Plan, vested based on time in five equal annual installments beginning in March 2011; and

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

Grant Agreements Related to Notional Units to Executive Officers

Grants Made Under the 2009 Omnibus Incentive Compensation Plan

To further align the interests of the management team with unitholders, notional unit grants have been made under the 2009 Omnibus Incentive Compensation Plan pursuant to Grant Agreements, dated May 1, 2009, by and between the company and each of Messrs. Brunner, Ward and Hiney and Ms. Mellencamp. The 2009 Omnibus Incentive Compensation Plan was adopted and approved by our board of managers on April 28, 2009, subject to approval by the company’s common unitholders. Upon approval of the plan by the common unitholders on December 1, 2009, the notional units granted to Messrs. Brunner, Ward and Hiney and Ms. Mellencamp automatically converted into the same number of restricted common units. Grants of restricted common units under this plan were also made to each of Messrs. Brunner, Ward and Hiney and Ms. Mellencamp during 2010.

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

Vesting; Forfeiture; Change of Control

The restricted common units under the Grant Agreements will vest ratably on January 1, 2010 and the next four anniversaries of that date. The terms of the employment agreements will govern the forfeiture or accelerated vesting of the restricted common units.

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

An explanation of our 2010 compensation actions and our plans for 2011 is discussed below in the Compensation Discussion and Analysis.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for 2010 and 2009 and the compensation of our named executive officers for 2008 for which we paid or reimbursed CEPM:

Name and Principal Position	Year	Salary	Cash Bonus(a)	Unit Grants(b)	All Other Compensation(c)	Total
Stephen R. Brunner	2010	$300,000	$300,000	$808,176	$248,260	$1,656,436
Chief Executive Officer, Chief Operating Officer, and President(d) (e)	2009	$300,000	$300,000	$1,563,672	$18,492	$2,182,164
	2008	$120,000	$—	$—	$—	$120,000

Michael B. Hiney	2010	$175,000	$96,250	$88,396	$141,916	$501,562
Chief Accounting Officer and Controller(d) (e)	2009	$175,000	$70,000	$253,429	$10,726	$509,155
	2008	$150,000	$—	$—	$—	$150,000

Lisa J. Mellencamp	2010	$200,000	$130,000	$202,047	$167,340	$699,387
General Counsel and Secretary	2009	$200,000	$130,000	$463,309	$12,538	$805,847
	2008	$—	$—	$—	$—	$—

Charles C. Ward	2010	$225,000	$168,750	$269,392	$187,015	$850,157
Chief Financial Officer and Treasurer (d) (e)	2009	$225,000	$168,750	$651,531	$12,988	$1,058,269
	2008	$120,000	$—	$—	$—	$120,000

(a)	The amount in this column for 2010 and 2009 reflects each named employee’s annual cash incentive bonus earned for 2010 and 2009 performance. The annual cash incentive bonuses were determined by our compensation committee based on assessments of both company and individual performance. The amounts for each of Messrs. Brunner, Hiney, and Ward and Ms. Mellencamp were awarded in recognition of the achievement of overall performance at a target level.
(b)	The amount in this column reflects the grant date fair value of all unit awards in 2009 and 2010 calculated in accordance with FASB ASC Topic 718. The grant amount was computed based on the average of the closing price of our common units on the NYSE Arca for the 20 trading days prior to the date of grant, rounded to the nearest unit. These unit awards vest between 2011 and 2015. See Part IV. “Exhibits and Financial Statements Schedules—Notes to Consolidated Financial Statements-12. Unit-Based Compensation” for further information.
(c)	The amount in this column reflects the vested amount of the one-time inducement sign-on bonus, the amount of matching contributions made to each employee under our 401k plan and the cost of life insurance equal to the executive officer’s salary. The one-time inducement sign-on bonus for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp was $225,000, $168,750, $131,250, and $150,000, respectively.
(d)	The amounts for our executive officers in 2008 represents the fixed amount that we agreed to pay for the services of these named executive officers under the management services agreement and excludes the amount of any bonus, benefits, and cash and non-cash incentive awards to such officers paid by CCG, which amounts we were not required to reimburse. Messrs. Brunner and Ward became executive officers March 14, 2008 and their fixed base salaries were reimbursed through the management services agreement. Mr. Hiney’s fixed base salary was reimbursed through the management services agreement for 2008.
(e)	During 2008, our executive officers may have participated in the benefit plans of Constellation and its affiliates. During 2008, there were no CEP benefits plans in which such officers participated.

The following table sets forth the grants of plan-based awards to our named executive officers for 2010:

Grants of Plan-Based Awards for 2010

Name		Grant date	Compensation Committee approval date	All other unit awards: number of units	Grant date fair value of units awarded
Stephen R. Brunner	(a)	3/1/2010	3/1/2010	233,577	$808,176

				233,577	$808,176

Michael B. Hiney	(a)	3/1/2010	3/1/2010	25,548	$88,396

				25,548	$88,396

Lisa J. Mellencamp	(a)	3/1/2010	3/1/2010	58,395	$202,047

				58,395	$202,047

Charles C. Ward	(a)	3/1/2010	3/1/2010	77,859	$269,047

				77,859	$269,047

(a)	Issued pursuant to the 2009 Omnibus Incentive Compensation Plan. “See “—Compensation Discussion and Analysis—Elements of Compensation—Unit-Based Compensation—2009 Omnibus Incentive Compensation Plan.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units at December 31, 2010 for our named executive officers:

	Outstanding Equity Awards at December 31, 2010
Name	Number of Units Not Vested	Market Value of Units Not Vested	Vesting Dates
Stephen R. Brunner	27,915	$77,604	1/1/2011
	357,296	$993,283	25% over 4 years beginning 1/1/2011
	233,577	$649,344	20% over 5 years beginning 3/1/2011

	618,788	$1,720,231

Michael B. Hiney	16,284	$45,270	1/1/2011
	39,094	$108,681	25% over 4 years beginning 1/1/2011
	25,548	$71,023	20% over 5 years beginning 3/1/2011

	80,926	$224,974

Lisa J. Mellencamp	18,610	$51,736	1/1/2011
	89,325	$248,324	25% over 4 years beginning 1/1/2011
	58,395	$162,338	20% over 5 years beginning 3/1/2011

	166,330	$462,398

Charles C. Ward	20,936	$58,202	1/1/2011
	133,987	$372,484	25% over 4 years beginning 1/1/2011
	77,859	$216,448	20% over 5 years beginning 3/1/2011

	232,782	$647,134

Vested Equity Awards for the Fiscal Year

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on the vesting date for our named executive officers that were realized by each named executive officer in 2010:

	Number of Restricted Common Units Vested in 2010	Value of Restricted Common Units Vested in 2010
Stephen R. Brunner	113,309	$484,963

Michael B. Hiney	25,183	$107,783

Lisa J. Mellencamp	39,567	$169,347

Charles C. Ward	52,608	$225,162

Potential Payments Upon Voluntary Termination, Involuntary Termination or Change In Control

As of December 31, 2010, we have employment agreements in place that provide for payments to the named executive officers in connection with certain voluntary or involuntary terminations of the individual or a change in control of CEP. These change of control provisions were approved by our compensation committee and were based on market data and input from Hewitt. See “Item 11. Executive Compensation—Transition of the Executive Management Team to CEP—Employment Agreements—Termination of Employment” beginning on page 10 for additional information.

The following table summarizes the value of these provisions of these employment agreements if the named executive officer is entitled to a severance amount because of an involuntary termination (including a resignation by the officer for an event of good reason thereunder) other than during a change of control as of December 31, 2010:

	Severance Amount
Name	Cash Value of Salary and Bonus	Market Value of Units To Be Vested	All Other Compensation(a)	Total Severance
Stephen R. Brunner	$900,000	$1,720,231	$244,068	$2,864,299
Michael B. Hiney	$406,875	$224,974	$138,378	$770,227
Lisa J. Mellencamp	$495,000	$462,397	$150,000	$1,107,397
Charles C. Ward	$590,625	$647,134	$187,818	$1,425,577

(a)	All Other Compensation represents the cash value of 50% of the one-time cash inducement bonus that vested on January 1, 2011, as well as the value of medical and dental insurance for one year. The one-time inducement sign-on bonus for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp was $225,000, $168,750, $131,250, and $150,000, respectively.

The following table summarizes the value of these provisions of these employment agreements if the named executive officer is entitled to an enhanced severance amount because of an involuntary termination (including a resignation by the officer for an event of good reason thereunder) during a change of control period or the named executive terminates his or her employment within a one year period following the acquisition by Constellation or its affiliates of at least 49% of our outstanding common units as of December 31, 2010:

	Enhanced Severance Amount
Name	Cash Value of Salary and Bonus	Market Value of Units To Be Vested	All Other Compensation(a)	Excise Tax(b)	Total Enhanced Severance
Stephen R. Brunner	$1,500,000	$1,720,231	$244,068	$759,134	$4,223,433
Michael B. Hiney	$560,000	$224,974	$138,378	$216,774	$1,140,126
Lisa J. Mellencamp	$790,000	$462,397	$150,000	$332,342	$1,734,739
Charles C. Ward	$956,250	$647,134	$187,818	$433,278	$2,224,480

(a)	All Other Compensation represents the cash value of 50% of the one-time inducement cash bonus that vested on January 1, 2011, as well as the value of medical and dental insurance for one year. The one-time inducement sign-on bonus for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp was $225,000, $168,750, $131,250, and $150,000, respectively.
(b)	Excise tax is calculated in accordance with IRS Regulation 1.280G-1 and using 2010 Form W-2 income from CEP Services Company, Inc.

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis provides a description of the material elements of our executive compensation programs, as well as perspective and context for decisions made during 2010 regarding the compensation for our named executive officers who are identified below:

•	Mr. Stephen R. Brunner, Manager, Chief Executive Officer, Chief Operating Officer and President

•	Mr. Charles C. Ward, Chief Financial Officer and Treasurer

•	Ms. Lisa J. Mellencamp, General Counsel and Secretary

•	Mr. Michael B. Hiney, Chief Accounting Officer and Controller

We have a compensation committee that consists of three managers who are all independent under the independence standards established by NYSE Arca and SEC rules. The compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee determines and approves the compensation and benefits of our Chief Executive Officer and our other executive officers. The compensation committee is authorized to retain compensation consultants at company expense and obtain any compensation surveys or reports regarding the design and implementation of compensation programs that it may find necessary in designing, implementing or administering compensation programs. During 2010 and 2009, the compensation committee retained Hewitt to assist with compensation matters. On October 1, 2010 the lead Hewitt consultant transitioned to Meridian Compensation Partners, LLC (“Meridian”), an independent firm which was formed through a planned separation of a significant portion of the executive compensation consulting practice from Hewitt. After a review of the independence factors approved by the Dodd-Frank Wall Street Reform and Consumer Protection Act for compensation consultants and considering Meridian’s independence based on such factors, the committee confirmed the retention of Meridian in November 2010. The amounts paid to each of Meridian and Hewitt in 2010 were less than $120,000.

Executive Summary

Our overall compensation structure is designed to align our executive’s compensation with our business strategies and annual business plan that is approved by our board of managers. We maintain a compensation mix that includes a base salary, annual performance-based cash bonus awards, long-term incentives consisting of unit-based compensation, and one-time, inducement sign-on bonuses.

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

In developing our compensation program, we also considered: 1) the necessity of transitioning and inducing our management from being employees of an affiliate of our former sponsor to being employees of our company, 2) the positioning of our company in its early life cycle to ensure that we have the necessary leadership, experience and technical skills to operate our company, 3) the current competitive environment for oilfield executive and managerial talent, and 4) our financial position.

Our compensation policies are also intended to focus the efforts of our named executive officers and our employees on the achievement of our 2010 business plan which included both operational and financial targets. During 2010, our company’s performance exceeded or achieved the metrics and goals set forth in our 2010 business plan that was approved by our board of managers, Actual compensation awarded to individuals is generally based on the company’s achievement of its annual business plan that was reviewed and approved by our board of managers as well as such individual’s contribution towards meeting the plan.

For 2010, in light of our focus on debt reduction and continued low natural gas prices, the compensation committee determined it would be appropriate to freeze base salaries at the 2009 levels for our named executive officers and all employees except for salary increases related to promotions. In addition, the compensation committee determined it would be appropriate to reduce the 2010 unit grants made to our executive officers and certain other key employees under our unit-based compensation programs to 80% of targeted value for unit-based compensation. These actions were intended to limit total cash compensation expenses and reflected the number of remaining units available from which to make grants under our unit-based compensation programs due to a decline in the market price of our common units. In recognition of performance that exceeded or achieved the metrics and goals set forth in our 2010 business plan, the compensation committee approved the annual performance-based awards for our named executive officers at target levels. Additionally for 2010, the compensation committee requested that Hewitt conduct a review of the overall competitiveness of the compensation for Mr. Brunner. This review indicated that Mr. Brunner’s base salary and target total cash compensation were below the 25th percentile of that of the CEOs of a peer group of 13 selected E&P companies and that his total compensation was positioned between the median and the 75% percentile relative to 2009 peer company levels largely as a result of the value of his long-term incentive awards. The study confirmed that the compensation for Mr. Brunner was heavily weighted towards long-term incentives, particularly grants of restricted common units that vest over 5 years. The compensation committee took no actions as result of this study but Hewitt was to continue to monitor developments among the peer companies and determine if further changes to the peer group may be appropriate for 2011.

Benchmarking Compensation

In setting the compensation of our named executive officers for 2009, our compensation committee analyzed the market compensation practices of a peer group of 11 E&P companies for each executive position and considered such information when setting total compensation. The peer group was intended to generally reflect the market in which we compete for executive talent. The primary considerations used in the selection of the peer group companies included financial, valuation and operational criteria. The peer group used to benchmark 2009 compensation for the named executive officers consisted of the following companies: Callon Petroleum Company; Carrizo Oil & Gas, Inc.; Delta Petroleum Corp.; Edge Petroleum Corp.; Goodrich Petroleum Corp.; Legacy Reserves LP; McMoRan Exploration Company; Petroquest Energy, Inc.; Rosetta Resources, Inc.; Venoco, Inc.; and Vanguard Natural Resources, LLC. Compensation for each executive was set giving a heavy weighting to time-based compensation in the form of restricted units of our company and notional units which automatically converted to restricted units of our company when our 2009 Omnibus Incentive Compensation Plan was approved by our unitholders so as to align the management team with the interests of our unitholders. Although the compensation committee did not establish any particular benchmark as a percentile of the industry median for the particular elements of our named executives’ compensation, the committee did desire that our named executives’ total compensation be approximately in the median of the peer group. For 2009, our compensation committee set total compensation consisting of base salary, performance-based cash bonus awards (assuming a target performance bonus award), and long-term incentives consisting of unit-based compensation at approximately 10% to 20% below the peer group median based on the benchmarking data developed for each of the named executive officers. As a one-time incentive to induce the named executive officers to become our employees and to provide a retention incentive, the compensation committee also awarded each named executive a one-time inducement sign-on bonus, vesting 50% on each of January 1, 2010 and 2011. With the addition of the inducement bonus, the total compensation of the named executive officers for 2009 was generally just above the median of the peer group.

During the first quarter of 2011, the compensation committee reviewed the compensation levels for our named executive officers and our other employees. The committee examined comparable market compensation data for 2010 contained in E&P industry compensation surveys and an executive compensation analysis prepared by Meridian. As part of this review, Meridian updated the peer group of E&P companies used to assess the overall competitiveness of the executives’ compensation based on assets, revenues, reserves, standardized measure, market capitalization, enterprise value, and scope of operations. As a result, 4 companies were added (Gastar Exploration Ltd., GMX Resources Inc., PostRock Energy Corporation, and Stone Energy Corporation) while 7 companies were removed (Approach Reserves Inc., Goodrich Petroleum Corp., Legacy Reserves LP, McMoRan Exploration Company, Petroleum Development Corporation, and Venoco, Inc.). The resulting peer group now contains 10 companies, 6 of which remain constant from the peer groups used to benchmark compensation for 2010 and 2009. The peer group used to benchmark 2011 compensation for the named executive officers now includes the following companies: Brigham Exploration Company; Carrizo Oil & Gas, Inc.; Crimson Exploration Inc.; Gastar Exploration Ltd.; GMX Resources Inc.; PetroQuest Energy, Inc.; PostRock Energy Corporation.; Rosetta Resources Inc.; Stone Energy Corporation; and Vanguard Natural Resources, LLC. The peer companies provide an overall fit with our geographic footprint and our strategic focus on unconventional natural gas resources. The E&P industry surveys indicated that the 2010 compensation levels for our named executive officers and certain of our other employees were below median levels of comparable companies. The Meridian peer group analysis confirmed that the total compensation for our named executive officers was positioned 34% below peer benchmark median levels and that total compensation for our named executive officers also fell below the 25th percentile. Additionally, for 2010, the total cash compensation was positioned 20% below the median and long-term incentive award values were 29% below the median and were generally aligned at below the 25th percentile of peer benchmark levels, partially as a result of the decision to freeze base salaries for 2010 and the vesting of 50% of the inducement bonus.

Based on this review, the compensation committee undertook actions that would narrow the gap between our compensation levels and the benchmark median. As further discussed below, the compensation committee increased the 2011 base salaries for our named executive officers and other employees and granted unit-based awards under our 2009 Omnibus Incentive Compensation Plan to our named executive officers. These actions were necessary in order to make our compensation more comparable with market practices and to enable the company to retain management and operational and technical talent needed to operate the business.

Elements of Compensation

With the help of our compensation consultant, we have developed a compensation mix that includes a base salary, annual performance-based cash bonus awards, long-term incentives consisting of unit-based compensation, and one-time, inducement sign-on bonuses. Our compensation committee annually reviews and approves the compensation paid to our non-employee managers, executive officers, and employees. The committee approves our annual salary budgets, including increases to base pay, and approves our annual performance-based bonus award pool and long-term incentive equity award pool for all employees. The base salaries, performance-based bonus awards and long-term incentive equity awards for the executive officers, other than the chief executive officer, are proposed to the compensation committee by our chief executive officer; the compensation recommendations for the chief executive officer are developed by the compensation committee. The compensation committee, in its discretion, makes the final determination about the amount of each executive officer’s compensation using comparative market data, the level of achievement of our annual business plans, our performance against our peer group, individual executive officer performance, scope of job responsibilities, and the individual’s industry experience, technical skills and tenure. From November 2010, the compensation committee, in its discretion, makes the final determination about the amount of our chief executive officer’s compensation, and recommends to our board of managers the amount of our other named executive officers’ compensation, which our board, in its discretion, finally determines.

The following is a discussion of the major components of our compensation program:

Base Salary

Our base salaries are intended to provide an assured base level of sufficient cash compensation to motivate our executives and employees. Base salaries are reviewed annually with adjustments made based on market conditions, individual performance, and internal equity considerations. For 2010, in light of market conditions and our desire to reduce expenses to provide for additional funds to reduce our outstanding debt level, the compensation committee determined it would be appropriate to freeze base salaries at the 2009 levels for our named executive officers and all employees except for salary increases related to promotions.

During 2009, an increase in the base salary pool was approved by the compensation committee for our employees was approximately 5% above our base salary pool for 2008, excluding our named executive officers and any other new employees hired by us in 2009. This increase in the base salary pool for 2009 was lower than comparable market data suggested was the industry median for an increase from 2008 to 2009. The actual base salary increases that were awarded were based on individual performance and contribution to the achievement of our annual business plans. For our non-management employees hired by us in 2009, base salaries were set at market levels. With respect to our named executive officers, in January 2009, we executed employment agreements with them and our compensation committee set their base salaries after considering Hewitt’s input and market data based on our exploration and production industry peers. See “—Transition of the Executive Management Team to CEP—Employment Agreements” above. The primary considerations used to select the peer group companies included financial, valuation and operational criteria. For our executive officers, the actual base salaries set for 2009 generally were set below the 25th percentile with respect to Mr. Brunner and Ms. Mellencamp, just above the 25th percentile for Mr. Ward, and between the 25th and 50th percentiles for Mr. Hiney of the peer group industry median according to the Hewitt survey. In 2010, the actual base salaries were frozen at 2009 levels, which resulted in base salaries for our executive officers to fall further below comparable market salaries.

For 2011, the compensation committee determined it would be appropriate to increase the base salary pool for our named executive officers and other employees because of market conditions and increased employee turnover. In addition, the freeze of base salaries in 2010 resulted in base salaries for certain of our employees falling significantly below comparable market salaries. This increase in the base salary pool for 2011 still remained lower than comparable market data suggested was the industry median for an increase from 2010 to 2011. The 2011 base salaries for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp were set at $330,000, $247,500, $220,000, and $192,500, respectively. This increase leaves Mr. Brunner below the 25th percentile of benchmark peer group base salaries and leaves Messrs. Ward and Hiney and Ms. Mellencamp approximately 10% below the median of benchmark peer group base salaries. The increase in the 2011 base salary pool for our other employees was approximately 3.5% above our base salary pool for 2010, excluding our named executive officers. The actual base salary increases that were awarded in March 2011 were based on job category, individual performance and contribution to the achievement of our annual business plans. A significant portion of the total increased base salary pool was directed toward field employees in job categories where the annual base salaries were at or below $50,000.

Annual Performance-Based Bonus Awards

We maintain an annual performance-based annual bonus award program covering all of our employees, including our named executive officers. The goal of our performance-based bonus award program is to motivate and reward both financial and operational contributions to the achievement of our annual business plan. Our annual business plans are reviewed and approved by our board of managers. Our compensation committee establishes the annual performance-based bonus award pool at the end of the year after reviewing the company’s performance during the year. Each employee’s bonus opportunity is generally specified as percentage of his or her base salary. The annual bonus opportunity for our named executive officers is set pursuant to their employment agreements. Any cash performance-based awards are paid in March of the following year after the compensation committee has reviewed our company performance against our annual business plan and after the committee has approved the recommended level of performance-based awards, and from November 2010, our board of managers has approved the recommended level of performance-based awards for our named executive officers other than our chief executive officer.

The compensation committee specifically reviews and approves the bonus awards for our named executive officers. The compensation committee believes that cash-based performance awards motivate and reward for achievement of performance objectives, and also support a total compensation program that is competitive within our industry. The target and maximum bonus opportunities for our named executive officers were based on Meridian’s input and market data. See “—Transition of the Executive Management Team to CEP—Employment Agreements” above. The target bonus opportunities (as a percentage of base salary) were generally set at the median of the respective peer group benchmarks. For 2010, the compensation committee increased Mr. Hiney’s target bonus opportunity from 40% of base salary to 55% of base salary for internal equity considerations. The compensation committee has complete discretion about the amount of performance-based bonus awards that is paid to each of our named executive officers, and from November 2010, the board of managers for our named executive officers other than our chief executive officer.

The compensation committee reviewed and approved our performance-based annual bonus awards for our employees generally at their respective 2010 target levels, subject to individual performance measures, which we paid in March 2011. In recognition of performance that exceeded or achieved the metrics and goals set forth in our 2010 business plan, the compensation committee approved the performance-based awards for our named executive officers at target levels, which are 100% of base salary (or $300,000) for Mr. Brunner, 75% of base salary (or $168,750) for Mr. Ward, 65% of base salary (or $130,000) for Ms. Mellencamp, and 55% of base salary (or $96,250) for Mr. Hiney. These payouts are based, in the compensation committee’s and board of manager’s discretion and business judgment, upon satisfactory achievement of our 2010 business plan goals, including those relating to production, operating expenses, drilling capital efficiency, debt reduction, and acquisition activity. In addition, the compensation committee and the board of managers considered the individual performance of the named executive officers toward achievement of our 2010 business plan in establishing the amount of their performance-based awards. For Mr. Brunner, the compensation committee considered his implementation of our company strategy, his ability to improve our operational execution, capital efficiency, risk management and financial performance, and his ability to manage the organization to focus on personnel safety, environmental stewardship and regulatory compliance; for Mr. Ward, the compensation committee and the board of managers considered his ability to manage our borrowing base, his leadership of our business development and acquisition activities, as well as his execution of our risk management plans; for Ms. Mellencamp, the compensation committee and board of managers considered her support in organizing company records, her additional responsibilities of supervising land staff and environmental, health and safety matters, and her efforts to favorably resolve outstanding litigation and legal matters; and for Mr. Hiney, the compensation committee and the board of managers considered his leadership of our accounting and tax functions, his efforts to reduce our costs for administrative and overhead functions, and his efforts to comply with SEC disclosure changes, trends and best practices.

For 2011, we expect that the compensation committee and the board of managers will continue to set the performance-based bonus award opportunities for our named executive officers and other employees, as specified as a percentage of his or her base salary, at similar levels as in 2010. On November 2, 2010, our board of managers approved our 2011 business plan, which is further discussed in “Outlook”. Consistent with prior practice, the compensation committee and the board of managers will exercise its discretion and measure any 2011 performance-based bonus awards to be paid in March 2012 against this business plan, including those related to production, operating expense, capital efficiency, debt reduction and growth of our company, as well as individual performance of the named executive officers in carrying out our business plan during 2011.

Unit-Based Compensation

We maintain unit-based compensation programs to encourage our non-employee managers, named executive officers, key employees, and consultants to focus on our long-term performance and to provide an opportunity for these individuals to increase their stake in the company through awards, including unit and unit-based grants, that typically vest over a three-year to five-year time period for employees and over a one-year period for our non-employee managers. These long-term unit-based compensation programs provide incentive awards for such individuals to exert maximum efforts for our success. They benefit the company by enhancing the link between the creation of unitholder value and long-term executive incentive compensation, by providing an opportunity for increased equity ownership, which fosters retention, and assisting in maintaining competitive levels of total compensation. We believe that the recipients develop a sense of ownership and personal involvement in the development and financial success of our business and that unit-based compensation encourages them to remain with and devote their best interests to the business of the company, and in doing so, advance the interests of the company and our unitholders. Perhaps most importantly, awards made to our non-employee managers, officers, employees and consultants under the unit-based compensation plans may be structured so as to be settled in common units as opposed to cash in an effort to conserve the amount of available cash or future cash flow from operations to fund our ongoing operations, to reduce outstanding debt and to potentially pay any cash distributions to our unitholders.

Below is a summary of our unit-based compensation programs:

Long-Term Incentive Program

At our initial public offering, we adopted a Long-Term Incentive Plan. This plan is intended to provide an incentive to our non-employee managers, named executive officers, key employees, and consultants. We intend for this plan to align the interests of those receiving grants with the interests of our unitholders. This incentive program is expected to promote the growth of our business through the efficient developmental drilling of wells on our proved undeveloped and unproved locations and improvement of operational performance. We expect that these grants will retain key field employees that came to CEP in four separate acquisitions, build loyalty, and encourage alignment of individual performance with our annual business plan. During 2010, 2009, 2008 and 2007, grants of restricted common units were made to certain key field employees of our company. All of these grants vest ratably over a three-year period. During 2008 and 2007, grants of restricted common units were also made to our non-employee managers. All of these grants vested over a one-year period. The Long-Term Incentive Plan contains 450,000 common units, of which 376,845 units have been granted and only 73,155 remain available for future grants.

2009 Omnibus Incentive Compensation Plan

The 2009 Omnibus Incentive Compensation Plan was adopted and approved by our board of managers on April 28, 2009, and approved by our common unitholders on December 1, 2009. This plan is intended to provide an incentive to our non-employee managers, named executive officers, key employees, and consultants. We intend for this plan to align the interests of those receiving grants with the interests of our unitholders. The 2009 Omnibus Incentive Compensation Plan contains 1,650,000 common units, of which 1,477,598 units and distribution credits potentially settled in restricted common units have been granted and only 172,402 remain available for future grants.

In 2010, the compensation committee awarded 233,577, 77,859, 25,548 and 58,395 units under this plan to Messrs. Brunner, Ward and Hiney and Ms. Mellencamp, respectively, which vest over a five-year time period. Pursuant to the terms of their respective employment agreements, in 2009 the compensation committee awarded 431,655, 161,871, 47,320 and 107,914 units under this plan to Messrs. Brunner, Ward and Hiney and Ms. Mellencamp, respectively, which vest over a five-year time period. These unit awards were awarded to our named executive officers in the compensation committee’s discretion to heavily weight their compensation package to unit-based compensation to align the executives with the long-term interest of the company’s unitholders, to provide a retention incentive for these officers, and to provide a more competitive total compensation package when combined with the base salaries and cash bonus performance awards to be paid to the officers. The unit grants awarded in 2010 were lower than 2009 to reflect economic and market conditions that existed at the time the grants were made, as well as the company-specific matters such as a focus on debt reduction and the continued suspension of the quarterly distribution to unitholders. Of the total base salary, target performance-based bonus award, and unit-based compensation for our named executive officers for 2010 and 2009, greater than 50% of the total is time-based over a five-year time period to provide a retention incentive for the officers, provide a substantial portion of their compensation in units instead of cash, and provide alignment with our unitholders.

For 2011, we do not currently expect to grant any of the units remaining under our Long-Term Incentive Plan and our 2009 Omnibus Incentive Compensation Plan to our non-employee managers, named executive officers, and current key employees, as we have only 336,078 remaining units available under these plans. Instead, the compensation committee and board of managers granted unit-based awards under our 2009 Omnibus Incentive Compensation Plan to our named executive officers in 2011. These unit-based awards will be settled in cash instead of units and executives may earn between 0% and 200% of the number of awards granted based on the achievement of absolute CEP unit price targets during a three-year performance period from January 2011 through December 2013. In 2011 the compensation committee or board of managers, as applicable, awarded unit-based awards, each with a value of $100, valued at $1,000,000 (10,000 unit-based awards), $350,000 (3,500 unit-based awards), $150,000 (1,500 unit-based awards) and $300,000 (3,000 unit-based awards) under this plan to Messrs. Brunner, Ward and Hiney and Ms. Mellencamp, respectively. Additionally, we expect that the compensation committee will award other key employees a total of approximately $1.3 million (approximately 13,000 unit-based awards) in unit-based awards under the plan in May 2011.

CEP unit price targets and corresponding cash payout levels are as follows:

•	Threshold—50% cash payout at $3.50/CEP unit

•	Target—100% cash payout at $4.00/CEP unit

•	Stretch—200% cash payout at $6.00/CEP unit

•	Cash payouts for results between these points will be interpolated on a linear basis.

Failure to achieve the threshold CEP unit price will result in no cash payout of the awards granted. The determination of the level of achievement and number of awards earned will be based on a calculation of CEP’s unit price at the end of the performance period. This price calculation will be based on the average of the closing daily prices for the final 20 trading days of the performance period. In addition, the unit-based awards will vest earlier if any of the following events occur: a “change of control,” a “CEG ownership event,” death of the executive, delivery by the Company of a “disability notice” with respect to the executive, or an “involuntary termination” of the executive (with each of the foregoing terms having the corresponding definitions set forth in the respective employment agreement with the Company). Any cash payment will be made at the end of the performance period except in the case of certain change of control events, which may accelerate payment. The program is intended to benefit our unitholders by focusing the recipient’s efforts on increasing our absolute unit price over the performance period.

One-time, Inducement Sign-on Bonuses

In order to encourage CCG employees to transition to CEP, we adopted a one-time, inducement sign-on bonus program that was paid to our executives in a combination of approximately 75% in cash and approximately 25% in unit-based compensation, as well as to certain other key employees in cash. The inducement bonuses vested 50% on the first anniversary of employment and 50% on the second anniversary of employment. These inducement bonuses were intended to encourage retention and to provide a bridge from CCG’s compensation policies to those of CEP and were a key part of the effort to transition the remaining employees and services being provided by CEPM under the management services agreement to us. For our named executive officers, the inducement bonus was also intended to bring their total compensation for 2009 to just above the 50th percentile of the peer group industry median according to the Hewitt survey. Without the inducement awards, their total compensation, assuming a target performance bonus award, would have been from approximately 10% to 20% below the peer group industry median according to the Hewitt survey. The unit-based component of the inducement bonuses for our named executive officers was also intended to align management with the interest of our unitholders. Messrs. Brunner, Ward and Hiney and Ms. Mellencamp received cash and unit inducement awards in an aggregate amount of $616,727, $462,546, $359,758, and $411,150, respectively (based on the grant date fair value of the unit awards). The amount of the awards was based on the compensation committee’s discretion of an appropriate amount and represented approximately 200% of their annual base salary. This program was successful in retaining our named executives through the second anniversary of their employment in January 2011.

Executive Inducement Bonus Program

An Executive Inducement Bonus Program was adopted and approved by our board of managers on April 28, 2009. The plan was created without unitholder approval in reliance on the exemption provided in NYSE Arca rule 5.3(d)(5)(A). On May 7, 2009, we filed a registration statement with the SEC on Form S-8 for 300,000 common units associated with grants under this program made to our executives. After initial grants were made, the only additional common units that can be issued under this program are for distribution rights in connection with distribution credits. The Executive Inducement Bonus Program contains 300,000 common units, of which 146,552 units and distribution credits potentially settled in restricted common units have been granted and 153,448 remain available for future grants. These units are the unit-based component of the one-time inducement bonuses for our named executive officers described above. After the final vesting of outstanding units and the tendering of the associated units for tax withholding which occurred on January 1, 2011, we cancelled all of the 174,385 remaining units that remained unissued under the program.

Other Compensation Policies

Compensation Risk Assessment

Our compensation committee has a risk assessment process for compensation programs and found no policies or practices that would rise to the level of being reasonably likely to have a material adverse effect on the company. We believe our compensation programs do not encourage our employees to take excessive risks to achieve larger performance-based bonus awards or additional unit-based compensation above their individual targets.

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

Perquisites

We do not provide any perquisites for our named executive officers.

Company Benefits

Our named executive officers are eligible to participate in company benefit plans such as medical, dental, life, and disability insurance, 401k and flexible spending accounts on the same terms as all our employees.

Unit Ownership Requirements

We do not require specific unit ownership targets for our named executive officers or managers. However, each of the named executive officers currently maintains significant ownership in the Company.

Hedging Policies

We have a policy that does not allow speculative or proprietary trading of derivatives that create incentives to engage in risky activities that fall outside of our annual business plan. We also have a policy that prohibits employees or managers from purchasing any financial instruments that are designed to hedge or offset any decease in the market value of our units granted to them as compensation or otherwise held directly or indirectly by them.

Compensation of Managers

Class A members of our board of managers do not receive compensation for serving as our managers. Each manager will be indemnified by us for actions associated with being a manager to the full extent permitted under Delaware law.

In 2007, our compensation committee retained Towers Perrin to benchmark our independent managers’ mix of compensation and amount of each element of compensation to the outside director compensation of various peer groups. Towers Perrin performed the benchmark study using the following benchmark groups:

•

a peer group of 10 exploration and production companies, consisting of the following: Clayton Williams Energy Inc., Edge Petroleum Corp., Exploration Company of Delaware Inc., Gasco Energy Inc., GMX Resources Inc., Harvest Natural Resources Inc., McMoRan Exploration Co., Panhandle Oil and Gas Inc., Petroquest Energy, Inc. and VAALCO Energy Inc.;

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

Our board of managers, based on recommendations from our compensation committee and the Towers Perrin report, has approved the following non-employee manager unit-based compensation program:

•

Each non-employee manager will receive an annual restricted common unit award with a value of $75,000, to be granted as of March 1 of each year, such award to have a one-year vesting period and to be forfeited on a pro-rata basis if service as a manager terminates prior to the one-year vesting period.

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

Our board of managers, based on recommendations from our compensation committee and the Towers Perrin report, has approved the following individual non-employee manager annual cash compensation program:

•	$40,000 annual retainer;

•	the chairman of the audit committee will receive a $10,000 annual retainer;

•	$2,500 fee for each meeting of the board of managers and each committee meeting attended that occurs on a day when there is no board meeting; and

•	reasonable travel expenses to attend meetings.

The following table sets forth a summary of the 2010 non-employee manager compensation, as determined by our board of managers:

	Manager Compensation
Name	Fees Earned or Paid in Cash	Unit Awards(1)	All Other Compensation	Total
Richard H. Bachmann	$60,000	$63,142	$—	$123,142
Richard S. Langdon	$72,500	$63,142	$—	$135,642
John N. Seitz	$60,000	$63,142	$—	$123,142

(1)	Represents the grant date (March 1, 2010) fair value of each manager’s unit-based compensation award calculated in accordance with FASB ASC Topic 718. The grant amount was computed based on the average of the closing price of our common units on the NYSE Arca for the 20 trading days prior to the date of grant, rounded to the nearest unit. The full amount of the grant was outstanding at December 31, 2010, and these awards vested in March 2011.

In 2011, the independent managers have received the same compensation package except that each is expected to be paid $75,000 in cash on March 1, 2012, instead of being awarded restricted common units with a value of $75,000.

Compensation Committee Interlocks and Insider Participation

During 2010, none of our named executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its named executive officers serving as a member of our board of managers or compensation committee.

Compensation Committee Report

The compensation committee of the board of managers has reviewed and discussed the Compensation Discussion and Analysis beginning on page 16 with management. Based on such review and discussions, the compensation committee recommended to the board of managers that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

John N. Seitz, Chairman

Richard H. Bachmann

Richard S. Langdon

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units held by:

•	each unitholder who is a beneficial owner of more than 5% of our outstanding units;

•	each of our managers and named executive officers; and

•	our managers and named executive officers as a group.

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

Percentage of total units beneficially owned is based on 23,788,300 common units and 485,476 Class A units outstanding. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address of all of our managers and named executive officers is c/o Constellation Energy Partners LLC, 1801 Main Street, Houston, Texas 77002. Ownership amounts are as of March 31, 2011.

	Common Units Beneficially Owned		Class A Units Beneficially Owned		Percentage of Total Units Beneficially Owned
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Percentage
Constellation Energy Group, Inc.(1)	5,918,894	24.9%	485,476	100%	26.4%
Constellation Energy Partners Holdings, LLC(2)	5,918,894	24.9%	485,476	100%	26.4%
Constellation Energy Partners Management, LLC(3)	—	—	485,476	100%	2.0%
Richard H. Bachmann	60,612	*	—	—	*
Stephen R. Brunner	734,730	3.1%	—	—	3.0%
John R. Collins	—	—	—	—	—
Michael B. Hiney	99,678	*			*
Richard S. Langdon	40,072	*	—	—	*
Lisa J. Mellencamp	193,882	*			*
John N. Seitz	51,612	*	—	—	*
Charles C. Ward	297,607	1.3%	—	—	1.2%
All managers and named executive officers as a group (8 persons)	1,478,193	6.2%	—	—	6.1%

*	Less than 1%
(1)	Constellation Energy Group, Inc., through its direct and indirect ownership of Constellation Enterprises, Inc., Constellation Holdings, Inc. and Constellation Power Source Holdings, Inc., is the ultimate parent company of Constellation Energy Partners Holdings, LLC and Constellation Energy Partners Management, LLC and may, therefore, be deemed to beneficially own the Common Units held by Constellation Energy Partners Holdings, LLC and the Class A units held by Constellation Energy Partners Management, LLC. The address of Constellation Energy Group, Inc. is 100 Constellation Way, Baltimore, MD 21202.
(2)	Constellation Energy Partners Holdings, LLC is the parent company of Constellation Energy Partners Management, LLC and may, therefore, be deemed to beneficially own the Class A units held by Constellation Energy Partners Management, LLC. The address of Constellation Energy Partners Holdings, LLC is 100 Constellation Way, Baltimore, MD 21202.
(3)	The address of Constellation Energy Partners Management, LLC is 100 Constellation Way, Baltimore, MD 21202.

Equity Compensation Plan Information

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our Long-Term Incentive Plan, our 2009 Omnibus Incentive Compensation Plan, and our Executive Inducement Bonus Program as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders (a)	—	$—	245,557
Equity compensation plans not approved by security holders (a)	—	$—	153,448

Total	—	$—	399,005

(a)	As of March 31, 2011, the number of securities remaining available for future issuance under our Long-Term Incentive Plan as was 89,292, and the number of securities remaining available for future issuance under our 2009 Omnibus Incentive Plan was 246,786. There are no units remaining under the Executive Inducement Bonus Program as this plan expired in January 2011.

Each of these unit-based compensation programs are further discussed in Item 11. Executive Compensation-Compensation Discussion and Analysis.

Item 13. Certain Relationships and Related Transactions, and Manager Independence

Constellation owns a significant number of our units. As of March 31, 2011, CEPM owns all 485,476 of our Class A units, and all of the management incentive interests; Constellation Energy Partners Holdings, LLC, or CEPH, owns 5,918,894 common units; and Constellation Holdings, Inc., or CHI, owns all of our Class D interests. Each of CEPM, CEPH and CHI is a wholly owned subsidiary of Constellation. As discussed in “Item 10. Managers, Executive Officers and Corporate Governance-Committees of the Board of Managers—Conflicts Committee”, either our board of managers or the board’s conflicts committee reviews all related person transactions.

Our board of managers has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest, including transactions with related persons such as Constellation or its affiliates. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to our company. Our limited liability company agreement provides that members of the conflicts committee may not be officers or employees of our company, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE Arca and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our company and approved by all of our unitholders. For 2010, there were no related party transactions with Constellation or its affiliates that were reviewed or required to be reviewed by the conflicts committee. Our board is not required by the terms of our limited liability company agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the board determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the board in this manner will be deemed approved by all of our unitholders.

Distributions and Payments to Constellation Entities

The following summarizes the distributions and payments made or to be made by us to Constellation and its subsidiaries, including CCG, CEPH, CHI and CEPM in connection with our ongoing operation and any liquidation of us.

Distributions of available cash to CEPM and CEPH

We generally make any cash distributions 98% to common unitholders, including CEPH, and 2% to CEPM in respect of its Class A units. In addition, if distributions exceed the Target Distribution (as defined in our limited liability company agreement) and certain other requirements are met, CEPM will be entitled in respect of its management incentive interests to 15% of distributions above the Target Distribution. For year ended December 31, 2010, none of these applicable requirements have been met, and, as a result, CEPM was not entitled to receive any management incentive interest distributions. During 2009 and 2010, CEPM received no distributions on its Class A units and CEPH received no distributions on its common units.

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

In connection with the initiation of certain legal proceedings involving the Trust, the special quarterly cash distribution with respect to the Class D interests has been suspended since the three month period ended March 31, 2008. Since our initial public offering, distributions of approximately $1.3 million have been paid to CHI, as holder of the Class D interests.

Payments to CEPM

Each quarter until the management services agreement was terminated on December 15, 2009, CEPM charged us an amount for services provided to us. This amount was agreed to annually and included a portion of the compensation paid by CEPM and its affiliates to personnel who spend time on our business and affairs. Prior to January 1, 2009, the allocation of compensation expense for our chief executive officer, chief financial officer and chief accounting officer was fixed by agreement between the parties. Until December 15, 2009, the allocation of compensation expense for other personnel of CEPM and its affiliates was determined based on the percentage of time spent by such personnel on our business and affairs. The conflicts committee of our board of managers reviewed at least annually the services provided by CEPM and the costs charged to us under the management services agreement and reviewed the cost allocation quarterly. The conflicts committee also determined if the amounts to be paid by us for the services performed were fair to and in our best interests. During the year, the cost allocation were adjusted upwards to reflect additional services provided by CEPM and its affiliates or downwards to reflect the transition of services to our employees. The costs charged to us under the management services agreement may have been be greater or less than the actual costs we would have incurred if the services were performed by an unaffiliated third party. For the year ended December 31, 2010, no costs were incurred under this agreement. For the year ended December 31, 2009, 2008 and 2007, approximately $1.4 million, $2.9 million and $1.4 million in costs were incurred under this agreement, respectively.

Conversion of Class A units and management incentive interests

Generally, if the common unitholders vote to eliminate the special voting rights of the holder of our Class A units, the Class A units will be converted into common units on a one-for-one basis and CEPM will have the right to elect to convert its management incentive interests into common units at fair market value. Should CEPM’s Class A units and its management incentive interests convert into common units, CEPM will receive any cash distributions on its common units.

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

We have made a claim under the Omnibus Agreement to CCG as a result of the litigation with respect to the Torch NPI calculation for periods prior to our initial public offering. See Item 1. “Business—Operations—Torch Royalty NPI” for additional information.

Management Services Agreement

In November 2006, we entered into a management services agreement with Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of Constellation, to provide certain management, technical and administrative services. CEPM terminated the management services agreement effective December 15, 2009. Each quarter, CEPM charged us an amount for services provided to us. This amount was agreed to annually and included a portion of the compensation paid by CEPM and its affiliates to personnel who spent time on our business and affairs. The conflicts committee of our board of managers determined that the amounts paid by us for the services performed were fair to and in the best interests of the Company. These costs totaled approximately $1.4 million for the year ended December 31, 2009. No costs were incurred during 2010.

Trademark License

In connection with our initial public offering, Constellation granted a limited license to us for the use of certain trademarks in connection with our business. The license will terminate upon the elimination of the right of the holder or holders of our Class A units to elect the Class A managers pursuant to our limited liability company agreement. Constellation will indemnify us from any third-party claims alleging trademark infringement that may arise out of our use of the Constellation trademarks under the license. No amounts were paid under this agreement during 2009 or 2010.

Constellation Announcement

Constellation previously announced that it had impaired the fair value of its investment in CEP due to various factors, including the possible sale of its investment in CEP. To date Constellation has not announced any further plans, sales, or transactions.

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

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: April 19, 2011	By	/S/ STEPHEN R. BRUNNER
Stephen R. Brunner Chief Executive Officer, Chief Operating Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Partners LLC, the Registrant, and in the capacities and on the dates indicated.

	Signature	Title	Date

Principal executive officer and manager:

By	/S/ STEPHEN R. BRUNNER Stephen R. Brunner	Chief Executive Officer, Chief Operating Officer and President	April 19, 2011

Principal financial officer and treasurer:

By	/S/ CHARLES C. WARD Charles C. Ward	Chief Financial Officer and Treasurer	April 19, 2011

Principal accounting officer:

By	/S/ MICHAEL B. HINEY Michael B. Hiney	Chief Accounting Officer and Controller	April 19, 2011

Managers:

	/S/ STEPHEN R. BRUNNER Stephen R. Brunner	Manager	April 19, 2011

	/S/ RICHARD H. BACHMANN Richard H. Bachmann	Manager	April 19, 2011

	/S/ JOHN R. COLLINS John R. Collins	Manager	April 19, 2011

	/S/ RICHARD S. LANGDON Richard S. Langdon	Manager	April 19, 2011

	/S/ JOHN N. SEITZ John N. Seitz	Manager	April 19, 2011

EXHIBIT INDEX

Exhibit Number		Description

*31.1	—	Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract or compensatory plan or arrangement.