Form 10-Q
period 2011-03-31
Constellation Energy Partners LLC
filed 2011-05-06
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on May 6, 2011: 23,788,300 units.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2011	2010
	(In 000’s except unit data)

Revenues
Natural gas sales	$23,832	$28,165
Oil and liquids sales	2,081	1,072
Gain / (Loss) from mark-to-market activities (see Note 4)	(10,109)	35,281

Total revenues	15,804	64,518
Expenses:
Operating expenses:
Lease operating expenses	7,420	7,963
Cost of sales	519	772
Production taxes	771	1,125
General and administrative	4,223	5,062
Exploration costs	131	223
(Gain) / Loss on sale of assets	7	(8)
Depreciation, depletion and amortization	5,865	27,248
Accretion expense	226	207

Total operating expenses	19,162	42,592
Other expense / (income)
Interest expense	2,523	3,539
Interest expense-(Gain)/Loss from mark-to-market activities (see Note 4)	(670)	517
Interest (income)	(1)	—
Other expense (income)	(58)	(188)

Total other expenses / (income)	1,794	3,868

Total expenses	20,956	46,460

Net income (loss)	$(5,152)	$18,058
Other comprehensive income (loss)	(700)	(5,286)

Comprehensive income (loss)	$(5,852)	$12,772

Earnings (loss) per unit (see Note 2)
Earnings (loss) per unit—Basic	$(0.21)	$0.75
Units outstanding—Basic	24,309,448	24,002,372
Earnings (loss) per unit—Diluted	$(0.21)	$0.75
Units outstanding—Diluted	24,309,448	24,002,372
Distributions declared and paid per unit	$—	$—

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
	(In 000’s)
ASSETS
Current assets
Cash and cash equivalents	$7,006	$7,892
Accounts receivable	7,330	7,371
Prepaid expenses	1,072	1,315
Risk management assets (see Note 4)	33,533	36,513

Total current assets	48,941	53,091
Oil and natural gas properties (See Note 6)
Oil and natural gas properties, equipment and facilities	775,732	774,060
Material and supplies	2,080	2,073
Less accumulated depreciation, depletion, amortization, and impairments	(504,979)	(499,214)

Net oil and natural gas properties	272,833	276,919
Other assets
Debt issue costs (net of accumulated amortization of $5,380 at March 31, 2011 and $4,888 at December 31, 2010)	3,245	3,727
Risk management assets (see Note 4)	39,875	46,986
Other non-current assets	3,525	3,654

Total assets	$368,419	$384,377

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$1,686	$1,418
Accrued liabilities	7,269	10,369
Royalty payable	2,485	2,605
Risk management liabilities (see Note 4)	187	141

Total current liabilities	11,627	14,533
Other liabilities
Asset retirement obligation	13,247	13,024
Debt	157,500	165,000

Total other liabilities	170,747	178,024

Total liabilities	182,374	192,557

Commitments and contingencies (See Note 8)

Class D Interests	6,667	6,667

Members’ equity
Class A units, 485,476 and 487,750 shares authorized, issued and outstanding, respectively	3,384	3,485
Class B units, 24,124,378 and 24,298,763 shares authorized, respectively, and 23,788,300 and 23,899,758 issued and outstanding, respectively	165,774	170,748
Accumulated other comprehensive income	10,220	10,920

Total members’ equity	179,378	185,153

Total liabilities and members’ equity	$368,419	$384,377

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2011	2010
	(In 000’s)
Cash flows from operating activities:
Net income (loss)	$(5,152)	$18,058
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	5,865	27,248
Amortization of debt issuance costs	492	481
Accretion expense	226	207
Equity (earnings) losses in affiliate	(95)	(188)
(Gain) Loss from disposition of property and equipment	7	(8)
(Gain) Loss from mark-to-market activities	9,439	(34,764)
Unit-based compensation programs	373	437
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	—	—
(Increase) decrease in accounts receivable	41	(540)
(Increase) decrease in prepaid expenses	289	(429)
(Increase) decrease in other assets	(111)	(2)
Increase (decrease) in accounts payable	268	1,449
Increase (decrease) in payable to affiliate	—	(182)
Increase (decrease) in accrued liabilities	(3,386)	(2,997)
Increase (decrease) in royalty payable	(120)	(716)

Net cash provided by operating activities	8,136	8,054

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	280	(591)
Development of natural gas properties	(1,596)	(85)
Proceeds from sale of equipment	16	6
Distributions from equity affiliate	130	75

Net cash used in investing activities	(1,170)	(595)

Cash flows from financing activities:
Members’ distributions	—	—
Proceeds from issuance of debt	—	—
Repayment of debt	(7,500)	(10,000)
Units tendered by employees for tax withholdings	(296)	(301)
Equity issue costs	(46)	(2)
Debt issue costs	(10)	(50)

Net cash (used in) provided by financing activities	(7,852)	(10,353)

Net (decrease) increase in cash	(886)	(2,894)
Cash and cash equivalents, beginning of period	7,892	11,337

Cash and cash equivalents, end of period	$7,006	$8,443

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$219	$463
Cash received during the period for interest	$1	$—
Cash paid during the period for interest	$(1,533)	$(1,923)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A			Class B	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount	Units	Amount
	( In 000’s, except unit amounts)
Balance, December 31, 2010	487,750	$3,485	23,899,758	$170,748	$10,920	$185,153
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(2,094)	(6)	(102,581)	(290)	—	(296)
Change in fair value of commodity hedges	—	—	—	—	24	24
Cash settlement of commodity hedges	—	—	—	—	(724)	(724)
Unit-based compensations programs	(180)	7	(8,877)	366	—	373
Net income (loss)	—	(102)	—	(5,050)	—	(5,152)

Balance, March 31, 2011	485,476	$3,384	23,788,300	$165,774	$10,220	$179,378

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of, and for the period ended March 31, 2011, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on February 25, 2011. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2011 financial statement presentation.

Constellation Energy Partners LLC (“CEP”, “we”, “us”, “our” or the “Company”) was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware. We completed our initial public offering on November 20, 2006, and trade on the NYSE Arca under the symbol “CEP”. We are partially-owned by Constellation Energy Commodities Group, Inc. (“CCG”), which is owned by Constellation Energy Group, Inc. (NYSE: CEG) (“Constellation” or “CEG”). As of March 31, 2011, affiliates of Constellation own all of our Class A units, all of the management incentive interests, approximately 25% of our Class B common units and all of our Class D interests.

We are currently focused on the development and acquisition of natural gas properties in the Black Warrior Basin in Alabama, the Cherokee Basin in Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas and Nebraska.

Accounting policies used by us conform to GAAP. The accompanying financial statements include the accounts of us and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We operate our oil and natural gas properties as one business segment: the exploration, development and production of oil and natural gas. Our management evaluates performance based on one business segment as there are not different economic environments within the operation of our oil and natural gas properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Earnings per Unit

Basic earnings per unit (“EPU”) are computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. At March 31, 2011, we had 485,476 Class A units and 23,788,300 Class B units outstanding. Of the Class B units, 1,180,931 units are restricted unvested common units granted and outstanding.

The following table presents earnings per common unit amounts:

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2011
Basic EPU:
Income (loss) allocable to unitholders	$(5,152)	24,309,448	$(0.21)
Effect of dilutive securities:
Restricted common units that earn distributions	—	—	—

Diluted EPU:
Income (loss) allocable to common unitholders	$(5,152)	24,309,448	$(0.21)

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2010
Basic EPU:
Income (loss) allocable to unitholders	$18,058	24,002,372	$0.75
Effect of dilutive securities:
Restricted common units that earn distributions	—	—	—

Diluted EPU:
Income (loss) allocable to common unitholders	$18,058	24,002,372	$0.75

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued its final guidance on additional supplemental fair value disclosures. Two new disclosures will be required: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll forward reconciliation, which will replace the “net” presentation format, and (2) detailed disclosures about the transfers between Level 1 and 2 measurements. The guidance also provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures are effective for calendar year-end companies, except for the Level 3 “gross” activity disclosures, which were effective the first quarter of 2011. The adoption of this guidance did not have a material impact on our financial statements or our disclosures.

In February 2010, the FASB amended its guidance on subsequent events. SEC filers are now not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance. The adoption of this guidance did not have an impact on our financial statements or our disclosures.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2011, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

4. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

We have hedged a portion of our expected natural gas sales from currently producing wells through December 2014 and entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $93.0 million of our outstanding debt for various maturities extending through October 2014. See Note 14 for additional information. All of our derivatives were accounted for as mark-to-market activities as of March 31, 2011.

For the three months ended March 31, 2011 and 2010, we recognized mark-to-market losses of approximately $10.1 million and mark-to-market gains of approximately $35.3 million, respectively, in connection with our commodity derivatives. For the three months ended March 31, 2011 and 2010, we recognized a mark-to-market gain of approximately $0.7 million and a loss of $0.5 million, respectively, in connection with our interest rate derivatives. At March 31, 2011 and December 31, 2010, the fair value of our derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $73.2 million and a net asset of approximately $83.4 million, respectively.

Accumulated Other Comprehensive Income

Prior to the first quarter of 2009, we accounted for certain of our commodity and interest rate derivatives as cash flow hedging activities. The value of the cash flow hedges included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets was an unrecognized gain of approximately $10.2 million and $10.9 million at March 31, 2011 and December 31, 2010, respectively. We expect that the unrecognized gain will be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the income statement in the following periods:

For the Quarter Ended	Commodity Derivatives	Non- performance Risk	Total AOCI
June 30, 2011	1,960	(75)	1,885
September 30, 2011	1,749	(74)	1,675
December 31, 2011	1,283	(60)	1,223

For the Quarter Ended	Commodity Derivatives	Non- performance Risk	Total AOCI
March 31, 2012	718	(22)	696
June 30, 2012	1,928	(66)	1,862
September 30, 2012	1,721	(63)	1,658
December 31, 2012	1,271	(50)	1,221

Total	$10,630	$(410)	$10,220

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Commodity		Interest rate	Netting and Cash Collateral*	Total Net Fair Value
At March 31, 2011	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$76,311	$(2,903)	$—	$73,408
Risk management liabilities	$—	$(187)	$—	$—	$(187)

Total	$—	$76,124	$(2,903)	$—	$73,221

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties.

	Commodity		Interest rate	Netting and Cash Collateral*	Total Net Fair Value
At December 31, 2010	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$87,072	$(3,573)	$—	$83,499
Risk management liabilities	$—	$(141)	$—	$—	$(141)

Total	$—	$86,931	$(3,573)	$—	$83,358

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

We use observable market data or information derived from observable market data in order to determine the fair value amounts presented above. We currently use our reserve-based credit facility to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties. At March 31, 2011, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $0.8 million, of which $0.4 million was reflected as a decrease to our non-cash mark-to-market gain and $0.4 million was reflected as a reduction to our accumulated other comprehensive income. At March 31, 2010, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $1.1 million, of which $0.5 million was reflected as a decrease to our non-cash mark-to-market gain and $0.6 million was reflected as a reduction to our accumulated other comprehensive income.

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2011 (In 000’s)
Balance at beginning of period	$(3,573)
Realized and unrealized gain (loss):
Included in earnings	134
Included in other comprehensive income	—
Settlements	536
Transfers into and (out of) Level 3	—

Balance as of March 31, 2011	$(2,903)

Change in unrealized gains relating to derivatives still held as of March 31, 2011	$134

Three Months Ended March 31, 2010 (In 000’s)
Balance at beginning of period	$(4,727)
Realized and unrealized gain (loss):
Included in earnings	(1,354)
Included in other comprehensive income	—
Settlements	1,226
Transfers into and (out of) Level 3	—

Balance as of March 31, 2010	$(4,855)

Change in unrealized gains relating to derivatives still held as of March 31, 2010	$(1,354)

Fair Value of Financial Instruments

At March 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature. We believe the carrying value of long-term debt approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms, which represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.

The following fair value disclosures are applicable to our financial statements, as of March 31, 2011 and December 31, 2010:

Derivative Type	Location of Asset / (Liability) on Balance Sheet	Fair Value of Asset / (Liability) on Balance Sheet (in 000’s)
		Quarter Ended March 31, 2011	Year Ended December 31, 2010
Commodity-MTM	Risk management assets-current	$37,818	$38,945
Commodity-MTM	Risk management assets-non-current	50,422	60,324
Commodity-MTM	Risk management assets-current	(4,285)	(2,432)
Commodity-MTM	Risk management assets-non-current	(7,644)	(9,765)
Commodity-MTM	Risk management liabilities-current	(187)	(141)
Interest Rate-MTM	Risk management assets-non-current	(2,903)	(3,573)

	Total Derivatives	$73,221	$83,358

		Amount of Gain / (Loss) in Income (in 000’s)
Derivative Type	Location of Gain / (Loss) in Income	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$(10,109)	$35,281
Commodity-MTM	Oil and gas sales	9,795	1,898
Interest Rate-MTM	Interest expense-Gain/(Loss) from mark-to- market activities	670	(517)
Interest Rate-MTM	Interest expense	(536)	(837)

	Total	$(180)	$35,825

Derivative Type	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain /(Loss) Reclassified
		from AOCI into Income - Effective
		Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Commodity-Cash Flow	Oil and gas sales	724	5,728
Interest Rate-Cash Flow	Interest expense	0	(389)

	Total	$724	$5,339

As of March 31, 2011, we have interest rate swaps on $93.0 million of outstanding debt for various maturities extending through October 2014, various commodity swaps for 30,960,000 MMbtu of natural gas production through December 2014, and various basis swaps for 19,162,160 MMbtu of natural gas production in the Cherokee Basin through December 2014. See Note 14 for additional information.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of March 31, 2011, our borrowing base was $195.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, together with, among other things, the oil and natural gas prices prevailing at such time. Our next semi-annual borrowing base redetermination is scheduled during the second quarter of 2011. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of March 31, 2011, no letters of credit are outstanding.

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

We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of May 6, 2011, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

Debt Issue Costs

As of March 31, 2011, our unamortized debt issue costs were approximately $3.2 million. These costs are being amortized over the life of the credit facility through November 2012.

Funds Available for Borrowing

As of March 31, 2011 and 2010, we had $157.5 million and $185.0 million, respectively, in outstanding debt under our reserve-based credit facility. As of March 31, 2011, we had $37.5 million in remaining borrowing capacity under the reserve-based credit facility.

Compliance with Debt Covenants

At March 31, 2011, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of March 31, 2011, our actual Total Net Debt to annual Adjusted EBITDA ratio was 2.9 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 4.6 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 8.7 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

If we are unable to remain in compliance with the debt covenants associated with our reserve-based credit facility or maintain the required ratios discussed above, we could request waivers from the lenders in our bank group. Although the lenders may not provide a waiver, we could take additional steps in the event of not meeting the required ratios or in the event of a reduction in the borrowing base as determined by the lenders. During 2011, we intend to use our surplus operating cash flows to reduce our outstanding debt. If it becomes necessary to reduce debt by amounts that exceed our operating cash flows, we could further reduce capital expenditures, continue to suspend our quarterly distributions to unitholders, sell oil and natural gas properties, liquidate in-the-money derivative positions, further reduce operating and administrative costs, or take additional steps to increase liquidity. If we become unable to obtain a waiver and were unsuccessful at reducing our debt to the necessary level, our debt could become due and payable upon acceleration by the lenders. To the extent that we do not enter into an agreement to refinance or extend the due date on the reserve-based credit facility, the outstanding debt balance at November 13, 2011, will become a current liability.

6. OIL AND NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	March 31, 2011	December 31, 2010
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$774,098	$772,450
Unproved property	722	698

Total property costs	774,820	773,148
Materials and supplies	2,080	2,073
Land	912	912

Total	777,812	776,133
Less: Accumulated depreciation, depletion, amortization and impairments	(504,979)	(499,214)

Natural gas properties and equipment, net	$272,833	$276,919

Depletion, depreciation, amortization and impairments consisted of the following:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(In 000’s)
DD&A of oil and natural gas-related assets	$5,865	$27,248

Total	$5,865	$27,248

Asset Sales

In the three months ended March 31, 2011, we sold miscellaneous equipment and surplus inventory for approximately $0.01 million and recorded a gain of approximately $0.01 million on the sales.

Useful Lives

Our furniture, fixtures, and equipment are depreciated over a life of one to five years, buildings are depreciated over a life of twenty years, and pipeline and gathering systems are depreciated over a life of twenty-five to forty years.

Exploration and Dry Hole Costs

Our exploration and dry hole costs were $0.1 million and $0.2 million in the three months ended March 31, 2011 and 2010, respectively. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties.

7. RELATED PARTY TRANSACTIONS

Unit Ownership

Constellation owns a significant number of our units. As of March 31, 2011, CEPM owns all 485,476 of our Class A units, and all of the management incentive interests; Constellation Energy Partners Holdings, LLC, or CEPH, owns 5,918,894 Class B common units; and Constellation Holdings, Inc., or CHI, owns all of our Class D interests. As of March 31, 2010, CEPM owned all 490,613 of our Class A units, and all of the management incentive interests; CEPH owned 5,918,894 Class B common units; and CHI owned all of our Class D interests.

Each of CEPM, CEPH and CHI is a wholly owned subsidiary of Constellation.

Management Incentive Interests

CEPM holds the management incentive interests in CEP. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our limited liability company agreement) has been achieved and certain other tests have been met. Through the three months ended March 31, 2011, none of these applicable tests have been met, and, as a result, CEPM was not entitled to receive any management incentive interest distributions.

Class D Interests

Our Class D interest special quarterly distributions to CHI have been suspended for all quarters commencing on or after January 1, 2008. This suspension includes approximately $4.0. million which represents the distributions that were suspended for the quarterly periods ended December 31, September 30, June 30, and March 31, 2010, and December 31, September 30, June 30, and March, 31, 2009, and December 31, September 30, June 30, and March 31, 2008. Including the suspended distributions, the remaining undistributed amount of the Class D interests yet to be paid is $6.7 million. See Note 14 for additional information.

8. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, we are subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. We are also subject to possible loss contingencies from third-party litigation. As of March 31, 2011, other than the matters discussed below, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

Certain of our wells in the Robinson’s Bend Field are subject to a net profits interest (“NPI”) held by Torch Energy Royalty Trust (the “Trust”) (See Note 10). The royalty payment to the Trust is calculated using a sharing arrangement with a pricing formula that has had the effect of keeping our payments to the Trust lower than if such payments had been calculated based on prevailing market prices. We are uncertain of the financial impact of the NPI over the life of the Robinson’s Bend Field as it has volumetric and price risk variables. However, in order to address a portion of the risk of the potential adverse impact on our operating results from a termination of the sharing arrangement, CHI contributed $8.0 million to us in exchange for all of our Class D interests at the closing of our initial public offering in November 2006 for the purpose of partially protecting the distributions to the common unit holders in the event the sharing arrangement is terminated. This contribution will be returned to CHI in 24 special quarterly distributions as long as the sharing agreement remains in effect for the distribution period. As discussed in Note 7 and Note 14, the Class D interest special quarterly distributions have been suspended for all quarters commencing after January 1, 2008.

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

The following table is a reconciliation of the ARO:

	March 31, 2011	December 31, 2010
	(In 000’s)
Asset retirement obligation, beginning balance	$13,024	$12,129
Liabilities incurred from acquisition of the properties	—	32
Liabilities incurred	13	83
Liabilities settled	(16)	(42)
Revisions to prior estimates	—	—
Accretion expense	226	822

Asset retirement obligation, ending balance	$13,247	$13,024

Additional retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation. At March 31, 2011, and December 31, 2010, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.

10. NET PROFITS INTEREST

Certain of our wells in the Robinson’s Bend Field are subject to a non-operating NPI. The holder of the NPI, the Trust, does not have the right to receive production from the applicable wells in the Robinson’s Bend Field. Instead, the Trust only has the right to receive a specified portion of the future natural gas sales revenues from specified wells as defined by the Net Overriding Royalty Conveyance Agreement (the “Conveyance”). We record the NPI as an overriding royalty interest net in revenue in the Consolidated Statements of Operations.

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

The cumulative “Net NPI Proceeds” balance must be greater than $0 before any payments are made to the Trust. The cumulative Net Proceeds was a deficit for the three months ended March 31, 2011 and 2010. As a result, no payments were made to the Trust with respect to the NPI for the three months ended March 31, 2011 and 2010. The calculation of the Infill Net Proceeds uses the same methodology as the NPI Net Proceeds Calculation described above except that the proceeds and costs are attributable not to the NPI Net Proceeds Wells, but to the remaining wells in the Robinson’s Bend Field that are subject to the NPI and that have been drilled since the Trust was formed and wells that will be drilled (other than wells drilled to replace damaged or destroyed wells), in each case on leases subject to the NPI. The NPI in the Infill Wells entitles the Trust to receive 20% of the Infill Net Proceeds. There has never been a payout on the Infill Net Proceeds.

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

Litigation Related to Trust Termination

As previously disclosed, on January 8, 2009, we were served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in the Circuit Court of Tuscaloosa County, Alabama (the “Court”). The lawsuit relates to the non-

operating net profits interest (“NPI”) held by the Trust on certain wells owned by Robinson’s Bend Production II, LLC (“RBP II”), a subsidiary of the Company, in the Robinson’s Bend Field in Alabama, and alleges, among other things, a breach of contract under the Conveyance and the agreement establishing the Trust and asserting that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit seeks unspecified damages and an accounting of the NPI. The Court made the Trust a nominal party to the lawsuit. At a preliminary hearing on February 17, 2011, the Court approved a form of notice of a settlement among the parties to be sent by the Trust to its unitholders. A final hearing on the settlement is set during April 2011. No assurance can be made that the Court will approve the settlement or that the Trust will sell the NPI to RBP II. See Note 14 for additional information. The settlement with Trust Venture, its successor and the Trust provides, among other things:

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

11. UNIT-BASED COMPENSATION

We recognized approximately $0.4 million and $0.4 million of expense related to our unit-based compensation plans in the three months ended March 31, 2011, and March 31, 2010, respectively. As of March 31, 2011, we had approximately $3.7 million in unrecognized compensation expense related to our unit-based compensation plans expected to be recognized through the first quarter of 2015. See Note 14 for additional information.

12. DISTRIBUTIONS TO UNITHOLDERS

Distributions through March 31, 2011

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For the quarter ended March 31, 2011, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. See Note 14 for additional information.

Distributions through March 31, 2010

For the quarter ended March 31, 2010, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

13. MEMBERS’ EQUITY

2011 Equity

At March 31, 2011, we had 485,476 Class A units and 23,788,300 Class B common units outstanding, which included 208,136 unvested restricted common units issued under our Long-Term Incentive Plan and 972,795 unvested restricted common units issued under our 2009 Omnibus Incentive Compensation Plan.

At March 31, 2011, we had granted 360,708 common units of the 450,000 common units available under our Long-Term Incentive Plan. Of these grants, 152,572 have vested.

At March 31, 2011, 125,615 common units have vested out of the 300,000 common units available under our Executive Inducement Bonus Program. This program has now terminated and the remaining 174,385 have been cancelled.

At March 31, 2011, we had granted 1,403,214 common units of the 1,650,000 common units available under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 430,419 have vested.

For the three months ended March 31, 2011, 104,675 common units have been tendered by our employees for tax withholding purposes. These units, costing approximately $0.3 million, have been returned to their respective plan and are available for future grants.

2010 Equity

At March 31, 2010, we had 490,613 Class A units and 24,040,055 Class B common units outstanding, which included 428,273 unvested restricted common units issued under our Long-Term Incentive Plan, 83,745 unvested restricted common units issued under our Executive Inducement Bonus Program, and 1,330,707 unvested restricted common units issued under our 2009 Omnibus Incentive Compensation Plan.

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

14. SUBSEQUENT EVENTS

The following subsequent events have occurred between March 31, 2011, and May 6, 2011:

Distribution

Our board of managers has suspended the quarterly distribution to our unitholders for the quarter ended March 31, 2011, which continues the suspension we first announced in June 2009.

Class D Interests

In connection with litigation related to the Torch NPI, we have suspended all quarterly cash contributions with respect to our Class D interests. This suspension, approved by our board of managers, includes the $0.3 million quarterly cash distribution for the three months ended March 31, 2011 and $4.0 million which represents the distributions that were suspended for the quarterly periods ended December 31, September 30, June 30, and March 31, 2010, December 31, September 30, June 30, and March 31, 2009, and December 31, September 30, June 30, and March 31, 2008. The remaining undistributed amount of the Class D interests yet to be paid is $6.7 million.

Litigation Related to Trust Termination

On April 13, 2011, the Court approved the Torch NPI litigation settlement. The anticipated effective date of the settlement is June 13, 2011, absent appeal of the Court’s order. The $1.2 million to reimburse Trust Venture for its fees and expenses in prosecuting the lawsuit is accrued as a current liability in our consolidated balance sheet as of March 31, 2011.

Derivative and Financial Instruments

As of March 31, 2011, we have interest rate swaps on $93.0 million of outstanding debt for various maturities extending through October 2014, various commodity swaps for 30,960,000 MMbtu of natural gas production through December 2014, and various basis swaps for 19,162,160 MMbtu of natural gas production in the Cherokee Basin through December 2014. On April 6, 2011, we executed various commodity swaps for 197,617 Bbls of our oil production through December 2015.

Unit-Based Compensation

For 2011, we do not currently expect to grant any of the units remaining under our Long-Term Incentive Plan and our 2009 Omnibus Incentive Compensation Plan to our non-employee managers, named executive officers, and current key employees, as we have only 336,078 remaining units available under these plans. Instead, the compensation committee and board of managers granted unit-based awards under our 2009 Omnibus Incentive Compensation Plan to our named executive officers in 2011. These unit-based awards will be settled in cash instead of units and executives may earn between 0% and 200% of the number of awards granted based on the achievement of absolute CEP unit price targets during a three-year performance period from January 2011 through December 2013. In April 2011, the compensation committee or board of managers, as applicable, awarded unit-based awards, each with a value of $100, valued at $1,000,000 (10,000 unit-based awards), $350,000 (3,500 unit-based awards), $150,000 (1,500 unit-based awards) and $300,000 (3,000 unit-based awards) under this plan to Messrs. Brunner, Ward and Hiney and Ms. Mellencamp, respectively. The compensation committee awarded other key employees a total of approximately $1.3 million (approximately 13,000 unit-based awards) in unit-based awards under the plan on May 4, 2011.

CEP unit price targets and corresponding cash payout levels are as follows:

•	Threshold—50% cash payout at $3.50/CEP unit

•	Target—100% cash payout at $4.00/CEP unit

•	Stretch—200% cash payout at $6.00/CEP unit

•	Cash payouts for results between these points will be interpolated on a linear basis.

Failure to achieve the threshold CEP unit price will result in no cash payout of the awards granted. The determination of the level of achievement and number of awards earned will be based on a calculation of CEP’s unit price at the end of the performance period. This price calculation will be based on the average of the closing daily prices for the final 20 trading days of the performance period. In addition, the unit-based awards will vest earlier if any of the following events occur: a “change of control,” a “CEG ownership event,” death of the executive, delivery by the Company of a “disability notice” with respect to the executive, or an “involuntary termination” of the executive (with each of the foregoing terms having the corresponding definitions set forth in the respective employment agreement with the Company). Any cash payment will be made at the end of the performance period except in the case of certain change of control events, which may accelerate payment. The grants will be accounted for in our financial statements as a liability-classified award with the fair value remeasured each reporting period until settlement. The program is intended to benefit our unitholders by focusing the recipient’s efforts on increasing our absolute unit price over the performance period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in our most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed by Constellation Energy Group, Inc. (“Constellation”) on February 7, 2005 to acquire oil and natural gas properties as well as related midstream assets. At March 31, 2011, our oil and natural gas reserves were located in the Black Warrior Basin of Alabama, the Cherokee Basin of Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas and Nebraska. Our primary business objective is to create long-term value and to generate stable cash flows allowing us to resume making quarterly distributions to our unitholders. We plan to achieve our objective by executing our business strategy, which is to:

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

Unless the context requires otherwise, any reference in this Quarterly Report on Form 10-Q to “Constellation Energy Partners,” “we,” “our,” “us,” “CEP,” or the “Company” means Constellation Energy Partners LLC and its subsidiaries. References in this Quarterly Report on Form 10-Q to “Constellation,” “CCG” and “CEPM” are to Constellation Energy Group, Inc., Constellation Energy Commodities Group, Inc. and Constellation Energy Partners Management, LLC, respectively.

How We Evaluate our Operations

Non-GAAP Financial Measure—Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted by:

•	depreciation, depletion and amortization;

•	write-off of deferred financing fees;

•	asset impairments;

•	(gain) loss on sale of assets;

•	accretion expense;

•	exploration costs;

•	(gain) loss from equity investment;

•	unit based compensation programs;

•	(gain) loss from mark to market activities;

•	unrealized (gain)/loss on derivatives/hedge ineffectiveness; and

•	interest (income) expense, net which includes:

-	interest expense

-	interest expense gain/(loss) mark-to-market activities

-	interest (income)

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(In 000’s)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(5,152)	$18,058
Adjusted by:
Interest expense/(income), net	1,852	4,056
Depreciation, depletion and amortization	5,865	27,248
Accretion expense	226	207
(Gain)/Loss on sale of assets	7	(8)
Exploration costs	131	223
Unit-based compensation programs	373	437
(Gain)/Loss on mark-to-market activities	10,109	(35,281)

Adjusted EBITDA	$13,411	$14,940

Significant Operational Factors

•

Realized Prices. Our average realized price for the three months ended March 31, 2011, including hedge settlements, was $7.57 per Mcfe. After deducting the cost of sales associated with third party gathering, the average realized prices were $7.42 per Mcfe including hedge settlements and $4.34 per Mcfe excluding hedge settlements.

•

Production. Our production for the three months ended March 31, 2011, was approximately 3.4 Bcfe, or an average of 38,044 Mcfe per day compared with approximately 3.9 Bcfe, or an average of 42,889 Mcfe per day for the three months ended March 31, 2010. This 2011 production is lower than the production for the same period in 2010 because our capital spending has been below the maintenance capital expenditures required to offset the natural production declines associated with our existing wells and severe winter weather in our operating areas during the first quarter of 2011, offset by the impact of our December 2010 acquisition of oil properties in the Central Kansas Uplift.

•

Capital Expenditures and Drilling Results. During the first quarter of 2011, we spent approximately $1.3 million in cash capital expenditures, consisting of $1.6 million in development expenditures offset by the receipt of $0.3 million in post-closing adjustments for our December 2010 acquisition of oil properties in the Central Kansas Uplift. We have completed 5 net wells and 15 net recompletions in the Cherokee Basin during the first quarter of 2011. We had 9 net wells in progress, including 5 in the Black Warrior Basin and 1 in the Central Kansas Uplift, and 5 net recompletions in progress at the end of the quarter.

•

Hedging Activities. As of March 31, 2011, all of our derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2011, the unrealized non-cash mark-to-market loss was approximately

$10.1 million as compared to an unrealized non-cash mark-to-market gain of $35.3 million for the same period in 2010.

We experience earnings volatility as a result of using the mark-to-market accounting method for our commodity derivatives used to hedge our exposure to changes in commodity prices or basis differentials. This accounting treatment can cause earnings volatility as the positions for future oil and natural gas production are marked-to-market. These non-cash unrealized gains or losses are included in our current Statement of Operations until the derivatives are cash settled as the commodities are produced and sold. We do not enter into speculative trading positions and we only use derivatives to lock in the future sales price for a portion of our expected oil and natural gas production. Increases in the market price of oil or natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market losses on those derivatives and lower reported net income. Decreases in the market price of oil or natural gas relative to the fixed future sales price for our hedges result in unrealized, non-cash mark-to-market gains on those derivatives and higher reported net income. Although these gains and losses are required to be reported immediately in earnings as market prices change, the fair value of the related future physical commodity sale is not marked-to-market and therefore is not reflected as Oil and Gas Sales or as an Accounts Receivable in our financial statements. This mismatch impacts our reported Results of Operations and our reported working capital position until the commodity derivatives are cash settled and the oil and natural gas is produced and sold. Upon cash settlement of the derivatives, the sale of the physical commodity at then-current market prices offsets the previously reported mark-to-market gains or losses such that the cumulative net cash realized results in a net sale of the physical oil and natural gas production at the fixed future sales price for our hedge. When our derivative positions are cash settled as the related commodities are produced and sold, the realized gains and losses of those derivative positions are included in our Statement of Operations as Oil and Gas Sales. Further detail of our commodity derivative positions and their accounting treatment is outlined below in “Cash Flow From Operations-Open Commodity Hedge Positions”.

•

Torch Royalty NPI Litigation Settlement. We have entered into a settlement agreement with the parties to the Torch derivative action litigation, subject to the approval of the Court. On April 13, 2011, the Court approved the settlement. The anticipated effective date of the settlement is June 13, 2011, absent appeal of the Court’s order. The settlement agreement generally provides for (i) a settlement of all claims in the lawsuit and a mutual release of all claims among the parties through the effective date of the settlement, (ii) an agreement as to the cumulative deficit balance in the NPI account through September 30, 2010 of approximately $5.8 million, (iii) an amendment to the Water Gathering and Disposal Agreement to establish a $0.53 per barrel fee for a ten year period from the first of the month following the effective date of the settlement, (iv) payment by RBP II of $1.2 million to reimburse Trust Venture for its fees and expenses in prosecuting the lawsuit, and (v) an irrevocable offer by RBP II to purchase the NPI from the Trust for $1.0 million in an auction of the NPI by the Trust, subject to the Trust auctioning the NPI within 180 days of the effective date of the settlement, with the purchase price to be held in escrow. The $1.2 million to reimburse Trust Venture for its fees and expenses in prosecuting the lawsuit is accrued as a current liability in our consolidated balance sheet. Because the NPI was granted to the Trust by a predecessor-in-interest to RBP II, if RBP II is the winning bidder in the auction of the NPI by the Trust, we would expect the NPI to be extinguished once the NPI is assigned to RBP II by the Trust. If the Trust sells the NPI to another party, the Water Gathering and Disposal Agreement would have a fee of $0.53 a barrel for an additional 10 year term from the first day of the month following the effective date of the settlement. If we had calculated the NPI for the first quarter of 2011 with the prevailing gas prices during the quarter and the $0.53 a barrel water gathering and disposal fee, the cumulative deficit balance would have grown to larger than the approximately $6.6 million balance through December 31, 2010.

•

Constellation Announcement. On April 28, 2011, Exelon Corporation agreed to buy Constellation for approximately $7.9 billion in stock. The proposed transaction needs approval by state utility regulations in Maryland, New York, and Texas, in addition to the shareholders of both companies and federal regulators. Constellation is our former sponsor and currently owns all of our outstanding Class A units, approximately 5.9 million Class B common units, all of our Class D interests, and all of the Management Incentive Interests.

•

Impact of Alabama Tornado. On April 27, 2011, a major EF5 tornado hit Tuscaloosa County, Alabama, which is the core of our operations in the Black Warrior Basin. Our operations did not sustain major physical damage and none of our employees or their families were injured or killed. However, immediately after the tornado, the southern part of our Black Warrior operations was without power, causing us to shut-in 265 of our 493 producing wells. Power supplies in the area have largely been restored after major repairs to damaged infrastructure were completed, including repairs to the sub-station serving our operations. We provided a notice of an event of force majeure to the two purchasers of our natural gas production in Alabama - J.P. Morgan Ventures Energy

Corporation and Enterprise Alabama Intrastate, LLC. Our production, which was only lowered by approximately 11 Mmcf, was substantially restored by May 1, 2011. We incurred a limited amount of additional operating expenses to restore power to our wells and to clean up our lease sites.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the three months ended	For the three months ended	2011 Vs 2010 Variance
	March 31, 2011	March 31, 2010	$	%
Revenues:
Natural gas sales	$23,832	$28,165	$(4,333)	(15.4)%
Oil and liquids sales	2,081	1,072	1,009	94.1%
Gain (Loss) from mark-to-market activities	(10,109)	35,281	(45,390)	(128.7)%

Total revenues	15,804	64,518	(48,714)	(75.5)%

Operating expenses:
Lease operating expenses	7,420	7,963	(543)	(6.8)%
Cost of sales	519	772	(253)	(32.8)%
Production taxes	771	1,125	(354)	(31.5)%
General and administrative expenses	4,223	5,062	(839)	(16.6)%
Exploration costs	131	223	(92)	(41.3)%
(Gain) loss on sale of assets	7	(8)	15	(187.5)%
Depreciation, depletion and amortization	5,865	27,248	(21,383)	(78.5)%
Accretion expenses	226	207	19	9.2%

Total operating expenses	19,162	42,592	(23,430)	(55.0)%
Other expenses (income):
Interest expense	2,523	3,539	(1,016)	(28.7)%
Interest expense (Gain)/loss from mark-to-market activities	(670)	517	(1,187)	(229.6)%
Interest income	(1)	—	(1)	—
Other (income) expense	(58)	(188)	130	(69.1)%

Total other expenses (income)	1,794	3,868	(2,074)	(53.6)%

Total expenses	20,956	46,460	(25,504)	(54.9)%

Net income (loss)	$(5,152)	$18,058	$(23,210)	(128.5)%

Net production:
Natural gas production (MMcf)	3,276	3,774	(498)	(13.2)%
Oil and liquids production (MBbl)	25	14	11	78.6%
Total production (MMcfe)	3,424	3,860	(436)	(11.3)%
Average daily production (Mcfe/d)	38,044	42,889	(4,845)	(11.3)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$7.27	$7.46	$(0.19)	(2.5)%
Natural gas price per Mcf without hedge settlements	$4.06	$5.44	$(1.38)	(25.4)%
Oil and liquids price per Bbl	$84.59	$74.97	$9.62	12.8%
Total price per Mcfe with hedge settlements	$7.57	$7.57	$0.00	0%
Total price per Mcfe without hedge settlements	$4.50	$5.60	$(1.10)	(19.6)%
Average unit costs per Mcfe:
Field operating expenses (a)	$2.39	$2.35	$0.04	1.7%
Lease operating expenses	$2.17	$2.06	$0.11	5.3%
Production taxes	$0.23	$0.29	$(0.06)	(20.7)%
General and administrative expenses	$1.23	$1.31	$(0.08)	(6.1)%
General and administrative expenses w/o unit-based compensation	$1.14	$1.21	$(0.07)	(5.8)%
Depreciation, depletion and amortization	$1.71	$7.06	$(5.35)	(75.8)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Oil and natural gas sales. Oil and natural gas sales decreased $3.3 million, or 11.4%, to $25.9 million for the three months ended March 31, 2011 as compared to $29.2 million for the same period in 2010. Of this decrease, $2.4 million was attributable to decreased natural gas production volumes partially offset by higher oil production volumes while $3.8 million was attributable to lower market prices for our natural gas production, offset by $2.9 million from our hedge program. Production for the three months ended March 31, 2011 was 3.4 Bcfe, which was 0.4 Bcfe lower than the same period in 2010. Of the decrease, 0.4 Bcfe was associated with our properties in the Cherokee Basin, partially offset by increased oil production from our recently acquired properties in the Central Kansas Uplift. Production from our Black Warrior Basin and Woodford Shale properties remained level. Our first quarter 2011 production was also negatively impacted by severe winter ice and snow storms and record cold temperatures in our operating areas. Also, due to the decrease in the level of our drilling activities during the past two years, our maintenance drilling programs have not been sufficient to offset the natural decline rate of production associated with our existing wells. We hedged approximately 75% of our actual production during 2011 and approximately 81% of our actual production during the same period in 2010.

As discussed below, the gain from our unrealized non-cash mark-to-market activities decreased $45.4 million for the three months ended March 31, 2011, as compared to the same period in 2010. Our realized prices before our hedging program decreased from 2010 to 2011 primarily due to net lower market prices for our production. This was offset by our hedging program and the mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. As of March 31, 2011, all of our derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2011, the unrealized non-cash mark-to-market loss was approximately $10.1 million as compared to an unrealized non-cash $35.3 million gain for the same period in 2010. This 2011 non-cash loss represents approximately $10.5 million from the impact of lower than expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $0.4 million reduction for non-performance risk related to our counterparties.

Cash hedge settlements received for our commodity derivatives were approximately $10.5 million for the three months ended March 31, 2011. Cash hedge settlements received for our commodity derivatives were approximately $7.6 million for the three months ended March 31, 2010. This difference is primarily due to lower market prices for natural gas and lower hedged volumes during 2011.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended March 31, 2011, lease operating expenses decreased $0.6 million, or 6.8%, to $7.4 million, compared to expenses of $8.0 million for the same period in 2010. This decrease in lease operating expenses is primarily related to $0.4 million in lower expenses in the Cherokee Basin, $0.1 million in lower expenses associated with our Woodford Shale properties and $0.1 million in lower expenses in the Black Warrior Basin. By category, our lease operating expenses were lower in 2011 as compared to 2010 by $0.6 million because of a decrease of $0.3 million in gas compression, $0.1 million in ad valorem taxes, $0.1 million in labor costs and $0.1 million in road and lease maintenance.

For the three months ended March 31, 2011, per unit lease operating expenses were $2.17 per Mcfe compared to $2.06 per Mcfe for the same period in 2010. This increase is attributable to 11.3% lower production in 2011 as compared to the same period in 2010 offset by a decrease in total spending of 6.8% in 2011 as compared to the same period in 2010. Our per unit operating costs increased in the Cherokee Basin from $2.29 per Mcfe in 2010 to $2.53 per Mcfe in 2011 as a result of 0.4 Bcfe in lower production volumes offset by lower total spending. Additionally, during 2011 we were temporarily impacted by lower production volumes and increased operating costs from weather-related maintenance and repairs.

For the three months ended March 31, 2011, production taxes decreased $0.3 million, or 31.5%, to $0.8 million, compared to expenses of $1.1 million for the same period in 2010. This decrease was primarily the result of higher market prices for oil and natural gas in 2011 offset by the impact of production taxes on 0.4 Bcfe in lower production.

Cost of sales. For the three months ended March 31, 2011, cost of sales decreased by $0.3 million, or 32.8%, to $0.5 million, compared to $0.8 million for the same period in 2010. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower production volumes and higher market prices for natural gas, as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations.

General and administrative expenses decreased $0.8 million, or 16.6%, to $4.2 million for the three months ended March 31, 2011, as compared to $5.0 million for the same period in 2010. Our general and administrative expenses were lower in 2011 as compared to 2010 because of $0.3 million in lower contract labor and consultant fees, $0.2 million in lower labor and benefits due to lower head count, $0.2 million in lower audit and tax fees, and $0.1 million in lower non-cash unit-based compensation expenses.

Our per unit costs were $1.23 per Mcfe for the three months ended March 31, 2011 compared to $1.31 per Mcfe for the same period in 2010. This decrease is attributable to a decrease in total spending of approximately $0.8 million offset by 0.4 Bcfe in lower production.

Exploration Costs. Exploration costs decreased $0.1 million, or 41.3%, to $0.1 million for the three months ended March 31, 2011, as compared to $0.2 million for the same period in 2010. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties. The decrease in 2011 is primarily as the result of $0.2 million in lower lease abandonments in Kansas and lower exploration costs in 2011 due to the impairment of certain unproved properties in the third quarter of 2010 because of lower expected future natural gas prices, offset by one dry hole costing $0.1 million in 2011.

Gain/loss on sale of asset. Our gain/loss on the sale of assets decreased $0.02 million, or 187.5%, to less than a $0.01 million loss for the three months ended March 31, 2011, as compared to a gain of less than $0.01 million for the same period in 2010. In 2011, we sold surplus equipment at a gain of less than $0.02 million.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion would change in the same direction.

Our depreciation, depletion and amortization expense for the three months ended March 31, 2011 was $5.9 million, or $1.71 per Mcfe, compared to $27.3 million, or $7.06 per Mcfe, for the same period in 2010. This decrease in 2011 depreciation, depletion, and amortization reflects the decreased basis in our assets resulting from our 2010 impairments of our oil and natural gas properties, an increase in our reserve base primarily due to price-related reserve revisions, capital expenditures for our development drilling programs, the acquisition of additional oil properties in the Central Kansas Uplift in December 2010, and a 0.4 Bcfe decrease in production volumes during 2011 as compared to 2010. We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we will use our 2010 reserve report to calculate our depletion rate during the first three quarters of 2011. We expect our average depletion rate during the first three quarters of 2011 to be approximately $1.75 per Mcfe, which reflects our acquisition of our oil properties in the Central Kansas Uplift. We will use our 2011 reserve report to record our depletion in the fourth quarter of 2011.

Interest expense. Interest expense for the three months ended March 31, 2011 decreased $2.2 million to $1.9 million as compared to approximately $4.1 million in interest expense for the same period in 2010. This decrease was primarily due to $1.2 million in lower non-cash mark-to-market losses on our interest rate swaps that are accounted for as mark-to-market activities, lower interest rate swap settlements of $0.7 million and lower amortization of debt issue costs of $0.3 million, while capitalized interest essentially remained level during 2011 as compared to the same period in 2010. During 2010 and 2011, we used our excess operating cash flow to reduce our total debt from $185.0 million to $157.5 million. At March 31, 2011, we had an outstanding balance under our reserve-based credit facility of $157.5 million as compared to $185.0 million at March 31, 2010. The average interest rate on our outstanding debt was approximately 4.9% in 2011 compared to 5.9% in 2010.

Interest income. Interest income for the three months ended March 31, 2011, was less than $0.01 million as compared to zero for the same period in 2010. During 2011, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflects the changes in the fair market value of our previously designated cash-flow hedge positions. At March 31, 2011, the balance was an unrealized gain of $10.2 million compared to an unrealized gain of $10.9 million at

December 31, 2010. This decrease reflects the amortization to earnings as the derivative positions that were previously accounted for as cash flow hedges settled during the first quarter of 2011.

The change in Accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $0.7 million for the three months ended March 31, 2011, and as an unrealized loss of $5.3 million for the same period in 2010. This decrease reflects the settlements during 2011 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance in Accumulated other comprehensive income (loss) will be amortized to earnings as the positions settle in the future.

Liquidity and Capital Resources

During 2010 and 2011, we utilized our cash flow from operations as our primary source of capital. Our primary use of capital during this time was for the retirement of outstanding debt, the development of existing oil and natural gas properties in the Cherokee Basin and the acquisition of non-operated oil properties in the Central Kansas Uplift.

Based upon our current business plan for 2011, we anticipate that we will continue to generate operating cash flows in excess of our working capital needs and planned capital expenditures. The primary focus of our business plan in 2011 will be to use our excess operating cash flows to further reduce our outstanding debt level. As we pursue our business plan, we will be monitoring the capital resources available to us to meet our future financial obligations and planned limited maintenance capital expenditures. Our current expectation is that we will manage our business to operate within the cash flows that are generated. We forecast that capital expenditures will range between approximately $10.0 million to $12.0 million in the Black Warrior Basin and Cherokee Basin during 2011. Based on the initial progress in drilling our oil prospects, we believe we will finish the year at the high end of our capital forecast, and continued success in the drilling of our oil prospects may lead us to seek authorization from our board of managers to increase our capital budget to further exploit oil potential in our asset base. Our current forecast for capital expenditures, together with any increase in capital spending we may ultimately request from the board of managers, is expected to be lower than the $23.0 million in maintenance capital expenditures required to maintain our production levels in 2011. Because we expect to reduce our maintenance capital expenditures in 2011, and also reduced them in 2010, we expect lower production levels and lower operating cash flows in 2011. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. We routinely monitor and adjust our capital expenditures and operating expenses in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. Based upon current oil and natural gas price expectations, our existing hedge positions and expected production levels in 2011, we anticipate that our cash flow from operations will decrease from 2010 levels. However, we expect that we will meet any planned capital expenditures and other cash requirements for the next twelve months without increasing our debt or issuing additional equity securities. In 2011, we expect that our excess operating cash flows will be used to reduce our outstanding debt level, which may provide us with additional liquidity from the available borrowing base under our reserve-based credit facility. However, future cash flows and our borrowing capacity are subject to a number of variables, including the level of oil and natural gas production and market prices for those products. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or operating expenses.

Our results will not be fully impacted by significant increases or decreases in oil and natural gas prices because of our hedging program. In the event of inflation increasing drilling and service costs, our hedging program will also limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending or operating expense levels. For 2011, we forecast total net production of between 13.4 Bcfe and 14.2 Bcfe. We have hedged approximately 74% of the midpoint of this forecast, including hedges on 7.6 Bcfe of our Mid-continent natural gas production at an average price, including basis, of $7.87 per Mcfe and an additional 2.4 Bcfe of our remaining natural gas production at a NYMEX-only price of $8.51 per Mcfe and 38 MBbl of our oil production at an average price of $110.10 per barrel. This attractive hedge position locks in a significant portion of our expected operating cash flows for 2011 although we are still exposed to increases or decreases in oil and natural gas prices on our unhedged volumes.

During 2011, we intend to use any surplus operating cash flows to further reduce our debt level. Given our focus on debt reduction, we anticipate that our distribution will remain suspended through the fourth quarter of 2011. We expect that the suspension of our quarterly distribution and maintaining our total planned capital expenditures below maintenance levels in 2011 will provide additional liquidity to fund our operations and to pay down debt. Since we first shifted our strategic focus to debt reduction, we have successfully reduced our outstanding debt balances from a high of $220.0 million to $157.5 million. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of March 31, 2011, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. We are subject to borrowing base redeterminations, which are scheduled to occur semi-annually or more frequently at the discretion of our lenders, and cannot forecast the level at which our lenders may set our borrowing base in the future. However, provided that our outstanding debt balance, net of available cash, is less than 90% of our borrowing base as determined by our lenders and at such time we are able to resume maintenance capital expenditures and have available cash, we will evaluate the resumption of our quarterly distribution to unitholders. This evaluation will consider our outstanding borrowings and cash reserves that are set by our board of managers for the proper conduct of our business. Any future quarterly distributions must be approved by our board of managers.

Our reserve-based credit facility currently provides a limited availability to finance future maintenance capital expenditures and other working capital needs. During the first three months of 2011, we did not borrow any daily short-term or any additional long-term amounts under our reserve-based credit facility. As of May 6, 2011, our borrowing base under our reserve-based credit facility was $195.0 million and we had $157.5 million of debt outstanding under the facility leaving $37.5 million in unused borrowing capacity. Our current reserve-based credit facility is subject to future borrowing base redeterminations and will have to be renewed or replaced before its maturity in November 2012. We expect to lower our outstanding debt levels by an additional $17.5 million to $22.5 million during the remainder of 2011. Our reserve-based credit facility is discussed below in further detail.

In the first quarter of 2011, we filed a new shelf registration statement with the SEC to register up to $500 million of debt or equity securities to repay or refinance outstanding debt and to fund working capital, capital expenditures and acquisitions. This registration statement will expire in three years. There is no guarantee that securities can or will be issued under the registration statement or that conditions in the financial markets would be supportive of an issuance of such securities by us.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of May 6, 2011, our borrowing base was $195.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, together with, among other things, the oil and natural gas prices prevailing at such time. Our next semi-annual borrowing base redetermination is scheduled during the second quarter of 2011. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of May 6, 2011, no letters of credit are outstanding.

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

We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of May 6, 2011, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

At March 31, 2011, we believe that we were in compliance with the financial covenants contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of March 31, 2011, our actual Total Net Debt to annual Adjusted EBITDA ratio was 2.9 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 4.6 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual quarterly Adjusted EBITDA to cash interest expense ratio was 8.7 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

If we are unable to remain in compliance with the debt covenants associated with our reserve-based credit facility or maintain the required ratios discussed above, we could request waivers from the lenders in our bank group. Although the lenders may not provide a waiver, we could take additional steps in the event of not meeting the required ratios or in the event of a reduction in the borrowing base below as determined by the lenders. During 2011, we intend to use our surplus operating cash flows to reduce our outstanding debt. If it becomes necessary to reduce debt by amounts that exceed our operating cash flows, we could further reduce capital expenditures, continue to suspend our quarterly distributions to unitholders, sell oil and natural gas properties, liquidate in-the-money derivative positions, further reduce operating and administrative costs, or take additional steps to increase liquidity. If we become unable to obtain a waiver and were unsuccessful at reducing our debt to the necessary level, our debt could become due and payable upon acceleration by the lenders. To the extent that we do not enter into an agreement to refinance or extend the due date on the reserve-based credit facility, the outstanding debt balance at November 13, 2011, will become a current liability.

We have hedging arrangements to reduce the impact of changes in the LIBOR interest rate on our interest payments for $93.0 million of the $157.5 million outstanding on our reserve-based credit facility at May 6, 2011. These positions are outlined below in “Cash Flow From Operations-Open Commodity Hedge Positions”.

Cash Flow from Operations

Our net cash flow provided by operating activities for the three months ended March 31, 2011 was $8.1 million, compared to net cash flow provided by operating activities of $8.0 million for the same period in 2010. This increase in operating cash flow was primarily attributable to lower operating expenses as a result of $1.4 million in lower total spending in both administrative and lease operating expenses, the impact of our acquisition of oil properties in the Central Kansas Uplift, and the impact of lower oil and natural gas sales of $3.3 million as the result of 0.4 Bcfe in lower natural gas production in 2011. During 2011, our operating cash flows were increased by $9.9 million related to cash hedge settlements for our natural gas commodity and interest rate derivatives. Our change in working capital from 2010 to 2011 was impacted by lower accrued liabilities of $3.4 million, higher accounts payable of $0.3 million, lower royalties payable of $0.1 million, lower accounts receivable of $0.1 million and lower prepaid expenses of $0.3 million. Our accrued liabilities decreased with the payments associated with our 2010 incentive compensation programs. Our accounts payable increased due to timing of invoice payments. Our receivables balance and our royalties payable balance both decreased due to lower production volumes for our estimated natural gas sales due to a weather-related decrease in production during the first quarter of 2011. The decrease in prepaid expenses of $0.3 million primarily resulted from the timing of the payment for insurance expenses.

Our cash flow from operations is subject to many variables, the most significant of which are the volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our development program or completing acquisitions, as well as the market prices of oil and natural gas and our hedging program. For additional information on our business plan, refer to “Outlook”.

Open Commodity Hedge Positions

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties.

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

MTM Fixed Price Swaps—NYMEX

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2011			2,425,000	$8.55	2,220,000	$8.45	2,220,000	$8.45	6,865,000	$8.49
2012	2,227,500	$8.34	2,227,500	$8.34	2,250,000	$8.34	2,250,000	$8.34	8,955,000	$8.34
2013	2,025,000	$7.33	2,079,500	$7.32	2,070,000	$7.33	2,038,000	$7.34	8,212,500	$7.33
2014	1,575,000	$7.03	1,592,500	$7.03	1,610,000	$7.03	1,610,000	$7.03	6,387,500	$7.03

									30,420,000

MTM Fixed Price Swaps—CenterPoint Energy Gas Transmission (East)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2011			180,000	$7.93	180,000	$7.93	180,000	$7.93	540,000	$7.93

									540,000

MTM Fixed Price Basis Swaps– CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2011			1,823,324	$0.65	1,703,467	$0.62	1,393,700	$0.68	4,920,491	$0.65
2012	1,502,800	$0.58	1,427,100	$0.59	1,352,900	$0.61	1,295,900	$0.62	5,578,700	$0.60
2013	1,245,400	$0.40	1,192,900	$0.40	1,145,700	$0.40	1,104,400	$0.40	4,688,400	$0.40
2014	1,053,465	$0.40	1,010,529	$0.40	971,508	$0.40	939,067	$0.40	3,974,569	$0.40

									19,162,160

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2011			5,852	$110.10	16,545	$110.10	15,278	$110.10	37,675	$110.10
2012	14,183	$108.00	13,262	$108.00	12,520	$108.00	11,881	$108.00	51,846	$108.00
2013	11,298	$104.32	10,720	$104.32	10,197	$104.32	9,743	$104.32	41,958	$104.32
2014	9,317	$102.25	8,959	$102.25	8,652	$102.25	8,367	$102.25	35,295	$102.25
2015	8,095	$101.10	7,834	$101.10	7,588	$101.10	7,326	$101.10	30,843	$101.10

									197,617

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $1.2 million for the three months ended March 31, 2011, compared to $0.6 million for the same period in 2010. Our cash capital expenditures were $1.6 million in 2011, which primarily consisted of development expenditures in the Cherokee Basin and in the Black Warrior Basin. During the first quarter of 2011, we have completed 5 net wells and 15 net recompletions in the Cherokee Basin. We had 9 net wells in progress and 5 net recompletions in progress at the end of the quarter. Five of the wells in progress are in the Black Warrior Basin and 1 of the wells is in the Central Kansas Uplift. We also received $0.3 million in post-closing adjustments related to our acquisition of oil properties in the Central Kansas Uplift and received $0.1 million in distributions from an equity affiliate.

Our capital expenditures were $0.7 million for the three months ended March 31, 2010, which primarily related to the acquisition of additional interests in seven natural gas wells in the Cherokee Basin and in the Black Warrior Basin. During the first three months of 2010, we did not drill and complete any net wells or any net recompletions. We began our drilling activities in the Cherokee Basin during the second quarter of 2010. We did not resume drilling in the Black Warrior Basin during 2010. We also received $0.1 million in distributions from an equity affiliate.

We currently anticipate our total capital budget for 2011 will be at the high end of our $10.0 million to $12.0 million forecast. This 2011 capital budget primarily consists of capital for drilling wells and recompletions and also includes amounts for infrastructure projects, equipment, and inventory. Based on the initial progress in drilling our oil prospects, we believe we will finish the year at the high end of our capital forecast, and continued success in the drilling of our oil prospects may lead us to seek authorization from our board of managers to increase our capital budget to further exploit oil potential in our asset base.

The current 2011 capital budget, together with any increase in capital spending we may ultimately request from the board of managers, is expected to be below our 2011 estimated maintenance capital level of $23.0 million and our 2010 estimated maintenance capital level of $25.3 million. We expect that our current and future capital expenditures will continue to be funded using our cash flow from operations. We believe this decreased level of maintenance capital spending will result in lower production volumes in 2011. Once market conditions warrant, we expect to evaluate the resumption of capital spending at a level sufficient to maintain our then current production rate. Given the proportion of natural gas relative to oil in our asset base, we believe that natural gas prices in excess of $6.00 per Mcfe produce rates of return that generally support capital spending at maintenance levels.

The amount and timing of our capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below acceptable levels, and the borrowing base under our reserve-based credit facility is further reduced, drilling costs escalate, or our efforts to exploit oil potential in our asset base prove to be unsuccessful, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and crews. Based upon current oil and natural gas price expectations and expected production levels, we anticipate that our cash flow from operations and available borrowing capacity under our reserve-based credit facility will meet any planned capital expenditures and other cash requirements for the next twelve months. In 2011, we expect that our excess operating cash flows will be used to reduce our outstanding debt level. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our capital expenditures are also impacted by drilling and service costs. In the event of inflation increasing drilling and service costs, our hedging program will limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending.

Financing Activities

Our net cash used by financing activities was $7.9 million for the three months ended March 31, 2011, compared to $10.4 million used in financing activities for the same period in 2010. During 2011, we used $7.5 million in operating cash flows to reduce our outstanding debt level. During the first quarter of 2011, we reduced our outstanding debt from $165.0 million to $157.5 million, or by 4.5%. We also used $0.3 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation. At March 31, 2011, we had approximately $3.2 million in debt issue costs remaining to be amortized through November 2012.

We have suspended our $0.13 per unit quarterly distributions to unitholders since the quarter ended June 30, 2009, to reduce our outstanding indebtedness. Given our current focus on debt reduction, we anticipate that our distribution will remain suspended through the fourth quarter of 2011. Assuming that the quarterly distribution rate would have remained at $0.13 per unit for each quarter in 2011, this suspension of the quarterly distribution would provide approximately $12.6 million in cash flow during 2011 that could be used to reduce our outstanding debt balance under our reserve-based credit facility. For each of the quarterly periods since March 31, 2008, we have also suspended $4.3 million out of the $6.7 million in remaining Class D interests that have yet to be paid. We expect that these quarterly distributions on the Class D interests, and all future quarterly distributions on the Class D interests, will remain suspended until such time as distributions are permitted under our reserve-based credit facility and limited liability company agreement. For additional information, refer to “Outlook”.

Our net cash used in financing activities was $10.4 million for the three months ended March 31, 2010. During 2010, we used $10.0 million in operating cash flows to reduce our outstanding debt level. During the first quarter of 2010, we reduced our outstanding debt from $195.0 million to $185.0 million, or by 5.0%. We also used $0.3 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation. At March 31, 2010, we had approximately $5.1 million in debt issue costs remaining to be amortized through November 2012.

Contractual Obligations

At March 31, 2011, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	(in thousands)
	2011	2012	2013	2014	Thereafter	Total
Reserve-Based Credit Facility	$—	$157,500	$—	$—	$—	$157,500
Support Services Agreement	906	—	—	—	—	906
Offices Leases	416	424	408	422	752	2,422

Total	$1,322	$157,924	$408	$422	$752	$160,828

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 4.9% at March 31, 2011.

At March 31, 2011, our asset retirement obligation was approximately $13.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through May 6, 2011, we have not suffered any losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (“Macquarie”), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received a guarantee from Macquarie Bank Limited for up to $8.0 million in purchases through December 31, 2011. As of May 6, 2011, we have no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (“Scissortail”), a subsidiary of Copano Energy, L.L.C., purchases a portion of our natural gas production in Oklahoma and Kansas. As of May 6, 2011, we have no past due receivables from Scissortail.

ONEOK Energy Services Company, L.P.

ONEOK Energy Services Company, L.P. (“ONEOK”), a subsidiary of ONEOK, Inc., purchases a portion of our natural gas production in Oklahoma and Kansas. We have received a guarantee from ONEOK, Inc. for up to $3.0 million in purchases through November 23, 2011. As of May 6, 2011, we have no past due receivables from ONEOK.

J.P. Morgan Ventures Energy Corporation

J.P. Morgan Ventures Energy Corporation purchases the majority of our natural gas production in Alabama. The payment for the purchases is guaranteed by JP Morgan Chase & Company through June 30, 2014. As of May 6, 2011, we have no past due receivables from J.P. Morgan Ventures Energy Corporation.

Derivative Counterparties

As of May 6, 2011, all of our derivatives are with BNP Paribas, The Royal Bank of Scotland plc, Societe Generale, The Bank of Nova Scotia, and Wells Fargo Bank, N.A. These banks are lenders who participate in our reserve-based credit facility. All of our derivatives are collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of May 6, 2011, each of these financial institutions has an investment grade credit rating.

Reserve-Based Credit Facility

As of May 6, 2011, the banks and their percentage commitments in our reserve-based credit facility are: The Royal Bank of Scotland plc (26.84%), BNP Paribas (21.95%), The Bank of Nova Scotia (21.95%), Wells Fargo Bank, N.A. (14.63%), and Societe Generale (14.63%). As of May 6, 2011, each of these financial institutions has an investment grade credit rating.

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

For 2011, we currently anticipate:

•

Our production to be between 13.4 Bcfe and 14.2 Bcfe, approximately 74% of which is currently hedged at prices that are attractive relative to the price levels we currently observe in the commodity markets.

•	Our operating expenses to be actively managed, resulting in a range of $48.0 million to $52.0 million.

•

Our total capital expenditures to be at the high end of $10.0 million to $12.0 million, which assumes a decline rate of 15 percent and a dollar per flowing Mcfe range of $3,200 to $3,800. This capital budget has been held steady with our 2010 budgeted capital expenditures, which was reduced to a level below our estimated maintenance level of capital expenditures of $25.3 million for 2010 and $23.0 million for 2011. We expect to drill and complete approximately 30 to 35 net wells and recompletions, both in the Black Warrior Basin and in the Cherokee Basin. We have very limited amounts of lease expirations during 2011 and 2012, which generally allows us to reduce our drilling activities without losing our undeveloped locations. We expect to actively review our drilling and recompletion opportunities and anticipate allocating capital to the highest value-added projects across all of our available opportunities. Continued success in the drilling of our oil prospects may lead us to seek authorization from our board of managers to increase our capital budget to further exploit oil potential in our asset base.

•	Our operating cash flows to allow for an additional $17.5 million to $22.5 million reduction of our outstanding debt level at December 31, 2011, below our $157.5 million balance at March 31, 2011.

•	Our quarterly distributions to our unitholders to remain suspended through the fourth quarter of 2011. All future quarterly distributions must be approved by our board of managers.

Impact of 2011 Plan

Our 2011 operating plan is intended to further reduce our outstanding debt by continuing our reduction of capital expenditures and continuing the suspension of our quarterly distribution to unitholders. We expect that these plans will result in lower production levels in 2011. Our limited capital spending will likely result in lower production levels continuing into future periods. We do not believe, however, that during a period of limited capital expenditures, we would lose any significant leased acreage. These plans are expected to reduce our leverage, continue to improve our liquidity position, and reduce future cash interest expenses on our outstanding unhedged debt. When we forecast over the next five years, we currently expect that our existing asset base and hedge portfolio will allow us fund a limited capital program while substantially reducing our outstanding debt.

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

As of March 31, 2011, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on February 25, 2011. The policies disclosed included the accounting for oil natural gas properties, oil and natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

In January 2010, the FASB issued its final guidance on additional supplemental fair value disclosures. Two new disclosures will be required: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 roll forward reconciliation, which will replace the “net” presentation format, and (2) detailed disclosures about the transfers between Level 1 and 2 measurements. The guidance also provides several clarifications regarding the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures are effective for calendar year-end companies, except for the Level 3 “gross” activity disclosures, which were effective the first quarter of 2011. The adoption of this guidance did not have a material impact on our financial statements or our disclosures.

In February 2010, the FASB amended its guidance on subsequent events. SEC filers are now not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance. The adoption of this guidance did not have a material impact on our financial statements or our disclosures.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2011, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

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

Global Financial and Energy Markets

The U.S. economy has continued to improve but the level of improvement has been insufficient to materially increase the demand for natural gas, which accounts for a majority of our production. Concurrently, production from shale gas plays has increased the supply of natural gas in the U.S. and inventories of natural gas in storage remain at record high levels. As a result, future expected prices for natural gas remain depressed relative to the price levels observed at the time our assets were acquired. At the same time, oil prices have dramatically increased in part due to the impact of a lower U.S. dollar and unrest in the Middle East.

We expect that our ability to issue debt and equity securities may continue to be limited over the next year. We also anticipate that the borrowing base of our reserve-based credit facility could be further reduced, particularly if future expected market prices for natural gas prices remain depressed or decline further, thereby reducing our borrowing base. In response to the credit crisis and the decline in the market prices for natural gas, we have suspended our cash distribution since June 2009 and lowered our maintenance capital spending in 2009 and 2010, and currently intend to do so again in 2011. This lower maintenance capital spending will result in declining production which could lower our future operating cash flows. Because of the increase in oil prices, we expect to focus our limited capital spending on oil opportunities in our operating areas. If market prices for natural gas remain depressed or oil prices decrease, our future cash flows from operations will be reduced for our unhedged production. We continue to monitor the financial and energy markets to determine if we should further revise the timing and scope of our future drilling programs, financing activities, and acquisition activities to determine the impact of these activities on the reinstatement of our distributions to unitholders.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our natural gas production and to some extent our oil production. Realized pricing is primarily driven by the Inside FERC prices for Southern Natural Gas Company (Louisiana) with respect to our properties in the Black Warrior Basin and the Inside FERC prices for CenterPoint Energy Gas Transmission (East), Natural Gas Pipeline Company of America (Midcontinent), the CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipeline (Texas, Oklahoma) and Southern Star Central Gas Pipeline (Texas, Oklahoma, Kansas) with respect to our properties in the Cherokee Basin, the Inside FERC price for the CenterPoint Energy Gas Transmission (East) for our properties in the Woodford Shale, NYMEX West Texas Intermediate (Cushing, Oklahoma) for our oil production and the spot market prices applicable to all of our oil and natural gas production. Historically, pricing for oil and natural gas has been volatile and unpredictable and we expect this volatility to continue in the future. We are currently operating in an environment characterized by low natural gas prices which tends to lower the revenues that we realize on our unhedged natural gas production and limit the amount of operating cash flows available for maintenance capital expenditures, distributions to unitholders, or debt reduction. The prices we receive for oil and natural gas production depend on many factors outside our control, including weather, economic conditions, and the total supply of oil and natural gas available for sale in the market.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at March 31, 2011	$76,124	$61,105	$(15,019)	$91,143	$15,019

Interest Rate Risk

At March 31, 2011, the one-month LIBOR rate was 0.243%, the three-month LIBOR rate was 0.303%, and our applicable margin on LIBOR borrowings was 3.25%. At March 31, 2011, the ABR rate was 3.25%, and our applicable margin on ABR borrowings was 2.25%. At March 31, 2011, we had debt outstanding of $157.5 million. This entire amount incurred interest at a rate of a three-month LIBOR rates plus an applicable margin of 3.25% based on utilization. We had no debt outstanding at the one-month LIBOR or ABR rates. At March 31, 2011, the carrying value and fair value of our debt is $157.5 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at March 31, 2011	$(2,903)	$(2,177)	$726	$(3,629)	$(726)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. At March 31, 2011, we have the following outstanding interest rate swaps that fix our LIBOR rate:

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Termination of the Trust and Related Litigation

As previously disclosed, on January 8, 2009, we were served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in the Circuit Court of Tuscaloosa County, Alabama (the “Court”). The lawsuit relates to the non-operating net profits interest (“NPI”) held by the Trust on certain wells owned by Robinson’s Bend Production II, LLC (“RBP II”), a subsidiary of the Company, in the Robinson’s Bend Field in Alabama, and alleges, among other things, a breach of contract under the conveyance associated with the NPI (the “Conveyance”) and the agreement establishing the Trust and asserting that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit seeks unspecified damages and an accounting of the NPI. The Court made the Trust a nominal party to the lawsuit. At a preliminary hearing on February 17, 2011, the Court approved a form of notice of a settlement among the parties to be sent by the Trust to its unitholders. On April 13, 2011, the Court approved the settlement. The anticipated effective date of the settlement is June 13, 2011, absent appeal of the Court’s order. The settlement with Trust Venture, its successor and the Trust provides, among other things:

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed on February 25, 2011. An investment in our Class B common units involves various risks. When considering an investment in us, careful consideration should be given to the risk factors described in our 2010 Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in us.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the SEC that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized oil and natural gas prices;

•	the conditions of the capital markets, inflation, interest rates, availability of credit facilities to support business requirements, liquidity, and general economic and political conditions;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business, financial, and operational strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	the ability to extend or refinance our reserve-based credit facility;

•	the level of our borrowing base under our reserve-based credit facility;

•	the resumption or amount of our cash distribution;

•	the impact from any termination of the NPI sharing arrangement or any change in the calculation of the NPI or any appeal of the Court’s order on the settlement relating to the NPI;

•	our hedging program and our derivative positions;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of the current global credit and economic environment;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, tornados, earthquakes, snow and ice storms and other catastrophic events and natural disasters;

•	governmental regulation, including environmental regulation, and taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas producing countries;

•	support from our former sponsor or a change in significant unitholders; and

•	our strategic plans, objectives, expectations, forecasts, budgets, estimates and intentions for future operations.

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

Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the three months ended March 31, 2011 and March 31, 2010

Consolidated Balance Sheets – Constellation Energy Partners LLC at March 31, 2011 and December 31, 2010

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the three months ended March 31, 2011 and March 31, 2010

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income – Constellation Energy Partners LLC for the three months ended March 31, 2011

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

CONSTELLATION ENERGY PARTNERS LLC
(REGISTRANT)

Date: May 6, 2011	By	/s/ MICHAEL B. HINEY
Michael B. Hiney Chief Accounting Officer and Controller