Form 10-Q
period 2012-03-31
Constellation Energy Partners LLC
filed 2012-05-10
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Units outstanding on May 10, 2012: 23,696,956 units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,	Three months ended March 31,
	2012	2011
	(In 000’s except unit data)
Revenues
Natural gas sales	$13,878	$23,832
Oil and liquids sales	3,280	2,081
Gain / (Loss) from mark-to-market activities (see Note 4)	6,602	(10,109)

Total revenues	23,760	15,804
Expenses:
Operating expenses:
Lease operating expenses	6,761	7,420
Cost of sales	385	519
Production taxes	548	771
General and administrative	3,941	4,223
Exploration costs	—	131
(Gain) / Loss on sale of assets	4	7
Depreciation, depletion and amortization	4,416	5,865
Asset impairments (see Note 6)	107	—
Accretion expense	191	226

Total operating expenses	16,353	19,162
Other expense / (income)
Interest expense	1,711	2,523
Interest expense-(Gain)/Loss from mark-to-market activities (see Note 4)	(92)	(670)
Interest (income)	—	(1)
Other expense (income)	(97)	(58)

Total other expenses / (income)	1,522	1,794

Total expenses	17,875	20,956

Net income (loss)	$5,885	$(5,152)

Change in fair value of commodity hedges	23	24
Cash settlement of commodity hedges	(718)	(724)

Other comprehensive income (loss)	(695)	(700)

Comprehensive income (loss)	$5,190	$(5,852)

Earnings (loss) per unit (see Note 2)
Earnings (loss) per unit—Basic	$0.24	$(0.21)
Units outstanding—Basic	24,186,724	24,309,448
Earnings (loss) per unit—Diluted	$0.24	$(0.21)
Units outstanding—Diluted	24,186,724	24,309,448
Distributions declared and paid per unit	$—	$—

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
	(In 000’s)
ASSETS
Current assets
Cash	$17,121	$17,176
Accounts receivable	5,123	6,394
Prepaid expenses	1,072	1,243
Risk management assets (see Note 4)	24,615	20,283

Total current assets	47,931	45,096
Oil and natural gas properties (See Note 6)
Oil and natural gas properties, equipment and facilities	789,924	787,322
Material and supplies	1,531	1,243
Less accumulated depreciation, depletion, amortization, and impairments	(526,748)	(522,480)

Net oil and natural gas properties	264,707	266,085
Other assets
Debt issue costs (net of accumulated amortization of $6,788 at March 31, 2012 and $6,465 at December 31, 2011)	2,103	2,423
Risk management assets (see Note 4)	18,971	17,603
Other non-current assets	3,635	3,099

Total assets	$337,347	$334,306

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$1,468	$1,404
Accrued liabilities	8,571	10,638
Royalty payable	1,839	2,134
Risk management liabilities (see Note 4)	—	378

Total current liabilities	11,878	14,554
Other liabilities
Asset retirement obligation	14,249	14,047
Risk management liabilities (see Note 4)	363	286
Other non-current liabilities	243	99
Debt	98,400	98,400

Total other liabilities	113,255	112,832

Total liabilities	125,133	127,386

Commitments and contingencies (See Note 8)

Members’ equity
Class A units, 482,999 and 485,033 units authorized, issued and outstanding, respectively	4,149	4,030
Class B units, 24,124,378 and 24,124,378 units authorized, respectively, and 23,666,956 and 23,766,632 issued and outstanding, respectively	203,323	197,453
Accumulated other comprehensive income	4,742	5,437

Total members’ equity	212,214	206,920

Total liabilities and members’ equity	$337,347	$334,306

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
	(In 000’s)
Cash flows from operating activities:
Net income (loss)	$5,885	$(5,152)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	4,416	5,865
Asset impairments (see Note 6)	107	—
Amortization of debt issuance costs	323	492
Accretion expense	191	226
Equity (earnings) losses in affiliate	(97)	(95)
(Gain) Loss from disposition of property and equipment	4	7
Bad debt expense	26	—
(Gain) Loss from mark-to-market activities	(6,694)	9,439
Unit-based compensation programs	287	373
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	—	—
(Increase) decrease in accounts receivable	1,243	41
(Increase) decrease in prepaid expenses	171	289
(Increase) decrease in other assets	(593)	(111)
Increase (decrease) in accounts payable	64	268
Increase (decrease) in accrued liabilities	(3,820)	(3,386)
Increase (decrease) in royalty payable	(295)	(120)
Increase (decrease) in other liabilities	144	—

Net cash provided by operating activities	1,362	8,136

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	280
Development of natural gas properties	(2,729)	(1,596)
Proceeds from sale of equipment	1,438	16
Distributions from equity affiliate	60	130

Net cash used in investing activities	(1,231)	(1,170)

Cash flows from financing activities:
Members’ distributions	—	—
Proceeds from issuance of debt	—	—
Repayment of debt	—	(7,500)
Units tendered by employees for tax withholdings	(183)	(296)
Equity issue costs	—	(46)
Debt issue costs	(3)	(10)

Net cash (used in) provided by financing activities	(186)	(7,852)

Net (decrease) increase in cash	(55)	(886)
Cash and cash equivalents, beginning of period	17,176	7,892

Cash and cash equivalents, end of period	$17,121	$7,006

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$1,748	$219
Cash received during the period for interest	$—	$1
Cash paid during the period for interest	$(1,116)	$(1,533)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive	Total Members’
	Units	Amount	Units	Amount	Income (Loss)	Equity
	( In 000’s, except unit amounts)
Balance, December 31, 2011	485,033	$4,030	23,766,632	$197,453	$5,437	$206,920
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(1,594)	(4)	(78,131)	(179)	—	(183)
Change in fair value of commodity hedges	—	—	—	—	23	23
Cash settlement of commodity hedges	—	—	—	—	(718)	(718)
Unit-based compensations programs	(440)	6	(21,545)	281	—	287
Net income (loss)	—	117	—	5,768	—	5,885

Balance, March 31, 2012	482,999	$4,149	23,666,956	$203,323	$4,742	$212,214

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of, and for the period ended March 31, 2012, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on February 29, 2012. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2012 financial statement presentation.

Constellation Energy Partners LLC (“CEP”, “we”, “us”, “our” or the “Company”) was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware. We completed our initial public offering on November 20, 2006, and currently trade on the NYSE Amex LLC (“NYSE Amex”) under the symbol “CEP”. Through subsidiaries, both PostRock Energy Corporation (NASDAQ: PSTR) (“PostRock”) and Exelon Corporation (NYSE: EXC) (“Exelon” or “EXC”), own a significant number of our units. As of March 31, 2012, Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. Constellation Energy Partners Holdings, LLC, or CEPH, a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

We are currently focused on the development and acquisition of oil and natural gas properties in the Black Warrior Basin in Alabama, the Cherokee Basin in Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Earnings per Unit

Basic earnings per unit (“EPU”) are computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. At March 31, 2012, we had 482,999 Class A units and 23,666,956 Class B common units outstanding. Of the Class B common units, 779,226 units are restricted unvested common units granted and outstanding.

The following table presents earnings per common unit amounts:

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2012
Basic EPU:
Income (loss) allocable to unitholders	$5,885	24,186,724	$0.24
Diluted EPU:
Income (loss) allocable to unitholders	$5,885	24,186,724	$0.24

	Income	Units	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2011
Basic EPU:
Income (loss) allocable to unitholders	$(5,152)	24,309,448	$(0.21)
Diluted EPU:
Income (loss) allocable to unitholders	$(5,152)	24,309,448	$(0.21)

3. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) that requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. The amended guidance was effective for us in the first quarter of 2012 and implementation of this guidance did not have a material impact on our financial statements or our disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement (together, the “new guidance”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements and was effective for interim and annual periods beginning on or after December 15, 2011. The amended guidance is effective for us in the first quarter of 2012 and implementation of this guidance did not have a material impact on our financial statements or our disclosures.

4. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

As of March 31, 2012, we have hedged a portion of our expected natural gas and oil sales from currently producing wells through December 2015 and entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $93.0 million of our outstanding debt for various maturities extending through November 2014. All of our derivatives were accounted for as mark-to-market activities as of March 31, 2012. See Note 13 for additional information.

For the three months ended March 31, 2012 and 2011, we recognized mark-to-market gains of approximately $6.6 million and mark-to-market losses of approximately $10.1 million, respectively, in connection with our commodity derivatives. For the three months ended March 31, 2012 and 2011, we recognized a mark-to-market gain of approximately $0.1 million and a gain of $0.7 million, respectively, in connection with our interest rate derivatives. At March 31, 2012 and December 31, 2011, the fair value of our derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $43.2 million and a net asset of approximately $37.2 million, respectively.

Accumulated Other Comprehensive Income

Prior to the first quarter of 2009, we accounted for certain of our commodity derivatives as cash flow hedging activities. The value of the cash flow hedges included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets was an unrecognized gain of approximately $4.7 million and $5.4 million at March 31, 2012 and December 31, 2011, respectively. We expect that the unrecognized gain will be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the income statement in the following periods:

For the Quarter Ended	Commodity Derivatives	Non- performance Risk	Total AOCI
June 30, 2012	$1,928	$(66)	$1,862
September 30, 2012	1,722	(63)	1,659
December 31, 2012	1,271	(50)	1,221

Total	$4,921	$(179)	$4,742

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

•

Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1 which are either directly or indirectly observable as of the reporting date. Level 2 consists primarily of non-exchange traded commodity and interest rate derivatives.

•	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2. Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices, and an appropriate discount rate. Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates, and an appropriate discount rate. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At March 31, 2012	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$55,913	$—	$(12,327)	$43,586
Risk management liabilities	$—	$(12,690)	$—	$12,327	$(363)

Total net assets and liabilities	$—	$43,223	$—	$—	$43,223

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties. Amounts shown represent the impact of netting assets and liabilities with our counterparties for which the right of offset exists.

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At December 31, 2011	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$50,940	$—	$(13,054)	$37,886
Risk management liabilities	$—	$(13,718)	$—	$13,054	$(664)

Total net assets and liabilities	$—	$37,222	$—	$—	$37,222

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties. Amounts shown represent the impact of netting assets and liabilities with our counterparties for which the right of offset exists.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

We use observable market data or information derived from observable market data in order to determine the fair value amounts presented above. We currently use our reserve-based credit facility to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties. At March 31, 2012, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $0.8 million, of which $0.6 million was reflected as a decrease to our non-cash mark-to-market gain and $0.2 million was reflected as a reduction to our accumulated other comprehensive income. At March 31, 2011, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $0.8 million, of which $0.4 million was reflected as a decrease to our non-cash mark-to-market gain and $0.4 million was reflected as a reduction to our accumulated other comprehensive income.

Fair Value of Financial Instruments

As of March 31, 2012, we have interest rate swaps on $93.0 million of outstanding debt for various maturities extending through November 2014, various commodity swaps for 25,191,914 MMbtu of natural gas production through December 2014, various basis swaps for 14,672,414 MMbtu of natural gas production in the Cherokee Basin through December 2014, and various commodity swaps for 278,869 Bbls of oil production through December 2015. See Note 13 for additional information.

The following represents the fair value for our risk management assets and liabilities, as of March 31, 2012, and 2011, and December 31, 2011:

	Location of Asset/ (Liability) on Balance Sheet	Fair Value of Asset/ (Liability) on Balance Sheet (in 000’s)
Derivative Type		Quarter Ended March 31, 2012	Year Ended December 31, 2011
Commodity-MTM	Risk management assets-current	$31,341	$27,208
Commodity-MTM	Risk management assets-non-current	24,572	23,732

	Total gross assets	55,913	50,940

Commodity-MTM	Risk management assets-current	(6,726)	(6,925)
Commodity-MTM	Risk management assets-non-current	(889)	(1,325)
Commodity-MTM	Risk management liabilities-current	—	(378)
Commodity-MTM	Risk management liabilities-non-current	(363)	(286)
Interest Rate-MTM	Risk management assets-non-current	(4,712)	(4,804)

	Total gross liabilities	(12,690)	(13,718)

	Total net assets and liabilities	$43,223	$37,222

		Amount of Gain / (Loss) in Income (in 000’s)
Derivative Type	Location of Gain / (Loss) in Income	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$6,602	$(10,109)
Commodity-MTM	Natural gas sales	5,240	9,795
Commodity-MTM	Oil and liquids sales	89	—
Interest Rate-MTM	Interest expense-Gain/(Loss) from mark-to- market activities	92	670
Interest Rate-MTM	Interest expense	(492)	(536)

	Total	$11,531	$(180)

	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income - Effective
Derivative Type		Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Commodity-Cash Flow	Natural gas sales	$718	$724

	Total	$718	$724

At March 31, 2012, the carrying values of our cash, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature.

We believe the carrying value of long-term debt for our reserve-based credit facility approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms, which is a Level 2 measurement in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties. Our reserve-based credit facility is discussed in Note 5.

The carrying value and the fair market value of the unit-based awards granted under our unit-based compensation plans are discussed in Note 10.

5. DEBT

Reserve-Based Credit Facility

On June 3, 2011, we executed a second amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to November 13, 2013. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. As of March 31, 2012, the lenders and their percentage commitments in the reserve-based credit facility are The Royal Bank of Scotland plc (26.84%), BNP Paribas (21.95%), The Bank of Nova Scotia (21.95%), Societe Generale (14.63%), and ING Capital LLC (14.63%). On February 21, 2012, Wells Fargo & Company (“Wells Fargo”) announced it had agreed to purchase BNP Paribas’ energy lending business in the United States and that the purchase is subject to regulatory and other approvals and is expected to close in the second quarter of 2012. As of March 31, 2012, BNP Paribas was a lender with a 21.95% commitment in our reserve-based credit facility and was a counterparty to certain of our commodity and interest rate derivatives. We would accelerate the amortization of approximately $0.5 million of our $2.1 million in unamortized debt issue costs upon the close of Well Fargo’s purchase. See Note 13 for additional information.

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of March 31, 2012, our borrowing base was $125.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time. Our latest semi-annual borrowing base redetermination occurred during the second quarter of 2012. See Note 13 for additional information. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of March 31, 2012, no letters of credit were outstanding.

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

The reserve-based credit facility also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, guaranties not being valid under the reserve-based credit facility and a change of control. A change of control is generally defined as the occurrence of both of the following events: (i) wholly owned subsidiaries of Constellation Energy Group, Inc. are the owner of 20% or less of an interest in us (which has now occurred) and (ii) any person or group of persons acting in concert are the owner of more than 35% of an interest in us. If an event of default occurs, the lenders will be able to accelerate the maturity of the reserve-based credit facility and exercise other rights and remedies. The reserve-based credit facility contains a condition to borrowing and a representation that no material adverse effect (“MAE”) has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole. If a MAE were to occur, we would be prohibited from borrowing under the reserve-based credit facility and would be in default, which could cause all of our existing indebtedness to become immediately due and payable.

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of March 31, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. The reserve-based credit facility permits us to hedge our projected monthly production, provided that (a) for the immediately ensuing twelve month period, the volumes of production hedged in any month may not exceed our reasonable business judgment of the production for such month consistent with the application of petroleum engineering methodologies for estimating proved developed producing reserves based on the then-current strip pricing (provided that such projection shall not be more than 115% of the proved developed producing reserves forecast for the same period derived from the most recent reserve report of our petroleum engineers using the then strip pricing), and (b) for the period beyond twelve months, the volumes of production hedged in any month may not exceed the reasonably anticipated projected production from proved developed producing reserves estimated by our petroleum engineers. The reserve-based credit facility also permits us to hedge the interest rate on up to 90% of the then-outstanding principal amounts of our indebtedness for borrowed money.

The reserve-based credit facility contains no covenants related to PostRock’s or Exelon’s ownership in us.

Debt Issue Costs

As of March 31, 2012, our unamortized debt issue costs were approximately $2.1 million. These costs are being amortized over the life of the credit facility through November 2013.

Funds Available for Borrowing

As of March 31, 2012 and 2011, we had $98.4 million and $157.5 million, respectively, in outstanding debt under our reserve-based credit facility. As of March 31, 2012, we had $26.6 million in remaining borrowing capacity under the reserve-based credit facility. See Note 13 for additional information.

Compliance with Debt Covenants

At March 31, 2012, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of March 31, 2012, our actual Total Net Debt to annual Adjusted EBITDA ratio was 1.7 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 4.2 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 5.3 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

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

6. OIL AND NATURAL GAS PROPERTIES

Natural gas properties consist of the following:

	March 31, 2012	December 31, 2011
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$787,683	$785,089
Unproved property	1,329	1,321

Total property costs	789,012	786,410
Materials and supplies	1,531	1,243
Land	912	912

Total	791,455	788,565
Less: Accumulated depreciation, depletion, amortization and impairments	(526,748)	(522,480)

Natural gas properties and equipment, net	$264,707	$266,085

Depletion, depreciation, amortization and impairments consisted of the following:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(In 000’s)
DD&A of oil and natural gas-related assets	$4,416	$5,865
Asset Impairments	107	—

Total	$4,523	$5,865

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets

In March 2012, we recorded a total non-cash impairment charge of approximately $0.1 million to impair certain of our wells in the Woodford Shale. This impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. This report was based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 2 inputs in the fair value hierarchy. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected oil and natural gas prices and basis differentials, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates for the properties of 10.0%. The impairment was primarily caused by the impact of lower future oil and natural gas prices on future expected cash flows during the first quarter of 2012. After the impairments, the remaining net capitalized costs subject to impairment in the Woodford Shale is approximately $3.6 million. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the risk of lower future oil and natural gas prices. These asset impairments have no impact on our cash flows, liquidity position, or debt covenants.

Asset Sales

In the three months ended March 31, 2012, we sold our interests in 14 gross non-operated oil wells in Kansas and Nebraska for approximately $1.4 million in cash, resulting in no material gain or loss on the asset sale.

Useful Lives

Our furniture, fixtures, and equipment are depreciated over a life of one to five years, buildings are depreciated over a life of twenty years, and pipeline and gathering systems are depreciated over a life of twenty-five to forty years.

Exploration and Dry Hole Costs

Our exploration and dry hole costs were none and $0.1 million in the three months ended March 31, 2012 and 2011, respectively. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties.

7. RELATED PARTY TRANSACTIONS

Unit Ownership

Both PostRock and Exelon, through subsidiaries, own a portion of our outstanding units. As of March 31, 2012, CEPM, a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. CEPH, a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

Class C Management Incentive Interests

CEPH, a subsidiary of Exelon, holds the Class C management incentive interests in CEP. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our limited liability company agreement) has been achieved and certain other tests have been met. None of these applicable tests have yet to be met and CEPH has not been entitled to receive any management incentive interest distributions.

8. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, we are subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation and lawsuits. As of March 31, 2012, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

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

The following table is a reconciliation of the ARO:

	For the Quarter Ended March 31, 2012	For the Year Ended December 31, 2011
	(In 000’s)
Asset retirement obligation, beginning balance	$14,047	$13,024
Liabilities incurred from acquisition of the properties	—	—
Liabilities incurred	14	143
Liabilities settled	(3)	(27)
Revisions to prior estimates	—	—
Accretion expense	191	907

Asset retirement obligation, ending balance	$14,249	$14,047

Additional asset retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation. At March 31, 2012, and December 31, 2011, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.

10. UNIT-BASED COMPENSATION

We recognized approximately $0.3 million and $0.4 million of expense related to our unit-based compensation plans in the three months ended March 31, 2012, and March 31, 2011, respectively. As of March 31, 2012, we had approximately $2.4 million in unrecognized compensation expense related to our unit-based compensation plans expected to be recognized through the first quarter of 2015. See Note 13 for additional information.

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

Failure to achieve the threshold CEP unit price will result in no cash payout of the awards granted. The determination of the level of achievement and number of awards earned will be based on a calculation of CEP’s unit price at the end of the performance period. This price calculation will be based on the average of the closing daily prices for the final 20 trading days of the performance period. In addition, the executive unit-based awards will vest earlier if any of the following events occur: a “change of control,” a “PostRock ownership event,” death of the executive, delivery by the Company of a “disability notice” with respect to the executive, or an “involuntary termination” of the executive (with each of the foregoing terms having the corresponding definitions set forth in the respective employment agreement with the Company). The awards may vest earlier with respect to the other key employees under certain of these circumstances. Any cash payment will be made at the end of the performance period except in the case of certain change of control events, which may accelerate payment. The grants are accounted for in our financial statements as a liability-classified award with the fair value remeasured each reporting period until settlement. The carrying value and the fair market value of these awards was approximately $0.9 million and $0.7 million at the grant date and March 31, 2012, respectively, and is reported as a non-current liability on our balance sheet. We recognized approximately $0.1 million in non-cash compensation expenses related to the program for the year ended March 31, 2012. The program is intended to benefit our unitholders by focusing the recipient’s efforts on increasing our absolute unit price over the performance period.

11. DISTRIBUTIONS TO UNITHOLDERS

Distributions through March 31, 2012

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For the quarter ended December 31, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. See Note 13 for additional information.

Distributions through March 31, 2011

For the quarter ended March 31, 2011, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

12. MEMBERS’ EQUITY

2012 Equity

At March 31, 2012, we had 482,999 Class A units and 23,666,956 Class B common units outstanding, which included 99,369 unvested restricted common units issued under our Long-Term Incentive Plan and 679,857 unvested restricted common units issued under our 2009 Omnibus Incentive Compensation Plan.

At March 31, 2012, we had granted 315,221 common units of the 450,000 common units available under our Long-Term Incentive Plan. Of these grants, 215,852 have vested.

At March 31, 2012, we had granted 1,327,357 common units of the 1,650,000 common units available under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 647,500 have vested.

For the three months ended March 31, 2012, 78,131 common units have been tendered by our employees for tax withholding purposes. These units, costing approximately $0.2 million, have been returned to their respective plan and are available for future grants.

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

13. SUBSEQUENT EVENTS

The following subsequent events have occurred between March 31, 2012, and May 9, 2012:

Distribution

Our board of managers has suspended the quarterly distribution to our unitholders for the quarter ended March 31, 2012, which continues the suspension we first announced in June 2009.

Borrowing Base Redetermination

On April 20, 2012, we announced that our lenders had completed a semi-annual review of our borrowing base pursuant to the terms of our reserve-based credit facility. Based on this review, the borrowing base was set by the lenders at $90.0 million.

Borrowings outstanding under our reserve-based credit facility as of May 9, 2012, total $88.4 million, leaving us with $1.6 million in borrowing capacity.

Derivative and Financial Instruments

We enter into hedging arrangements to reduce the impact of changes in the LIBOR interest rate on interest payments on outstanding debt. On April 13, 2012, we liquidated an outstanding interest rate swap at a cost of approximately $0.3 million. We currently have the following outstanding interest rate swaps that fix the LIBOR rate on $87.0 million of our outstanding debt:

Maturity Date	Total Debt Hedged	LIBOR Fixed Rate
	(in 000’s)
August 20, 2014	$11,000	2.370%
September 20, 2014	$31,000	2.520%
October 19, 2014	$23,500	2.680%
October 22, 2014	$7,500	2.610%
November 20, 2014	$14,000	2.535%

Unit-Based Compensation—Long-term Incentives Granted in 2012

On April 5, 2012, the compensation committee and board of managers made performance-based grants under our 2009 Omnibus Incentive Compensation Plan to our named executive officers and service-based grants to certain other key employees. The cash-based performance grants made to our named executive officers will be paid based on actual performance relative to pre-determined, equally weighted 2012 goals for natural gas and oil and natural gas liquids production. The awards contain a threshold, target and maximum payout level. No award payouts will be made for actual performance below a threshold level. For performance within the target range, award payouts will be made at 100%. For actual performance at a maximum level, award payouts will be made at 200%. For actual performance between the threshold and target level and between the target and maximum levels, award payouts will be determined using a linear interpolation between the low and high ends of the target levels, respectively. Awards will be earned based upon confirmation of 2012 performance and will be 100% vested as of December 31, 2012. Payment of the earned awards will be made over two years – 50% at December 31, 2012 and 50% at December 31, 2013, except in the case of death, disability, Involuntary Termination or certain change of control events, which may accelerate payment. The target cash values of the grants are part of the target-level bonuses of the named executive officers under their Employment Agreements. The target cash payouts for the named executive officers total $2.1 million.

The pre-determined 2012 performance levels required for a payout are:

Performance Level	Payout %	Natural Gas Production (weighted 50%)	Oil/NGL Production (weighted 50%)
Maximum	200%	at least 15.2 Bcf	at least 192 Mbbls
Target	100%	from 11.4 Bcf to 14.0 Bcf*	from 144 Mbbls to 176 Mbbls*
Threshold	50%	at least 10.2 Bcf	at least 128 Mbbls

*	Achievement of the performance metric anywhere within this range will result in a payout of 100% of the cash value, with a linear interpolation between the threshold performance level and the low end of the target range performance level and between the high end of the target range performance level and the maximum performance level, respectively.

The service-based grants made to certain other key employees (other than the named executive officers) under our 2009 Omnibus Incentive Compensation Plan total approximately $1.3 million. The grants, which will be settled in cash, vest 50% on December 31, 2012, and 50% on December 31, 2013, except in the case of an involuntary termination upon certain change of control events, which may accelerate payment for certain key employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in our most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed in 2005 to acquire oil and natural gas properties. Our oil and natural gas reserves are located in the Black Warrior Basin of Alabama, the Cherokee Basin of Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas. Our current primary business objective is to create long-term value and to generate stable cash flows allowing us to make quarterly distributions to our unitholders. We plan to achieve our objective by executing our business strategy, which is to:

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

Unless the context requires otherwise, any reference in this Quarterly Report on Form 10-Q to “Constellation Energy Partners,” “we,” “our,” “us,” “CEP,” or the “Company” means Constellation Energy Partners LLC and its subsidiaries. References in this Quarterly Report on Form 10-Q to “PostRock” and “CEPM” are to PostRock Energy Corporation and its subsidiary Constellation Energy Partners Management, LLC, respectively. References in this Quarterly Report on Form 10-Q to “Exelon” and “EXC” are to Exelon Corporation. References in this Quarterly Report on Form 10-Q to “CEPH” are to Constellation Energy Partners Holdings, LLC, a subsidiary of Exelon. References in this Quarterly Report on Form 10-Q to “Constellation,” “CCG,” and “CHI” are to Constellation Energy Group, Inc., Constellation Energy Commodities Group, Inc., and Constellation Holdings, Inc., respectively.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
	(In 000’s)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$5,885	$(5,152)
Adjusted by:
Interest expense/(income), net	1,619	1,852
Depreciation, depletion and amortization	4,416	5,865
Asset impairments	107	—
Accretion expense	191	226
(Gain)/Loss on sale of assets	4	7
Exploration costs	—	131
Unit-based compensation programs	287	373
(Gain)/Loss on mark-to-market activities	(6,602)	10,109

Adjusted EBITDA	$5,907	$13,411

We anticipate that our 2012 capital expenditures could allow us to maintain our 2012 production at relatively the same level as in 2011. As we return capital spending to maintenance levels, our lower outstanding debt, combined with our operational performance, reductions in our operating expenses and the success of our capital expenditure program, may allow us to consider the reinstatement of a cash distribution to unitholders in 2012. The decision to reinstate any future quarterly distributions will consider, among other things, our outstanding borrowings and the borrowing base under our reserve-based credit facility and cash reserves that are set by our board of managers for the proper conduct of our business. Some of the additional factors that could influence this decision include the renewal or replacement of our reserve-based credit facility and the level of commodity prices at that time.

Significant Operational Factors

•

Realized Prices. Our average realized price for the three months ended March 31, 2012, was $5.32 per Mcfe including hedge settlements and $3.44 per Mcfe excluding hedge settlements. After deducting the cost of sales associated with third party gathering, our average realized prices were $5.20 per Mcfe including hedge settlements and $3.32 per Mcfe excluding hedge settlements.

•

Production. Our production for the three months ended March 31, 2012, was approximately 3.2 Bcfe, or an average of 35,451 Mcfe per day, compared with approximately 3.4 Bcfe, or an average of 38,044 Mcfe per day, for the three months ended March 31, 2011. This 2012 production is lower than the production for the same period in 2011 because of the natural production declines associated with our existing wells and the impact of new production from our 2012 drilling programs being delivered as wells are completed later during 2012.

•

Capital Expenditures and Drilling Results. During the first quarter of 2012, we spent approximately $2.7 million in cash capital expenditures, primarily consisting of development expenditures focused on oil completions in the Cherokee Basin. We have completed 5 net wells and 12 net recompletions in the Cherokee Basin during the first quarter of 2012 and have 38 net wells in progress.

•

Hedging Activities. As of March 31, 2012, all of our commodity and interest rate derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2012, the unrealized non-cash mark-to-market gain for our commodity derivatives was approximately $6.6 million as compared to an unrealized non-cash mark-to-market loss of $10.1 million for the same period in 2011. These non-cash mark-to-market gains in 2012 are primarily a result of lower future expected natural gas prices.

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

•	Debt Reduction. At March 31, 2012, we had $98.4 million in outstanding debt. Through May 9, 2012, we reduced our outstanding debt from a high of $220.0 million in 2009 to $88.4 million or by 59.8%.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the three months ended	For the three months ended	2012 Vs 2011 Variance
	March 31, 2012	March 31, 2011	$	%
Revenues:
Natural gas sales	$12,940	$22,666	$(9,726)	(42.9)%
Oil and liquids sales	3,280	2,081	1,199	57.6%
Gain / (Loss) from mark-to-market activities	6,602	(10,109)	16,711	(165.3)%
Other	938	1,166	(228)	(19.6)%

Total revenues	23,760	15,804	7,956	50.3%

Operating expenses:
Lease operating expenses	6,761	7,420	(659)	(8.9)%
Cost of sales	385	519	(134)	(25.8)%
Production taxes	548	771	(223)	(28.9)%
General and administrative expenses	3,941	4,223	(282)	(6.7)%
Exploration costs	—	131	(131)	(100.0)%
(Gain) /loss on sale of assets	4	7	(3)	(42.9)%
Depreciation, depletion and amortization	4,416	5,865	(1,449)	(24.7)%
Asset impairments	107	—	107	—
Accretion expenses	191	226	(35)	(15.5)%

Total operating expenses	16,353	19,162	(2,809)	(14.7)%

	For the three months ended	For the three months ended	2012 Vs 2011 Variance
	March 31, 2012	March 31, 2011	$	%
Other expenses (income):
Interest expense	1,711	2,523	(812)	(32.2)%
Interest expense (Gain)/loss from mark-to-market activities	(92)	(670)	578	(86.3)%
Interest income	—	(1)	1	(100.0)%
Other (income) expense	(97)	(58)	(39)	67.2%

Total other expenses (income)	1,522	1,794	(272)	(15.2)%

Total expenses	17,875	20,956	(3,081)	(14.7)%

Net income (loss)	$5,885	$(5,152)	$11,037	214.2%

Net production:
Natural gas production (MMcf)	3,049	3,276	(227)	(6.9)%
Oil and liquids production (MBbl)	29	25	4	16.0%
Total production (MMcfe)	3,226	3,424	(198)	(5.8)%
Average daily production (Mcfe/d)	35,451	38,044	(2,593)	(6.8)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.55	$7.27	$(2.72)	(37.4)%
Natural gas price per Mcf without hedge settlements	$2.60	$4.06	$(1.46)	(36.0)%
Oil and liquids price per Bbl with hedge settlements	$113.10	$84.59	$28.51	33.7%
Oil and liquids price per Bbl without hedge settlements	$110.03	$84.59	$25.44	30.1%
Total price per Mcfe with hedge settlements	$5.32	$7.57	$(2.25)	(29.7)%
Total price per Mcfe without hedge settlements	$3.44	$4.50	$(1.06)	(23.6)%
Average unit costs per Mcfe:
Field operating expenses (a)	$2.27	$2.39	$(0.12)	(5.0)%
Lease operating expenses	$2.10	$2.17	$(0.07)	(3.2)%
Production taxes	$0.17	$0.23	$(0.06)	(26.1)%
General and administrative expenses	$1.22	$1.23	$(0.01)	(0.8)%
General and administrative expenses w/o unit-based compensation	$1.14	$1.14	$0.00	0.0%
Depreciation, depletion and amortization	$1.37	$1.71	$(0.34)	(19.9)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Oil and natural gas sales. Oil and natural gas sales decreased $8.7 million, or 33.8%, to $17.2 million for the three months ended March 31, 2012 as compared to $25.9 million for the same period in 2011. Of this decrease, $0.9 million was attributable to decreased natural gas production volumes partially offset by higher oil production volumes, while $3.4 million was attributable to lower market prices for our natural gas production partially offset by higher market prices for our oil production and by $4.4 million in lower cash hedge settlements from our hedge program. Production for the three months ended March 31, 2012 was 3.2 Bcfe, which was 0.2 Bcfe lower than the same period in 2011. Of the decrease, 0.2 Bcfe was associated with our properties in the Cherokee Basin, partially offset by increased oil production from our properties in the Central Kansas Uplift. Production from our Black Warrior Basin and Woodford Shale properties remained level. Due to the decrease in the level of our drilling activities during the past two years, our maintenance drilling programs have not been sufficient to offset the natural decline rate of production associated with our existing wells. We hedged approximately 69% of our actual production through March 31, 2012, and approximately 75% of our actual production during the same period in 2011.

Cash hedge settlements received for our commodity derivatives were approximately $6.0 million for the three months ended March 31, 2012. Cash hedge settlements received for our commodity derivatives were approximately $10.5 million for the three months ended March 31, 2011. This difference is primarily due to our lower hedged prices and hedged volumes in 2012, offset by the impact of lower market prices for natural gas during 2012.

As discussed below, the gain from our unrealized non-cash mark-to-market activities increased $16.7 million for the three months ended March 31, 2012, as compared to the same period in 2011. Our realized prices before our hedging program decreased from 2011 to 2012 primarily due to net lower market prices for our natural gas production. This was offset by our hedging program and the mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. All of our derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2012, the unrealized non-cash mark-to-market gain was approximately $6.6 million as compared to an unrealized non-cash $10.1 million loss for the same period in 2011. The 2012 non-cash gain represents approximately $7.2 million from the impact of lower than expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $0.6 million reduction for non-performance risk related to our counterparties. The 2011 non-cash loss represented approximately $10.5 million from the impact of lower than expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $0.4 million reduction for non-performance risk related to our counterparties.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended March 31, 2012, lease operating expenses decreased $0.7 million, or 8.9%, to $6.7 million, compared to expenses of $7.4 million for the same period in 2011. This decrease in lease operating expenses is primarily related to $0.5 million in lower expenses in the Cherokee Basin and $0.2 million in lower expenses in the Black Warrior Basin, while our Woodford Shale properties remained flat. By category, our lease operating expenses were lower in 2012 as compared to 2011 by $0.7 million because of decreases of $0.3 million in road and lease maintenance, $0.2 million in gas compression, $0.1 million in labor costs and $0.1 million in insurance.

For the three months ended March 31, 2012, per unit lease operating expenses were $2.10 per Mcfe compared to $2.17 per Mcfe for the same period in 2011. This decrease is attributable to a decrease in total spending of 8.9% in 2012 as compared to the same period in 2011, offset by a 5.8% lower production in 2012 as compared to the same period in 2011.

For the three months ended March 31, 2012, production taxes decreased $0.2 million, or 28.9%, to $0.6 million, compared to expenses of $0.8 million for the same period in 2011. This decrease was primarily the result lower market prices for natural gas in 2012 and by the impact of production taxes on 0.2 Bcfe in lower production in 2012, offset by higher market prices for oil in 2012.

Cost of sales. For the three months ended March 31, 2012, cost of sales decreased by $0.1 million, or 25.8%, to $0.4 million, compared to $0.5 million for the same period in 2011. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower production volumes and lower market prices for natural gas, as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations.

General and administrative expenses decreased $0.3 million, or 6.7%, to $3.9 million for the three months ended March 31, 2012, as compared to $4.2 million for the same period in 2011. Our general and administrative expenses were lower in 2012 as compared to 2011 because of $0.3 million in lower legal, consulting, and professional services and $0.1 million in lower non-cash unit-based compensation expenses, offset by $0.1 million in higher board of managers compensation for our Class A managers.

Our per unit costs were $1.22 per Mcfe for the three months ended March 31, 2012 compared to $1.23 per Mcfe for the same period in 2011. This decrease is attributable to a decrease in total spending of approximately $0.3 million offset by 0.2 Bcfe in lower production.

Exploration Costs. Exploration costs decreased $0.1 million, or 100.0%, to none for the three months ended March 31, 2012, as compared to $0.1 million for the same period in 2011. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties. The decrease of $0.1 million in 2012 is primarily as the result of lower lease abandonments in the Cherokee Basin and there were no dry holes in 2012, while there was one dry hole in 2011.

Gain/loss on sale of asset. Our gain/loss on the sale of assets decreased less than $0.01 million, or 42.9%, to less than a $0.01 million loss for the three months ended March 31, 2012, as compared to a loss of less than $0.01 million for the same period in 2011. In 2012, we sold 14 wells in the Central Kansas Uplift surplus equipment at a loss of less than $0.01 million. In 2011, we sold surplus equipment at a loss of less than $0.01 million.

Depreciation, depletion and amortization expense and Asset Impairments. Depreciation, depletion and amortization expenses include the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production. Assuming everything else remains unchanged, as natural gas production changes, depletion would change in the same direction.

Our depreciation, depletion and amortization expense for the three months ended March 31, 2012 was $4.4 million, or $1.37 per Mcfe, compared to $5.9 million, or $1.71 per Mcfe, for the same period in 2011. This decrease in 2012 depreciation, depletion, and amortization reflects the increase in our reserve base at December 31, 2011, primarily due to increased oil reserves as a result of our successful drilling programs and reserve revisions as a result of lower operating expenses in the Cherokee Basin, increased capital expenditures incurred for our development drilling programs in 2012 and a 0.2 Bcfe decrease in production volumes during 2012 as compared to 2011. We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we will use our 2011 reserve report to calculate our depletion rate during the first three quarters of 2012 and will use our 2012 reserve report to record our depletion in the fourth quarter of 2012.

Our asset impairments for the year ended March 31, 2012 were $0.1 million, compared to none for the same period in 2011. Our non-cash impairment charges in 2012 were approximately $0.1 million to impair certain of our wells in the Woodford Shale. This impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. The impairment was primarily caused by the impact of lower future natural gas prices during the first quarter of 2012 on future expected cash flows.

Interest expense. Interest expense for the three months ended March 31, 2012 decreased $0.3 million to $1.6 million as compared to approximately $1.9 million in interest expense for the same period in 2011. This decrease was primarily due to $0.6 million in higher non-cash mark-to-market gains on our interest rate swaps that are accounted for as mark-to-market activities, lower interest rate swap settlements of $0.1 million and lower amortization of debt issue costs of $0.8 million, while capitalized interest essentially remained level during 2012 as compared to the same period in 2011. During 2011, we used our excess operating cash flow to reduce our total debt. At March 31, 2012, we had an outstanding balance under our reserve-based credit facility of $98.4 million as compared to $157.5 million at March 31, 2011. The average interest rate on our outstanding debt was approximately 5.7% in 2012 compared to 4.9% in 2011. We use interest rate swaps to reduce our exposure to changes in the LIBOR rate. As we reduce our outstanding debt balance to the level of, or lower than, the $93.0 million in outstanding interest rate swaps, our cash interest costs for our effective LIBOR rate would begin to approximate the cash settlements on our interest rate swaps.

Interest income. Interest income for the three months ended March 31, 2012, was less than $0.01 million as compared to less than $0.01 million for the same period in 2011. During 2012, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflected the fair market value of certain of our previously designated cash flow hedge positions. At March 31, 2012, the balance was an unrealized gain of $4.7 million compared to an unrealized gain of $5.4 million at December 31, 2011. This decrease reflects the amortization to earnings for the derivative positions that were previously accounted for as cash flow hedges that have cash settled during the first three months of 2012.

Our Accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $0.7 million for the three months ended March 31, 2012, and as an unrealized loss of $0.7 million for the same period in 2011. This loss reflects the settlements during 2012 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance in accumulated other comprehensive income (loss) will be amortized to earnings as the positions settle by December 2012.

Liquidity and Capital Resources

During 2011 and through May 9, 2012, we utilized our cash flow from operations as our primary source of capital. Our primary use of capital during this time was for the reduction of outstanding debt and the development of existing oil and natural gas properties within our asset base.

Based upon our current business plan for 2012, we anticipate that we will continue to generate sufficient operating cash flows to meet our working capital needs and fund a planned capital expenditure program that could maintain our total production relatively level with our production in 2011. Further, our business plan may allow us to consider the reinstatement of a quarterly distribution to our unitholders in 2012. The decision to reinstate any future quarterly distributions will consider, among other things, our outstanding borrowings and the borrowing base under our reserve-based credit facility and cash reserves that are set by our board of managers for the proper conduct of our business. Some of the additional factors that could influence this decision include the renewal or replacement of our reserve-based credit facility and the level of commodity prices at that time. Any future quarterly distributions must be approved by our board of managers. We will be monitoring the capital resources available to us to meet our future financial obligations and our planned 2012 capital expenditures. Our current expectation is that we will manage our business to operate within the cash flows that are generated. We expect that our 2012 capital expenditures will range between approximately $15.0 million and $19.0 million. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. We routinely monitor and adjust our capital expenditures and operating expenses in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. Based upon current oil and natural gas price expectations, our existing hedge positions and expected production levels in 2012, we anticipate that our cash flow from operations can meet any planned capital expenditures and other cash requirements for the next twelve months without increasing our debt or issuing additional equity securities, although we may raise additional capital if conditions warrant an acceleration of growth opportunities. Future cash flows and our borrowing capacity are subject to a number of variables, including the level of oil and natural gas production, the market prices for those products and our hedge positions. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our reduced debt level, planned levels of capital expenditures, operating expenses, or any cash distributions that we may make to unitholders.

During the first quarter of 2012, the market price for natural gas has declined to the lowest level in ten years due to a record level of natural gas in storage, significant supply growth and a warmer than normal winter, while oil prices have remained at historically high levels due to strong worldwide demand for crude oil products and tensions in the Middle East. We have a significant amount of our natural gas production hedged for 2012 through 2014 and our oil production hedged from 2012 through 2015. Our results will not be fully impacted by significant increases or decreases in oil and natural gas prices because of our hedging program. For 2012, we forecast total net production of between 13.3 Bcfe and 14.1 Bcfe. With the additional hedges we added in March 2012, we have hedged approximately 78% of the midpoint of this forecast, including hedges for the balance of 2012 on 5.0 Bcfe of our Mid-Continent natural gas production at an average price, including basis, of $4.73 per Mcfe, 3.0 Bcfe of our remaining natural gas production at an average price of $5.27 per Mcfe, and 67 MBbl of our oil production at an average price of $103.38 per barrel. This hedge position locks in a significant portion of our expected operating cash flows for 2012, although we are still exposed to increases or decreases in oil and natural gas prices on our unhedged volumes. In the event of inflation increasing drilling and service costs, our hedging program will also limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending or operating expense levels.

Sources of Debt and Equity Financing

Our reserve-based credit facility currently provides a limited availability to finance future maintenance capital expenditures and other working capital needs. During the first three months of 2012, we did not borrow any additional daily, short-term or long-term amounts under our reserve-based credit facility. As of May 9, 2012, the borrowing base under our reserve-based credit facility was $90.0 million and we had $88.4 million of debt outstanding under the facility, leaving us with $1.6 million in unused borrowing capacity. Our current reserve-based credit facility is subject to future borrowing base redeterminations and will have to be renewed or replaced before its maturity in November 2013. Our reserve-based credit facility is discussed below in further detail.

In the first quarter of 2011, we filed a shelf registration statement with the SEC to register up to $500 million of debt or equity securities to repay or refinance outstanding debt and to fund working capital, capital expenditures and any acquisitions. This registration statement will expire in two years. As a smaller reporting company, any sales of securities under our shelf registration statement during the preceding rolling 12 months is limited to one-third of our public float. Our public float is calculated by multiplying the highest closing price of our Class B common units within the last 60 days by the number of outstanding Class B common units held by non-affiliates, currently including PostRock. There is no guarantee that securities can or will be issued under the registration statement or that conditions in the financial markets would be supportive of an issuance of such securities by us.

Reserve-based credit facility

On June 3, 2011, we executed a second amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to November 13, 2013. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. As of May 9, 2012, the lenders and their percentage commitments in the reserve-based credit facility are The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank N.A. (21.95%), The Bank of Nova Scotia (21.95%), Societe Generale (14.63%), and ING Capital LLC (14.63%).

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of May 9, 2012, our borrowing base was $90.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of May 9, 2012, no letters of credit were outstanding.

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

In addition, we are required to maintain (i) a ratio of Total Net Debt (defined as Debt (generally indebtedness permitted to be incurred by us under the reserve-based credit facility) less Available Cash (generally, cash, cash equivalents, and cash reserves of the Company)) to Adjusted EBITDA (generally, for any period, the sum of consolidated net income for such period plus (minus) the following expenses or charges to the extent deducted from consolidated net income in such period: interest expense, depreciation, depletion, amortization, write-off of deferred financing fees, impairment of long-lived assets, (gain) loss on sale of assets, exploration costs, (gain) loss from equity investment, accretion of asset retirement obligation, unrealized (gain) loss on derivatives and realized (gain) loss on cancelled derivatives, and other similar charges) of not more than 3.50 to 1.0; (ii) Adjusted EBITDA to cash interest expense of not less than 2.5 to 1.0; and (iii) consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt (to the extent such payments are not past due), of not less than 1.0 to 1.0, all calculated pursuant to the requirements under SFAS 133 and SFAS 143 (including the current liabilities in respect of the termination of oil and natural gas and interest rate swaps). All financial covenants are calculated using our consolidated financial information. The reserve-based credit facility also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, guaranties not being valid under the reserve-based credit facility and a change of control. A change of control is generally defined as the occurrence of both of the following events (i) wholly owned subsidiaries of Constellation Energy Group, Inc. are the owner of 20% or less of an interest in us (which has now occurred) and (ii) any person or group of persons acting in concert are the owner of more than 35% of an interest in us. If an event of default occurs, the lenders will be able to accelerate the maturity of the reserve-based credit facility and exercise other rights and remedies. The reserve-based credit facility contains a condition to borrowing and a representation that no material adverse effect (“MAE”) has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole. If a MAE were to occur, we would be prohibited from borrowing under the reserve-based credit facility and would be in default, which could cause all of our existing indebtedness to become immediately due and payable.

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of March 31, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

The reserve-based credit facility contains no covenants related to PostRock’s or Exelon’s ownership in us.

At March 31, 2012, we believe that we were in compliance with the financial covenants contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of March 31, 2012, our actual Total Net Debt to annual Adjusted EBITDA ratio was 1.7 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 4.2 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual quarterly Adjusted EBITDA to cash interest expense ratio was 5.3 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

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

We have hedging arrangements to reduce the impact of changes in the LIBOR interest rate on our interest payments for $87.0 million of the $88.4 million outstanding on our reserve-based credit facility at May 9, 2012. These positions are outlined below in “Cash Flow From Operations-Open Commodity Hedge Positions”.

Cash Flow from Operations

Our net cash flow provided by operating activities for the three months ended March 31, 2012 was $1.4 million, compared to net cash flow provided by operating activities of $8.1 million for the same period in 2011. This decrease in operating cash flow was primarily attributable to the impact of lower oil and natural gas sales of $8.8 million. This decrease in oil and natural gas sales is a result of $4.4 million in lower cash hedge settlements as a result of our hedge restructuring in 2011 which lowered our hedge price to approximately $5.75 per MMbtu, $3.4 million from lower market prices for natural gas offset by higher market prices for oil, and $0.9 million as a result of lower production volumes. The decrease in operating cash flows from lower oil and natural gas sales was partially offset by the impact of approximately $1.2 million in lower operating expenses, primarily as a result of lower total spending in both administrative and lease operating expenses and the impact of lower production taxes and cost of sales, and a $0.8 million net change in working capital and other items. Major changes in our working capital from 2011 to 2012 were impacted by lower accrued liabilities of $3.8 million, lower accounts receivable of $1.2 million, and lower royalty payables of $0.3 million, offset by increased other assets of $0.6 million, increased accounts payable of $0.1 million, and increased other liabilities of $0.2 million. Our accrued liabilities decreased with the payments associated with our 2011 incentive compensation programs. Our other assets increased as a result of establishing an escrow account related to a vendor dispute. Our accounts payable increased due to timing of invoice payments. Our receivables balance and our royalties payable balance both decreased due to lower production volumes for our estimated oil and natural gas sales and lower market prices for natural gas. The decrease in prepaid expenses primarily resulted from the timing of the payment for insurance expenses.

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

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2012			2,453,060	$5.48	2,821,945	$5.15	2,740,584	$5.22	8,015,589	$5.27
2013	2,571,577	$5.27	2,254,332	$5.57	2,193,682	$5.62	2,134,704	$5.65	9,154,295	$5.52
2014	2,082,454	$5.31	2,031,497	$5.36	1,978,427	$5.41	1,929,652	$5.45	8,022,030	$5.38

									25,191,914

MTM Fixed Price Basis Swaps– CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2012			1,851,025	$0.52	1,680,023	$0.54	1,462,286	$0.58	4,993,334	$0.54
2013	1,402,816	$0.39	1,335,077	$0.39	1,273,525	$0.39	1,223,985	$0.39	5,235,403	$0.39
2014	1,178,422	$0.39	1,133,022	$0.39	1,084,270	$0.39	1,047,963	$0.39	4,443,677	$0.39

									14,672,414

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2012			21,391	$103.06	20,151	$103.08	25,605	$103.88	67,147	$103.38
2013	23,937	$102.15	22,461	$102.13	21,127	$102.14	19,902	$102.14	87,427	$102.14
2014	18,748	$100.16	17,685	$100.20	16,680	$100.25	15,751	$100.30	68,864	$100.23
2015	14,942	$99.73	14,175	$99.76	13,469	$99.79	12,845	$99.81	55,431	$99.77

									278,869

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $1.2 million for the three months ended March 31, 2012, compared to $1.2 million for the same period in 2011. Our cash capital expenditures were $2.7 million in 2012, which primarily consisted of development expenditures in the Cherokee Basin and in the Black Warrior Basin. We have completed 5 net wells and 12 net recompletions in the Cherokee Basin during the first quarter of 2012 and have 38 net wells in progress. We also sold 14 wells in the Central Kansas Uplift for $1.4 million during the first quarter of 2012 and received approximately $0.1 million in distributions from an equity affiliate.

Our cash capital expenditures were $1.6 million in 2011, which primarily consisted of development expenditures in the Cherokee Basin and in the Black Warrior Basin. We also received $0.3 million in post-closing adjustments related to our acquisition of oil properties in the Central Kansas Uplift and received approximately $0.1 million in distributions from an equity affiliate.

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

Financing Activities

Our net cash used by financing activities was $0.2 million for the three months ended March 31, 2012, compared to $7.9 million used by financing activities for the same period in 2011. We used $0.2 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation. At March 31, 2012, we had approximately $2.1 million in debt issue costs remaining to be amortized through November 2013.

We suspended our $0.13 per unit quarterly distributions to unitholders for the quarter ended June 30, 2009, through the quarter ended March 31, 2012, to reduce our outstanding indebtedness. For additional information on our distribution, refer below to “Outlook.”

Our net cash used by financing activities was $7.9 million for the three months ended March 31, 2011. During 2011, we used $7.5 million in operating cash flows to reduce our outstanding debt level. During the first quarter of 2011, we reduced our outstanding debt from $165.0 million to $157.5 million, or by 4.5%. We also used $0.3 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation. At March 31, 2011, we had approximately $3.2 million in debt issue costs remaining to be amortized through November 2012.

Contractual Obligations

At March 31, 2012, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	(in thousands)
	2012	2013	2014	2015	Thereafter	Total
Reserve-Based Credit Facility	$—	$98,400	$—	$—	$—	$98,400
Support Services Agreement	489	—	—	—	—	489
Offices Leases	424	408	422	451	301	2,006

Total	$913	$98,808	$422	$451	$301	$100,895

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 5.7% at March 31, 2012.

At March 31, 2012, our asset retirement obligation was approximately $14.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through May 9, 2012, we have not suffered any losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (“Macquarie”), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received a guarantee from Macquarie Bank Limited for up to $4.0 million in purchases through December 31, 2013. As of May 9, 2012, we have no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (“Scissortail”), a subsidiary of Copano Energy, L.L.C., purchases a portion of our natural gas production in Oklahoma and Kansas. As of May 9, 2012, we have no past due receivables from Scissortail.

ONEOK Energy Services Company, L.P.

ONEOK Energy Services Company, L.P. (“ONEOK”), a subsidiary of ONEOK, Inc., purchases a portion of our natural gas production in Oklahoma and Kansas. We have received a guarantee from ONEOK, Inc. for up to $3.0 million in purchases through November 30, 2012. As of May 9, 2012, we have no past due receivables from ONEOK.

J.P. Morgan Ventures Energy Corporation

J.P. Morgan Ventures Energy Corporation purchases the majority of our natural gas production in Alabama. The payment for the purchases is guaranteed by JP Morgan Chase & Company through June 30, 2014. As of May 9, 2012, we have no past due receivables from J.P. Morgan Ventures Energy Corporation.

Derivative Counterparties

As of May 9, 2012, all of our derivatives are with The Royal Bank of Scotland plc, Societe Generale, The Bank of Nova Scotia, ING Capital Markets LLC, and Wells Fargo Bank, N.A. These derivative counterparties are lenders, or affiliated with a lender, in our reserve-based credit facility. All of our derivatives are currently collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of May 9, 2012, each of these financial institutions has an investment grade credit rating. The Royal Bank of Scotland plc, and Societe Generale are on review for a possible downgrade by Moody’s Investor Service. However, it would take a multiple ratings downgrade for each of these banks to fall below investment grade.

Reserve-Based Credit Facility

As of May 9, 2012, the banks and their percentage commitments in our reserve-based credit facility are: The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank N.A. (21.95%), The Bank of Nova Scotia (21.95%), ING Capital LLC (14.63%), and Societe Generale (14.63%). As of May 9, 2012, each of these financial institutions has an investment grade credit rating.

Outlook

During 2012, we expect that our business will continue to be affected by the factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following key industry and economic trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Full Year 2012 Expected Results

Our 2012 business plan and forecast will be focused on potentially resuming our quarterly distribution to unitholders, prioritizing oil production in the execution of our capital program, actively managing our operating expenses and maintaining a debt balance relative to our existing borrowing base of our reserve-based credit facility. We currently expect our operating environment to be characterized by continued low natural gas prices and increasing cost pressures, including higher service costs and healthcare costs.

For 2012, we currently anticipate:

•

Our production to be between 13.3 Bcfe and 14.1 Bcfe, approximately 78% of which is currently hedged at prices that are attractive relative to the price levels we currently observe in the commodity markets.

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

•	Our operating cash flows to allow for an outstanding debt level relative to our existing borrowing base of $90.0 million.

•

Our quarterly distributions to our unitholders to be potentially resumed during 2012. The decision to reinstate any future quarterly distributions will consider, among other things, our outstanding borrowings and the borrowing base under our reserve-based credit facility and cash reserves that are set by our board of managers for the proper conduct of our business. Some of the additional factors that could influence this decision include the renewal or replacement of our reserve-based credit facility and the level of commodity prices at that time. All future quarterly distributions must be approved by our board of managers.

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

As of March 31, 2012, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on February 29, 2012. The policies disclosed included the accounting for oil natural gas properties, oil and natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2012, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) that requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. The amended guidance was effective for us in the first quarter of 2012 and implementation of this guidance did not have a material impact on our financial statements or our disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement (together, the “new guidance”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements and is effective for interim and annual periods beginning on or after December 15, 2011. The amended guidance was effective for us in the first quarter of 2012 and implementation of this guidance did not have a material impact on our financial statements or our disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators about how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Global Financial and Energy Markets

The U.S. economy continues to show signs of improvement, but the level of improvement has been insufficient to materially increase the demand for natural gas, which accounts for a majority of our production. Concurrently, the U.S. has had a warmer than normal winter, production from shale gas plays has increased the supply of natural gas and inventories of natural gas in storage remain at record high levels. As a result, future expected prices for natural gas remain depressed relative to the price levels observed at the time our assets were acquired. At the same time, oil prices have dramatically increased in part due to unrest in the Middle East.

We expect that our ability to issue debt and equity securities may continue to be limited over the next year. We also anticipate that the borrowing base of our reserve-based credit facility could be further reduced, particularly if future expected market prices for natural gas prices remain depressed or decline further or in the event of further reductions in credit availability by banks due to stress in the financial markets, including as a result of the debt crisis in Europe. We have suspended our cash distribution since June 2009 and lowered our maintenance capital spending in 2009, 2010, and 2011. This lower maintenance capital spending has resulted in declining production which lowered our future operating cash flows. We currently expect that our 2012 capital expenditures will be sufficient to maintain our production relatively level with our production in 2011. Until natural gas prices show signs of a sustained recovery, we anticipate that the majority of our capital spending will be focused on any oil opportunities in our existing asset base as well as our most capital efficient recompletion opportunities. If market prices for natural gas remain depressed or oil prices decrease, our future cash flows from operations will be reduced for our unhedged production. We continue to monitor the financial and energy markets to determine if we should further revise the timing and scope of our future drilling programs, financing activities, and acquisition activities to determine the impact of these activities on the potential reinstatement of our distributions to unitholders.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the NYMEX (Henry Hub) and Inside FERC prices for Southern Natural Gas Company (Louisiana) with respect to our properties in the Black Warrior Basin and the Inside FERC prices for CenterPoint Energy Gas Transmission (East), Natural Gas Pipeline Company of America (Midcontinent), the CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipe Line (Texas, Oklahoma) and Southern Star Central Gas Pipeline (Texas, Oklahoma, Kansas) with respect to our properties in the Cherokee Basin, the Inside FERC price for the CenterPoint Energy Gas Transmission (East) for our properties in the Woodford Shale, NYMEX West Texas Intermediate (Cushing, Oklahoma) for our oil production and the spot market prices applicable to all of our oil and natural gas production. Historically, pricing for oil and natural gas has been volatile and unpredictable and we expect this volatility to continue in the future. We are currently operating in an environment characterized by low natural gas prices which tends to lower the revenues that we realize on our unhedged natural gas production and limit the amount of operating cash flows available for maintenance capital expenditures, distributions to unitholders, or further debt reduction, if warranted. The prices we receive for oil and natural gas production depend on many factors outside our control, including weather, economic conditions, and the total supply of oil and natural gas available for sale in the market.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at March 31, 2012	$47,935	$40,115	$(7,820)	$55,755	$7,820

Interest Rate Risk

At March 31, 2012, the one-month LIBOR rate was 0.241%, the three-month LIBOR rate was 0.468%, and our applicable margin on LIBOR borrowings was 3.25%. At March 31, 2012, the ABR rate was 3.25%, and our applicable margin on ABR borrowings was 2.25%. At March 31, 2012, we had debt outstanding of $98.4 million. This entire amount incurred interest at a rate of a three-month LIBOR rates plus an applicable margin of 3.25% based on utilization during the three months ended March 31, 2012. We had no debt outstanding at the one-month LIBOR or ABR rates. At March 31, 2012, the carrying value and fair value of our debt is $98.4 million.

As of May 9, 2012, the borrowing base under our reserve-based credit facility was $90.0 million and we had $88.4 million of debt outstanding. As a result, the applicable margin on our outstanding borrowings is 3.50% based on utilitization as of May 9, 2012.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at March 31, 2012	$(4,712)	$(4,299)	$413	$(5,125)	$(413)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for $87.0 million of our outstanding debt balance of $88.4 million at May 9, 2012. If we reduce our outstanding debt balance to $87.0 million or lower, our cash interest costs for our effective LIBOR rate would begin to approximate the settlements on these interest rate swaps. At May 9, 2012, we have the following outstanding interest rate swaps that fix our LIBOR rate:

Maturity Date	Total Debt Hedged	LIBOR Fixed Rate
	(in 000’s)
August 20, 2014	$11,000	2.370%
September 20, 2014	$31,000	2.520%
October 19, 2014	$23,500	2.680%
October 22, 2014	$7,500	2.610%
November 20, 2014	$14,000	2.535%

Item 4. Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with CEP have been detected. These inherent limitations include error by personnel in executing controls due to faulty judgment or simple mistakes, which could occur in situations such as when personnel performing controls are new to a job function or when inadequate resources are applied to a process. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of CEP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012 (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on February 29, 2012. An investment in our Class B common units involves various risks. When considering an investment in us, careful consideration should be given to the risk factors described in our 2011 Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in us.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following documents are filed as a part of this Quarterly Report on Form 10-Q:

1.	Financial Statements:

Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the three months ended March 31, 2012 and March 31, 2011

Consolidated Balance Sheets – Constellation Energy Partners LLC at March 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the three months ended March 31, 2012 and March 31, 2011

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income – Constellation Energy Partners LLC for the three months ended March 31, 2012

Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description

*+10.6. —	Amendment to Amended and Restated Grant Agreement Relating to Unit-Based Awards - Executives

*31.1. —	Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2. —	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1. —	Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2. —	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS—	XRBL Instance Document

**101.SCH—	XRBL Schema Document

**101.CAL—	XRBL Calculation Linkbase Document

**101.LAB—	XRBL Label Linkbase Document

**101.PRE—	XRBL Presentation Linkbase Document

**101.DEF —	XRBL Label Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those actions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Constellation Energy Partners LLC, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC
(REGISTRANT)

Date: May 10, 2012	By	/s/ MICHAEL B. HINEY
Michael B. Hiney Chief Accounting Officer and Controller