Form 10-Q
period 2012-09-30
Constellation Energy Partners LLC
filed 2012-11-09
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Units outstanding on November 9, 2012: 23,689,068 units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
	(In 000’s)
ASSETS
Current assets
Cash	$9,522	$17,176
Accounts receivable	4,922	6,394
Prepaid expenses	1,058	1,243
Risk management assets (see Note 4)	16,279	20,283

Total current assets	31,781	45,096
Oil and natural gas properties (See Note 6)
Oil and natural gas properties, equipment and facilities	795,355	787,322
Material and supplies	1,699	1,243
Less accumulated depreciation, depletion, amortization, and impairments	(534,993)	(522,480)

Net oil and natural gas properties	262,061	266,085
Other assets
Debt issue costs (net of accumulated amortization of $7,439 at September 30, 2012 and $6,465 at December 31, 2011)	1,463	2,423
Risk management assets (see Note 4)	9,384	17,603
Other non-current assets	3,396	3,099

Total assets	$308,085	$334,306

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$1,219	$1,404
Accrued liabilities	7,417	10,638
Royalty payable	1,903	2,134
Risk management liabilities (see Note 4)	—	378

Total current liabilities	10,539	14,554
Other liabilities
Asset retirement obligation	14,726	14,047
Risk management liabilities (see Note 4)	412	286
Other non-current liabilities	604	99
Debt	88,400	98,400

Total other liabilities	104,142	112,832

Total liabilities	114,681	127,386

Commitments and contingencies (See Note 8)

Members’ equity
Class A units, 483,304 and 485,033 units authorized, issued and outstanding, respectively	3,844	4,030
Class B units, 24,124,378 and 24,124,378 units authorized, respectively, and 23,681,878 and 23,766,632 issued and outstanding, respectively	188,339	197,453
Accumulated other comprehensive income	1,221	5,437

Total members’ equity	193,404	206,920

Total liabilities and members’ equity	$308,085	$334,306

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In 000’s except unit data)
Revenues
Natural gas sales	$13,862	$22,829	$41,549	$111,915
Oil and liquids sales	2,791	2,795	8,971	7,702
Gain / (Loss) from mark-to-market activities (see Note 4)	(10,158)	5,819	(8,453)	(47,946)

Total revenues	6,495	31,443	42,067	71,671
Expenses:
Operating expenses:
Lease operating expenses	6,683	7,297	19,728	21,319
Cost of sales	287	640	923	1,701
Production taxes	495	847	1,552	2,278
General and administrative	4,076	4,548	11,808	12,783
Exploration costs	—	—	—	131
(Gain) / Loss on sale of assets	—	8	—	29
Depreciation, depletion, and amortization	4,412	5,863	13,186	17,621
Asset impairments	—	1,935	107	1,935
Accretion expense	192	228	575	680

Total operating expenses	16,145	21,366	47,879	58,477
Other expenses (income)
Interest expense	1,626	1,899	5,288	7,113
Interest expense-(Gain)/Loss from mark-to-market activities (see Note 4)	(92)	1,104	(697)	1,819
Interest (income)	—	(1)	(1)	(2)
Other expense (income)	(21)	(69)	(114)	(195)

Total other expenses / (income)	1,513	2,933	4,476	8,735

Total expenses	17,658	24,299	52,355	67,212

Net income (loss)	$(11,163)	$7,144	$(10,288)	$4,459

Change in fair value of commodity hedges	63	74	151	173
Cash settlement of commodity hedges	(1,722)	(1,748)	(4,367)	(4,432)

Other comprehensive income (loss)	(1,659)	(1,674)	(4,216)	(4,259)

Comprehensive income (loss)	$(12,822)	$5,470	$(14,504)	$200

Earnings (loss) per unit (see Note 2)
Earnings (loss) per unit—Basic	$(0.46)	$0.29	$(0.43)	$0.18
Units outstanding—Basic	24,169,012	24,259,018	24,171,669	24,280,385
Earnings (loss) per unit—Diluted	$(0.45)	$0.29	$(0.42)	$0.18
Units outstanding—Diluted	24,568,292	24,259,018	24,345,079	24,280,385
Distributions declared and paid per unit	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011
	(In 000’s)
Cash flows from operating activities:
Net income (loss)	$(10,288)	$4,459
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	13,186	17,621
Asset impairments (see Note 6)	107	1,935
Amortization of debt issuance costs	974	1,252
Accretion expense	575	680
Equity (earnings) losses in affiliate	(129)	(232)
(Gain) Loss from disposition of property and equipment	—	29
Bad debt expense	26	11
(Gain) Loss from mark-to-market activities	7,756	49,765
Unit-based compensation programs	1,187	1,024
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	—	—
(Increase) decrease in accounts receivable	1,445	456
(Increase) decrease in prepaid expenses	185	(199)
(Increase) decrease in other assets	(600)	(899)
Increase (decrease) in accounts payable	(185)	287
Increase (decrease) in accrued liabilities	(3,078)	(1,581)
Increase (decrease) in royalty payable	(231)	33
Increase (decrease) in other liabilities	505	152

Net cash provided by operating activities	11,435	74,793

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(75)	281
Development of oil and natural gas properties	(10,456)	(9,164)
Proceeds from sale of assets	1,505	97
Distributions from equity affiliate	150	365

Net cash used in investing activities	(8,876)	(8,421)

Cash flows from financing activities:
Members’ distributions	—	—
Proceeds from issuance of debt	—	—
Repayment of debt	(10,000)	(60,750)
Units tendered by employees for tax withholdings	(199)	(342)
Equity issue costs	—	(46)
Debt issue costs	(14)	(677)

Net cash used in financing activities	(10,213)	(61,815)

Net (decrease) increase in cash	(7,654)	4,557
Cash, beginning of period	17,176	7,892

Cash, end of period	$9,522	$12,449

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(43)	$2,054
Cash received during the period for interest	$1	$2
Cash paid during the period for interest	$(2,812)	$(4,077)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive	Total Members’
	Units	Amount	Units	Amount	Income (Loss)	Equity
	(In 000’s, except unit amounts)
Balance, December 31, 2011	485,033	$4,030	23,766,632	$197,453	$5,437	$206,920
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(1,822)	(4)	(89,271)	(195)	—	(199)
Change in fair value of commodity hedges	—	—	—	—	151	151
Cash settlement of commodity hedges	—	—	—	—	(4,367)	(4,367)
Unit-based compensation programs	93	24	4,517	1,163	—	1,187
Net income	—	(206)	—	(10,082)	—	(10,288)

Balance, September 30, 2012	483,304	$3,844	23,681,878	$188,339	$1,221	$193,404

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of, and for the period ended, September 30, 2012, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 1, 2012. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2012 financial statement presentation.

Constellation Energy Partners LLC (“CEP”, “we”, “us”, “our” or the “Company”) was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware. We completed our initial public offering on November 20, 2006, and currently trade on the NYSE MKT LLC (“NYSE MKT”) under the symbol “CEP”. Through subsidiaries, both PostRock Energy Corporation (NASDAQ: PSTR) (“PostRock”) and Exelon Corporation (NYSE: EXC) (“Exelon”), own a portion of our outstanding units. As of September 30, 2012, Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. Constellation Energy Partners Holdings, LLC (“CEPH”), a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

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

Earnings per Unit

Basic earnings per unit (“EPU”) are computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. At September 30, 2012, we had 483,304 Class A units and 23,681,878 Class B common units outstanding. Of the Class B common units, 760,754 units are restricted unvested common units granted and outstanding. We also have an additional 399,240 unvested Class B common units that have been granted but are subject to performance conditions which vest, if earned, on January 2, 2013.

The following table presents earnings per common unit amounts:

	Income	Weighted Average Units Outstanding	Per Unit Amount
	(In 000’s except unit data)
For the three months ended September 30, 2012
Basic EPU:
Income (loss) allocable to unitholders	$(11,163)	24,169,012	$(0.46)
Diluted EPU:
Income (loss) allocable to unitholders	$(11,163)	24,568,292	$(0.45)

	Income	Weighted Average Units Outstanding	Per Unit Amount
	(In 000’s except unit data)
For the nine months ended September 30, 2012
Basic EPU:
Income (loss) allocable to unitholders	$(10,288)	24,171,669	$(0.43)
Diluted EPU:
Income (loss) allocable to unitholders	$(10,288)	24,345,079	$(0.42)

	Income	Weighted Average Units Outstanding	Per Unit Amount
	(In 000’s except unit data)
For the three months ended September 30, 2011
Basic EPU:
Income (loss) allocable to unitholders	$7,144	24,259,018	$0.29
Diluted EPU:
Income (loss) allocable to unitholders	$7,144	24,259,018	$0.29

	Income	Weighted Average Units Outstanding	Per Unit Amount
	(In 000’s except unit data)
For the nine months ended September 30, 2011
Basic EPU:
Income (loss) allocable to unitholders	$4,459	24,280,385	$0.18
Diluted EPU:
Income (loss) allocable to unitholders	$4,459	24,280,385	$0.18

Cash

All highly liquid investments with original maturities of three months or less are considered cash. Checks-in-transit were $1.5 million at September 30, 2012, and $1.8 million at December 31, 2011 and are included in accounts payable in our consolidated balance sheets. We have also established an escrow account for $0.6 million related to a vendor dispute, which is included in other assets in our consolidated balance sheets at September 30, 2012, and December 31, 2011. This amount will remain in the escrow account until the dispute has been resolved.

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

4. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

As of September 30, 2012, we have hedged a portion of our expected natural gas and oil sales from currently producing wells through December 2015 and entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $87.0 million of our outstanding debt for various maturities extending through November 2014. All of our derivatives were accounted for as mark-to-market activities as of September 30, 2012.

For the nine months ended September 30, 2012 and 2011, we recognized mark-to-market losses of approximately $8.5 million and mark-to-market losses of approximately $47.9 million, respectively, in connection with our commodity derivatives. For the nine months ended September 30, 2012 and 2011, we recognized a mark-to-market gain of approximately $0.7 million and a mark-to-market loss of $1.9 million, respectively, in connection with our interest rate derivatives. At September 30, 2012 and December 31, 2011, the fair value of our derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $25.3 million and $37.2 million, respectively.

Accumulated Other Comprehensive Income

Prior to the first quarter of 2009, we accounted for certain of our commodity derivatives as cash flow hedging activities. The value of the cash flow hedges included in accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets was an unrecognized gain of approximately $1.2 million and $5.4 million at September 30, 2012 and December 31, 2011, respectively. We expect that the unrecognized gain will be reclassified from AOCI to the income statement in the following periods:

For the Quarter Ended	Commodity Derivatives	Non- performance Risk	Total AOCI
December 31, 2012	1,271	(50)	1,221

Total	$1,271	$(50)	$1,221

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At September 30, 2012	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$34,033	$—	$(8,370)	$25,663
Risk management liabilities	$—	$(8,782)	$—	$8,370	$(412)

Total net assets and liabilities	$—	$25,251	$—	$—	$25,251

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties. Amounts shown represent the impact of netting assets and liabilities with our counterparties for which the right of offset exists.

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At December 31, 2011	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$50,940	$—	$(13,054)	$37,886
Risk management liabilities	$—	$(13,718)	$—	$13,054	$(664)

Total net assets and liabilities	$—	$37,222	$—	$—	$37,222

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties. Amounts shown represent the impact of netting assets and liabilities with our counterparties for which the right of offset exists.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

We use observable market data or information derived from observable market data in order to determine the fair value amounts presented above. We currently use our reserve-based credit facility to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties. At September 30, 2012, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $0.2 million, of which $0.1 million was reflected as a decrease to our non-cash mark-to-market gain and $0.1 million was reflected as a reduction to our accumulated other comprehensive income. At September 30, 2011, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $0.6 million, of which $0.3 million was reflected as a decrease to our non-cash mark-to-market loss and $0.3 million was reflected as a reduction to our accumulated other comprehensive income.

Fair Value of Financial Instruments

As of September 30, 2012, we have interest rate swaps on $87.0 million of outstanding debt for various maturities extending through November 2014, various commodity swaps for 19,996,909 MMbtu of natural gas production through December 2014, various basis swaps for 11,141,366 MMbtu of natural gas production in the Cherokee Basin through December 2014, and various commodity swaps for 237,327 Bbls of oil production through December 2015.

The following represents the fair value for our risk management assets and liabilities, as of September 30, 2012, and December 31, 2011, and the amount of gains and losses recognized at September 30, 2012 and 2011:

	Location of Asset/ (Liability) on Balance Sheet	Fair Value of Asset/ (Liability) on Balance Sheet (in 000’s)
Derivative Type		Quarter Ended September 30, 2012	Year Ended December 31, 2011
Commodity-MTM	Risk management assets-current	$19,426	$27,208
Commodity-MTM	Risk management assets-non-current	14,607	23,732

	Total gross assets	34,033	50,940

Commodity-MTM	Risk management assets-current	(3,147)	(6,925)
Commodity-MTM	Risk management assets-non-current	(1,115)	(1,325)
Commodity-MTM	Risk management liabilities-current	—	(378)
Commodity-MTM	Risk management liabilities-non-current	(412)	(286)
Interest Rate-MTM	Risk management assets-non-current	(4,108)	(4,804)

	Total gross liabilities	(8,782)	(13,718)

	Total net assets and liabilities	$25,251	$37,222

		Amount of Gain / (Loss) in Income (in 000’s)
Derivative Type	Location of Gain / (Loss) in Income	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$(10,158)	$5,819
Commodity-MTM	Natural gas sales	5,934	7,625
Commodity-MTM	Oil and liquids sales	302	284
Interest Rate-MTM	Interest expense-Gain/(Loss) from mark-to- market activities	92	(1,104)
Interest Rate-MTM (a)	Interest expense	(460)	(533)

	Total	$(4,290)	$12,091

		Amount of Gain / (Loss) in Income (in 000’s)
Derivative Type	Location of Gain / (Loss) in Income	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$(8,453)	$(47,946)
Commodity-MTM	Natural gas sales	19,200	66,701
Commodity-MTM	Oil and liquids sales	426	284
Interest Rate-MTM	Interest expense-Gain/(Loss) from mark-to- market activities	697	(1,819)
Interest Rate-MTM (a)	Interest expense	(1,746)	(1,596)

	Total	$10,124	$15,624

	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income - Effective
Derivative Type		Quarter Ended September 30, 2012	Quarter Ended September 30, 2011
Commodity-Cash Flow	Natural gas sales	$1,722	$1,960

	Total	$1,722	$1,960

	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income - Effective
Derivative Type		Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Commodity-Cash Flow	Natural gas sales	$4,367	$2,684

	Total	$4,367	$2,684

(a)	These tables for 2011 reflect the impact of revising our September 30, 2011 quarterly data for a non-cash mark-to-market correction to interest expense. The net impact of this non-cash adjustment was a decrease to our interest expense in the amount of $0.3 million for the three months and $1.2 million for the nine months ended September 30, 2011, and a $(0.01) impact on earnings per unit for the three months and $(0.05) for the nine months ended September 30, 2011. This non-cash adjustment had been revised during the twelve months ended December 31, 2011. We have determined that the adjustment is not material to our consolidated financial statements for any of the 2011 quarterly periods affected or to the 2011 annual period.

At September 30, 2012, the carrying values of our cash, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature.

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

5. DEBT

Reserve-Based Credit Facility

On June 3, 2011, we executed a second amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to November 13, 2013. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. As of September 30, 2012, the lenders and their percentage commitments in the reserve-based credit facility are The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (“Wells Fargo”) (21.95%), The Bank of Nova Scotia (21.95%), Societe Generale (14.63%), and ING Capital LLC (14.63%).

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of September 30, 2012, we borrowed $88.4 million under our reserve-based credit facility and our borrowing base was $90.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time. Our latest semi-annual borrowing base redetermination occurred during the second quarter of 2012 and our outstanding balance at November 13, 2012, will become a current liability. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of September 30, 2012, no letters of credit were outstanding.

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

In addition, we are required to maintain (i) a ratio of Total Net Debt (defined as Debt (generally indebtedness permitted to be incurred by us under the reserve-based credit facility) less Available Cash (generally, cash, cash equivalents, and cash reserves of the Company)) to Adjusted EBITDA (generally, for any period, the sum of consolidated net income for such period plus (minus) the following expenses or charges to the extent deducted from consolidated net income in such period: interest expense, depreciation, depletion, amortization, write-off of deferred financing fees, impairment of long-lived assets, (gain) loss on sale of assets, exploration costs, (gain) loss from equity investment, accretion of asset retirement obligation, unrealized (gain) loss on derivatives and realized (gain) loss on cancelled derivatives, and other similar charges) of not more than 3.50 to 1.0; (ii) Adjusted EBITDA to cash interest expense of not less than 2.5 to 1.0; and (iii) consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt (to the extent such payments are not past due), of not less than 1.0 to 1.0, all calculated pursuant to the requirements under SFAS 133 and SFAS 143 (including the current liabilities in respect of the termination of oil and natural gas and interest rate swaps). All financial covenants are calculated using our consolidated financial information and are discussed below.

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

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of September 30, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

Debt Issue Costs

As of September 30, 2012, our unamortized debt issue costs were approximately $1.5 million. These costs are being amortized over the life of our reserve-based credit facility through November 2013.

Funds Available for Borrowing

As of September 30, 2012 and 2011, we had $88.4 million and $104.25 million, respectively, in outstanding debt under our reserve-based credit facility. As of September 30, 2012, we had $1.6 million in remaining borrowing capacity under our reserve-based credit facility.

Compliance with Debt Covenants

At September 30, 2012, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of September 30, 2012, our actual Total Net Debt to actual Adjusted EBITDA ratio was 2.5 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 1.6 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 6.7 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

If we are unable to remain in compliance with the financial covenants contained in our reserve-based credit facility or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of our reserve-based credit facility, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Extending or Refinancing our Reserve-Based Credit Facility

Our reserve-based credit facility matures on November 13, 2013. To the extent that we do not enter into an agreement to extend or refinance the due date of our reserve-based credit facility, the outstanding debt balance at November 13, 2012, will become a current liability. We are currently working with our syndicate of lenders to extend the due date of our reserve-based credit facility. The lenders have not yet committed to extend the due date of our credit facility, nor have they completed their semi-annual borrowing base redetermination. As of September 30, 2012, our outstanding debt was $88.4 million and our borrowing base was $90.0 million.

If we are unable to successfully extend the due date of our reserve-based credit facility and it becomes necessary to reduce debt by amounts that exceed our operating cash flows or our available cash, we could reduce capital expenditures, sell oil and natural gas properties, liquidate in-the-money derivative positions, reduce operating and administrative costs, or take additional steps to increase liquidity to repay the outstanding balance thereunder.

In the event we have not extended our reserve-based credit facility by either December 31, 2012, or by the time our 2012 Form 10-K is filed, and have not increased our liquidity, this may result in a violation of an affirmative covenant under our reserve-based credit facility and the lenders could call an event of default thereunder. The lenders could then accelerate all amounts outstanding under the terms of our reserve-based credit facility, such that our outstanding debt could become then due and payable.

6. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30, 2012	December 31, 2011
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$793,139	$785,089
Unproved property	1,304	1,321

Total property costs	794,443	786,410
Materials and supplies	1,699	1,243
Land	912	912

Total	797,054	788,565
Less: Accumulated depreciation, depletion, amortization and impairments	(534,993)	(522,480)

Oil and natural gas properties and equipment, net	$262,061	$266,085

Depletion, depreciation, amortization and impairments consist of the following:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(In 000’s)
DD&A of oil and natural gas-related properties and assets	$13,186	$17,621
Asset Impairments	107	1,935

Total	$13,293	$19,556

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets

In the first quarter of 2012, we recorded a total non-cash impairment charge of approximately $0.1 million to impair certain of our wells in the Woodford Shale. This impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. These non-cash charges are included in asset impairments in the Consolidated Statements of Operations and Comprehensive Income (Loss). This report was based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 2 inputs in the fair value hierarchy. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected oil and natural gas prices and basis differentials, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates for the properties of 10.0%. The impairment was primarily caused by the impact of lower future oil and natural gas prices on future expected cash flows during the first quarter of 2012. After the impairment, the remaining net capitalized costs subject to impairment in the Woodford Shale is approximately $3.6 million. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the risk of lower future oil and natural gas prices. This asset impairment has no impact on our cash flows, liquidity position, or debt covenants.

At September 30, 2011, due to a decline in future oil and natural gas price curves across all future production periods, we performed an interim impairment analysis of our oil and natural gas properties. For the nine months ended September 30, 2011, we recorded a total non-cash impairment charge of approximately $1.9 million, composed of $1.6 million to impair the value of our proved oil and natural gas properties in the Central Kansas Uplift and $0.3 million to impair certain of our wells in the Woodford Shale. These non-cash charges are included in asset impairments in the Consolidated Statements of Operations and Comprehensive Income (Loss). This impairment of our proved oil and natural gas properties in the Central Kansas Uplift and the impairment of certain of our wells located in the Woodford Shale were recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. This report was based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 2 inputs in the fair value hierarchy. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected oil and natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates for the properties of 10.0%. The impairments were caused by the impact of lower future oil and natural gas prices and performance-related reserve revisions. After the impairments, the remaining net capitalized costs subject to impairment in the Woodford Shale is approximately $3.9 million and in the Central Kansas Uplift is approximately $3.5 million. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the risk of lower future oil and natural gas prices. These asset impairments have no impact on our cash flows, liquidity position, or debt covenants.

Asset Sales

Through the nine months ended September 30, 2012, we sold our interests in 14 gross non-operated oil wells in Kansas and Nebraska for approximately $1.4 million in cash, and sold approximately $0.1 million in trucks and equipment resulting in no material gain or loss on the asset sales.

Useful Lives

Our furniture, fixtures, and equipment are depreciated over a life of one to five years, buildings are depreciated over a life of twenty years, and pipeline and gathering systems are depreciated over a life of twenty-five to forty years.

Exploration and Dry Hole Costs

Our exploration and dry hole costs were none and $0.1 million in the nine months ended September 30, 2012 and 2011, respectively. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties.

7. RELATED PARTY TRANSACTIONS

Unit Ownership

Both PostRock and Exelon, through subsidiaries, own a portion of our outstanding units. As of September 30, 2012, CEPM, a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. CEPH, a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

Class C Management Incentive Interests

CEPH, a subsidiary of Exelon, holds the Class C management incentive interests in CEP. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our operating agreement) has been achieved and certain other tests have been met. None of these applicable tests have yet to be met and CEPH has not been entitled to receive any management incentive interest distributions.

8. COMMITMENTS AND CONTINGENCIES

In the course of our normal business affairs, we are subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation and lawsuits. As of September 30, 2012, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

9. ASSET RETIREMENT OBLIGATION

We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. Each period, we accrete the ARO to its then present value. The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of our oil and natural gas properties, equipment and facilities. Subsequently, the ARC is depreciated using a systematic and rational method over the asset’s useful life. The AROs recorded by us relate to the plugging and abandonment of oil and natural gas wells, and decommissioning of oil and natural gas gathering and other facilities.

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

The following table is a reconciliation of the ARO:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
	(In 000’s)
Asset retirement obligation, beginning balance	$14,047	$13,024
Liabilities incurred	112	143
Liabilities settled	(8)	(27)
Revisions to prior estimates	—	—
Accretion expense	575	907

Asset retirement obligation, ending balance	$14,726	$14,047

Additional asset retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligations. At September 30, 2012, and December 31, 2011, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.

10. COMPENSATION

We recognized approximately $1.2 million and $1.0 million of non-cash compensation expense related to our unit-based compensation plans in the nine months ended September 30, 2012, and September 30, 2011, respectively. As of September 30, 2012, we had approximately $2.1 million in unrecognized compensation expense related to our unit-based compensation plans expected to be recognized through the first quarter of 2015.

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

The number of target units under these awards was calculated based on the 20-day simple average of the Company’s closing common unit price on NYSE MKT through April 5, 2012, or $2.63. During the nine months ended September 30, 2012, we recognized approximately $0.3 million of non-cash compensation expense related to these grants. As of September 30, 2012, we had approximately $0.2 million in unrecognized compensation expense related to these grants that is expected to be recognized through the fourth quarter of 2012.

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

During the nine months ended September 30, 2012, we recognized approximately $1.0 million of compensation expense related to both of these cash-based award grants discussed above. As of September 30, 2012, we had approximately $1.1 million in unrecognized compensation expense related to these grants that is expected to be recognized through the fourth quarter of 2013.

Unit-Based Awards Granted in 2011

In 2011, the compensation committee of our board of managers and our board of managers granted approximately 31,000 unit-based awards under our 2009 Omnibus Incentive Compensation Plan to our named executive officers and other key employees. These unit-based awards will be settled in cash instead of units and the employees may earn between 0% and 200% of the number of awards granted based on the achievement of absolute CEP unit price targets during a three-year performance period from January 2011 through December 2013. CEP unit price targets and corresponding cash payout levels are as follows:

•	Threshold—50% cash payout at $3.50/CEP unit

•	Target—100% cash payout at $4.00/CEP unit

•	Stretch—200% cash payout at $6.00/CEP unit

•	Cash payouts for results between these points will be interpolated on a linear basis.

Failure to achieve the threshold CEP unit price will result in no cash payout of the awards granted. The determination of the level of achievement and number of awards earned will be based on a calculation of CEP’s unit price at the end of the performance period. This price calculation will be based on the average of the closing daily prices for the final 20 trading days of the performance period. In addition, the executive unit-based awards will vest earlier if any of the following events occur: a “change of control,” a “PostRock ownership event,” death of the executive, delivery by the Company of a “disability notice” with respect to the executive, or an “involuntary termination” of the executive (with each of the foregoing terms having the corresponding definitions set forth in the respective employment agreement with the Company). The awards may vest earlier with respect to the other key employees under certain of these circumstances. Any cash payment will be made at the end of the performance period except in the case of certain change of control events, which may accelerate payment. The grants are accounted for in our financial statements as a liability-classified award with the fair value remeasured each reporting period until settlement. The carrying value and the fair market value of these awards was approximately $0.9 million and $0.1 million at the grant date and September 30, 2012, respectively, and is reported as a non-current liability on our balance sheet. There are no significant non-cash compensation expenses related to the program for the nine months ended September 30, 2012, as the value of these awards has fallen as the market price for our common units has declined.

11. DISTRIBUTIONS TO UNITHOLDERS

Distributions through September 30, 2012

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For the nine months ended September 30, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. See Note 13 for additional information.

Distributions through September 30, 2011

For the nine months ended September 30, 2011, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

12. MEMBERS’ EQUITY

2012 Equity

At September 30, 2012, we had 483,304 Class A units and 23,681,878 Class B common units outstanding, which included 94,914 unvested restricted common units issued under our Long-Term Incentive Plan and 665,840 unvested restricted common units issued under our 2009 Omnibus Incentive Compensation Plan. See Note 13 for additional information.

At September 30, 2012, we had granted 336,599 common units of the 450,000 common units available under our Long-Term Incentive Plan. Of these grants, 241,685 have vested. We also granted an additional 76,046 performance units under our Long-Term Incentive Plan that are subject to performance conditions which vest, if earned, on January 2, 2013.

At September 30, 2012, we had granted 1,320,901 common units of the 1,650,000 common units available under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 655,061 have vested. We also granted an additional 323,194 performance units under our 2009 Omnibus Incentive Compensation Plan that are subject to performance conditions which vest, if earned, on January 1, 2013.

For the nine months ended September 30, 2012, 89,271 common units have been tendered by our employees for tax withholding purposes. These units, costing approximately $0.2 million, have been returned to their respective plan and are available for future grants. See Note 13.

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

13. SUBSEQUENT EVENTS

The following subsequent events have occurred between September 30, 2012, and November 8, 2012:

Distribution

Our board of managers has suspended the quarterly distribution to our unitholders for the quarter ended September 30, 2012, which continues the suspension we first announced in June 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in our most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed in 2005 to acquire oil and natural gas properties. Our oil and natural gas reserves are located in the Black Warrior Basin of Alabama, the Cherokee Basin of Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas. Our current primary business objective is to create long-term value and to generate stable cash flows. We plan to achieve our objective by executing our business strategy, which is to:

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

Adjusted EBITDA is a significant performance metric used by our management to indicate (prior to the establishment of any cash reserves by our board of managers) the distributions we would expect to pay to our unitholders. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support a quarterly distribution or any increase in our quarterly distribution rates. Adjusted EBITDA is also used as a quantitative standard by our management and by external users of our financial statements such as investors, research analysts, our lenders and others to assess:

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	( In 000’s)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(11,163)	$7,144	$(10,288)	$4,459
Adjusted by:
Interest expense/(income), net	1,534	3,002	4,590	8,930
Depreciation, depletion and amortization	4,412	5,863	13,186	17,621
Asset impairments	—	1,935	107	1,935
Accretion expense	192	228	575	680
(Gain)/Loss on sale of assets	—	8	—	29
Exploration costs	—	—	—	131
Unit-based compensation programs	506	310	1,187	1,024
(Gain)/Loss on mark-to-market activities	10,158	(5,819)	8,453	47,946

Adjusted EBITDA	$5,639	$12,671	$17,810	$82,755

Our Adjusted EBITDA was $17.8 million for the nine months ended September 30, 2012, lower than our Adjusted EBITDA of $82.8 million in the same period in 2011. During 2011 we executed a transaction to reset our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production from January 2012 through December 2014. At that time, we received a one-time cash payment from our swap counterparties totaling approximately $41.3 million which was used to reduce our outstanding debt level. As a result of this resetting of our swap positions related to production from 2012 through 2014, we would expect that our operating cash flows and Adjusted EBITDA would be lower in these years relative to prior periods. This is because of the expected decrease in the value of future cash hedge settlements on the reset NYMEX positions from January 2012 through December 2014. We believe the expected lower operating cash flows and Adjusted EBITDA should not impact our future ability to comply with the financial covenants contained in our reserve-based credit facility because we reduced the amount of our outstanding debt with the one-time cash payment we received.

We anticipate that our 2012 capital expenditures could allow us to maintain our 2012 production at slightly below the same level as in 2011. Our current 2012 capital budget is expected to be between $15.0 million and $19.0 million and will focus on higher return oil opportunities and capital efficient recompletions. We intend to manage our business to operate within the cash flows that are generated by our existing asset base.

Significant Operational Factors

•

Realized Prices. Our average realized price for the nine months ended September 30, 2012, was $5.32 per Mcfe including hedge settlements and $3.25 per Mcfe excluding hedge settlements. After deducting the cost of sales associated with third party gathering, our average realized prices were $5.22 per Mcfe including hedge settlements and $3.16 per Mcfe excluding hedge settlements.

•

Production. Our production for the nine months ended September 30, 2012, was 9.5 Bcfe, or an average of 34,650 Mcfe per day, compared with approximately 10.4 Bcfe, or an average of 38,033 Mcfe per day, for the nine months ended September 30, 2011. This 2012 production is lower than the production for the same period in 2011 because of the natural production declines associated with our existing wells not yet being offset by the anticipated new production from our 2012 drilling program. A substantial portion of our 2012 drilling program is expected to be completed during the fourth quarter of 2012.

•

Capital Expenditures and Drilling Results. During the first nine months of 2012, we spent approximately $10.5 million in cash capital expenditures, primarily consisting of development expenditures focused on oil completions in the Cherokee Basin. We have completed 28 net wells and 34 net recompletions during the nine months ended September 30, 2012 and have 55 net wells and net recompletions in progress at September 30, 2012. During the fourth quarter of 2012, we have already completed a substantial number of these 55 net wells and net recompletions, and our October 2012 daily average net oil production has increased to 340 barrels from our average daily production of 272 barrels for the third quarter of 2012.

•

Hedging Activities. As of September 30, 2012, all of our commodity and interest rate derivatives are accounted for as mark-to-market activities. For the nine months ended September 30, 2012, the unrealized non-cash mark-to-market loss for our commodity derivatives was approximately $8.5 million as compared to an unrealized non-cash mark-to-market loss of $47.9 million for the same period in 2011.

We experience earnings volatility as a result of using the mark-to-market accounting method for our open derivative positions. This accounting treatment can cause extreme earnings volatility as the positions for future oil and natural gas production or interest rates are marked-to-market. These non-cash unrealized gains or losses are included in our current statement of operations until the derivatives are cash settled as the commodities are produced and sold or interest payments are made. Further detail of our commodity derivative positions and their accounting treatment is outlined below in “Cash Flow From Operations-Open Commodity Hedge Position”.

•

Debt Reduction. At September 30, 2012, we had $88.4 million in outstanding debt. Through November 9, 2012, we reduced our outstanding debt from a high of $220.0 million in 2009 to $88.4 million or by 59.8%.

•

Operating Expense Reductions. We are currently implementing strategies to lower our operating expenses. For the nine months ended September 30, 2012, we have reduced our lease operating expenses by 7.5% and our general and administrative expenses by 7.6% as compared to the same period in 2011.

We are currently implementing strategies to lower operating costs to reduce our structural general and administrative expenses by 25% over the next 12 to 18 months.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the Three Months Ended				For the Nine Months Ended
	(Dollars in 000’s)
	September 30, 2012	September 30, 2011	Variance		September 30, 2012	September 30, 2011	Variance
			$	%			$	%
Revenues:
Natural gas sales	$13,140	$21,562	$(8,422)	(39.0)%	$39,211	$108,299	$(69,088)	(63.8)%
Oil and liquids sales	2,791	2,795	(4)	(0.1)%	8,971	7,702	1,269	16.5%
Gain / (Loss) from mark-to-market activities	(10,158)	5,819	(15,977)	(274.6)%	(8,453)	(47,946)	39,493	(82.4)%
Other	$722	$1,267	$(545)	(43.0)%	$2,338	$3,616	$(1,278)	(35.3)%

Total revenues	6,495	31,443	(24,948)	(79.3)%	42,067	71,671	(29,604)	(41.3)%

Operating expenses:
Lease operating expenses	6,683	7,297	(614)	(8.4)%	19,728	21,319	(1,591)	(7.5)%
Cost of sales	287	640	(353)	(55.2)%	923	1,701	(778)	(45.7)%
Production taxes	495	847	(352)	(41.6)%	1,552	2,278	(726)	(31.9)%
General and administrative expenses	4,076	4,548	(472)	(10.4)%	11,808	12,783	(975)	(7.6)%
Exploration costs	—	—	—	—	—	131	(131)	(100.00)%
(Gain) / loss on sale of assets	—	8	(8)	(100.0)%	—	29	(29)	(100.00)%
Depreciation, depletion and amortization	4,412	5,863	(1,451)	(24.7)%	13,186	17,621	(4,435)	(25.2)%
Asset impairments	—	1,935	(1,935)	(100.0)%	107	1,935	(1,828)	(94.5)%
Accretion expenses	192	228	(36)	(15.8)%	575	680	(105)	(15.4)%

Total operating expenses	16,145	21,366	(5,221)	(24.4)%	47,879	58,477	(10,598)	(18.1)%
Other expenses (income):
Interest expense	1,626	1,899	(273)	(14.4)%	5,288	7,113	(1,825)	(25.7)%
Interest expense-(Gain)/loss from mark-to-market activities	(92)	1,104	(1,196)	(108.3)%	(697)	1,819	(2,516)	(138.3)%
Interest income	—	(1)	1	(100.0)%	(1)	(2)	1	(50.0)%
Other (income) expense	(21)	(69)	48	(69.7)%	(114)	(195)	81	(41.5)%

Total other expenses (income)	1,513	2,933	(1,420)	(48.4)%	4,476	8,735	(4,259)	(48.8)%

Total expenses	17,658	24,299	(6,641)	(27.3)%	52,355	67,212	(14,857)	(22.1)%

Net income (loss)	$(11,163)	$7,144	$(18,307)	(256.3)%	$(10,288)	$4,459	$(14,747)	(330.7)%

Net production:
Natural gas production (MMcf)	2,979	3,227	(248)	(7.7)%	8,994	9,923	(929)	(9.4)%
Oil and liquids production (MBbl)	25	31	(6)	(19.4)%	83	76	7	9.2%
Total production (MMcfe)	3,126	3,414	(288)	(8.4)%	9,494	10,383	(889)	(8.6)%
Average daily production (Mcfe/d)	33,978	37,109	(3,131)	(8.4)%	34,650	38,033	(3,383)	(8.9)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.65	$7.07	$(2.42)	(34.2)%	$4.63	$11.28	$(6.65)	(59.0)%
Natural gas price per Mcf without hedge settlements	$2.66	$4.17	$(1.51)	(36.2)%	$2.48	$4.11	$(1.63)	(39.7)%
Oil and liquids price per Bbl with hedge settlements	$113.92	$90.16	$23.76	26.4%	$108.74	$101.34	$7.40	7.3%
Oil and liquids price per Bbl without hedge settlements	$101.55	$81.00	$20.55	25.4%	$103.58	$97.61	$5.97	6.1%
Total price per Mcfe with hedge settlements	$5.33	$7.51	$(2.18)	(29.0)%	$5.32	$11.52	$(6.20)	(53.8)%
Total price per Mcfe without hedge settlements	$3.33	$4.68	$(1.35)	(28.8)%	$3.25	$4.64	$(1.39)	(30.0)%
Average unit costs per Mcfe:
Field operating expenses(a)	$2.30	$2.38	$(0.08)	(3.4)%	$2.24	$2.27	$(0.03)	(1.3)%
Lease operating expenses	$2.14	$2.14	$0.00	0%	$2.08	$2.05	$0.03	1.4%
Production taxes	$0.16	$0.25	$(0.09)	(36.0)%	$0.16	$0.22	$(0.06)	(27.3)%
General and administrative	$1.30	$1.33	$(0.03)	(2.2)%	$1.24	$1.23	$0.01	0.8%
General and administrative w/o unit-based compensation	$1.14	$1.24	$(0.10)	(8.1)%	$1.12	$1.13	$(0.1)	(0.9)%
Depreciation, depletion and amortization	$1.41	$1.72	$(0.31)	(18.0)%	$1.39	$1.70	$(0.31)	(18.2)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Oil and natural gas sales. Oil and natural gas sales decreased $9.0 million, or 35.0%, to $16.6 million for the three months ended September 30, 2012 as compared to $25.6 million for the same period in 2011. Of this decrease, $3.4 million was attributable to lower cash hedge settlements from our hedge program, $4.2 million was attributable to lower market prices for our natural gas production partially offset by higher market prices for our oil production, and $1.4 million was attributable to decreased oil and natural gas production volumes. Production for the three months ended September 30, 2012 was 3.1 Bcfe, which was 0.3 Bcfe lower than the same period in 2011. This decrease was associated with natural declines in our natural gas production in the Cherokee Basin and decreased oil production from our properties in the Cherokee Basin and in the Central Kansas Uplift. At September 30, 2012, we had approximately 5,000 net barrels of oil in our tank batteries that had not yet been sold and reported as production. Had these net oil volumes been sold, our reported oil production would have increased. These net oil volumes have already been sold in fourth quarter of 2012. Production from our Black Warrior Basin and Woodford Shale properties remained level. Due to the decrease in the level of our drilling activities during 2010 and 2011, our maintenance drilling programs have not been sufficient to offset the natural decline rate of production associated with our existing wells. We hedged approximately 94% of our actual production through September 30, 2012, and approximately 73% of our actual production through September 30, 2011.

Cash hedge settlements received for our commodity derivatives were approximately $6.2 million for the three months ended September 30, 2012. Cash hedge settlements received for our commodity derivatives were approximately $9.7 million for the three months ended September 30, 2011. This difference is due to changes in hedge prices, hedge volumes, and i market prices for natural gas during 2012. The primary reason our cash hedge settlements were lower in 2012 was due to the reset of our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production beginning in January 2012 through December 2014 which allowed us to receive a one-time cash payment from our swap counterparties totaling approximately $41.3 million in 2011 that was used to reduce our level of debt outstanding.

As discussed below, our unrealized non-cash mark-to-market activities decreased by $16.0 million for the three months ended September 30, 2012, as compared to the same period in 2011. Our realized prices before our hedging program decreased from 2011 to 2012 primarily due to net lower market prices for our natural gas production. This was offset by our hedging program and the mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. All of our derivatives are accounted for as mark-to-market activities. For the three months ended September 30, 2012, the unrealized non-cash mark-to-market loss was approximately $10.2 million as compared to an unrealized non-cash mark-to-market gain of $5.8 million for the same period in 2011. These losses represent the change in the estimated fair value of our open derivative positions for each period. In 2012, we hedged our volumes at a lower price than during the same period in 2011. The 2012 non-cash loss represents approximately $10.5 million from the impact of future expected oil and natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities, offset by $0.3 million related to non-performance risk associated with our counterparties. The 2011 non-cash gain represented approximately $6.1 million from the impact of lower than expected future oil and natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities, and by a $0.3 million decrease for non-performance risk related to our counterparties.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended September 30, 2012, lease operating expenses decreased $0.6 million, or 8.4%, to $6.7 million, compared to expenses of $7.3 million for the same period in 2011. This decrease in lease operating expenses is primarily related to $0.6 million in lower expenses in the Cherokee Basin, while our Black Warrior Basin and Woodford Shale expenses remained flat. By category, our lease operating expenses were lower in 2012 as compared to 2011 by $0.6 million because of decreases of $0.3 million in road and lease maintenance and $0.3 million in labor.

For the three months ended September 30, 2012, per unit lease operating expenses were $2.14 per Mcfe compared to $2.14 per Mcfe for the same period in 2011.

For the three months ended September 30, 2012, production taxes decreased $0.3 million, or 41.6%, to $0.5 million, compared to expenses of $0.8 million for the same period in 2011. This decrease is primarily the result of lower market prices for natural gas in 2012 and the impact of production taxes on 0.3 Bcfe in lower production in 2012, offset by higher market prices for oil in 2012.

Cost of sales. For the three months ended September 30, 2012, cost of sales decreased by $0.3 million, or 55.2%, to $0.3 million, compared to $0.6 million for the same period in 2011. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower production volumes and lower market prices for natural gas in 2012, as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations. General and administrative expenses decreased $0.4 million, or 10.4%, to $4.1 million for the three months ended September 30, 2012, as compared to $4.5 million for the same period in 2011. Our general and administrative expenses were lower in 2012 as compared to 2011 because of $0.5 million in lower labor and incentive compensation costs and $0.3 million in lower board of manager compensation, offset by $0.2 million in higher non-cash unit-based compensation expenses and $0.2 million in higher legal expenses primarily associated with our annual proxy statement and merger and acquisition activities.

Our per unit costs were $1.30 per Mcfe for the three months ended September 30, 2012, as compared to $1.33 per Mcfe for the same period in 2011. This decrease is attributable to the impact of 0.3 Bcfe in lower production and by a decrease in total spending of approximately $0.4 million.

Exploration Costs. There were no exploration costs for the three months ended September 30, 2012 and September 30, 2011.

Gain/loss on sale of asset. Our gain/loss on the sale of assets decreased approximately $0.01 million, or 100.0%, to zero for the three months ended September 30, 2012, as compared to a loss of less than $0.01 million for the same period in 2011. In 2011, we sold surplus equipment in Oklahoma for proceeds of less than $0.05 million, which exceeded the book value of the assets.

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

Our depreciation, depletion and amortization expense for the three months ended September 30, 2012 was $4.4 million, or $1.41 per Mcfe, compared to $5.9 million, or $1.72 per Mcfe, for the same period in 2011. This decrease in 2012 depreciation, depletion, and amortization reflects the increase in our reserve base at December 31, 2011, primarily due to increased oil reserves as a result of our successful drilling programs and reserve revisions as a result of lower operating expenses in the Cherokee Basin, increased capital expenditures incurred for our drilling programs in 2012 and a 0.3 Bcfe decrease in production volumes during 2012 as compared to 2011. We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we will use our 2011 reserve report to calculate our depletion rate during the first three quarters of 2012 and will use our 2012 reserve report to record our depletion in the fourth quarter of 2012.

For the three months ended September 30, 2012, no asset impairment was recorded, compared to asset impairments of $1.9 million for the same period in 2011. Our non-cash impairment charges in 2011 were approximately $1.6 million to impair the value of our oil and natural gas properties in the Central Kansas Uplift and $0.3 million to impair certain of our wells in the Woodford Shale. These 2011 impairments were primarily caused by the impact of lower future oil and natural gas prices along with certain performance-related reserve revisions.

Interest expense. Interest expense for the three months ended September 30, 2012 decreased $1.5 million, or 48.9%, to $1.5 million as compared to $3.0 million in interest expense for the same period in 2011. This decrease was primarily due to $1.2 million in lower non-cash mark-to-market losses on our interest rate swaps that are accounted for as mark-to-market activities, lower market interest expense on our outstanding debt of $0.1 million, lower amortization of debt issue costs of $0.1 million, and lower interest rate swap settlements of $0.1 million, while capitalized interest essentially remained level during 2012 as compared to the same period in 2011. At September 30, 2012, we had an outstanding balance under our reserve-based credit facility of $88.4 million as compared to $104.25 million at September 30, 2011. The average interest rate on our outstanding debt was approximately 6.0% in 2012 compared to 5.3% in 2011. We use interest rate swaps to reduce our exposure to changes in the LIBOR rate. If we reduce our outstanding debt balance to the level of, or lower than, the $87.0 million in outstanding interest rate swaps, our cash interest costs for our effective LIBOR rate would begin to approximate the cash settlements on our interest rate swaps.

Interest income. Interest income for the three months ended September 30, 2012, was less than $0.01 million as compared to less than $0.01 million for the same period in 2011. During 2012, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflected the fair market value of certain of our previously designated cash flow hedge position. At September 30, 2012, the balance was an unrealized gain of $1.2 million compared to an unrealized gain of $5.4 million at December 31, 2011. This decrease reflects the amortization to earnings for the derivative positions that were previously accounted for as cash flow hedges that have cash settled during the first nine months of 2012.

Our AOCI is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $1.7 million for the three months ended September 30, 2012, and as an unrealized loss of $1.7 million for the same period in 2011. This loss reflects the settlements during 2012 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance in AOCI will be amortized to earnings as the positions settle by December 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Oil and natural gas sales. Oil and natural gas sales decreased $69.1 million, or 57.8%, to $50.5 million for the nine months ended September 30, 2012 as compared to $119.6 million for the same period in 2011. Of this decrease, $51.8 million was attributable to lower cash hedge settlements from our hedge program, $13.2 million was attributable to lower market prices for our natural gas production partially offset by higher market prices for our oil production, and $4.1 million was attributable to decreased natural gas production volumes partially offset by higher oil production volumes. Production for the nine months ended September 30, 2012 was 9.5 Bcfe, which was 0.9 Bcfe lower than the same period in 2011. This decrease was associated with natural declines in our natural gas production in the Cherokee Basin, partially offset by increased oil production from our properties in the Cherokee Basin and in the Central Kansas Uplift. Production from our Black Warrior Basin and Woodford Shale properties remained level. Due to the decrease in the level of our drilling activities during 2010 and 2011, our maintenance drilling programs have not been sufficient to offset the natural decline rate of production associated with our existing wells. We hedged approximately 83% of our actual production through September 30, 2012, and approximately 74% of our actual production during the same period in 2011.

Cash hedge settlements received for our commodity derivatives were approximately $19.6 million for the nine months ended September 30, 2012. Cash hedge settlements received for our commodity derivatives were approximately $71.4 million for the nine months ended September 30, 2011. This difference is due to changes in hedge prices, hedge volumes, and market prices for natural gas during 2012. The primary reason our cash hedge settlements were lower in 2012 was due to the reset of our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production beginning in January 2012 through December 2014 which allowed us to receive a one-time cash payment from our swap counterparties totaling approximately $41.3 million in 2011 that was used to reduce our level of debt outstanding.

As discussed below, our unrealized non-cash mark-to-market activities increased $39.5 million for the nine months ended September 30, 2012, as compared to the same period in 2011. Our realized prices before our hedging program decreased from 2011 to 2012 primarily due to net lower market prices for our natural gas production. This was offset by our hedging program and the mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. All of our derivatives are accounted for as mark-to-market activities. For the nine months ended September 30, 2012, the unrealized non-cash mark-to-market loss was approximately $8.4 million as compared to an unrealized non-cash mark-to-market loss of $47.9 million for the same period in 2011. These losses represent the change in the estimated fair value of our open derivative positions for each period. In 2012, we have lower natural gas volumes hedged at a lower price than during the same period in 2011. Our oil volumes are also hedged at a lower price in 2012 than in the same period in 2011. The 2012 non-cash loss represents approximately $8.6 million from the impact of future expected oil and natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities, offset by $0.2 million related to non-performance risk associated with our counterparties. The 2011 non-cash loss represents approximately $48.3 million from the impact of the reset of our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production from January 2012 through 2014 and $0.4 million related to non-performance risk associated with our counterparties.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the nine months ended September 30, 2012, lease operating expenses decreased $1.6 million, or 7.5%, to $19.7 million, compared to expenses of $21.3 million for the same period in 2011. This decrease in lease operating expenses is primarily related to $1.2 million in lower expenses in the Cherokee Basin and $0.4 million in lower expenses in the Black Warrior Basin, while our Woodford Shale expenses remained flat. By category, our lease operating expenses were lower in 2012 as compared to 2011 by $1.6 million because of decreases of $0.9 million in labor costs, $0.4 million in gas compression, and $0.3 million in road and lease maintenance.

For the nine months ended September 30, 2012, per unit lease operating expenses were $2.08 per Mcfe compared to $2.05 per Mcfe for the same period in 2011. This increase is attributable to 8.6% lower production in 2012 as compared to the same period in 2011, offset by a decrease in total spending of 7.5% in 2012 as compared to the same period in 2011.

For the nine months ended September 30, 2012, production taxes decreased $0.7 million, or 31.9%, to $1.5 million, compared to expenses of $2.2 million for the same period in 2011. This decrease is primarily the result of lower market prices for natural gas in 2012 and the impact of production taxes on 0.9 Bcfe in lower production in 2012, offset by higher market prices for oil in 2012.

Cost of sales. For the nine months ended September 30, 2012, cost of sales decreased by $0.8 million, or 45.7%, to $0.9 million, compared to $1.7 million for the same period in 2011. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower production volumes and lower market prices for natural gas in 2012, as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations. General and administrative expenses decreased $1.0 million, or 7.6%, to $11.8 million for the nine months ended September 30, 2012, as compared to $12.8 million for the same period in 2011. Our general and administrative expenses were lower in 2012 as compared to 2011 because of $0.7 million in lower labor and incentive compensation costs, $0.4 million in lower consulting and professional services, and $0.1 million in lower compensation for our board of managers, offset by $0.2 million in higher non-cash unit-based compensation expenses.

Our per unit costs were $1.24 per Mcfe for the nine months ended September 30, 2012, as compared to $1.23 per Mcfe for the same period in 2011. This increase is attributable to the impact of 0.9 Bcfe in lower production offset by a decrease in total spending of approximately $1.0 million.

Exploration Costs. Exploration costs decreased $0.1 million, or 100.0%, to none for the nine months ended September 30, 2012, as compared to $0.1 million for the same period in 2011. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties. The decrease of $0.1 million in 2012 is the result of lower lease abandonments in the Cherokee Basin and no dry holes in 2012, while there was one dry hole in 2011.

Gain/loss on sale of asset. Our gain/loss on the sale of assets decreased by approximately $0.03 million, or 100.0%, to none for the nine months ended September 30, 2012, as compared to a loss of less than $0.03 million for the same period in 2011. In 2012, we sold 14 wells in the Central Kansas Uplift and surplus equipment and trucks at a loss of less than $0.01 million. In 2011, we sold surplus equipment at a loss of $0.03 million because our cash proceeds were slightly less than the net book value of the divested equipment.

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

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2012 was $13.2 million, or $1.39 per Mcfe, compared to $17.6 million, or $1.70 per Mcfe, for the same period in 2011. This decrease in 2012 depreciation, depletion, and amortization reflects the increase in our reserve base at December 31, 2011, primarily due to increased oil reserves as a result of our successful drilling programs and reserve revisions as a result of lower operating expenses in the Cherokee Basin, increased capital expenditures incurred for our drilling programs in 2012 and a 0.9 Bcfe decrease in production volumes during 2012 as compared to 2011. We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we will use our 2011 reserve report to calculate our depletion rate during the first three quarters of 2012 and will use our 2012 reserve report to record our depletion in the fourth quarter of 2012.

Our asset impairments for the nine months ended September 30, 2012 were $0.1 million, compared to $1.9 million for the same period in 2011. Our non-cash impairment charges in 2012 were $0.1 million to impair certain of our wells in the Woodford Shale. This impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. The impairment was primarily caused by the impact of lower future natural gas prices during the first quarter of 2012 on future expected cash flows. Our non-cash impairment charges in 2011 were approximately $1.6 million to impair the value of our oil and natural gas properties in the Central Kansas Uplift and $0.3 million to impair certain of our wells in the Woodford Shale. These 2011 impairments were primarily caused by the impact of lower future oil and natural gas prices along with certain performance-related reserve revisions.

Interest expense. Interest expense for the nine months ended September 30, 2012 decreased $4.3 million, or 48.6%, to $4.6 million as compared to $8.9 million in interest expense for the same period in 2011. This decrease was primarily due to $2.5 million in lower non-cash mark-to-market gains on our interest rate swaps that are accounted for as mark-to-market activities, lower market interest expense on our outstanding debt of $1.7 million, lower amortization of debt issue costs of $0.3 million, and higher interest rate swap settlements of $0.2 million, while capitalized interest essentially remained level during 2012 as compared to the same period in 2011. At September 30, 2012, we had an outstanding balance under our reserve-based credit facility of $88.4 million as compared to $104.25 million at September 30, 2011. The average interest rate on our outstanding debt was approximately 6.0% in 2012 compared to 5.3% in 2011. We use interest rate swaps to reduce our exposure to changes in the LIBOR rate. If we reduce our outstanding debt balance to the level of, or lower than, the $87.0 million in outstanding interest rate swaps, our cash interest costs for our effective LIBOR rate would begin to approximate the cash settlements on our interest rate swaps.

Interest income. Interest income for the nine months ended September 30, 2012, was less than $0.01 million as compared to less than $0.02 million for the same period in 2011. During 2012, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflected the fair market value of certain of our previously designated cash flow hedge position. At September 30, 2012, the balance was an unrealized gain of $1.2 million compared to an unrealized gain of $5.4 million at December 31, 2011. This decrease reflects the amortization to earnings for the derivative positions that were previously accounted for as cash flow hedges that have cash settled during the first nine months of 2012.

Our AOCI is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $4.2 million for the nine months ended September 30, 2012, and as an unrealized loss of $4.3 million for the same period in 2011. This loss reflects the settlements during 2012 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance in AOCI will be amortized to earnings as the positions settle by December 2012.

Liquidity and Capital Resources

During 2011 and through November 9, 2012, we utilized our cash flow from operations as our primary source of capital. Our primary use of capital during this time was for the reduction of outstanding debt and the development of existing oil and natural gas properties within our asset base.

Based upon our current business plan for 2012, we anticipate that we will continue to generate sufficient operating cash flows to meet our working capital needs and fund a planned capital expenditure program that could maintain our total production at a level slightly below our production in 2011. We will be monitoring the capital resources available to us to meet our future financial obligations and our planned 2012 capital expenditures. Our current expectation is that we will manage our business to operate within the cash flows that are generated. We expect that our 2012 capital expenditures will range between approximately $15.0 million and $19.0 million. Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. We routinely monitor and adjust our capital expenditures and operating expenses in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. Based upon current oil and natural gas price expectations, our existing hedge position and expected production levels in 2012, we anticipate that our cash flow from operations can meet any planned capital expenditures and other cash requirements for the next twelve months without increasing our debt. If needed, we may issue additional equity securities to raise additional capital. Future cash flows and our borrowing capacity are subject to a number of variables, including the level of oil and natural gas production, the market prices for those products and our hedge position. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our reduced debt level, planned levels of capital expenditures, operating expenses, or any cash distributions that we may make to unitholders.

During early 2012, the market price for natural gas declined to the lowest level in ten years due to a record amount of natural gas in storage, significant supply growth and a warmer than normal winter, while oil prices have remained at relatively high levels due to strong worldwide demand for crude oil products and tensions in the Middle East. We have a significant amount of our natural gas production hedged for 2012 through 2014 and our oil production hedged from 2012 through 2015. Our results will not be fully impacted by significant increases or decreases in oil and natural gas prices because of our hedging program. For 2012, we forecast total net production of between 13.3 Bcfe and 14.1 Bcfe. We have hedged approximately 78% of the midpoint of this forecast, including hedges for the balance of 2012 on 1.5 Bcfe of our Mid-Continent natural gas production at an average price, including basis, of $4.64 per Mcfe, 1.3 Bcfe of our remaining natural gas production at an average price of $5.22 per Mcfe, and 26 MBbl of our oil production at an average price of $103.88 per barrel. This hedge position locks in a significant portion of our expected operating cash flows for 2012, although we are still exposed to increases or decreases in oil and natural gas prices on our unhedged volumes. In the event of inflation increasing drilling and service costs, our hedging program will also limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending or operating expense levels.

Sources of Debt and Equity Financing

Our reserve-based credit facility currently provides a limited availability to finance future maintenance capital expenditures and other working capital needs. During the first nine months of 2012, we did not borrow any additional daily, short-term or long-term amounts under our reserve-based credit facility. As of November 9, 2012, the borrowing base under our reserve-based credit facility was $90.0 million and we had $88.4 million of debt outstanding under the facility, leaving us with $1.6 million in unused borrowing capacity. Our current reserve-based credit facility is subject to future borrowing base redeterminations and will have to be renewed or replaced before its maturity in November 2013. Our reserve-based credit facility is discussed below in further detail.

In the first quarter of 2011, we filed a shelf registration statement with the SEC to register up to $500 million of debt or equity securities to repay or refinance outstanding debt and to fund working capital, capital expenditures and any acquisitions. This registration statement will expire in two years. As a smaller reporting company, any sales of securities under our shelf registration statement during the preceding rolling 12 months is limited to one-third of our public float. Our public float is calculated by multiplying the highest closing price of our Class B common units within the last 60 days by the number of outstanding Class B common units held by non-affiliates, currently including PostRock. There is no guarantee that securities can or will be issued under the registration statement or that conditions in the financial markets would be supportive of an issuance of such securities by us. If need, we may also issue securities in one or more private placements.

Reserve-based credit facility

On June 3, 2011, we executed a second amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to November 13, 2013. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. As of November 9, 2012, the lenders and their percentage commitments in the reserve-based credit facility are The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (21.95%), The Bank of Nova Scotia (21.95%), Societe Generale (14.63%), and ING Capital LLC (14.63%).

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of November 9, 2012, our borrowing base was $90.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of November 9, 2012, no letters of credit were outstanding.

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

In addition, we are required to maintain (i) a ratio of Total Net Debt (defined as Debt (generally indebtedness permitted to be incurred by us under the reserve-based credit facility) less Available Cash (generally, cash, cash equivalents, and cash reserves of the Company)) to Adjusted EBITDA (generally, for any period, the sum of consolidated net income for such period plus (minus) the following expenses or charges to the extent deducted from consolidated net income in such period: interest expense, depreciation, depletion, amortization, write-off of deferred financing fees, impairment of long-lived assets, (gain) loss on sale of assets, exploration costs, (gain) loss from equity investment, accretion of asset retirement obligation, unrealized (gain) loss on derivatives and realized (gain) loss on cancelled derivatives, and other similar charges) of not more than 3.50 to 1.0; (ii) Adjusted EBITDA to cash interest expense of not less than 2.5 to 1.0; and (iii) consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt (to the extent such payments are not past due), of not less than 1.0 to 1.0, all calculated pursuant to the requirements under SFAS 133 and SFAS 143 (including the current liabilities in respect of the termination of oil and natural gas and interest rate swaps). All financial covenants are calculated using our consolidated financial information and are discussed below.

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

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of September 30, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

At September 30, 2012, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of September 30, 2012, our actual Total Net Debt to actual Adjusted EBITDA ratio was 2.5 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 1.6 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 6.7 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

If we are unable to remain in compliance with the financial covenants contained in our reserve-based credit facility or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of our reserve-based credit facility, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Extending or Refinancing our Reserve-Based Credit Facility

Our reserve-based credit facility matures on November 13, 2013. To the extent that we do not enter into an agreement to extend or refinance the due date of our reserve-based credit facility, the outstanding debt balance at November 13, 2012, will become a current liability. We are currently working with our syndicate of lenders to extend the due date of our reserve-based credit facility. The lenders have not yet committed to extend the due date of our credit facility, nor have they completed their semi-annual borrowing base redetermination. As of September 30, 2012, our outstanding debt was $88.4 million and our borrowing base was $90.0 million.

If we are unable to successfully extend the due date of our reserve-based credit facility and it becomes necessary to reduce debt by amounts that exceed our operating cash flows or our available cash, we could reduce capital expenditures, sell oil and natural gas properties, liquidate in-the-money derivative positions, reduce operating and administrative costs, or take additional steps to increase liquidity to repay the outstanding balance thereunder.

In the event we have not extended our reserve-based credit facility by either December 31, 2012, or by the time our 2012 Form 10-K is filed, and have not increased our liquidity, this may result in a violation of an affirmative covenant under our reserve-based credit facility and the lenders could call an event of default thereunder. The lenders could then accelerate all amounts outstanding under the terms of our reserve-based credit facility, such that our outstanding debt could become then due and payable.

Cash Flow from Operations

Our net cash flow provided by operating activities for the nine months ended September 30, 2012 was $11.4 million, compared to net cash flow provided by operating activities of $74.8 million for the same period in 2011. This decrease in operating cash flow was primarily attributable to the impact of lower reported oil and natural gas sales revenues of $69.1 million. This decrease in oil and natural gas sales is a result of $51.8 million in lower cash hedge settlements primarily as a result of our hedge restructuring in 2011, $13.2 million from lower market prices for natural gas offset by higher market prices for oil, and $4.1 million as a result of lower natural gas production volumes offset by higher oil production volumes. The decrease in operating cash flows from lower oil and natural gas sales was partially offset by the impact of approximately $4.1 million in lower operating expenses, primarily as a result of lower total spending in both administrative and lease operating expenses and the impact of lower production taxes and lower cost of sales, and a $2.0 million net change in working capital and other items. The change in our working capital from 2011 to 2012 was attributable to lower accrued liabilities of $3.0 million, higher other assets of $0.6 million, lower royalty payables of $0.2 million, lower accounts payable of $0.2 million and lower prepaid expenses of $0.2 million, offset by lower accounts receivable of $1.4 million and increased other liabilities of $0.5 million. Our accrued liabilities decreased after the payments associated with our 2011 incentive compensation programs were made. Our other assets increased as a result of establishing an escrow account for $0.6 million related to a vendor dispute. Our accounts payable decreased due to timing of invoice payments. Our receivables balance and our royalty payable balance both decreased due to lower production volumes for our estimated oil and natural gas sales and lower market prices for natural gas. The decrease in prepaid expenses primarily resulted from the timing of the payment for insurance expenses.

Our cash flow from operations is subject to many variables, the most significant of which are the volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our development program or complete acquisitions, as well as the market prices of oil and natural gas and our hedging program. For additional information on our business plan, refer to “Outlook”.

Open Commodity Hedge Position

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

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2012							2,740,584	$5.22	2,740,584	$5.22
2013	2,651,577	$5.22	2,254,332	$5.57	2,193,682	$5.62	2,134,704	$5.65	9,234,295	$5.50
2014	2,082,454	$5.31	2,031,497	$5.36	1,978,427	$5.41	1,929,652	$5.45	8,022,030	$5.38

									19,996,909

MTM Fixed Price Basis Swaps– CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2012							1,462,286	$0.58	1,462,286	$0.58
2013	1,402,816	$0.39	1,335,077	$0.39	1,273,525	$0.39	1,223,985	$0.39	5,235,403	$0.39
2014	1,178,422	$0.39	1,133,022	$0.39	1,084,270	$0.39	1,047,963	$0.39	4,443,677	$0.39

									11,141,366

MTM Fixed Price Swaps–West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2012							25,605	$103.88	25,605	$103.88
2013	23,937	$102.15	22,461	$102.13	21,127	$102.14	19,902	$102.14	87,427	$102.14
2014	18,748	$100.16	17,685	$100.20	16,680	$100.25	15,751	$100.30	68,864	$100.23
2015	14,942	$99.73	14,175	$99.76	13,469	$99.79	12,845	$99.81	55,431	$99.77

									237,327

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $8.9 million for the nine months ended September 30, 2012, compared to $8.4 million for the same period in 2011. Our cash capital expenditures were $10.5 million in 2012, which primarily consisted of development expenditures in the Cherokee Basin. We have completed 28 net wells and 34 net recompletions during the first nine months of 2012 and have 55 net wells and net recompletions in progress at September 30, 2012. We also sold 14 wells in the Central Kansas Uplift for $1.4 million and $0.1 million in trucks and equipment during the first nine months of 2012 and received approximately $0.1 million in distributions from an equity affiliate.

Our cash capital expenditures were $8.9 million for the nine months ended September 30, 2011, which primarily consisted of development expenditures in the Cherokee Basin and in the Black Warrior Basin. During the first nine months of 2011, we completed 21 net wells and 46 net recompletions and had 2 net wells in progress at September 30, 2011.

The current 2012 capital budget of $15.0 million to $19.0 million is expected to maintain our production at a level that is slightly below our production in 2011. We currently expect that any future capital expenditures will continue to be funded using our cash flow from operations. We currently expect to focus a significant part of our 2012 capital budget on higher return oil opportunities and capital efficient recompletion opportunities. We currently believe that natural gas prices in excess of $6.00 per Mcfe produce rates of return that generally support capital spending on drilling new wells that produce only coalbed methane gas.

The amount and timing of our capital expenditures is largely discretionary and within our control. If oil or natural gas prices decline to levels below acceptable levels, and the borrowing base under our reserve-based credit facility is reduced, drilling costs escalate, or our efforts to exploit oil potential in our asset base prove to be unsuccessful, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. These and other matters are outside of our control and could affect the timing of our capital expenditures. Based upon current oil and natural gas price expectations and expected 2012 production levels, we anticipate that our cash flow from operations will meet any planned capital expenditures and other cash requirements for the next twelve months. We also would have access to any available borrowing capacity under our reserve-based credit facility if additional funds are needed. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts during 2012 to maintain our planned levels of capital expenditures, to maintain the outstanding debt level under our reserve-based credit facility, or to commence any quarterly distribution to unitholders. Our capital expenditures are also impacted by drilling and service costs. In the event of inflation increasing drilling and service costs, our hedging program will limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending.

Financing Activities

Our net cash used by financing activities was $10.2 million for the nine months ended September 30, 2012, compared to $61.8 million used by financing activities for the same period in 2011. During the first nine months of 2012, we used $10.0 million of our existing cash balance to reduce our outstanding debt level to $88.4 million. We also used $0.2 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation. We suspended our $0.13 per unit quarterly distributions to unitholders for the quarter ended June 30, 2009, through the quarter ended September 30, 2012, to reduce our outstanding indebtedness. For additional information on our distribution, refer below to “Outlook.”

Our net cash used by financing activities was $61.8 million for the nine months ended September 30, 2011. During the first nine months of 2011, we used $60.75 million in operating cash flows to reduce our outstanding debt level, including $41.3 million in one-time cash proceeds received when we executed a transaction to reset our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production beginning in January 2012 through 2014. We also used $0.3 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation and incurred $0.7 million in additional debt issue costs associated with the second amendment to our reserve-based credit facility. At September 30, 2012, and 2011, we had approximately $1.5 million and $2.7 million, respectively, in debt issue costs remaining to be amortized through November 2013.

Contractual Obligations

At September 30, 2012, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	(in thousands)
	2012	2013	2014	2015	Thereafter	Total
Reserve-Based Credit Facility	$—	$88,400	$—	$—	$—	$88,400
Support Services Agreement(3)	326	163	—	—	—	489
Offices Leases(4)	386	408	422	451	301	1,968

Total	$712	$88,971	$422	$451	$301	$90,857

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 6.0% at September 30, 2012.
(3)	Our support service agreement terminates on January 31, 2013.
(4)	Our Tulsa office lease terminates on May 31, 2013.

At September 30, 2012, our asset retirement obligation was approximately $14.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through November 9, 2012, we have not suffered any losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (“Macquarie”), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received a guarantee from Macquarie Bank Limited for up to $4.0 million in purchases through December 31, 2013. As of November 9, 2012, we have no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (“Scissortail”), a subsidiary of Copano Energy, L.L.C., purchases a portion of our natural gas production in Oklahoma and Kansas. As of November 9, 2012, we have no past due receivables from Scissortail.

ONEOK Energy Services Company, L.P.

ONEOK Energy Services Company, L.P. (“ONEOK”), a subsidiary of ONEOK, Inc., purchases a portion of our natural gas production in Oklahoma and Kansas. We have received a guarantee from ONEOK, Inc. for up to $3.0 million in purchases through November 30, 2012. As of November 9, 2012, we have no past due receivables from ONEOK.

J.P. Morgan Ventures Energy Corporation

J.P. Morgan Ventures Energy Corporation purchases the majority of our natural gas production in Alabama. The payment for the purchases is guaranteed by JP Morgan Chase & Company through June 30, 2014. As of November 9, 2012, we have no past due receivables from J.P. Morgan Ventures Energy Corporation.

Derivative Counterparties

As of November 9, 2012, all of our derivatives are with The Royal Bank of Scotland plc, Societe Generale, The Bank of Nova Scotia, ING Capital Markets LLC, and Wells Fargo Bank, N.A. These derivative counterparties are lenders, or affiliated with a lender, in our reserve-based credit facility. All of our derivatives are currently collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of November 9, 2012, each of these financial institutions has an investment grade credit rating. The Royal Bank of Scotland plc, and Societe Generale are on review for a possible downgrade by Moody’s Investor Service. However, it would take a multiple ratings downgrade for each of these banks to fall below investment grade.

Reserve-Based Credit Facility

As of November 9, 2012, the banks and their percentage commitments in our reserve-based credit facility are: The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (21.95%), The Bank of Nova Scotia (21.95%), ING Capital LLC (14.63%), and Societe Generale (14.63%). As of November 9, 2012, each of these financial institutions has an investment grade credit rating.

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

For 2012, we currently anticipate:

•

Our production to be at or slightly below 13.3 Bcfe, approximately 78% of which is currently hedged at prices that are attractive relative to the price levels we currently observe in the commodity markets.

•	Our operating expenses to be actively managed, resulting in a range of $42.5 million to $46.0 million.

•	Our Adjusted EBITDA to be at or below $25.0 million.

•	Our total capital expenditures to be between $15.0 million to $19.0 million.

•

Our operating cash flows to be sufficient to allow us to maintain our outstanding debt level relative to our existing borrowing base of $90.0 million. We are currently working with our syndicate of lenders to extend the due date of our reserve-based credit facility.

•	We are currently implementing strategies to lower operating costs, with a goal of reducing our structural general and administrative costs by approximately 25% over the next 12 to 18 months.

•	At the present time, we are actively pursuing merger and acquisition opportunities that could lead to enhanced unitholder value.

Quarterly Distribution to Unitholders

We suspended our $0.13 per unit quarterly distributions to unitholders for the quarter ended June 30, 2009, through the quarter ended September 30, 2012, to reduce our outstanding indebtedness. The timing of any reinstatement of a quarterly distribution to our unitholders remains uncertain and may be impacted by the unitholder tax election vote currently scheduled at our annual meeting. We are currently structured as a pass-through entity for federal income tax purposes. As such, our unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. If approved, the tax election would allow our board of managers to elect for us to be treated as a corporation for tax purposes and we will become subject to income tax on our taxable income at federal and state corporate income tax rates beginning for the 2013 tax year. Any decision to reinstate any future quarterly distributions may also consider, among other things, our outstanding indebtedness, the borrowing base under our reserve-based credit facility, the renewal or replacement of our reserve-based credit facility, the level of commodity prices at that time, and the cash reserves that are set by our board of managers for the proper conduct of our business. Any future quarterly distributions must be approved by our board of managers.

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

As of September 30, 2012, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed on March 1, 2012. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, net profits interest, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements Issued But Not Yet Adopted

As of September 30, 2012, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

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

We expect that our ability to issue debt and equity securities may continue to be limited over the next year. We also anticipate that the borrowing base of our reserve-based credit facility could be further reduced, particularly if future expected market prices for natural gas remain depressed or decline further or in the event of further reductions in credit availability by banks due to stress in the financial markets, including as a result of the debt crisis in Europe. We have suspended our cash distribution since June 2009 and lowered our maintenance capital spending in 2009, 2010, and 2011. This lower maintenance capital spending has resulted in declining production which lowered our future operating cash flows. We currently expect that our 2012 capital expenditures will be sufficient to maintain our production relatively level with our production in 2011. Until natural gas prices show signs of a sustained recovery, we anticipate that the majority of our capital spending will be focused on any oil opportunities in our existing asset base as well as our most capital efficient recompletion opportunities. If market prices for natural gas remain depressed or oil prices decrease, our future cash flows from operations will be reduced for our unhedged production. We continue to monitor the financial and energy markets to determine if we should further revise the timing and scope of our future drilling programs, financing activities, and acquisition activities.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the NYMEX (Henry Hub) and Inside FERC prices for Southern Natural Gas Company (Louisiana) with respect to our natural gas properties in the Black Warrior Basin and the Inside FERC prices for CenterPoint Energy Gas Transmission (East), Natural Gas Pipeline Company of America (Midcontinent), the CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipe Line (Texas, Oklahoma) and Southern Star Central Gas Pipeline (Texas, Oklahoma, Kansas) with respect to our natural gas properties in the Cherokee Basin, the Inside FERC price for the CenterPoint Energy Gas Transmission (East) for our natural gas properties in the Woodford Shale, NYMEX West Texas Intermediate (Cushing, Oklahoma) for our oil production and the spot market prices applicable to all of our oil and natural gas production. Historically, pricing for oil and natural gas has been volatile and unpredictable and we expect this volatility to continue in the future. We are currently operating in an environment characterized by low natural gas prices which tends to lower the revenues that we realize on our unhedged natural gas production and limit the amount of operating cash flows. The prices we receive for oil and natural gas production depend on many factors outside our control, including weather, economic conditions, and the total supply of oil and natural gas available for sale in the market.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at September 30, 2012	$29,359	$19,659	$(9,700)	$39,059	$9,700

Interest Rate Risk

At September 30, 2012, the one-month LIBOR rate was 0.214%, the three-month LIBOR rate was 0.359%, and our applicable margin on LIBOR borrowings was 3.50%. At September 30, 2012, the ABR rate was 3.50%, and our applicable margin on ABR borrowings was 2.50%. At September 30, 2012, we had debt outstanding of $88.4 million. This entire amount incurred interest at a one-month LIBOR rate plus an applicable margin of 3.50% based on utilization. We had no debt outstanding at the three-month LIBOR or ABR rates. At September 30, 2012, the carrying value and fair value of our debt is $88.4 million.

As of November 9, 2012, the borrowing base under our reserve-based credit facility was $90.0 million and we had $88.4 million of debt outstanding. As a result, the applicable margin on our outstanding borrowings is 3.50% based on utilitization as of November 9, 2012.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at September 30, 2012	$(4,108)	$(3,959)	$149	$(4,257)	$(149)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for $87.0 million of our outstanding debt balance of $88.4 million at November 9, 2012. If we reduce our outstanding debt balance to $87.0 million or lower, our cash interest costs for our effective LIBOR rate would begin to approximate the settlements on these interest rate swaps. At November 9, 2012, we have the following outstanding interest rate swaps that fix our LIBOR rate:

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of CEP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012 (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any other material legal proceedings other than those that have been previously disclosed. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under various environmental protection statutes or other regulations to which we are subject.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the SEC that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized oil and natural gas prices;

•	the conditions of the capital markets, inflation, interest rates, availability of a credit facility to support business requirements, liquidity, and general economic and political conditions;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business, financial, and operational strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity and financial position;

•	the ability to extend or refinance our reserve-based credit facility;

•	the level of our borrowing base under our reserve-based credit facility;

•	the resumption or amount of our cash distributions;

•	our hedging program and our derivative positions;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of the current global credit and economic environment;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, tornados, earthquakes, snow and ice storms and other catastrophic events and natural disasters;

•	governmental regulation, including environmental regulation, and taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas producing countries;

•	lack of support from a sponsor or a change in sponsor;

•	the result of the unitholder proposal to be voted on at our annual meeting which could cause us to elect to be treated as a corporation for federal income taxes purposes; and

•	our strategic plans, objectives, expectations, forecasts, budgets, estimates and intentions for future operations.

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

Consolidated Balance Sheets – Constellation Energy Partners LLC at September 30, 2012 and December 31, 2011

Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the nine months ended September 30, 2012 and September 30, 2011

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the nine months ended September 30, 2012 and September 30, 2011

Consolidated Statements of Changes in Members’ Equity – Constellation Energy Partners LLC for the nine months ended September 30, 2012

Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description

*31.1. —	Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2. —	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1. —	Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2. —	Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS—	XRBL Instance Document

**101.SCH—	XRBL Schema Document

**101.CAL—	XRBL Calculation Linkbase Document

**101.LAB—	XRBL Label Linkbase Document

**101.PRE—	XRBL Presentation Linkbase Document

**101.DEF —	XRBL Label Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those actions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Constellation Energy Partners LLC, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC
(REGISTRANT)

Date: November 9, 2012	By	/s/ MICHAEL B. HINEY
Michael B. Hiney Chief Accounting Officer and Controller