Form 10-K
period 2012-12-31
Constellation Energy Partners LLC
filed 2013-03-11
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      .

Commission File Number 001-33147

Constellation Energy Partners LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3742489
(State of organization)	(I.R.S. Employer Identification No.)

1801 Main Street, Suite 1300
Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 308-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Units representing Class B Limited Liability Company Interests	}	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of Constellation Energy Partners LLC Common Units, without par value, held by non-affiliates as of June 30, 2012 was approximately $28,083,116 based upon NYSE MKT LLC closing price.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on March 7, 2013: 23,740,730 common units.

Documents Incorporated by Reference: The definitive proxy statement for the registrant’s Annual Meeting of Unithholders (to be filed within 120 days of the close of the registrant’s fiscal year) is incorporated by reference into Part III.

PART I

Item 1. Business

Overview

We are a limited liability company formed in 2005 to acquire oil and natural gas reserves. All of our oil and natural gas reserves are currently located in the Mid-Continent region of the United States, including the Cherokee Basin of Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas. Our primary business objective is to create long-term value and to generate stable cash flows allowing us to invest in our business to grow our reserves and production. We operate our oil and natural gas properties as one business segment: the exploration, development and production of oil and natural gas.

We completed our initial public offering on November 20, 2006 and our Class B common units are listed on the NYSE MKT LLC (“NYSE MKT”) under the symbol “CEP.”

Unless the context requires otherwise, any reference in this Annual Report on Form 10-K to “Constellation Energy Partners,” “we,” “our,” “us,” “CEP,” or the “Company” means Constellation Energy Partners LLC and its subsidiaries. References in this Annual Report on Form 10-K to “PostRock” and “CEPM” are to PostRock Energy Corporation and its subsidiary Constellation Energy Partners Management, LLC, respectively. References in this Annual Report on Form 10-K to “Exelon” and “CEPH” are to Exelon Corporation and its subsidiary Constellation Energy Partners Holdings, LLC, respectively. References in this Annual Report on Form 10-K to “Constellation,” are to Constellation Energy Group, Inc.

Business Strategy

Our primary business objective is to create long-term value and to generate stable cash flows allowing us to invest in our business to grow our reserves and production. We plan to achieve our objective by executing our business strategy, which is to:

•

organically grow our business by increasing reserves and production through what we believe to be low-risk development drilling that focuses on capital efficient production growth and oil opportunities on our existing properties in the Mid-Continent region;

•	reduce the volatility in our cash flows resulting from changes in oil and natural gas commodity prices and interest rates through efficient hedging programs; and

•

make accretive acquisitions of oil and natural gas properties characterized by a high percentage of proved developed oil and natural gas reserves with long-lived, stable production and low-risk drilling opportunities.

Since 2009, our primary focus has been to reduce our outstanding debt while maintaining a limited capital expenditure program to expand our oil production and reserves. On February 28, 2013, we sold all of our natural gas properties in the Black Warrior Basin of Alabama and used $50.0 million of the proceeds to reduce our outstanding debt. As of March 7, 2013, we have reduced our outstanding debt from a high of $220.0 million in 2009 to $34.0 million and extended our reserve-based credit facility until March 31, 2014. During 2012, we have increased our oil production by 15.2% and increased our proved oil reserves to approximately 1.1 million barrels. In addition to the extension of our existing reserve-based credit facility to March 31, 2014, we expect to further extend or refinance it again in early 2013. After this anticipated extension or refinancing of our existing reserve-based credit facility in the early part of 2013, we intend to continue our business strategy to expand our oil production and reserves while actively pursuing opportunities, including merger and acquisitions, which could lead to enhanced unitholder value.

Oil and Natural Gas Properties

Our total estimated proved reserves at December 31, 2012, were approximately 93.0 Bcfe, approximately 97% of which were classified as proved developed, and 93% of which are natural gas and 7% of which are oil. At December 31, 2012, we owned approximately 2,832 net producing wells. Our total average proved reserve-to-production ratio is approximately 7.5 years and our portfolio decline rate is 13 to 15 percent based on our estimated proved reserves at December 31, 2012 and production for the month ended December 31, 2012.

Below is a description of our operations and our oil and natural gas properties by basin at December 31, 2012:

Cherokee Basin

The Cherokee Basin is located in the Mid-Continent region in southern Kansas, northern Oklahoma, and western Missouri and covers approximately 26,000 square miles. The predominant production is natural gas produced from coals and shales and natural gas and oil from conventional formations. In 2007, we invested in the Cherokee Basin, pursuing a coalbed methane resource play, which was economic due to high natural gas prices, targeting Pennsylvanian coals. As coalbed methane wells were drilled, oil zones were also found and, when economical, developed. With current low natural gas prices and higher oil prices, our investment focus is now exclusively targeting oil development by exploiting Cherokee Basin oil opportunities previously uneconomical due to commodity price levels. Natural gas discovered with oil, which continues to be a value add, and is handled by our extensive existing natural gas and water gathering infrastructure.

Our production is primarily from the Pennsylvanian coals, shales, and sands. Major zones are the Mulky Iron Post Shale; Weir Pitt Coal; and Skinner, Red Fork, and Bartlesville sands. Deeper Mississippian, Woodford (Devonian), and Arbuckle (Ordovician) formations are potentially productive; but currently minimal to our reserve values. The eastward movement of the Mid-Continent horizontal Mississippian drilling into Osage County offers future value to our ownership position in the area if commercial success can be demonstrated.

Average Cherokee Basin well depth is approximately 2000 feet in the western portion of the Basin (Osage County, Oklahoma) and approximately 1000 feet in the east (Nowata County, OK). Similarly to depth, average well costs are approximately $340,000 west and approximately $170,000 east. Offsetting our lower drilling costs are the relatively low reserves and low daily production rates per well. Typical coalbed methane wells produce over a period of 20 to over 50 years and on average have less favorable economic characteristics than conventional gas wells. A typical oil completion in these areas declines over one to two years and then produces at a steady rate similar to a coalbed methane well.

At December 31, 2012, we owned approximately 2,310 net producing wells in the Cherokee Basin. The natural gas coming from our wells is low pressure due to the shallow producing formations and compression is needed to move the natural gas to point of sale. We operate in excess of 20 booster compressors and stations to get our natural gas to sales points owned by ONEOK Gas Transportation, L.L.C., Scissortail Energy, LLC, Enogex Gas Gathering & Processing, LLC, Enogex Inc., and Southern Star Central Gas Pipeline, Inc. We operate a substantial portion of our production in the Cherokee Basin. We also own a 50% working interest in most wells operated by Bullseye Operating, L.L.C. (“Bullseye”) and a 50% interest in Bullseye itself. Bullseye operates approximately 500 gross wells in Washington and Nowata Counties in Oklahoma and sells its production through the Cotton Valley producers cooperative, Cotton Valley Compression, L.L.C. Our average gross working interest in our Cherokee Basin properties is approximately 80%, with our average gross working interest in our operated properties being approximately 100% and our average gross working interest in our non-operated Cherokee Basin properties being approximately 50%.

Our estimated proved reserves in the Cherokee Basin at December 31, 2012 were approximately 37.8 Bcfe, approximately 93% of which were classified as proved developed and 83% of which were natural gas and 17% of which were oil.

Woodford Shale

The Woodford Shale is located in the Arkoma Basin in southern Oklahoma. We own 82 well bores, or approximately 9 net producing wells, located in Coal and Hughes counties. This area is gas-rich and is characterized by multiple productive zones. The production of natural gas in the Woodford Shale comes from shale rock that has been stimulated through fracturing jobs after a horizontal well has been drilled. Woodford Shale wells are typically 6,000 to 11,000 feet deep and cost approximately $3.3 million on average to drill and complete with multiple fracs required. The gas-bearing shale section ranges from 120 to 200 feet thick. As of December 31, 2012, our 82 wells had an average gross working interest of 11.3% and an average net revenue interest of 9.1%. Approximately 90% of the wells are operated by affiliates of Devon Energy Corporation (“Devon”) and Newfield Exploration Mid-Continent, Inc. (“Newfield”), with the remaining wells operated by three additional companies. We do not have any additional drilling or leasehold rights associated with our Woodford Shale properties and expect declining production rates and limited future capital expenditures for these wells.

Our estimated proved reserves in the Woodford Shale at December 31, 2012 were approximately 5.5 Bcfe, all of which were classified as proved developed and all of which were natural gas.

Central Kansas Uplift

The Central Kansas Uplift is an oil prone region located in Kansas and southern Nebraska. As of December 31, 2012, we had a gross acreage position of 3,710 acres, or approximately 893 net acres and we owned 27 gross wells, or approximately 6 net producing wells. Over 2 billion barrels of oil have been produced in this region from multiple horizons. The Ordovician age Arbuckle Formation and the upper Pennsylvanian age Lansing—Kansas City reservoirs are the primary targets. Multiple completions per wellbore are common and the typical carbonate reservoirs are stimulated with an inexpensive acid treatment. Drilling depth for this region ranges from 3,500 feet to 4,900 feet depending on targets and location. Wells in this region typically cost approximately $450,000 to drill and complete.

Murfin Drilling Company, Inc., an experienced oil producer in Kansas, operates all of our wells in this region. Several proven undeveloped locations exist on the acreage and behind pipe opportunities exist in several well bores. The average gross working interest in the wells is approximately 20% and the average net revenue interest is approximately 16%.

Our estimated proved reserves in the Central Kansas Uplift at December 31, 2012 were approximately 0.2 Bcfe, approximately 100% of which were classified as proved developed and all of which were oil.

Black Warrior Basin

All of our natural gas properties that we owned in the Black Warrior Basin at December 31, 2012, were sold to a third party on February 28, 2013, and a majority of the sales proceeds were used to reduce our outstanding debt level. These properties will be classified as discontinued operations under the guidance provided in 205-20 Presentation of Financial Statements—Discontinued Operations and ASC 360-10-45-13 Change of Classification After Balance Sheet Date but Before Issuance of Financial Statements in the first quarter of 2013. For additional information about this sale that was authorized by our board of managers on January 31, 2013, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 9. Financial Statements and Supplementary Data – Note 16. Subsequent Events.” In “Outlook”, we also discuss our 2013 operating and business plan after the consideration of the sale of our properties in the Black Warrior Basin.

The Black Warrior Basin is one of the oldest and most prolific coalbed methane basins in the country. The multi-seam vertical wells in the basin range from 500 to 3,700 feet deep, with coal seams averaging a total of 25 to 30 feet of net pay per well. Coalbed methane wells are generally shallower and produce less gas than conventional natural gas wells, require pumping units to remove the water from the wells, which we refer to as dewatering, and require fracturing to enhance production. These wells also tend to start producing gas and water immediately upon completion, with production usually increasing as the well is dewatered. However, production rates from newly drilled and completed wells in the Black Warrior Basin do not always increase as the formation dewaters. Once dewatered, coalbed methane wells often demonstrate fairly constant production rates for up to five years and then production rates start declining. Wells in the area usually cost approximately $500,000 to drill and complete. Typical coalbed methane wells produce over a period of 20 to over 50 years and on average have less favorable economic characteristics than conventional gas wells. We generally owned a 100% working interest (an approximate 75% average net revenue interest) in our wells in the Black Warrior Basin, where we had 507 producing natural gas wells as of December 31, 2012.

The Black Warrior Basin is located in western Tuscaloosa County and Pickens County, Alabama, and encompasses a gross surface area of approximately 109 square miles. The field has been primarily developed on 80-acre spacing. However, the State of Alabama has approved either 40-acre or 80-acre spacing field-wide. The field had seven compressor stations with 800-1,200 horsepower compressors, approximately 170 miles of gas gathering lines (wells to header) and approximately 25 miles of transportation lines (header to compressor). In addition, there were approximately 152 miles of water gathering pipes and 28 miles of water transportation pipes.

A majority of the wells we owned were drilled in the basin before 1992 in order to take advantage of certain tax credits. One of the typical well sites consists of a single gas well and associated gas/water separators connected via subsurface piping. Gas flows from the wellhead to compressor facilities, where over 85% of the gas is routed to a natural gas pipeline operated by Southern Natural Gas Company (“SONAT”). The remaining natural gas is routed to the Southcross Alabama Gathering System, L.P. pipeline (“Southcross Alabama”). Water produced from the wells is transferred via a facility pipeline to one of our three wastewater treatment facilities, where particulates are removed by settling and the water is then discharged into the Black Warrior River in accordance with effluent standards established by the Alabama Department of Environmental Management (“ADEM”) and our National Pollutant Discharge Elimination System (“NPDES”) permits. In addition, there are three saltwater disposal wells that are not currently in use.

The estimated proved reserves that we used to own in the Black Warrior Basin at December 31, 2012 were approximately 49.4 Bcfe, approximately 99% of which were classified as proved developed and all of which were natural gas.

Proved Oil and Natural Gas Reserves

The following table reflects our estimates of proved oil and natural gas reserves based on the Securities and Exchange Commission (“SEC”) definitions that were used to prepare our financial statements for the periods presented. The Standardized Measure values shown in the table are not intended to represent the current market values of our estimated proved oil and natural gas reserves and include the reserves associated with the natural gas properties that we sold in Black Warrior Basin on February 28, 2013.

Reserve data:	2012 (b)	2011	2010
Estimated proved reserves:
Oil (MMBbl)	1.1	0.9	0.5
Natural gas (Bcf)	86.5	195.7	166.0

Total proved reserves (Bcfe)	93.0	201.3	169.0
Estimated proved developed reserves:
Oil (MMBbl)	0.9	0.6	0.4
Natural gas (Bcf)	84.7	148.7	124.9

Total proved developed reserves (Bcfe)	90.0	152.6	127.6
Estimated proved undeveloped reserves:
Oil (MMBbl)	0.2	0.3	0.1
Natural gas (Bcf)	1.8	46.9	41.1

Total proved undeveloped reserves (Bcfe)	3.0	48.7	41.4
Proved developed reserves as a percent of total reserves	97%	76%	76%
Standardized Measure (in millions) (a)	$89.7	$160.7	$131.7

(a)	Standardized Measure is the present value of estimated future net revenues to be generated from the production of proved reserves. It is determined using SEC-required prices and costs in effect as of the time of estimation without giving effect to non-property related expenses (such as general and administrative expenses or debt service costs) and discounted using an annual discount rate of 10%. Our Standardized Measure does not include the impact of derivative transactions or future federal income taxes because we are not subject to federal income taxes.
(b)	Our total proved reserves in the Black Warrior Basin at December 31, 2012, were 49.4 Bcfe of natural gas, of which 49.1 Bcfe were proved developed reserves and 0.3 Bcfe were proved undeveloped reserves.

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

At December 31, 2012, 2011, and 2010, Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, prepared an estimate of all our proved reserves. We used NSAI’s estimates of our proved reserves to prepare our financial statements. NSAI maintains a degreed staff of highly competent technical personnel. The average experience level of their technical staff of engineers, geoscientists, and petro physicists exceeds 20 years, including 5 to 15 years with a major oil company. We maintain an internal technical staff of engineers and geoscience professionals which have an average experience level that exceeds 27 years. Our activities with NSAI are coordinated by a reservoir engineer employed by us who has approximately 30 years of experience in the oil and gas industry and an engineering degree from the University of Tennessee and a masters of business administration from the University of New Orleans. He is a member of the Alabama Coalbed Methane Association and the Society of Petroleum Engineers. He has prior reservoir engineering and reserves management experience at Exxon Mobil Corporation, Dominion Resources and Hilcorp Energy. He has extensive experience in managing oil and gas reserves processes. He serves as the key technical person on our internal reserves committee, which reviews the reserve reports prepared by NSAI before the reports are reviewed by our audit committee of our board of managers and approved by our board of managers.

We have a successful track record of developing our proved undeveloped reserves in both the Cherokee Basin and in the Black Warrior Basin. We do not rely on any proprietary technology to drill our development wells. Since our formation in 2005, we have drilled 415 development wells on our proved undeveloped locations and intend to continue this pattern of development drilling. Based on our structure as a limited liability company and our current business plans, our forecasted cash flow over the next 5 years is expected to be sufficient to fund this type of development drilling program on certain of our proved undeveloped locations. Using the SEC rules for estimating proved reserves, we only recorded proved undeveloped locations that are scheduled to be drilled within the next 5 years. Any locations that are identified to be drilled beyond 5 years are classified as probable or possible reserves. We record our proved undeveloped locations typically at one offset location but we can also record proved undeveloped locations on one section surrounding existing production subject to available infrastructure. We have the right to develop locations under our concession agreement with the Osage Nation in Osage County, Oklahoma, subject to its terms and conditions, until 2020 and we have leasehold availability for our other proved undeveloped locations. During 2013, we currently expect our $19.0 million to $21.0 million capital budget to support a level of drilling activity that we anticipate to be sufficient to develop our 2013 inventory of proved undeveloped locations.

The following table summarizes our inventory of proved undeveloped locations as of December 31, 2012, including those that we sold in the Black Warrior basin on February 28, 2013:

	Year PUD Is Scheduled To Be Developed (a)
	2013	2014	2015	2016	2017
Number of Locations	22	6	2	—	2
Equivalents-Bcfe	1.0	0.6	0.8	—	0.6
Capital Estimate-$millions	$5.1	$1.0	$0.7	$—	$0.7

(a)	We had only one PUD location in the Black Warrior Basin booked in 2017 with 0.3 Bcfe and a capital estimate of $0.4 million.

Our 2012 estimates of total proved reserves decreased 108.3 Bcfe from 2011 due to a lower SEC-required price for natural gas used to calculate our reserves in 2012. Our reserve revisions of 97.2 Bcfe are primarily the result of lower natural gas prices. We added 2.0 Bcfe from extensions and discoveries in the Cherokee Basin reserves associated with oil opportunities. In addition, we added 0.2 Bcfe of natural gas reserves in the Cherokee Basin and sold 0.2 Bcfe of reserves in the Central Kansas Uplift. The data in all of the above tables represents estimates only. Oil and natural gas reserve engineering is an inherently subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering, geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately produced. No reserve data has been filed or included with reports to any governmental agency other than the SEC.

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

Oil and Natural Gas Prices

We have generally sold our natural gas production based upon an index price reported in Inside FERC’s Gas Market Report (“Inside FERC”) or at spot market prices applicable to the location of our natural gas production. Our realized pricing is primarily driven by the Inside FERC prices for CenterPoint Energy Gas Transmission Co. (East), Natural Gas Pipeline Co. of America (Midcontinent), ONEOK Gas Transportation LLC (Oklahoma), Panhandle Eastern Pipe Line Co. (Texas, Oklahoma) and Southern Star Central Gas Pipeline Inc. (Texas, Oklahoma, Kansas) with respect to our properties in the Cherokee Basin, the Inside FERC price for CenterPoint Energy Gas Transmission Co. (East) with respect to our properties in the Woodford Shale, the Inside FERC price for Southern Natural Gas Co. (Louisiana) (“SONAT Inside FERC price”) with respect to the properties we used to own in the Black Warrior Basin, and the applicable monthly average posted oil price with respect to our properties in the Central Kansas Uplift and the Cherokee Basin. The following table summarizes year-end closing prices for the major indexes applicable to our business:

	Prices on January 1,
Market Prices:	2013	2012	2011
Natural gas price—NYMEX (Henry Hub)	$3.35	$3.08	$4.22
Natural gas price—CenterPoint Energy Gas Transmission Co. (East)	$3.24	$2.97	$3.96
Natural gas price—Natural Gas Pipeline Co. of America (Midcontinent)	$3.26	$3.01	$3.96
Natural gas price—ONEOK Gas Transportation LLC (Oklahoma)	$3.24	$3.04	$4.10

	Prices on January 1,
Market Prices:	2013	2012	2011
Natural gas price—Panhandle Eastern Pipe Line Co. (Texas, Oklahoma)	$3.23	$2.99	$3.93
Natural gas price—Southern Natural Gas Co. (Louisiana)	$3.40	$3.09	$4.27
Natural gas price—Southern Star Central Gas Pipeline Inc. (Texas, Oklahoma, Kansas)	$3.20	$3.02	$3.88
Oil price—West Texas Intermediate—Cushing	$91.83	$98.83	$91.38

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

Production and Price History

The following table sets forth information regarding net production of oil and natural gas and certain price and cost information for each of the periods indicated:

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Net Production:
Natural gas production (MMcf)	11,890	13,047	14,670
Oil and liquids production (MBbl)	121	105	61
Total production (MMcfe)	12,613	13,679	15,037
Average daily production (Mcfe/d)	34,462	37,477	41,197
Average Sales Prices:
Natural gas price per Mcf with hedge settlements (a)	$4.66	$10.25	$7.09
Natural gas price per Mcf without hedge settlements	$2.67	$3.96	$4.34
Oil and liquids price per Bbl with hedge settlements	$104.76	$103.52	$76.97
Oil and liquids price per Bbl without hedge settlements	$98.54	$97.76	$76.97
Total price per Mcfe with hedge settlements (a)	$5.39	$10.57	$7.23
Total price per Mcfe without hedge settlements	$3.46	$4.53	$4.54
Average Unit Costs Per Mcfe:
Field operating expenses(b)	$2.21	$2.25	$2.26
Lease operating expenses	$2.04	$2.04	$2.05
Production taxes	$0.18	$0.21	$0.21
General and administrative expenses	$1.27	$1.21	$1.35
Depreciation, depletion and amortization	$1.65	$1.62	$5.67
Asset impairments	$5.82	$0.21	$18.12

(a)	Price per Mcfe including hedges includes realized and unrealized mark-to-market losses on derivative transactions that did not qualify for hedge accounting treatment. The average sales price for natural gas per Mcf with hedge settlements for 2011 includes the $41.3 million impact of our hedge restructuring. Average sales price per Mcf for 2011 excluding the hedge restructuring was $7.09.
(b)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

The following table sets forth information regarding net production of oil and natural gas and selected price and cost information by geographic region for each of the periods indicated:

	Cherokee Basin			Woodford Shale			Black Warrior Basin
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Natural gas production (MMcf)	6,902	7,924	9,400	580	609	567	4,408	4,514	4,703
Oil and liquids production (MBbl)	121	105	61	—	—	—	—	—	—
Total production (MMcfe)	7,625	8,556	9,767	580	609	567	4,408	4,514	4,703
Natural gas price per Mcf without hedge settlements	$2.63	$3.97	$4.20	$2.65	$4.18	$5.30	$2.91	$4.13	$4.50
Oil and liquids price per Bbl without hedge settlements	$92.10	$97.76	$76.97	—	—	—	—	—	—
Total price per Mcfe without hedge settlements	$3.84	$4.77	$4.52	$2.65	$4.18	$5.30	$2.91	$4.13	$4.50
Lease Operating Expense per Mcfe	$2.42	$2.33	$2.33	$1.67	$1.46	$1.58	$1.43	$1.58	$1.51

Productive Wells

The following table sets forth information at December 31, 2012, relating to the productive wells in which we owned a working interest as of that date, including the 507 gross and net wells that we sold in the Black Warrior Basin on February 28, 2013. Productive wells consist of producing wells and wells capable of producing commercial quantities of oil or natural gas, including oil and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
	December 31, 2012		December 31, 2012
	Gross	Net	Gross	Net
Operated	2,383	2,315	175	175
Non-operated	714	325	50	17

Total	3,097	2,640	225	192

Drilling Activity

The following table sets forth information with respect to oil and natural gas wells drilled and completed by us during the years ended December 31, 2012, 2011 and 2010. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found, or economic value. Productive wells are those that are capable of producing commercial quantities of oil or natural gas, regardless of whether they produce a reasonable rate of return. No wells were drilled in the Black Warrior Basin and no exploratory wells were drilled on any of our properties during the years ended December 31, 2012, 2011 or 2010.

	Year Ended December 31,			Wells in Progress as of December 31,
	2012	2011	2010	2012
Gross:
Development
Productive	50	35	17	14
Dry	—	1	—	—
Recompletions	50	49	14	4

Total	100	85	31	18

	Year Ended December 31,			Wells in Progress as of December 31,
	2012	2011	2010	2012
Net:
Development
Productive	50	35	17	14
Dry	—	1	—	—
Recompletions	50	49	14	4

Total	100	85	31	18

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2012 relating to our leasehold acreage, including acreage in the Black Warrior Basin that we sold on February 28, 2013.

	Developed Acreage(a)		Undeveloped Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total (e)	259,302	248,933	31,593	28,887

(a)	Developed acres are acres pooled within or assigned to productive wells/units.
(b)	Undeveloped acres are acres on which wells have not been drilled or acres that have not been pooled into a productive unit.
(c)	A gross acre is an acre in which a working interest is either fully or partially leased. The number of gross acres may include minerals not under lease as a result of leasing some but not all joint mineral owners under any given tract.
(d)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.
(e)	At December 31, 2012, we had 44,862 gross acres and 44,372 net acres in the Black Warrior Basin of Alabama.

Our acreage includes areas leased under a concession agreement that we have with The Osage Nation in Osage County, Oklahoma, which provides us with the exclusive right to lease for coalbed methane on up to 560,000 acres within Osage County and the exclusive right for a period of ninety (90) days after drilling a coalbed methane well on any such acreage to lease for oil and natural gas on such acreage. Generally, we have the right each year to elect to license up to a certain amount of acreage under the concession agreement for such year for a specified license payment, and a license must be obtained before we then lease the acreage. During the term of the concession agreement, however, we have the exclusive right to lease the acreage covered thereunder for coalbed methane unless we notify The Osage Nation in writing that we have no intention to lease any particular acreage. Our concession agreement with The Osage Nation is in four phases as follows: (i) Phase I (four year term of January 1, 2005 through December 31, 2008) during which not less than 440 production wells were to have been drilled and completed; (ii) Phase II (four year term of January 1, 2009 through December 31, 2012) during which a cumulative of not less than 680 production wells were to have been drilled and completed; (iii) Phase III (four year term of January 1, 2013 through December 31, 2016) during which a cumulative of not less than 920 production wells shall be drilled and completed; and (iv) Phase IV (four year term of January 1, 2017 through December 21, 2020) during which a cumulative of not less than 1,160 production wells shall be drilled and completed, such that not less than a total of 1,160 production wells shall be drilled in Phases I through IV. Generally, in addition to the drilling and completion of a producing well counting as a “production well,” the drilling of two dry holes are counted as one “production well,” a recompletion of an existing wellbore is counted as one “production well,” a horizontal well is counted as two “production wells” and a salt water disposal well is counted as one “production well” under the concession agreement (hereinafter “production well credits”). As of December 31, 2012, we believe we have earned approximately 770 total production well credits and our total developed and undeveloped leased acreage totaled approximately 65,840 acres. This level of credits was sufficient to achieve the specific drilling targets under the concession agreement through Phase II, which ended December 31, 2012. If the drilling requirement for a particular phase is not met, we have the option to make a payment equal to the shortfall of production wells required to be drilled multiplied by $50,000 per well in order to be deemed to have complied with the requirement for that phase. If the drilling requirement of a particular phase were not met (either through drilling of production wells or payment as described above), The Osage Nation’s sole remedy would be the termination of the concession agreement at the expiration of the then current phase, provided that such termination would have no effect upon our wells already drilled and the leases that we have acquired that are producing in paying quantities. We believe The Osage Nation has granted at least two concessions for the drilling of conventional oil and gas on acreage which overlaps certain of the acreage covered by our earlier granted concession and it has taken the position that we are not entitled to conventional oil and gas leases under the terms of our concession agreement where we have not drilled a coalbed methane well first.

Leases

Our leases are concentrated in Oklahoma (78%), Alabama (15%), and Kansas (7%). We have approximately 1,633 leases in the Cherokee Basin on approximately 232,555 net acres. Our concession agreement with the Osage Nation in Osage County, Oklahoma provides us the exclusive right to lease for coalbed methane wells on approximately 560,000 net acres within the Osage Nation until its expiration in 2020 or any earlier termination according to its terms and conditions. We will earn new acreage within the concession as we drill additional wells. The typical oil and gas lease agreement covering our other Cherokee Basin properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on or pooled with the leased property. In the Cherokee Basin, depending on the location of a particular well, the total lease burden on our operated properties is generally 20%, generally corresponding to a 80% net revenue interest to us, and on our non-operated properties is generally a 40% net revenue interest. We have 58 leases with a gross acreage position of 3,710 acres in the Central Kansas Uplift, or approximately 893 net acres. We have no leasehold rights associated with our 82 well bores in the Woodford Shale. We have approximately 662 leases in the Black Warrior Basin on over 44,372 net acres. The typical oil and gas lease agreement covering our Black Warrior Basin properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on or pooled with the leased property. There are other burdens affecting certain of the leases in the form of overriding royalty interests. On our properties in the Black Warrior Basin, we own a 100% working interest, or an approximate 75% net revenue interest, in substantially all our developed acreage. Depending on the location of a particular well, the total lease burden is generally 25%, generally corresponding to a 75% lease net revenue interest to us. In some instances, our lease net revenue interest may be as high as 83%.

Under the oil and gas lease agreements covering our productive wells, such leases have generally been perpetuated beyond their stated lease term and generally will not expire unless and until associated production ceases. Such leases are said to be “held by production” and do not require us to make lease payments beyond the royalty amount stipulated by each lease. The area held by production from a particular well is typically held by lease or applied to a pooled unit for such well or as specified under state law. Barring establishment of commercial production, most of our leases not currently held by production will expire. Approximately 11%, 5% and 5% of our total net undeveloped acreage of 28,887 acres is held under leases that have remaining primary terms expiring in 2013, 2014 and 2015, respectively. Of these expiration amounts in 2013, 2014, and 2015, approximately 75%, 95%, and 97%, respectively, apply to our concession agreement with the Osage Nation. If these leases do expire, we have the exclusive right to acquire a new coalbed methane lease on any expired acreage under our concession agreement with the Osage Nation until its expiration in 2020 or any earlier termination according to its terms and conditions. Substantially all of the remaining expiring acreage in all three years is primarily located in Kansas and Oklahoma.

Operations

General

We were the operator of approximately 88% of the 2,832 net wells in which we owned an interest at December 31, 2012. The administration and operation of our properties may be divided into the following functions:

Executive Management

Our executive management team develops and approves our business plans. They report directly to our board of managers, which is composed of three independent managers and two managers appointed by the holder of our Class A units. We have the responsibility for the overall operations of our fields and developing our drilling programs and other production enhancement opportunities. Field operations and the related technical support services including geology, engineering, land administration, and accounting are conducted by employees of one of our subsidiaries. Our employees and contractors approve the design and the development, maintenance, recompletion and workover for all of the wells in our fields. Our drilling programs are designed by us and implemented by various contractors. We do not own drilling rigs or other oil field service equipment used for drilling wells on our properties.

Field Operations

Our day-to-day operations in the Cherokee Basin are conducted by field employees of one of our subsidiaries under the supervision of our management team. The majority of the field operations team is composed of employees that were transitioned to us as a result of the acquisitions we made in the basin. This group is responsible for the operation of the existing production wells, pipelines, compressors and water handling facilities, as well as interaction with regulatory authorities with regard to permitting and compliance matters. In addition, they assist with the execution of the drilling and maintenance programs and the management of the contractors responsible for the drilling and completion of these wells. We currently have field offices located in Coffeyville, Kansas and Skiatook, Oklahoma.

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

For our 82 well bores located in the Woodford Shale, the operators of the properties—primarily Devon and Newfield—conduct all operations on our behalf. For our 27 non-operated wells located in the Central Kansas Uplift, Murfin Drilling Company Inc., the operator, conducts all operations on our behalf.

The day-to-day operations in the Black Warrior Basin that were sold on February 28, 2013, were conducted by field employees of one of our subsidiaries under the supervision of our management team. The field operations team had extensive experience in the Black Warrior Basin and had been operating in the Black Warrior Basin since the early 1990s. This group was responsible for the operation of the existing production wells, pipelines, compressors and water handling facilities, as well as interaction with Alabama regulatory authorities with regard to permitting and compliance matters. In addition, they assisted with the execution of the drilling and maintenance program and the management of the contractors responsible for the drilling and completion of these wells. We had a field office located in Buhl, Alabama.

Historically, when we drilled new wells in the Black Warrior Basin, the drilling rigs were provided by and the wells were drilled by Pense Bros. Drilling Co., Inc., an established Black Warrior Basin drilling contractor. Other contract vendors conducted the cementing operations, provided well logging services and provided the design for, and executed upon, the well stimulation program.

Geology and Engineering

Our technical team is located in our corporate headquarters in Houston, Texas, and our field office in Skiatook, Oklahoma. We have retained engineers, geologists and consultants who have experience in drilling and producing both conventional oil and natural gas, as well as coalbed methane reserves. As a result, we have the ability to draw from a base of experienced and capable talent to select drilling locations and completion approaches to improve productivity and generate and test new ideas to improve production and reserves from existing wells through the use of recompletions, optimizing compression and gathering systems. NSAI, an independent petroleum engineering firm, has been retained to prepare the estimates for all of our proved reserves.

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

Revenue Accounting

Through December 31, 2012, our revenue accounting function for all of our properties has been outsourced to Schlumberger, ePrime Services, a Texas-based revenue accounting firm that is a subsidiary of Schlumberger LTD, a supplier of technology, project management, and information solutions to the oil and gas industry. Schlumberger manages the cash flow associated with our interests in the oil and natural gas properties, including the payment of invoices, calculation and payment of royalties, and receipt of revenues from oil and natural gas sales, and provides accounting information used to generate financial statements. Beginning in January 2013, these functions will now be handled by our internal accounting department in Houston, Texas.

Marketing and Major Customers

We manage our oil and natural gas marketing efforts and actively monitor our credit exposure to our major customers. We currently sell our natural gas produced in the Cherokee Basin to Macquarie Energy LLC, Keystone Gas Corporation, Scissortail Energy, LLC, Cotton Valley Compression, L.L.C., Cherokee Basin Pipeline, LLC, and ONEOK Energy Services Company, L.P. Our oil production in the Cherokee Basin is primarily purchased by Sunoco Partners Marketing and Terminals L.P. and Coffeyville Resources Refining and Marketing, LLC. Our natural gas production in the Woodford Shale and our oil production in the Central Kansas Uplift is marketed by the operators of our properties. We sold our natural gas that we produced in the Black Warrior Basin to J.P. Morgan Ventures Energy Corporation and to Southcross Alabama Gathering System, L.P. until we sold these natural gas properties on February 28, 2013.

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

Markets and Competition

We operate in a competitive environment for acquiring properties, marketing oil and natural gas and retaining trained personnel. Many of our competitors have substantially greater financial, technical and personnel resources than ours. As a result, our competitors may be able to outbid us for oil and natural gas properties and exploratory prospects, more competitively price their production, or utilize superior technical resources than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a competitive environment with limited access to capital. There is substantial competition for the limited capital available for investment in the oil and natural gas industry. Neither PostRock and its affiliates nor Exelon and its affiliates are restricted from competing with us.

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

Environmental laws and regulations that could have a material impact on the oil and natural gas industry and our operations include the following:

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (“EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most other wastes associated with the exploration, development and production of oil and natural gas are currently regulated under RCRA’s non-hazardous waste provisions. Although we do not believe the current costs of managing any of our wastes are material under presently applicable laws, any future reclassification of oil and natural gas exploration, development and production wastes as hazardous wastes, could increase our costs to manage and dispose of wastes.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), and comparable state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, impose investigatory or remedial obligations and issue injunctions limiting or preventing our operations for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the Cherokee Basin, water is pumped from producing wells, collected, and injected into approved salt water disposal wells in the deeper Arbuckle formation. In the Black Warrior Basin, we maintain permits issued pursuant to the Clean Water Act that authorize the discharge of produced waters and similar wastewaters generated as a result of our operations, in accordance with effluent standards established by the ADEM. ADEM is currently developing new effluent standards for discharge of produced water from coalbed methane wells which we will be required to meet when such standards are in effect. While we believe we are in substantial compliance with these permits and the other requirements of the Clean Water Act, we have several ponds used for the treatment and storage of wastewaters in the Black Warrior Basin that were found to have leaked into the subsurface beneath the ponds at some time prior to our ownership. ADEM is aware of these leaks. We replaced certain of the liners beneath these treatment ponds and, under the supervision of the ADEM, are monitoring for the presence of chlorides in the subsurface to better determine what cleanup measures, if any, may be required by the ADEM. Based on present information, we do not believe we will incur material costs or penalties in connection with this matter, but there can be no assurance that significant costs will not be incurred if future data reveals elevated levels of chlorides beneath the ponds.

Oil Pollution Act

The Oil Pollution Act was enacted in 1990 to amend the Clean Water Act in large part due to the Exxon Valdez incident. Under the Oil Pollution Act, the EPA was directed to promulgate regulations which would create a comprehensive prevention, response, liability and compensation program to deal with oil discharged into U.S. navigable waters. In particular, the regulations developed under the Oil Pollution Act strengthened the requirements that apply to Spill Prevention, Control and Countermeasure Plans. The Oil Pollution Act imposes liability for removal costs and damages resulting from an incident in which oil is discharged into navigable waters and establishes liability for damages for injuries to, or loss of, natural resources.

Air Emissions

The Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA, the Oklahoma Department of Environmental Quality, and the Kansas Department of Health and Environment have developed, and continue to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. We believe our operations are in substantial compliance with federal and state air emission standards. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, impose investigatory or remedial obligations and issue injunctions limiting or preventing our operations for non-compliance with air permits or other requirements of the federal Clean Air Act and comparable state laws.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol. The United States Congress has not passed legislation directed at reducing greenhouse gas emissions. In December 2009, however, the EPA finalized its endangerment finding for greenhouse gas emissions which determines that the EPA has authority to regulate greenhouse gas emissions under the Clean Air Act. The EPA has adopted rules that require the mandatory reporting of greenhouse gases from large stationary sources of greenhouse gas emissions. Our operations do not qualify us as a large stationary source of greenhouse gas emission and we do not have a reporting requirement under that rule. Further, under final rules issued by the EPA in November 2010 and subsequent amendments, requires certain owners and operators of onshore natural gas production to monitor and report greenhouse gas emissions beginning in 2012. We currently believe that it is not likely that we will have a reporting requirement for greenhouse gases for 2012 and in future years for our current source categories. Under such rules, a reporting requirement arises for assorted source categories including production, process, transmission, storage and distribution of oil and natural gas for any source category when 25,000 metric tons of CO2e or more per year in emissions are emitted. The production category extends to all equipment on well pads and associated with well pads, including compressors, generators, separators, storage tanks, well drilling and completion equipment, and workover equipment and is to be aggregated on a hydrocarbon sub-basin level.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices and has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results of the study anticipated to be available by 2014. Further, the Department of the Interior has released draft regulations governing hydraulic fracturing on federal and Native American oil and gas leases which would require lessees to file for approval of well stimulation work before commencement of operations and require well operators to disclose the trade names and purposes of additives used in the fracturing fluids. Legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Currently, no states in which we utilize hydraulic fracturing have adopted these regulations. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing hydraulic fracturing would impact our business.

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

Our operations in the Cherokee Basin and in the Woodford Shale in Oklahoma are subject to the rules and regulations of the Oklahoma Corporation Commission, Oil & Gas Conservation Division. Our operations in the Cherokee Basin and the Central Kansas Uplift in Kansas are subject to the rules and regulations of the Kansas Corporation Commission, Oil & Gas Conservation Division. Our operations in the Black Warrior Basin in Alabama, which we sold in February 2013, were subject to the rules and regulations of the State Oil and Gas Board of Alabama Governing Coalbed Methane Gas Operations. We believe we are in substantial compliance with these rules and regulations.

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements should not have a material adverse impact on our financial condition and results of operations. As of December 31, 2012, we had no accrued environmental obligations. We are not aware of any environmental issues or claims that will require material capital expenditures or that will otherwise have a material impact on our financial position or results of operations. However, we cannot predict how future environmental laws and regulations may impact our operations, and therefore cannot provide assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial condition, results of operations, or operating and investing cash flows.

Employees

As of March 7, 2013, our subsidiary, CEP Services Company, Inc., had 84 employees. None of these employees are subject to a collective bargaining agreement.

Offices

We are headquartered in Houston, Texas. We also maintain field offices in Coffeyville, Kansas, Dewey, Oklahoma, Skiatook, Oklahoma, and a technical office in Tulsa, Oklahoma. We own the field office buildings and land in Kansas and Oklahoma. In 2013, we intend to close our offices in Tulsa, Oklahoma, and Dewey, Oklahoma.

Available Information

Our internet address is http://www.constellationenergypartners.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report on Form 10-K. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website that contains these reports at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 723-0330.

Item 1A. Risk Factors

Risks Related to Our Business

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition, results of operation, operating cash flow, and any ability to pay distributions to our unitholders.

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

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. In the Cherokee Basin and in the Woodford Shale, coalbed methane production generally declines at a shallow rate after initial increases in production as a consequence of the dewatering process and oil and liquids production steadily declines after initially higher production rates.

The production from our existing reserves will decline over time. To offset this decline, we must spend additional capital expenditures to drill and complete new wells or to acquire additional oil and natural gas reserves. Over the past three years, our capital expenditures were lower than the amount needed to replace our existing production and reserves. As a result, our production has continued to decline which has lowered our operating cash flows. We expect to spend at least $19.0 million in total capital expenditures in 2013, which may help offset some, but not all, of our natural production decline. If we do not spend this level of capital expenditures or do not spend our capital budget in an effective manner, we may not be able to maintain our asset base and production rates, which could further lower our operating cash flows.

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

No one can measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels and operating and development costs. In addition, in the early stages of a coalbed methane project, it is difficult to predict the production curve of a coalbed methane field. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove to be inaccurate. For the past five years, an independent petroleum engineering firm has prepared the estimates of proved oil and natural gas reserves included in our SEC filings. Over time, engineers may make material changes to reserve estimates taking into account the results of actual drilling and production. Some of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, certain assumptions are made regarding future oil and natural gas prices, production levels and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. For example, if average natural gas prices were to increase by $1.00 per Mcfe, then the Standardized Measure of our proved reserves as of December 31, 2012 would increase from approximately $89.7 million to approximately $136.3 million. Conversely, if average natural gas prices were to decrease by $1.00 per Mcfe, then the Standardized Measure of our proved reserves as of December 31, 2012 would decrease from approximately $89.7 million to approximately $36.6 million. Our Standardized Measure is calculated using unhedged oil and natural gas prices and is determined in accordance with the rules and regulations of the SEC (except for the impact of income taxes as we are not a taxable entity). Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas we ultimately recover being different from our reserve estimates.

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

Due to our lack of asset and geographic diversification, adverse developments in our core operating areas would affect our results of operations, reduce our operating cash flows, and impact our profitability.

We rely exclusively on sales of the oil and natural gas that we produce. Furthermore, all of our assets are located in the Mid-Continent region of the United States and are predominantly coalbed methane natural gas. We currently have a limited amount of drilling opportunities in our existing asset base that enable us to focus on oil completions. Due to our lack of diversification in asset type, commodity type and location, an adverse development in the oil and gas business or our geographic area would have a significantly greater impact on the price which we receive for our oil and natural gas, our results of operations, and any cash available to make any additional capital investments or to make any distributions to our unitholders than if we maintained more diverse assets and locations.

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

Oil and natural gas operations in our operating areas are often adversely affected by seasonal weather conditions, primarily during periods of severe weather or rainfall, and during periods of extreme cold. We face the risk that power outages and other damages resulting from tornados, ice storms, flooding, and other strong storms or weather events will prevent us from operating our wells in an optimal manner. These weather conditions may reduce our oil and natural gas production, which could impact or reduce our future operating cash flows.

Certain of our undeveloped leasehold acreage is subject to leases that may expire in the near future and our concession agreement with the Osage Nation has certain terms and conditions which must be fulfilled by us.

Some of the leases that we hold are still within their original lease term and are not currently held by production. Unless we establish commercial production on the properties subject to these leases, these leases will expire. Our concession agreement with the Osage Nation also has certain terms and conditions which must be fulfilled by us. If our leases expire or our concession with the Osage Nation terminates, we will lose our right to develop the related properties, which would reduce our future operating cash flows and our cash available to pay distributions.

Shortages of drilling rigs, supplies, oilfield services, equipment and crews could delay our operations and reduce our future operating cash flows and cash available to make future investments or pay distributions.

Higher oil and natural gas prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues, reduce our operating cash flows and cash available to make future investments or pay distributions.

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

Any of our acquisition activities will subject us to certain risks.

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

Exploration and development activities and the production and sale of oil and natural gas are subject to extensive federal, state, local and Native American tribal regulations. Changes to existing regulations or new regulations may unfavorably impact us, our suppliers or our customers. In the United States, legislation that directly impacts the oil and gas industry has been proposed covering areas such as emission reporting and reductions, hydraulic fracturing of wells, the repeal of certain oil and natural gas tax incentives and tax deductions, and the treatment and disposal of produced water. The EPA has also ruled that carbon dioxide, methane and other greenhouse gases endanger human health and the environment. This allows the EPA to adopt and implement regulations restricting greenhouse gases under existing provisions of the federal Clean Air Act. Additionally, provisions of the Dodd-Frank Act, which regulate financial derivatives, may impact our ability to enter into derivatives or require burdensome collateral or reporting requirements. These and other potential regulations could increase our costs, reduce our liquidity, impact our ability to hedge our future oil and natural gas sales, delay our operations or otherwise alter the way we conduct our business, negatively impacting our financial condition, results of operations and cash flows.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing practices. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with final results to be available by 2014. Legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted that apply to our operations, such legal requirements could make it more difficult or costly for us to perform fracturing activities. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that are ultimately able to be produced in commercial quantities from our properties.

We may incur significant costs and liabilities in the future resulting from an accidental release of hazardous substances into the environment.

There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances we handle. For example, there is the potential for an accidental release from one of our wells or gathering pipelines. If a problem occurs with respect to any one of these, it could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations.

Our operations expose us to significant costs and liabilities with respect to environmental and operational safety matters.

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil and natural gas exploration, production and transportation operations. These costs and liabilities could arise under a wide range of federal, state, local, and tribal environmental and safety laws and regulations, including enforcement policies which have tended to become increasingly strict over time. There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances that we handle. For instance, climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas while the physical effects of climate change, including severe weather events, could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.

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

We may face unanticipated water disposal or processing costs.

Where water produced from our projects fails to meet the quality requirements of applicable regulatory agencies or our wells produce water in excess of the applicable volumetric permit limit, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to treat or dispose of this produced water may increase if any of the following occur:

•	we cannot renew or obtain future permits from applicable regulatory agencies;

•	water of lesser quality or requiring additional treatment is produced;

•	our wells produce excess water; or

•	new laws and regulations require water to be disposed of or treated in a different manner.

Risks Related to Financing and Credit Environment

We may not be able to extend, replace or refinance our reserve-based credit facility on terms reasonably acceptable to us, or at all, which could materially and adversely affect our business, liquidity, cash flows and prospects.

Our reserve-based credit facility matures on March 31, 2014, and becomes a current liability on March 31, 2013. We may not be able to extend, replace or refinance our existing reserve-based credit facility on terms reasonably acceptable to us, or at all, with our existing syndicate of banks or with replacement banks. In addition, we may not be able to access other external financial resources sufficient to enable us to repay our maturity reserve-based credit facility. Any of the foregoing could materially and adversely affect our business, liquidity, cash flows and prospects.

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

Our existing reserve-based credit facility matures on March 31, 2014 and, as a result, amounts due under the facility will become a current liability on March 31, 2013. We may not be able to renew or replace the facility at similar borrowing costs, terms, covenants, restrictions, or borrowing base, or with similar debt issue costs.

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

We have the ability to pay distributions to unitholders under our reserve-based credit facility from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distribution to unitholders may be made if the borrowings outstanding, net of available cash, under our reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. At December 31, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. Our ability to pay distributions to our unitholders in any quarter will be solely dependent on our ability to generate sufficient cash from our operations and is subject to the approval of our board of managers.

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

We will be required to make substantial investment or expansion capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, we may not be able to reninvest in our business, maintain our production and operating cash flow, or our ability to make any distributions.

In order to expand our asset base, we will need to make investment or expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations, and may be unable to pay distributions. To fund our investment or expansion capital expenditures, we will be required to use cash from our operations or incur borrowings or sell additional common units or other securities. Such uses of cash from operations will reduce any cash available for distribution to our unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreement, as well as by general economic conditions, world-wide credit and market conditions, and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional securities may result in significant unitholder dilution and an increase in the aggregate amount of cash required to maintain any then-current distribution rate, which could adversely impact our financial condition and our ability to pay distributions at the then-current distribution rate.

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

Higher interests rates may also increase the borrowing costs associated with our reserve-based credit facility. If our borrowing costs were to increase, our interest payments on our debt may increase which would reduce the amount of cash available for our operating or capital activities or for any distribution to unitholders.

The enactment of the Dodd-Frank Act could have an adverse impact on our ability to hedge risks associated with our business.

Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the OTC derivatives market and entities, such as us, that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate certain rules and regulations, including rules and regulations pertaining to certain swap participants, the clearing of certain swaps, and the reporting and recordkeeping of swaps, and gives the CFTC the authority to establish position limits. Although the CFTC established position limits on certain core futures and equivalent swaps contracts for physical commodities, including natural gas, with exceptions for certain bona fide hedging transactions, those limits were vacated by federal district court in September 2012 and will not go into effect unless and until the CFTC prevails on appeal of this ruling or issues and finalizes revised rules.

In December 2012, the CFTC published final rules regarding mandatory clearing of certain interest rate swaps and certain index credit default swaps and setting compliance dates for different categories of market participants, the earliest of which is March 2013. The CFTC has not yet proposed any rules requiring the clearing of any other classes of swaps, including physical commodity swaps. Although we expect to qualify for the end-user exemption from the clearing requirement for our swaps, mandatory clearing requirements applicable to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or other regulators may require our counterparties to require that we enter into credit support documentation and/or post initial and variation margin as collateral; however, the proposed margin rules are not yet final, and therefore the application of those provisions to us is uncertain at this time. The financial reform legislation may also cause our derivatives counterparties to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.

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

In order for us to make a distribution from available cash under our reserve-based credit facility, our outstanding debt balances, net of available cash, must be less than 90% of the borrowing base, as determined by our lenders, after giving effect to the proposed distribution. Our available cash excludes any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. We are subject to additional future borrowing base redeterminations before our reserve-based credit facility matures in March 2014 and cannot forecast the level at which our lenders will set our future borrowing base. If our lenders further reduce our borrowing base because of any of the numerous factors generally described in this caption “Risk Factors,” our outstanding debt balances, net of available cash, may exceed 90% of the borrowing base, as determined by our lenders, and we may be unable to resume our quarterly distributions or may again have to suspend our quarterly distributions. If we do not achieve our expected operational results and we may not be able to resume, maintain or increase quarterly distributions, which may cause the market price of our common units to decline substantially.

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

Oil and natural gas prices are very volatile. If commodity prices decline significantly for a temporary or prolonged period, our cash from operations may decline andmay adversely impact our ability to invest in new drilling opportunities, our financial condition, and our profitability.

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

Our operations require substantial capital expenditures, which will reduce any cash available for distribution to our unitholders.

We will need to make substantial capital expenditures to maintain our asset base over the long term. These maintenance capital expenditures may include capital expenditures associated with drilling and completion of additional wells to offset the production decline from our producing properties or additions to our inventory of unproved properties or our proved reserves to the extent such additions maintain our asset base. These expenditures could increase as a result of:

•	changes in our reserves;

•	changes in oil and natural gas prices;

•	changes in labor and drilling costs;

•	our ability to acquire, locate and produce reserves;

•	changes in leasehold acquisition or concession costs; and

•	government regulations relating to safety, taxation and the environment.

Our significant maintenance capital expenditures will reduce the amount of cash we may have available for distribution to our unitholders. In addition, our actual capital expenditures will vary from quarter to quarter. If we fail to make sufficient capital expenditures, our future production levels will decline which will materially and adversely affect our future revenues and any amount of cash available for distribution to our unitholders.

Each quarter we are required to deduct estimated maintenance capital expenditures from operating surplus, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

Our limited liability company agreement requires us to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and potential change by our conflicts committee of our board of managers at least once a year. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If we underestimate the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures begin to exceed our previous estimates. Over time, if we do not set aside sufficient cash reserves or have available sufficient sources of financing and make sufficient expenditures to maintain our asset base, we will be unable to pay distributions.

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

Our ability to grow our business and to reinstate, maintain or increase distributions to unitholders is partially dependent on our ability to make acquisitions that result in an increase in available cash per unit. We may be unable to make such acquisitions if we are:

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

PostRock indirectly owns approximately 24.9% of our outstanding common units and all of our outstanding Class A units as of March 7, 2013, or an aggregate 26.4% interest in us. Constellation indirectly owns all of our outstanding Class C management incentive interests and all of our Class D interests as of March 7, 2013. If PostRock was to sell some or a substantial portion of its interest in us, it could reduce the market price of our outstanding common units.

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

Two members of our board of managers are appointed by CEPM, the holder of our Class A units and an affiliate of PostRock. Conflicts of interest may arise between us and our unitholders and members of our board of managers or our executive officers, PostRock and its affiliates including CEPM, and Exelon and Constellation, and its affiliates including CEPH. These potential conflicts may relate to the divergent interests of these parties. Situations in which the interests of members of our board of managers, our executive officers, or PostRock, Exelon and Constellation and their affiliates, including CEPM and CEPH, may differ from interests of owners of common units include, among others, the following situations:

•	our limited liability company agreement gives our board of managers broad discretion in establishing cash reserves for the proper conduct of our business, which will affect the amount of cash available for distribution. For example, our board of managers will use its reasonable discretion to establish and maintain cash reserves sufficient to maintain our asset base;

•	neither our limited liability company agreement nor any other agreement requires PostRock, Exelon, Constellation or any of their affiliates to pursue a business strategy that favors us. Directors and officers of PostRock, Exelon, Constellation, CEPM and CEPH have a fiduciary duty while acting in their capacity as such a director or officer of such entity to make decisions in the best interests of such entities’ stockholders, which may be contrary to our best interests;

•	neither PostRock, Exelon, Constellation, nor any of their affiliates, has any obligation to provide us with any opportunities to acquire additional oil and natural gas properties;

•	in some instances our board of managers may cause us to borrow funds in order to permit us to pay distributions to our unitholders, even if the purpose or effect of the borrowing is to make management incentive distributions to CEPH;

•	none of our executive officers or the members of our board of managers, PostRock and its affiliates, including CEPM, or Exelon, Constellation and its affiliates, including CEPH, are prohibited from investing or engaging in other businesses or activities that compete with us; and

•	our board of managers is allowed to take into account the interests of parties other than us, such as PostRock and its affiliates, including CEPM, or Exelon, Constellation and its affiliates, including CEPH, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

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

Our limited liability company agreement effectively adopts Section 203 of the Delaware General Corporation Law (“Section 203”). Section 203, as it applies to us, prohibits an “interested unitholder,” defined as a person who owns 15% or more of our outstanding common units, from engaging in a business combination with us for three years following the time such person becomes an interested unitholder without the approval of our board of managers. We believe PostRock is an interested unitholder under Section 203. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder that may have the effect of conferring a disproportionate economic benefit upon the interested unitholder, and is generally defined to include:

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

Our limited liability agreement restricts the voting rights of common unitholders by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than CEPM (a subsidiary of PostRock), CEPH (a subsidiary of Constellation), or their affiliates or transferees and persons who acquire such units with the prior approval of our board of managers, cannot vote on any matter. Our limited liability agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting common unitholders’ ability to influence the manner or direction of management.

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

The market price of our common units could be subject to wide fluctuations in response to a number of factors, most of which we cannot control, including:

•	changes in securities analysts’ recommendations and their estimates of our financial performance;

•	the public’s reaction to our press releases, announcements and our filings with the SEC;

•	fluctuations in broader securities market prices and volumes, particularly among securities of oil and natural gas companies and securities of publicly traded limited partnerships and limited liability companies;

•	the sale of our units by significant unitholders or other market liquidity issues;

•	changes in market valuations of similar companies;

•	departures of key personnel;

•	commencement of or involvement in litigation;

•	variations in our quarterly results of operations or those of other oil and natural gas companies;

•	variations in the amount of any quarterly distributions;

•	future interest rates and expectations of inflation;

•	future issuances and sales of our common units or other classes of securities issued by us;

•	the borrowing base of our reserve-based credit facility as determined by our lenders in their sole discretion;

•	changes in government regulations, taxation or laws impacting businesses, the oil and gas industry or publicly trade partnerships;

•	changes in the general condition of global economies that impacts commodities and financial markets;

•	changes in general conditions in the U.S. economy, financial markets or the oil and natural gas industry; and

•	lack of or changes in any sponsor.

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

Unitholders are required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Generally, should we generate taxable income for a particular tax year and not pay any cash distributions, our unitholders will be required to pay the actual U.S. federal income tax liability that results from their share of such taxable income even though they received no cash distributions from us.

During 2012, we did not pay any cash distributions on our units. Since we generated taxable income allocable to our unitholders for the 2012 tax year, unitholders who held our common units during 2012 did not receive cash distributions from us sufficient to pay any actual tax liability that resulted from their share of such 2012 taxable income. Further, if we generate taxable income from either operations or the sale of assets in future years and do not distribute the resulting cash, our unitholders may not receive sufficient cash distributions to pay the actual tax liability that results from their allocable share of our taxable income. The majority of the proceeds generated in 2013 from the sale of our properties in the Black Warrior Basin were used to pay down debt and will not result in sufficient distributions to unitholders to pay any actual tax liability of each unitholder attributable to such sale.

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to entity-level taxation by states and localities. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to entity-level taxation for state or local tax purposes, then our cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter that affects us.

Despite the fact that we are a limited liability company under Delaware law, it is possible in certain circumstances for us to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate income tax rates, currently at a maximum marginal rate of 35%, and would likely pay state and local income tax at varying rates. Distributions to unitholders would generally be taxed as corporate distributions, and no income, gain, loss, deduction or credit would flow through to the unitholders. Because a tax may be imposed on us as a corporation, our cash available for distribution to our unitholders could be reduced. Therefore, treatment of us as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to our unitholders likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could adversely affect an investment in our common units.

Certain federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation.

Both the Obama Administration and members of Congress have during past U.S. legislative sessions proposed changes that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be proposed in the current legislative session, and if proposed and enacted, how soon any such changes could become effective. The passage of any legislation with similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our common units.

We will be considered to have terminated for U.S. federal income tax purposes due to a sale or exchange of 50% or more of our interests within a twelve-month period.

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminates requests relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year nothwithstanding two partnership tax years.

A successful IRS contest of the U.S. federal income tax positions we take may adversely affect the market for our common units, and the costs of any contest will reduce cash available for distribution.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter that affects us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and a court may disagree with some or all of those positions. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and may be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depletion, depreciation and amortization positions that may not conform with all aspects of existing U.S. Treasury regulations. Our counsel is unable to opine as to the validity of such filing positions. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

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

Unitholders may be subject to state and local taxes and return filing requirements in states where they do not live as a result of an investment in our common units.

In addition to U.S. federal income taxes, our unitholders are likely subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if they do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently are registered to do business, do business or own assets in Texas, Alabama, Oklahoma and Kansas. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all U.S. federal, state, and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our units.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the holders of management incentive interests and the common unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders, including holders of our management incentive interests. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain common unitholders and the holders of our management incentive interests, which may be unfavorable to such common unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and our allocations of income, gain, loss and deduction between the holders of our management incentive interests and certain of our common unitholders.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction amount our unitholders.

A unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a common unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and he may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder whose common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult with their tax advisor about whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

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

The value of an investment in our units could be affected by actual or potential U.S. federal or state tax increases.

Investors in our Class B common units will experience higher tax rates starting in 2013. U.S. investors and resident aliens are subject to 3.8% Medicare supplemental tax imposed by new IRC section 1411 while non-U.S. individual investors will have more taxes withheld under IRC section 1446 due to the increase in the highest marginal individual tax rate. The 3.8% tax imposed by new IRC section 1411 applies to the net investment income of individuals, estates, and trusts. Individuals will pay the tax on the lesser of (1) their investment income, or (2) the difference between modified AGI and a threshold based on filing status. Estates and trusts will be subject to the tax if they have undistributed net investment income and also have adjusted gross income (AGI) over the dollar amount at the highest tax bracket for an estate or trust. The tax does not apply to nonresident aliens, tax-exempt trusts, and certain charitable remainder trusts. The tax imposed by section 1411 is subject to the estimated tax provisions and should be a factor in estimating tax liability and quarterly estimated payments. Additionally, the U.S. federal, certain state and local governments are considering legislation to raise additional revenue through increased tax rates or reduced tax deductions. The tax rates and regulations that are applicable to our investors are subject to change by new legislation at any time. Higher tax rates may result in a lower market price for our common units.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the SEC that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized oil and natural gas prices;

•	the conditions of the capital markets, inflation, interest rates, availability of a credit facility to support business requirements, liquidity, and general economic and political conditions;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business, financial, and operational strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity, working capital and financial position;

•	the ability to extend or refinance our reserve-based credit facility;

•	the level of our borrowing base under our reserve-based credit facility;

•	the resumption or amount of our cash distributions;

•	our hedging program and our derivative positions;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of the current global credit and economic environment;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, tornados, earthquakes, snow and ice storms and other catastrophic events and natural disasters;

•	governmental regulation, including environmental regulation and taxation of the oil and natural gas industry or publicly traded partnerships;

•	developments in oil-producing and natural gas producing countries;

•	lack of support from a sponsor; and

•	our strategic plans, objectives, expectations, forecasts, budgets, estimates and intentions for future operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE MKT under the symbol “CEP.” On March 7, 2013, there were 23,740,730 common units outstanding and approximately 3,766 unitholders. On March 5, 2013, the market price for our common units was $1.76 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $31.4 million. The following table presents the high and low closing price for our common units during the periods indicated.

	Common Stock
	High	Low
2012
First Quarter	$2.80	$1.81
Second Quarter	$2.88	$1.55
Third Quarter	$1.57	$1.21
Fourth Quarter	$1.57	$1.18
2011
First Quarter	$3.20	$2.25
Second Quarter	$2.85	$2.13
Third Quarter	$3.59	$2.58
Fourth Quarter	$2.73	$1.85

We have not paid distribution on our common units since June 2009.

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

Private Placements

There were no private placement transactions in 2012, 2011 and 2010.

Common Unit Performance Graphs

The following graph compares the cumulative 5-Year total return provided unitholders on our common units relative to the cumulative total returns of the Russell 2000 index, the Alerian MLP index, the Dow Jones US Exploration & Production index, and a customized peer group of six companies that includes: Breitburn Energy Partners LP, EV Energy Partners LP, Legacy Reserves LP, Linn Energy LLC, Pioneer Southwest Energy Partners LP, and Vanguard Natural Resources LLC. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2007, and its relative performance is tracked through December 31, 2012.

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

	Constellation Energy Partners LLC
	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
			(in 000’s)
Statement of Operations Data:
Revenues:
Natural gas sales	$55,365	$133,769	$103,997	$118,580	$135,437
Oil and liquids sales	12,676	10,870	4,695	4,546	6,426
Gain / (loss) from mark-to-market activities	(8,706)	(39,422)	42,081	19,410	21,376

Total revenues	59,335	105,217	150,773	142,536	163,239

Operating expenses:
Lease operating expenses	25,699	27,949	30,798	33,535	36,257
Cost of sales	1,299	2,188	2,473	2,638	7,261
Production taxes	2,218	2,897	3,179	3,153	8,398
General and administrative	16,060	16,599	20,351	18,506	13,998
Exploration costs	—	131	760	855	414
Depreciation, depletion and amortization	20,799	22,139	85,263	71,173	52,281
Asset impairments	73,451	2,935	272,487	5,113	25,638
Accretion expenses	766	907	822	406	411
(Gain) / loss on sale of assets	7	19	(18)	—	(301)

Total operating expenses	140,299	75,764	416,115	135,379	144,357

Other expenses/(income):
Interest expense	6,891	8,886	12,721	11,967	12,167
Interest expense -(Gain)/loss from mark-to-market activities	(1,157)	1,232	(765)	4,338	—
Interest income	(1)	(2)	(3)	(2)	(350)
Other (income) expense	(154)	(249)	(385)	(123)	(203)

Total other expenses (income)	5,579	9,867	11,568	16,180	11,614

Total expenses	145,878	85,631	427,683	151,559	155,971

Net income (loss)	$(86,543)	$19,586	$(276,910)	$(9,023)	$7,268

Earnings (loss) per unit
Earnings (loss) per unit-Basic	$(3.58)	$0.81	$(11.36)	$(0.40)	$0.32
Earnings (loss) per unit-Diluted	$(3.58)	$0.81	$(11.36)	$(0.40)	$0.32
Distributions declared and paid per unit	$—	$—	$—	$0.26	$2.25
Other Financial Information (unaudited):
Adjusted EBITDA	$24,445	$96,596	$54,125	$66,992	$75,285

	Constellation Energy Partners LLC
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
	(in 000’s)
Balance Sheet Data:
Cash and cash equivalents	$1,975	$17,176	$7,892	$11,337	$6,255
Other current assets	26,759	27,920	45,199	33,928	45,976
Oil and natural gas properties, net of accumulated depreciation, depletion and amortization	187,423	266,085	276,919	612,625	662,519
Other assets	11,865	23,125	54,367	50,427	44,099

Total assets	$228,022	$334,306	$384,377	$708,317	$758,849

Current liabilities, including short-term debt	$61,173	$14,554	$14,533	$16,484	$19,506
Long-term debt	34,000	98,400	165,000	195,000	212,500
Other long-term liabilities	16,583	14,432	13,024	12,129	6,754
Class D interests	—	—	6,667	6,667	6,667
Members equity:
Common members equity	116,266	201,483	174,233	449,670	463,295
Accumulated other comprehensive income	—	5,437	10,920	28,367	50,127

Total members’ equity	116,266	206,920	185,153	478,037	513,422

Total liabilities and members’ equity	$228,022	$334,306	$384,377	$708,317	$758,849

Cash Flow Data:
Net cash provided by operating activities	$13,606	$87,690	$40,829	$56,087	$75,632
Net cash used in investing activities	(14,152)	(10,713)	(13,766)	(22,571)	(95,008)
Net cash provided by (used in) financing activities	(14,655)	(67,693)	(30,508)	(28,434)	6,942
Development of natural gas properties	(15,638)	(10,967)	(7,973)	(22,913)	(47,897)

Non-GAAP Financial Measure—Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted by:

•	depreciation, depletion and amortization;

•	write-off of deferred financing fees;

•	asset impairments;

•	(gain) loss on sale of assets;

•	accretion expense;

•	exploration costs;

•	(gain) loss from equity investment;

•	unit based compensation programs;

•	(gain) loss from mark to market activities;

•	unrealized (gain)/loss on derivatives/hedge ineffectiveness; and

•	interest (income) expense, net which includes:

•	interest expense

•	interest expense gain/(loss) mark-to-market activities

•	interest (income)

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	Constellation Energy Partners LLC
	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
			(In 000’s)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(86,543)	$19,586	$(276,910)	$(9,023)	$7,268
Adjusted by:
Interest expense/(income), net	5,733	10,116	11,953	16,303	11,817
Depreciation, depletion and amortization	20,799	22,139	85,263	71,173	52,281
Asset impairments	73,451	2,935	272,487	5,113	25,638
Accretion expense	766	907	822	406	411
(Gain)/loss on sale of assets	7	19	(18)	—	(301)
Exploration costs	—	131	760	855	414
Unit-based compensation programs	1,526	1,341	1,849	1,308	322
(Gain)/loss on mark-to-market activities	8,706	39,422	(42,081)	(19,410)	(21,376)
Unrealized (gain)/loss on derivatives/hedge ineffectiveness	—	—	—	267	(1,189)

Adjusted EBITDA	$24,445	$96,596	$54,125	$66,992	$75,285

Our Adjusted EBITDA was $24.5 million for the year ended December 31, 2012, lower than our Adjusted EBITDA of $96.6 million in the same period in 2011. During 2011 we executed a transaction to reset our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production from January 2012 through December 2014. At that time, we received a one-time cash payment from our swap counterparties totaling approximately $41.3 million which was used to reduce our outstanding debt level. As a result of this resetting of our swap positions related to production from 2012 through 2014, we would expect that our operating cash flows and Adjusted EBITDA would be lower in subsequent years relative to prior periods. This is because of the expected decrease in the value of future cash hedge settlements on the reset NYMEX positions from January 2012 through December 2014. We believe the expected lower operating cash flows and Adjusted EBITDA should not impact our future ability to comply with the financial covenants contained in our reserve-based credit facility because we reduced the amount of our outstanding debt with the one-time cash payment we received.

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

Overview

We are a limited liability company formed in 2005 to acquire oil and natural gas properties. All of our oil and natural gas reserves are currently located in the Mid-Continent region of the United States, including the Cherokee Basin of Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas. Our primary business objective is to create long-term value and to generate stable cash flows allowing us to invest in our business to grow our reserves and production. We plan to achieve our objective by executing our business strategy, which is to:

•	organically grow our business by increasing reserves and production through what we believe to be low-risk development drilling that focuses on capital efficient production growth and oil opportunities on our existing properties in the Mid-Continent region;

•	reduce the volatility in our cash flows resulting from changes in oil and natural gas commodity prices and interest rates through efficient hedging programs; and

•	make accretive, right-sized acquisitions of oil and natural gas properties characterized by a high percentage of proved developed oil and natural gas reserves with long-lived, stable production and low-risk drilling opportunities.

We completed our initial public offering on November 20, 2006, and our Class B common units are currently listed on the NYSE MKT under the symbol “CEP.”

Unless the context requires otherwise, any reference in this Annual Report on Form 10-K to “Constellation Energy Partners,” “we,” “our,” “us,” “CEP,” or the “Company” means Constellation Energy Partners LLC and its subsidiaries. References in this Annual Report on Form 10-K to “PostRock” and “CEPM” are to PostRock Energy Corporation and its subsidiary Constellation Energy Partners Management, LLC, respectively. References in this Annual Report on Form 10-K to “Exelon” and “CEPH” are to Exelon Corporation and its subsidiary Constellation Energy Partners Holdings, LLC, respectively. References in this Annual Report on Form 10-K to “Constellation, are to Constellation Energy Group, Inc.

Some key highlights of our business activities though March 7, 2013 were:

•	We have reduced our outstanding debt by 84.6% from a high of $220.0 million in 2009 to $34.0 million and extended the term of our reserve-based credit facility to March 31, 2014.

•

Our successful capital expenditure programs have expanded our oil production from 2010 to 2012 by 97.3% and increased our proved oil reserves to 1.1 million barrels at December 31, 2012. Oil revenues accounted for 29.0% of our total unhedged revenue stream in 2012.

•	We reduced our general and administrative expenses by 21.1% and our lease operating expenses by 16.6% from 2010 to 2012.

•	We sold all of our natural gas properties in the Robinson’s Bend Field in the Black Warrior Basin in Alabama in February 2013.

In 2013, we intend to focus our efforts on developing oil opportunities on our existing properties in the Mid-continent region while pursuing opportunities to acquire additional properties in our operating area or merger and acquisition opportunities that could lead to enhanced unitholder value. For additional information on our business plan for 2013, refer below to “Outlook.”

Significant Operational Factors in 2012

•	Realized Prices. Our average realized price for the twelve months ended December 31, 2012, including hedge settlements, was $5.39 per Mcfe and $3.46 per Mcfe excluding hedge settlements. After deducting the cost of sales associated with third party gathering, our average realized prices were $5.29 per Mcfe including hedge settlements and $3.36 per Mcfe excluding hedge settlements.

•	Production. Our production for the twelve months ended December 31, 2012, was approximately 12.6 Bcfe, or an average of 34,462 Mcfe per day compared with approximately 13.7 Bcfe, or an average of 37,477 Mcfe per day for the twelve months ended December 31, 2011. Our 2012 production is lower than the production for the same period in 2011 because our capital spending has been below the level required to offset the natural production declines associated with our existing wells and severe weather in our operating areas during 2012.

•	Capital Expenditures and Drilling Results. For the twelve months ended December 31, 2012, we spent approximately $15.9 million in cash capital expenditures, consisting of $15.6 million in development expenditures, $0.2 million in leasing unproved properties, and $0.1 million in cash to acquire additional wells in the Cherokee Basin. We have completed 50 net wells and 50 net recompletions and had 18 net wells and recompletions in progress at December 31, 2012.

•	Oil and Natural Gas Reserves. Our total year end 2012 proved reserves were 93.0 Bcfe, which is 108.3 Bcfe lower than our year end 2011 proved reserves of 201.3 Bcfe. Our 2012 estimates of proved reserves were prepared in accordance with the SEC rules for oil and natural gas reserve reporting that require our proved reserves to be calculated using an average of the NYMEX spot prices for the sales of oil and natural gas on the first calendar day of each month of the year, adjusted for basis differentials. Our 2012 estimates of total proved reserves decreased from 2011 due to a lower SEC-required price for natural gas used to calculate our reserves in 2012, resulting in certain reserves becoming uneconomic under SEC rules for reporting our reserves. We added 2.0 Bcfe due to extensions and discoveries in the Cherokee Basin reserves added for oil opportunities and 0.2 Bcfe of our proved natural gas reserves. We increased our proved oil reserves from 0.5 MBbl to 1.1 MBbl or by 120% by focusing our capital programs on drilling locations that have oil completions. Any of our locations that are scheduled to be drilled after 5 years are classified as probable or possible reserves if they are economic. Our reserves are 93% natural gas and are sensitive to lower SEC-required prices for natural gas and basis differentials in the Mid-Continent region. The 12-month average SEC-required price used to prepare our reserve report was $2.91 in the Cherokee Basin and $2.85 in the Black Warrior Basin. Although we utilize swaps and basis swaps to mitigate commodity price risk and basis differentials, these derivatives are not used when preparing our reserve report based on SEC rules. We do not use the SEC-required 12-month average price to make investment or drilling decisions. Instead, we use estimates of expected future observable market prices for oil and natural gas.

•	Reduction of Outstanding Debt. Through March 7, 2013, we reduced our outstanding debt from a high of $220.0 million in 2009 to $34.0 million or by 84.6%, which currently leaves us with $3.5 million of funds available for borrowing under our reserve-based credit facility which matures on March 31, 2014.

•	Hedging Activities. All of our derivatives are accounted for as mark-to-market activities. For the twelve months ended December 31, 2012, the unrealized non-cash mark-to-market loss was approximately $8.7 million as compared to an unrealized non-cash mark-to-market loss of $39.4 million for the same period in 2011.

During 2011 we executed a transaction to reset our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production from January 2012 through December 2014. In conjunction with the transaction, we received a one-time cash payment from our swap counterparties totaling approximately $41.3 million which was used to reduce our outstanding debt balance under our reserve-based credit facility. As a result of this transaction, our 2012 operating cash flows decreased compared to 2011 because our natural gas production was hedged at a lower price of $5.75 per MMBtu.

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

•	Operating Expense Reductions. We are currently implementing strategies to lower our operating expenses. For the year ended December 31, 2012, we have reduced our lease operating expenses by 8.1% and our general and administrative expenses by 3.2% as compared to the same period in 2011. This combined 11.3% reduction in expenses was in line with our 2012 business plan.

We are currently implementing strategies to reduce our structural general and administrative expenses by 25% over the next 12 months and to further reduce our lease operating expenses. These strategies include: reducing headcount in Houston and Oklahoma in January 2013, closing our technical office in Tulsa, Oklahoma, closing our field office in Dewey, Oklahoma, lowering our annual bonus expense by 50%, reducing compensation for our board of managers by $75,000 per manager, reducing medical and dental plan expenses by changing providers, reducing the employer match for our 401K program, releasing our strategic advisor, terminating our outsource support services agreement for revenue accounting services, and reducing overtime expenses.

Significant Market Factors

•	PostRock as an “Interested Unitholder”. In 2011, PostRock acquired certain of our Class A and Class B common units in two separate transactions which now represents a 26.4% ownership interest in us as of March 7, 2013. Approval of the purchase of these units was neither required nor given by our board of managers or conflicts committee. We believe PostRock is now an “interested unitholder” under Section 203 of the Delaware General Corporation Law, which is applicable to us pursuant to our limited liability company agreement. Section 203, as it applies to us, prohibits an interested unitholder, defined as a person who owns 15% or more of our outstanding common units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder without the approval of our board of managers and the vote of 66 2/3% of our outstanding Class B common units, excluding those held by the interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. In addition to limiting our ability to enter into transactions with PostRock or its affiliates, this provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our board of managers, including discouraging takeover attempts that might result in a premium over the market price for our common units. We believe the Section 203 restrictions related to these unit purchases expire in 2014.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated (in thousands except net production and average sales and costs):

	For the year ended December 31,	For the year ended December 31,	2012 Vs 2011 Variance		For the year ended December 31,	2011 Vs 2010 Variance
	2012	2011	$	%	2010	$	%
Revenues:
Natural gas sales	$52,208	$129,059	(76,851)	(59.5)%	$98,090	30,969	31.6%
Oil and liquids sales	12,676	10,870	1,806	16.6%	4,695	6,175	131.5%
Gain /(loss) from mark-to- market activities	(8,706)	(39,422)	30,716	(77.9)%	42,081	(81,503)	(193.7)%
Other natural gas sales	3,157	4,710	(1,553)	(33.0)%	5,907	(1,197)	(20.3)%

Total revenues	59,335	105,217	(45,882)	(43.6)%	150,773	(45,556)	(30.2)%

	For the year ended December 31,	For the year ended December 31,	2012 Vs 2011 Variance		For the year ended December 31,	2011 Vs 2010 Variance
	2012	2011	$	%	2010	$	%
Operating expenses:
Lease operating expenses	25,699	27,949	(2,250)	(8.1)%	30,798	(2,849)	(9.3)%
Cost of sales	1,299	2,188	(889)	(40.6)%	2,473	(285)	(11.5)%
Production taxes	2,218	2,897	(679)	(23.4)%	3,179	(282)	(8.9)%
General and administrative	16,060	16,599	(539)	(3.2)%	20,351	(3,752)	(18.4)%
Exploration costs	—	131	(131)	(100.0)%	760	(629)	(82.8)%
(Gain) /loss on sale of assets	7	19	(12)	(63.2)%	(18)	37	(205.6)%
Depreciation, depletion and amortization	20,799	22,139	(1,340)	(6.1)%	85,263	(63,124)	(74.0)%
Asset impairments	73,451	2,935	70,516	2,402.6%	272,487	(269,552)	(98.9)%
Accretion expenses	766	907	(141)	(15.5)%	822	85	10.3%

Total operating expenses	140,299	75,764	64,535	85.2%	416,115	(340,351)	(81.8)%
Other expenses (income):
Interest expense	6,891	8,886	(1,995)	(22.5)%	12,721	(3,835)	(30.1)%
Interest expense (Gain)/loss from mark-to-market activities	(1,157)	1,232	(2,389)	(193.9)%	(765)	1,997	(261.0)%
Interest income	(1)	(2)	1	(50.0)%	(3)	1	(33.3)%
Other (income) expense	(154)	(249)	95	(38.2)%	(385)	136	(35.3)%

Total other expenses (income)	5,579	9,867	(4,288)	(43.5)%	11,568	(1,701)	(14.7)%

Total expenses	145,878	85,631	60,247	70.4%	427,683	(342,052)	(80.0)%
Net income (loss)	$(86,543)	$19,586	(106,129)	(541.9)%	$(276,910)	296,496	(107.1)%

Net production:
Natural gas production (MMcf)	11,890	13,047	(1,157)	(8.9)%	14,670	(1,623)	(11.1)%
Oil and liquids production (MBbl)	121	105	16	15.2%	61	44	72.1%
Total production (MMcfe)	12,613	13,679	(1,066)	(7.8)%	15,037	(1,358)	(9.0)%
Average daily production (Mcfe/d)	34,462	37,477	(3,015)	(8.0)%	41,197	(3,720)	(9.0)%
Average sales prices:
Natural gas price per Mcf with hedge settlements(a)	$4.66	$10.25	$(5.59)	(54.5)%	$7.09	$3.16	44.6%
Natural gas price per Mcf without hedge settlements	$2.67	$3.96	$(1.29)	(32.6)%	$4.34	$(0.38)	(8.8)%
Oil and liquids price per Bbl with hedge settlements	$104.76	$103.52	$1.24	1.2%	$76.97	$26.55	34.5%
Oil and liquids price per Bbl without hedge settlements	$98.54	$97.76	$0.78	0.8%	$76.97	$20.79	27.0%
Total price per Mcfe with hedge settlements	$5.39	$10.57	$(5.18)	(49.0)%	$7.23	$3.34	46.2%
Total price per Mcfe without hedge settlements	$3.46	$4.53	$(1.07)	(23.6)%	$4.54	$(0.01)	(0.2)%

	For the year ended December 31,	For the year ended December 31,	2012 Vs 2011 Variance		For the year ended December 31,	2011 Vs 2010 Variance
	2012	2011	$	%	2010	$	%
Average unit costs per Mcfe:
Field operating expenses(b)	$2.21	$2.25	$(0.04)	(1.8)%	$2.26	$(0.01)	(0.4)%
Lease operating expenses	$2.04	$2.04	$0.00	0%	$2.05	$(0.01)	(0.5)%
Production taxes	$0.18	$0.21	$(0.03)	(14.3)%	$0.21	$0.00	0%
General and administrative expenses	$1.27	$1.21	$0.06	5.0%	$1.35	$(0.14)	(10.4)%
General and administrative expenses w/o unit-based compensation	$1.16	$1.12	$0.04	3.6%	$1.23	$(0.11)	(8.9)%
Depreciation, depletion and amortization	$1.65	$1.62	$0.03	1.9%	$5.67	$(4.05)	(71.4)%

(a)	The average sales price for natural gas per Mcf with hedge settlements for 2011 includes the $41.3 million impact of our hedge restructuring. The average sales price per Mcf for 2011 excluding the hedge restructuring was $7.09.
(b)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Oil and natural gas sales. Oil, natural gas and other sales decreased $76.6 million, or 53.0%, to $68.0 million for the year ended December 31, 2012 as compared to $144.6 million for the same period in 2011. Of this decrease, $58.3 million was attributable to lower hedge settlements for our oil and natural gas commodity derivatives, $13.5 million was attributable to significantly lower market prices for natural gas, and $4.8 million was attributable to lower natural gas production offset by increased oil production. Production for the twelve months ended December 31, 2012 was 12.6 Bcfe, which was 1.1 Bcfe or 7.8% lower than the same period in 2011. Of this decrease, 1.2 Bcfe was a reduction of natural gas production due to our reduced drilling programs in the Cherokee Basin, partially offset by increased oil production of 0.1 Bcfe from our drilling and recompletion programs in the Cherokee Basin. At December 31, 2012, we had approximately 6,000 net barrels of oil in our tank batteries that had not yet been sold and reported as production. Had these net oil volumes been sold, our reported oil production would have increased. These net oil volumes have already been sold in first quarter of 2013. Production from our Black Warrior Basin and Woodford Shale properties remained level. Due to the decrease in the level of our drilling activities during the past three years, our drilling programs have not been sufficient to offset the natural decline rate of production associated with our existing wells. For 2013, we expect our capital expenditures to be between $19.0 million and $21.0 million. We hedged approximately 81% of our actual production during 2012 and approximately 73% of our actual production during the same period in 2011.

Cash hedge settlements received for our oil and natural gas commodity derivatives were approximately $24.4 million for the year ended December 31, 2012. Cash hedge settlements received for our oil and natural gas commodity derivatives were approximately $82.7 million for the year ended December 31, 2011. This decrease is primarily due to our decision in the second quarter of 2011 to reset our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production beginning in January 2012 through December 2014 where we received a one-time cash payment from our swap counterparties totaling approximately $41.3 million, offset by the impact of lower market prices for natural gas and lower hedged volumes on our settlements during 2011.

As discussed below, the loss from our unrealized non-cash mark-to-market activities decreased $30.7 million for the year ended December 31, 2012, as compared to the same period in 2011. Our realized market prices before our hedging program decreased from 2011 to 2012 primarily due to lower market prices for natural gas, slightly offset by the impact of higher market prices for oil. The revenues that we generated from selling our products at realized market prices were offset by the impact of our hedging program and the associated mark-to-market gains and losses discussed below.

Mark-to-market activities. As of December 31, 2012, all of our hedges were accounted for as mark-to-market activities. For the year ended December 31, 2012, our unrealized non-cash mark-to-market loss was approximately $8.7 million as compared to an unrealized non-cash mark-to-market loss of approximately $39.4 million for the same period in 2011. This 2012 non-cash loss represented approximately $8.1 million from the impact of higher expected future natural gas prices on these derivative transactions that were being accounted for as mark-to-market activities and an approximately $0.1 million loss for non-performance risk related to our counterparties, offset by approximately $0.7 million in losses associated with 2012 natural gas production where we did not expect future volumes to exceed the hedged volumes that had been accounted for previously as cash flow hedges. This 2011 non-cash loss represents approximately $36.6 million from the impact of our decision to reset our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production beginning in January 2012 through December 2014, offset by decreased future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and by a $0.6 million decrease for non-performance risk related to our counterparties.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the year ended December 31, 2012, lease operating expenses decreased $2.2 million, or 8.1%, to $25.7 million, compared to expenses of $27.9 million for the same period in 2011. This $2.2 million decrease in lease operating expenses is related to $1.4 million lower in Cherokee Basin properties, $0.9 million lower for our Black Warrior properties and $0.1 million higher in our Woodford Shale properties. By category, our lease operating expenses were lower in 2012 as compared to 2011, because of decreases of $0.9 million in labor, $0.8 million in road and lease maintenance and well servicing, $0.4 million in gas compression and workovers, and $0.1 million in non-cash unit-based compensation expenses.

For the year ended December 31, 2012, our per unit lease operating expenses remained flat in 2012 as compared to the same period in 2011 at $2.04 per Mcfe.

For the year ended December 31, 2012, production taxes decreased $0.7 million, or 23.4%, to $2.2 million, compared to production taxes of $2.9 million for the same period in 2011. This decrease was primarily the result of the impact of lower production taxes on 1.1 Bcfe in lower production and lower net market prices for oil and natural gas in 2012.

Cost of sales. For the year ended December 31, 2012, cost of sales decreased by $0.9 million, or 40.6%, to $1.3 million, compared to $2.1 million for the same period in 2011. This represents the cost of purchased natural gas in the Cherokee Basin and was impacted by lower volumes of natural gas offset by decreased natural gas prices as these costs are tied to natural gas prices in the Mid-continent region.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, professional fees, general business and public company expenses, and any other administrative costs not directly associated with field operations.

General and administrative expenses decreased $0.5 million, or 3.2%, to $16.1 million for the year ended December 31, 2012, as compared to $16.6 million for the same period in 2011. Our general and administrative expenses were lower in 2012 as compared to 2011 because of $0.9 million in lower labor, bonus, and benefit costs, $0.5 million in lower audit, consulting, and professional services, $0.2 million in lower board of managers compensation, and $0.1 million in lower travel and entertainment expenses, offset by $0.9 million in higher legal fees, of which $0.7 million were related to 2011 Torch fees and reimbursements and $0.2 million related to potential acquisitions, and $0.3 million in higher non-cash unit-based compensation expenses.

Our per unit general and administrative costs were $1.27 per Mcfe for the year ended December 31, 2012 compared to $1.21 per Mcfe for the same period in 2011. This increase is attributable to a decrease in total spending of $0.5 million offset by the impact of a 1.1 Bcfe decline in total production volumes.

Exploration costs. Exploration costs decreased $0.1 million, or 100.0%, to none for the year ended December 31, 2012, as compared to $0.1 million for the same period in 2011. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment costs associated with leases on our unproved properties.

Gain/loss on sale of assets. Our gain/loss on the sale of assets remained flat for the year ended December 31, 2012, as compared to the same period in 2011.

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

Our depreciation, depletion and amortization expense for the year ended December 31, 2012 was $20.8 million, or $1.65 per Mcfe, compared to $22.1 million, or $1.62 per Mcfe, for the same period in 2011. This decrease of $1.3 million, or 6.2%, is primarily the result of lower depletion expense as a result of lower production in 2012 offset by the increase in our property base due to our 2012 capital expenditures and the change in our reported SEC reserve base between 2011 and 2012. We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. We will use our 2012 year-end reserve report to record our depletion in the first three quarters of 2013 and our 2013 year-end reserve report to record our depletion in the fourth quarter of 2013. We estimate our depletion rate to be approximately $2.22 per Mcfe for the first three quarters of 2013.

Our non-cash asset impairment charges for the year ended December 31, 2012 were $73.4 million, compared to $2.9 million for the same period in 2011. Our non-cash impairment charges in 2012 were approximately $73.3 million to impair the value of our natural gas properties in the Black Warrior Basin and $0.1 million to impair certain of our wells in the Woodford Shale. This 2012 impairment was recorded because the asset group was tested for recoverability as of December 31, 2012, using estimates of future cash flows that considered the likelihood of possible outcomes existing at the time, including the future sale of the asset group. The non-cash impairment charge recognized reflected the fair value of the asset group being less than the historical cost of the asset group on our balance sheet. The entities that held our natural gas properties in the Black Warrior Basin were sold on February 28, 2013, for a sales price of $63.0 million, subject to closing adjustments. The impairment for certain of our wells in the Woodford Shale was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. Our non-cash impairment charges in 2011 were approximately $1.6 million to impair the value of our oil and natural gas properties in the Central Kansas Uplift, $1.0 million related to the extinguishment of the NPI and $0.3 million to impair certain of our wells in the Woodford Shale. The 2011 impairments of our oil and natural gas properties were primarily caused by the impact of lower future oil and natural gas prices along with certain performance-related reserve revisions.

Interest expense. Interest expense for the year ended December 31, 2012 decreased $4.4 million, or 43.3%, to approximately $5.7 million as compared to approximately $10.1 million in interest expense for the same period in 2011. This decrease was primarily due to $0.1 million in higher interest rate swap settlements, offset by $2.4 million lower non-cash mark-to-market losses on our interest rate swaps that are accounted for as mark-to-market activities and lower market interest rates resulting in lower interest expense of $2.1 million during 2012 as compared to the same period in 2011. At December 31, 2012, we had an outstanding balance under our reserve-based credit facility of $84.0 million as compared to $98.4 million at December 31, 2011. Since the third quarter of 2009, we have used our excess operating cash flow to reduce our total debt from a high of $220.0 million in 2009 to $84.0 million as of December 31, 2012. The average interest rate on our outstanding debt was approximately 6.0% in 2012 compared to 5.7% in 2011.

Interest income. Interest income for the year ended December 31, 2012 remained essentially level to the same period in 2011. During 2012, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances. Additionally, our cash balance decreased from $17.2 million at December 31, 2011, to $2.0 million at December 31, 2012, as we reduced our outstanding debt balance and made additional capital expenditures to develop oil drilling and recompletion opportunities.

Accumulated other comprehensive income. Accumulated other comprehensive income, shown on our consolidated balance sheets, reflected the fair market value of certain of our previously designated cash-flow hedge positions. At December 31, 2012, the balance was $0 million compared to an unrealized gain of $5.4 million at December 31, 2011. This decrease reflects the amortization to earnings for the derivative positions that were previously accounted for as cash flow hedges that have cash settled during 2012.

The decrease in accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $5.4 million for the year ended December 31, 2012, and as an unrealized loss of $5.5 million for the same period in 2011. This decrease reflects the settlements during 2012 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and we no longer have any remaining balance in accumulated other comprehensive income (loss) at December 31, 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Oil and natural gas sales. Oil, natural gas and other sales increased $35.9 million, or 33.1%, to $144.6 million for the year ended December 31, 2011 as compared to $108.7 million for the same period in 2010. Of this increase, $42.3 million was attributable to higher hedge settlements for our oil and natural gas commodity derivatives, and $0.2 million was attributable to higher market prices for oil and lower market prices for natural gas, offset by $6.2 million attributable to lower natural gas production and increased oil production. Production for the twelve months ended December 31, 2011 was 13.7 Bcfe, which was 1.4 Bcfe or 9.0% lower than the same period in 2010. Of this decrease, 1.6 Bcfe was a reduction of natural gas production due to our reduced drilling programs in the Cherokee Basin, partially offset by increased oil production of 0.264 Bcfe from our recently acquired properties in the Central Kansas Uplift and our drilling programs in the Cherokee Basin. Due to the decrease in the level of our drilling activities, our 2011 and 2010 maintenance drilling programs have not been sufficient to offset the natural decline rate of production associated with our existing wells. For 2012, we expect our maintenance capital expenditures to be $15.0 million. Our total capital expenditures for 2012 are expected to be between $15.0 million and $19.0 million, which is an amount of expenditures that could allow our 2012 production to remain relatively level with our 2011 production. We hedged approximately 73% of our actual production during 2011 and approximately 79% of our actual production during the same period in 2010.

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

Mark-to-market activities. As of December 31, 2011, all of our hedges were accounted for as mark-to-market activities. For the year ended December 31, 2011, our unrealized non-cash mark-to-market loss was approximately $39.4 million as compared to an unrealized non-cash mark-to-market gain of approximately $42.1 million for the same period in 2010. This 2011 non-cash loss represents approximately $36.6 million from the impact of our decision to reset our NYMEX fixed-for-floating price swaps to $5.75 per MMBtu for our natural gas production beginning in January 2012 through December 2014, offset by decreased future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and by a $0.6 million decrease for non-performance risk related to our counterparties. This 2010 non-cash gain represented approximately $42.8 million from the impact of lower expected future natural gas prices on these derivative transactions that were being accounted for as mark-to-market activities and an approximately $1.4 million loss for non-performance risk related to our counterparties, offset by approximately $0.7 million in losses associated with 2011 natural gas production where we did not expect future volumes to exceed the hedged volumes that had been accounted for previously as cash flow hedges.

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

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, professional fees, corporate and public company expenses, and any other administrative costs not directly associated with field operations.

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

Our per unit general and administrative costs were $1.21 per Mcfe for the year ended December 31, 2011, compared to $1.35 per Mcfe for the same period in 2010. This decrease is attributable to a decrease in total spending of $3.7 million offset by the impact of a 1.4 Bcfe decline in total production volumes. Our total general and administrative expenses paid in cash were approximately $3.2 million lower than in 2010.

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

Our depreciation, depletion and amortization expense for the year ended December 31, 2011, was $22.1 million, or $1.62 per Mcfe, compared to $85.3 million, or $5.67 per Mcfe, for the same period in 2010. This decrease of $63.2 million, or 74.0%, is primarily the result of lower depletion expense. This decrease in 2011 of depreciation, depletion, and amortization expense largely reflects the decreased basis in our assets resulting from our 2010 impairments of our oil and natural gas properties, as well as an increase in our year-end 2010 reserve base primarily due to price-related reserve revisions, higher capital expenditures for our development drilling programs, and a 1.4 Bcfe decrease in production volumes during 2011 as compared to 2010. We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we use our 2011 reserve report to calculate our depletion rate during the first three quarters of 2012. We will use our 2012 reserve report to record our depletion in the fourth quarter of 2012. We estimate our depletion rate to be approximately $1.34 per Mcfe for the first three quarters of 2012.

Our asset impairments for the year ended December 31, 2011, were $2.9 million, compared to $272.5 million for the same period in 2010. Our non-cash impairment charges in 2011 were approximately $1.6 million to impair the value of our oil and natural gas properties in the Central Kansas Uplift, $1.0 million related to the extinguishment of the NPI and $0.3 million to impair certain of our wells in the Woodford Shale. These 2011 impairments were primarily caused by the impact of lower future oil and natural gas prices along with certain performance-related reserve revisions. Our non-cash impairment charges in 2010 were approximately $263.4 million to impair the value of our oil and natural gas properties in the Cherokee Basin, $6.3 million to impair the value of our other non-current intangible assets related to our activities in the Cherokee Basin, $0.4 million to impair the value of inventory in the Cherokee Basin, $1.9 million to impair the value of certain of our wells in the Woodford Shale and $0.5 million to impair the value of our casing inventory.

Interest expense. Interest expense for the year ended December 31, 2011, decreased $1.8 million, or 15.4%, to approximately $10.1 million as compared to approximately $12.0 million in interest expense for the same period in 2010. This decrease was primarily due to $2.0 million in higher non-cash mark-to-market losses on our interest rate swaps that are accounted for as mark-to-market activities, offset by lower interest rate swap settlements of $1.7 million and lower market interest rates resulting in lower interest expense of $2.1 million during 2011 as compared to the same period in 2010. At December 31, 2011, we had an outstanding balance under our reserve-based credit facility of $98.4 million as compared to $165.0 million at December 31, 2010. Since the third quarter of 2009, we have used our excess operating cash flow to reduce our total debt from a high of $220.0 million in 2009 to $98.4 million as of December 31, 2011. The average interest rate on our outstanding debt was approximately 5.7% in 2011 compared to 4.8% in 2010.

Interest income. Interest income for the year ended December 31, 2011, remained essentially level to the same period in 2010. During 2011, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances. Our cash balance increased from $7.9 million at December 31, 2010, to $17.2 million at December 31, 2011.

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

The decrease in accumulated other comprehensive income (loss) is shown in our consolidated statements of operations and comprehensive income (loss) as an unrealized loss of $5.5 million for the year ended December 31, 2011, and as an unrealized loss of $17.4 million for the same period in 2010. This decrease reflects the settlements during 2011 related to amounts previously included in locked accumulated other comprehensive income associated with our hedging positions previously accounted for as cash flow hedges. All of our derivative positions are now accounted for as mark-to-market activities and the remaining balance of $5.4 million in accumulated other comprehensive income (loss) at December 31, 2011, amortized to earnings as the positions settled in 2012.

Liquidity and Capital Resources

During 2012, we utilized our cash flow from operations as our primary source of capital. Our primary use of capital during this time was for the reduction of outstanding debt and the development of existing oil opportunities within our existing asset base in the Cherokee Basin.

The primary focus of our business plan in 2012 has been to use our excess operating cash flows to reduce our outstanding debt level while continuing a limited capital program focused on oil drilling and recompletions. Since we shifted our strategic focus to debt reduction, we have successfully reduced our outstanding debt balance from a high of $220.0 million in 2009 to $34.0 million as of March 7, 2013. This reduction in debt was achieved through a combination of the sale of our natural gas properties in the Black Warrior Basin of Alabama in 2013, the one-time restructuring of our NYMEX fixed-for-floating price swaps in 2011, the suspension of our cash distribution since 2009, the reduction of our capital expenditures since 2009, significant reductions in our operating expenses and the dedication of a significant portion of our operating cash flows to reducing debt.

Based upon our current business plan for 2013, we anticipate that we will continue to generate sufficient operating cash flows to meet our working capital needs and fund a planned capital expenditure program between $19.0 million and $21.0 million. We will be monitoring the capital resources available to us to meet our future financial obligations and our planned 2013 capital expenditures. We do not currently expect the sale of our natural gas properties in the Black Warrior Basin of Alabama to significantly reduce our future net cash flows in 2013, as we have significantly reduced our outstanding debt level which will lower our cash interest payments. Our current expectation is that we will continue managing our business to operate within the cash flows that are generated. Given our focus on debt reduction, our quarterly distributions to our unitholders remained suspended through the fourth quarter of 2012. We were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business and the payment of fees and expenses) from which to pay distributions. We must extend or refinance our existing reserve-based credit facility prior to its maturity on March 31, 2014. We expect to have limited liquidity available until we have extended or refinanced our reserve-based credit facility.

Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. We routinely monitor and adjust our capital expenditures and operating expenses in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. Based upon current oil and natural gas price expectations, our existing hedge position and expected production levels in 2013, we anticipate that our cash flow from operations can meet our planned capital expenditures and other cash requirements for the next twelve months without increasing our debt. If needed, we may issue additional equity securities to raise additional capital. Future cash flows and our borrowing capacity are subject to a number of variables, including the level of oil and natural gas production, the market prices for those products and our hedge position. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our reduced debt level, planned levels of capital expenditures, operating expenses, or any cash distributions that we may make to unitholders.

During early 2012, the market price for natural gas declined to the lowest level in ten years due to a record amount of natural gas in storage, significant supply growth from shale development drilling and a warmer than normal winter, while oil prices have remained at relatively high levels due to strong worldwide demand for crude oil products and tensions in the Middle East. Expectations are that natural gas prices will remain at relatively low prices, while oil prices will remain strong during 2013. We have a significant amount of our natural gas production hedged for 2013 and 2014 and our oil production hedged from 2013 through 2016. Our results will not be fully impacted by significant increases or decreases in oil and natural gas prices because of our hedging program. For 2013, we forecast our total net natural gas production of between 6.5 Bcf and 7.3 Bcf and our total net oil production of between 100,000 Bbls and 200,000 Bbls. After the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama, we executed transactions to liquidate and offset certain of our derivative positions to prevent us from being over hedged. We are now financially hedged on all of the midpoint guidance of our 2013 natural gas production guidance and all of the midpoint of our 2013 oil production guidance. For 2013, we have approximately 8.8 Bcfe of our Mid-Continent natural gas production locked in at an effective fixed price of $5.75 per Mcfe at an average differential of $0.39 per Mcfe. With respect to our 2013 oil production, we have hedges in place on approximately 147MBbl at a fixed price of $96.28 per barrel. This hedge position locks in a significant portion of our expected operating cash flows for 2013, although we are still exposed to increases or decreases in oil and natural gas prices on any of our unhedged volumes. In the event of inflation increasing drilling and service costs, our hedging program will also limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending or operating expense levels.

Sources of Debt and Equity Financing

As of March 7, 2013, the borrowing base under our reserve-based credit facility was $37.5 million and we had $34.0 million of debt outstanding under the facility, leaving us with $3.5 million in unused borrowing capacity. Our reserve-based credit facility must be renewed or replaced before its maturity on March 31, 2014. The amount of debt we have outstanding on March 31, 2013, will become a current liability. Our reserve-based credit facility currently provides a limited availability to finance capital expenditures and other working capital needs. Until our reserve-based credit facility is renewed or replaced in early 2013, we expect to have limited liquidity available. We are currently working with a syndicate of lenders to extend or refinance our reserve-based credit facility before we issue our first quarter 2013 Form 10-Q. Our reserve-based credit facility is discussed below in further detail. In the first quarter of 2011, we filed a shelf registration statement with the SEC to register up to $500 million of debt or equity securities to repay or refinance outstanding debt and to fund working capital, capital expenditures and any acquisitions. This registration statement will expire in February 2014. As a smaller reporting company, any sales of securities under our shelf registration statement during the preceding rolling 12 months is limited to one-third of our public float. Our public float is calculated by multiplying the highest closing price of our Class B common units within the last 60 days by the number of outstanding Class B common units held by non-affiliates, currently including PostRock. There is no guarantee that securities can or will be issued under the registration statement or that conditions in the financial markets would be supportive of an issuance of such securities by us. If needed, we may also issue securities in one or more private placements.

Reserve-Based Credit Facility

On February 8, 2013, we executed a third amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to March 31, 2014. This extension was contingent upon our sale of our natural gas properties in the Robinson’s Bend Field in the Black Warrior Basin of Alabama, which closed on February 28, 2013. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of March 7, 2013, we borrowed $34.0 million under our reserve-based credit facility and our borrowing base was $37.5 million. As of March 7, 2013, the lenders and their percentage commitments in the reserve-based credit facility are The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (21.95%), The Bank of Nova Scotia (21.95%), Societe Generale (14.63%), and ING Capital LLC (14.63%).

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of March 7, 2013, no letters of credit were outstanding.

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

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of December 31, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

At March 7, 2013, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of December 31, 2012, our actual Total Net Debt to actual Adjusted EBITDA ratio was 3.4 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 1.1 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 7.9 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of March 7, 2013, our borrowing base was $37.5 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Extending or Refinancing our Reserve-Based Credit Facility

Our reserve-based credit facility matures on March 31, 2014. To the extent that we do not enter into an agreement to extend or refinance the due date of our reserve-based credit facility, the outstanding debt balance at March 31, 2013, will become a current liability. We are currently working with a syndicate of lenders to extend or refinance our reserve-based credit facility. The lenders have not yet committed to extend or refinance our reserve-based credit facility. As of March 7, 2013 our outstanding debt was $34.0 million and our borrowing base was $37.5 million. All of our oil and natural gas reserves in Kansas and Oklahoma serve as collateral for our existing reserve based-credit facility.

If we are unable to successfully extend or refinance our reserve-based credit facility before March 31, 2014 and it becomes necessary to reduce debt by amounts that exceed our operating cash flows or our available cash, we could reduce capital expenditures, sell oil and natural gas properties, liquidate in-the-money derivative positions, reduce operating and administrative costs, or take additional steps to increase liquidity to repay the outstanding balance thereunder.

Cash Flow from Operations

Our net cash flow provided by operating activities for the year ended December 31, 2012, was $13.6 million, compared to net cash flow provided by operating activities of $87.7 million for the same period in 2011. This decrease in operating cash flow was attributable to the impact of lower oil and natural gas sales of $76.6 million offset by the impact of lower general and administrative expenses, lease operating expenses and other expenses of $4.4 million and the net working capital impact of $2.0 million.

This decrease in oil and natural gas sales is a result of $58.3 million in lower cash hedge settlements primarily as a result of our hedge restructuring in 2011, $13.5 million from lower market prices for natural gas offset by higher market prices for oil, and $4.8 million as a result of lower natural gas production volumes offset by higher oil production volumes. The decrease in operating cash flows from lower oil and natural gas sales was partially offset by the impact of approximately $4.4 million in lower operating expenses, primarily as a result of lower total spending in both administrative and lease operating expenses and the impact of lower production taxes and lower cost of sales, and a $2.0 million net change in working capital and other items. Our change in our working capital from 2011 to 2012 was primarily attributable to lower accounts payable of $0.8 million, higher other non-current assets of $0.6 million, higher prepaid expenses of $0.2 million, and $0.5 million of other accrued liabilities. Our accounts payable and other accrued liabilities decreased due to timing of invoice payments. Our other assets increased as a result of establishing an escrow account for $0.6 million related to a vendor dispute. Our accrued liabilities decreased after the payments associated with our 2011 incentive compensation programs were made. The increase in prepaid expenses primarily resulted from the timing of the payment for insurance expenses and other prepaid services.

Our net cash flow provided by operating activities for the year ended December 31, 2011, was $87.7 million, compared to net cash flow provided by operating activities of $40.8 million for the same period in 2010. This increase in operating cash flow was attributable the impact of higher oil and natural gas sales of $35.9 million and the impact of lower general and administrative expenses, lease operating expenses and other expenses of $6.5 million, offset by the net working capital impact of $1.6 million in payments related to settling the Torch-related litigation. Of the increase in oil and natural gas sales of $35.9 million, $42.3 million is related to an increase in oil and natural gas hedge settlements primarily as a result of us executing a one-time transaction to reset our NYMEX fixed-for-floating price swaps for our natural gas production and $5.6 million is due to increased oil production and higher market prices for oil, offset by the impact of $12.0 million in lower natural gas production of 1.7 Bcfe and lower market prices for natural gas. Our operating expenses decreased due to lower total spending for both general and administrative expenses and lease operating expenses as a result of our 2011 cost management initiative.

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

Our cash flow from operations is subject to many variables, the most significant of which are the volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our development program or completing acquisitions, as well as the market prices of oil and natural gas and our hedging program. For additional information on our business plan for 2013, refer below to “Outlook.”

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

The following tables as of March 7, 2013, summarize, for the periods indicated, our hedges currently in place through December 31, 2016. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2013			2,079,500	$5.75	2,070,000	$5.75	2,038,000	$5.75	6,187,500	$5.75
2014	1,575,000	$5.75	1,592,500	$5.75	1,610,000	$5.75	1,610,000	$5.75	6,387,500	$5.75
2015	476,363	$4.30	465,102	$4.30	454,087	$4.30	443,938	$4.30	1,839,490	$4.30

									14,414,490

MTM Fixed Price Basis Swaps– CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2013			1,335,077	$0.39	1,273,525	$0.39	1,223,985	$0.39	3,832,587	$0.39
2014	1,178,422	$0.39	1,133,022	$0.39	1,084,270	$0.39	1,047,963	$0.39	4,443,677	$0.39

									8,276,264

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2013	13,257	$96.22	38,030	$96.24	35,527	$96.31	33,200	$96.38	120,014	$96.30
2014	31,144	$93.87	29,210	$93.95	27,352	$94.06	25,421	$94.23	113,127	$94.02
2015	23,919	$93.37	22,494	$93.48	21,237	$93.58	20,030	$93.70	87,680	$93.53
2016	17,957	$85.50	16,985	$85.50	16,048	$85.50	15,127	$85.50	66,117	$85.50

									386,938

Investing Activities—Acquisitions and Capital Expenditures

Cash used in investing activities was $14.2 million for the year ended December 31, 2012, compared to $10.7 million for the same period in 2011. Our cash capital expenditures were $15.9 million in 2012, which primarily consisted of development expenditures for oil drilling and recompletion opportunities in the Cherokee Basin. We completed 50 net wells and 50 net recompletions during 2012 and had 18 net wells and recompletions in progress at December 31, 2012. We also sold 14 wells in the Central Kansas Uplift for $1.4 million and $0.1 million in trucks and equipment. We received approximately $0.2 million in distributions from an equity affiliate.

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

Our current 2013 capital budget of $19.0 million to $21.0 million is currently expected to be funded using our cash flow from operations and using any remaining net proceeds from the sale of our natural gas properties in the Black Warrior Basin after we have reduced our debt to $34.0 million. We currently expect to focus our entire 2013 capital budget on higher return oil opportunities and capital efficient recompletion opportunities in our existing asset base in the Cherokee Basin. We currently believe that opportunity set is sufficient to warrant a continuing focus on our oil opportunities in the Cherokee Basin with investment of free cash flow at rates of return exceeding 20% over the next few years. We currently believe that natural gas prices in excess of $6.00 per Mcfe produce rates of return that generally support capital spending on drilling new wells that produce only coalbed methane gas.

The amount and timing of our capital expenditures is largely discretionary and within our control. If oil or natural gas prices decline to levels below acceptable levels, and the borrowing base under our reserve-based credit facility is reduced, drilling costs escalate, or our efforts to exploit oil potential in our asset base prove to be unsuccessful, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. These and other matters are outside of our control and could affect the timing of our capital expenditures. Based upon current oil and natural gas price expectations and expected 2013 production levels, we anticipate that our cash flow from operations will meet any planned capital expenditures and other cash requirements for the next twelve months. We also would have access to any existing available borrowing capacity under our reserve-based credit facility and our then existing cash balance if additional funds are needed in the future. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts during 2013 to maintain our planned levels of capital expenditures, to maintain the outstanding debt level under our reserve-based credit facility, or to commence any quarterly distribution to unitholders. Our capital expenditures are also impacted by drilling and service costs. In the event of inflation increasing drilling and service costs, our hedging program will limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending.

Financing Activities

Our net cash used in financing activities was $14.6 million for the year ended December 31, 2012, compared to $67.7 million used in financing activities for the same period in 2011. During 2012, we used $14.4 million of our existing cash balance to reduce our outstanding debt level to $84.0 million at December 31, 2012. We did not borrow any additional, daily, short-term or long-term amounts under our reserve-based credit facility during the past two years. We also used $0.2 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation.

We must renew or replace our existing credit facility before March 31, 2014. At March 7, 2013, we had $34.0 million in outstanding debt and have reduced our outstanding interest rate swaps to $27.25 million of our outstanding debt. As a result, we currently expect to have lower interest payments on outstanding debt in 2013 than in 2012. During the first two months of 2013, we borrowed $0.2 million in short-term amounts under our reserve-based credit facility for working capital purposes. At both March 7, 2013, and December 31, 2012, we had approximately $1.2 million in debt issue costs remaining to be amortized through March 31, 2014.

We suspended our $0.13 per unit quarterly distributions to unitholders for the quarter ended June 30, 2009, through the year ended December 31, 2012, to reduce our outstanding indebtedness. For additional information on our distribution, refer below to “Outlook.”

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

Contractual Obligations

At March 7, 2013, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	(in thousands)
	2013	2014	2015	Thereafter	Total
Reserve-Based Credit Facility(3)	$—	$84,000	$—	$—	$84,000
Asset Retirement Obligation(4)	—	—	—	15,357	15,357
Offices Leases(5)	408	422	451	301	1,582

Total	$408	$84,422	$451	$15,658	$100,939

(1)	This table does not include any liabilities associated with our derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 6.0% at December 31, 2012. At March 7, 2013, our outstanding debt due in March 2014 is $34.0 million.
(3)	On February 8, 2013, we executed a third amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to March 31, 2014.
(4)	At March 7, 2013, our asset retirement obligation was approximately $7.3 million. This reduction is due to the sale of our natural gas properties in the Black Warrior Basin of Alabama.
(5)	Our Tulsa office lease terminates on May 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through March 7, 2013, we have not suffered any significant losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (“Macquarie”), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received a guarantee from Macquarie Bank Limited for up to $4.0 million in purchases through December 31, 2013. As of March 7, 2013, we have no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (“Scissortail”), a subsidiary of Copano Energy, L.L.C., purchases a portion of our natural gas production in Oklahoma and Kansas. As of March 7, 2013, we have no past due receivables from Scissortail.

ONEOK Energy Services Company, L.P.

ONEOK Energy Services Company, L.P. (“ONEOK”), a subsidiary of ONEOK, Inc., purchases a portion of our natural gas production in Oklahoma and Kansas. We have received a guarantee from ONEOK, Inc. for up to $3.0 million in purchases through November 30, 2013. As of March 7, 2013, we have no past due receivables from ONEOK.

J.P. Morgan Ventures Energy Corporation

J.P. Morgan Ventures Energy Corporation purchases the majority of our natural gas production in Alabama. The payment for the purchases is guaranteed by JP Morgan Chase & Company through June 30, 2014. As of March 7, 2013, we have no past due receivables from J.P. Morgan Ventures Energy Corporation.

Derivative Counterparties

As of March 7, 2013, all of our derivatives are with The Royal Bank of Scotland plc, Societe Generale, The Bank of Nova Scotia, ING Capital Markets LLC, and Wells Fargo Bank, N.A. These derivative counterparties are lenders, or affiliated with a lender, in our reserve-based credit facility. All of our derivatives are currently collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of December 31, 2012, each of these financial institutions has an investment grade credit rating. Several of the lenders in our reserve-based credit facility were, as of March 7, 2013, on review for possible ratings downgrade by S&P or Moody’s. However, it would take a multiple ratings downgrade for each of these banks to fall below investment grade.

Reserve-Based Credit Facility

As of March 7, 2013 the banks and their percentage commitments in our reserve-based credit facility are: The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (21.95%), The Bank of Nova Scotia (21.95%), ING Capital LLC (14.63%), and Societe Generale (14.63%). As of December 31, 2012, each of these financial institutions has an investment grade credit rating.

Outlook

During 2013, we expect that our business will continue to be affected by the factors described in “Item 1A. Risk Factors,” as well as the following key industry and economic trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Full Year 2013 Expected Results

Our 2013 business plan and forecast will be focused on prioritizing oil production in the execution of our capital program, actively managing our operating expenses and actively pursuing merger and acquisition opportunities that could lead to enhanced unitholder value. We currently expect our operating environment to be characterized by continued low natural gas prices, stable oil prices, and the pressure to reduce operating expenses.

After consideration of the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama, for 2013 we currently anticipate:

•	Our production to be at or slightly below 8.1 Bcfe, approximately 100% of which is currently hedged at prices that are attractive relative to the price levels we currently observe in the commodity markets.

•	Our operating expenses to be actively managed, resulting in a range of $31.4 million to $34.2 million.

•	Our Adjusted EBITDA to be in a range of $23.0 million to $25.0 million.

•	Our total capital expenditures to be between $19.0 million to $21.0 million. Our entire capital budget for 2013 will be focused on capital efficient oil drilling and recompletion opportunities in the Mid-Continent region.

•	Our operating cash flows to be sufficient to allow us to maintain our outstanding debt level relative to our existing borrowing base of $37.5 million. We are currently working with our syndicate of lenders to extend or refinance our reserve-based credit facility in early 2013.

•	We are currently implementing strategies to lower operating costs, with a goal of reducing our structural general and administrative costs by approximately 25% over the next 12 months. We expect our general and administrative expenses to have a run rate of $12.4 million in 2013, with opportunities available to save another $0.6 million in 2014.

•	We must extend or refinance our existing reserve-based credit facility prior to its maturity on March 31, 2014, and we currently expect to do so early in 2013.

•	At the present time, we are actively pursuing merger and acquisition opportunities that could lead to enhanced unitholder value.

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

Oil and Natural Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate with reasonable certainty to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of reserve reports prepared by NSAI, an independent petroleum engineering firm. On an annual basis, our proved reserve estimates and the reserve report prepared by NSAI are reviewed by the audit committee of our board of managers and our board of managers. Our financial statements between 2008 and 2012 were prepared using NSAI’s estimates of our proved reserves.

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

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable. There were no material gas imbalance positions at December 31, 2012, and 2011.

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

Regulatory Matters

In August 2012, the SEC adopted the final rule Disclosure of Payments by Resource Extraction Issuers. This final rule requires a resource extraction issuer to provide information about the type and total amount of any payments made to a foreign government or to the U.S. Federal Government related to the commercial development of oil, natural gas, or minerals. This new annual filing requirement is effective for fiscal years ending September 30, 2013, and will be done on Form SD. We are currently evaluating if any of our payments fall under this new reporting requirement.

In August 2012, the SEC adopted the final rule Conflict Minerals. This final rule is effective for calendar years beginning January 1, 2013. This final rule requires an issuer with conflict minerals that are necessary to the functionality or production of a product manufactured by that issuer to disclose annually whether any of those minerals originated in the Democratic Republic of the Congo or an adjoining country. If the minerals used by the issuer originated in those countries, then the issuer is required to submit an audited report of Form SD that includes a description of the measures it took to exercise due diligence on the conflict minerals’ source and chain of custody. The reporting requirement also includes naming the auditor and including a description of the products manufactured or contracted to be manufactured that are not “DRC conflict free,” the facilities used to process the conflict minerals, the country of origin of the conflict minerals, and the efforts to determine the mine or location of origin. We are currently evaluating the impact, if any, of this new reporting requirement.

Recent Accounting Pronouncements and Accounting Changes

As of December 31, 2012, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosures for financial and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an amendment to ASC Topic 210. The update clarifies that the scope of ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective beginning on or after January 1, 2013, and will primarily impact the disclosures associated with our commodity and interest rate derivatives. The adoption of this guidance will not have any impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) that requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The amended guidance did not have any material impact on our financial statements or our disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement (together, the “new guidance”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. and is effective for interim and annual periods beginning on or after December  15, 2011. The amended did not have any material impact on our financial statements or our disclosures.

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

Global Financial and Energy Markets

The U.S. economy continues to show signs of improvement, but the level of improvement has been insufficient to materially increase the demand for natural gas, which accounts for a majority of our production. Concurrently, the U.S. had a warmer than normal winter, production from shale gas plays has increased the supply of natural gas and inventories of natural gas in storage remain at record high levels. As a result, future expected prices for natural gas remain depressed relative to the price levels observed at the time our assets were acquired. At the same time, oil prices have remained at a relatively high level due to strong worldwide demand for crude oil products and tensions in the Middle East. As a result, we have hedged a significant portion of our expected natural gas production for 2013 and 2015 and our oil production for 2013 through 2016. We have also shifted all of our capital expenditures to focus on oil drilling and recompletion opportunities in the Cherokee Basin to increase the percentage of our production and sales revenue from higher value added oil production.

Through March 7, 2013, we have reduced our outstanding debt from a high of $220.0 million in 2009 to $34.0 million. This reduction in debt was achieved through a combination of the sale of our natural gas properties in the Black Warrior Basin of Alabama in 2013, the one-time restructuring of our NYMEX fixed-for-floating price swaps in 2011, the suspension of our cash distribution since 2009, the reduction of our capital expenditures since 2009, significant reductions in our operating expenses and the dedication of a significant portion of our operating cash flows to reducing debt. Although we are a smaller company after this effort, we expect that our ability to issue debt and equity securities may improve over the next year. However, our ability to issue debt or equity securities may still be impacted, particularly if future expected market prices for natural gas remain depressed or decline further or in the event of further reductions in credit availability by financial institutions due to stress in the financial markets, including as a result of the debt crisis in Europe or fiscal issues in the United States. We continue to monitor the financial and energy markets to determine if we need to further adjust our business plans in response to changes in market conditions.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
			(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at December 31, 2012	$27,884	$17,029	$(10,855)	$38,739	$10,855

Interest Rate Risk

At December 31, 2012, the one-month LIBOR rate was 0.209%, the three-month LIBOR rate was 0.306%, and our applicable margin on LIBOR borrowings was 3.50%. At December 31, 2012, the ABR rate was 3.25%, and our applicable margin on ABR borrowings was 2.50%. At December 31, 2012, we had debt outstanding of $84.0 million. This entire amount incurred interest at a one-month LIBOR rate plus an applicable margin of 3.50% based on utilization. We had no debt outstanding at the three-month LIBOR or ABR rate. At December 31, 2012, the carrying value and fair value of our debt is $84.0 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
			(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at December 31, 2012	$(3,648)	$(3,521)	$127	$(3,775)	$(127)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for $83.25 million of our outstanding debt balance of $84.0 million at December 31, 2012. If we reduce our outstanding debt balance to $83.25 million or lower, our cash interest costs for our effective LIBOR rate would begin to approximate the settlements on these interest rate swaps. At December 31, 2012, we have the following outstanding interest rate swaps that fix our LIBOR rate:

Maturity Date	Total Debt Hedged	LIBOR Fixed Rate
	(in 000’s)
August 20, 2014	$11,000	2.370%
September 20, 2014	$31,000	2.520%
October 19, 2014	$23,500	2.680%
October 22, 2014	$3,750	2.610%
November 20, 2014	$14,000	2.535%

At March 7, 2013, we had $34.0 million in outstanding debt and have reduced our outstanding interest rate swaps to $30.0 million of our outstanding debt.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of CEP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012 (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In January 2013, we terminated our support services agreement with Schlumberger, ePrime Services. Through this outsource agreement, Schlumberger managed the cash flow associated with our interest in our oil and natural gas properties, including the payment of invoices, calculation and payment of royalties, and receipt of revenues from oil and natural gas sales, and provides accounting information used to generate financial statements. Beginning in 2013, these functions will be handled by our internal accounting department in Houston, Texas, utilizing the same oil and gas computer software Schlumberger used. Additional experienced staffing has been hired, primarily in the revenue accounting function.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) provides non-accelerated filers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We utilized this exemption under the Dodd-Frank

Act for the years ended December 31, 2012, and 2011. We still disclosed management’s assessment of the effectiveness of internal control over financial reporting as required in Section 404(a) of the Sarbanes-Oxley Act. The use of this exemption was reviewed and approved by our audit committee.

Reports of Management

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the board of managers regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B. Other Information

None.

PART III

Item 10. Managers, Executive Officers and Corporate Governance

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting under the headings “Executive Officers,” “Board Leadership Structure and Risk Oversight,” “Nominations for Manager,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Managers.”

Item 11. Executive Compensation

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for 2011,” “Vested Equity Awards at Fiscal Year-End,” “Potential Payments Upon Voluntary Termination, Involuntary Termination or Change in Control,” “Compensation of Managers,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

This information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Manager Independence

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting under the heading “Related Person Transactions” and “Distributions and Payments to PostRock Entities,” and “Distributions and Payments to Exelon Entities.”

Item 14. Principal Accounting Fees and Services

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting under the heading “Fees,” and “Audit Committee Pre-Approval Policies and Practices.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm dated March 7, 2013 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income (Loss)—Constellation Energy Partners LLC for the three years ended December 31, 2012

Consolidated Balance Sheets—Constellation Energy Partners LLC at December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows—Constellation Energy Partners LLC for the three years ended December 31, 2012

Consolidated Statements of Changes in Members’ Equity—Constellation Energy Partners LLC for the three years ended December 31, 2012

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Schedules other than Schedule II are omitted as not applicable or not required

3. Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description

2.1	— Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007, File No. 001-33147).

2.2	—Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC, Kansas Production EQR, LLC and Kansas Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007, File No. 001-33147).

2.3	—Agreement of Merger, dated as of July 12, 2007, among AMVEST Osage, Inc., AMVEST Oil & Gas, Inc. and CEP Mid-Continent LLC, f/k/a CEP Cherokee Basin LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007, File No. 001-33147).

2.4	—Purchase and Sale Agreement, dated as of August 2, 2007, between Newfield Exploration Mid-Continent Inc. and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007, File No. 001-33147).

2.5	—Nominee Agreement, dated as of September 21, 2007, by and between Newfield Exploration Mid-Continent Inc. and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

Exhibit Number	Description

2.6	—Asset Purchase and Sale Agreement, dated as of May 12, 2005, by and among Everlast Energy LLC, RB Marketing Company LLC, Robinson’s Bend Operating Company LLC and CBM Equity IV, LLC (incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134995) filed by Constellation Energy Partners LLC on September 29, 2006.

2.7	—Agreement for Purchase and Sale, dated as of February 19, 2008, among CoLa Resources LLC and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 3, 2008, File No. 001-33147).

2.8	—First Amendment to Agreement for Purchase and Sale, dated as of March 31, 2008, among CoLa Resources LLC and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 3, 2008, File No. 001-33147).

2.9	—Oil and Gas Purchase Contract, dated as of October 1, 1993, by and between Torch Energy Marketing, Inc. and Torch Royalty Company (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Constellation Energy Partners LLC on June 29, 2006, File No. 333-134995).

2.10	—Membership Interest Purchase and Sale Agreement, dated February 1, 2013 between Constellation Energy Partners LLC and Constellation Commodities Upstream LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report and Form 8-K filed by Constellation Energy Partners LLC on February 4, 2013, File No. 001-33147).

3.1	—Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007, File No. 001-33147).

3.2	—Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006, File No. 001-33147).

3.3	—Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of April 23, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007, File No. 001-33147).

3.4	—Amendment No. 2 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of July 25, 2007. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007, File No. 001-33147).

3.5	—Amendment No. 3 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of September 21, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007, File No. 001-33147).

3.6	—Amendment No. 4 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of December 28, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on December 28, 2007, File No. 001-33147).

10.1	—Omnibus Agreement, dated as of November 20, 2006, among Constellation Energy Partners LLC, Constellation Energy Commodities Group, Inc., Robinson’s Bend Production II, LLC, Robinson’s Bend Operating II, LLC and Robinson’s Bend Marketing II, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006, File No. 001-33147).

10.2	—$350,000,000 Amended and Restated Credit Agreement, dated as of November 13, 2009, among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, RBS Securities Inc., as joint lead arranger and sole book runner, The Bank of Nova Scotia, as joint lead arranger and co-syndication agent, BNP Paribas, as joint lead arranger and co-syndication agent, and the lenders party hereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 16, 2009, File No. 001-33147).

Exhibit Number	Description

10.3	—First Amendment to Amended and Restated Credit Agreement, dated as of February 11, 2010, by and among Constellation Energy Partners LLC and the lenders signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 25, 2010, File No. 001-33147).

10.4	—Second Amendment to Amended and Restated Credit Agreement, effective as of June 3, 2011, by and among Constellation Energy Partners LLC, the lenders signatory thereto and The Royal Bank of Scotland plc (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 3, 2011, File No. 001-33147).

10.5	—Trademark License Agreement, dated as of November 20, 2006, by and among Constellation Energy Group, Inc. and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006, File No. 001-33147).

10.6	—Exploration and Development Agreement, dated July 25, 2005, by and between The Osage Nation and AMVEST Osage, Inc. (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 27, 2009, File No. 001-33147).

10.7	—Substituted and Replaced First Amendment to the Exploration and Development Agreement, dated October 18, 2006, by and between The Osage Nation and AMVEST Osage, Inc. (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 27, 2009, File No. 001-33147).

10.8	—Assignment, Assumption and Ratification Agreement, dated as of July 25, 2007, by and between AMVEST Osage, Inc. and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 27, 2009, File No. 001-33147).

10.9	—Water Gathering and Disposal Agreement, dated as of August 9, 1990, by and between Torch Energy Associates Ltd. and Valasco Gas Company Ltd. (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 4, 2008, File No. 001-33147).

10.10	—First Amendment to Water Gathering and Disposal Agreement, dated as of October 1, 1993, by and between Torch Energy Associates Ltd. and Valasco Gas Company Ltd. (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 4, 2008, File No. 001-33147).

10.11	—Second Amendment to Water Gathering and Disposal Agreement, dated as of November 30, 2004, by and between Robinson’s Bend Operating Company, LLC and Everlast Energy LLC (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 4, 2008, File No. 001-33147).

10.12	—Third Amendment, dated June 13, 2011, to Water Gathering and Disposal Agreement dated November 30, 2004, by and between Robinson’s Bend Operating II, LLC, Robinson’s Bend Production II, LLC and Torch Energy Associates Ltd. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 15, 2011, File No. 001-33147).

10.13	—Settlement and Release Agreement, effective as of June 13, 2011, by and among Trust Venture Company, LLC, Trust Acquisition Company, LLC, Wilmington Trust Company, Constellation Energy Partners LLC, Robinson’s Bend Production II, LLC and Robinson’s Bend Operating II, LLC (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 15, 2011, File No. 001-33147).

+10.14	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Stephen R. Brunner (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.15	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Charles C. Ward (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.16	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Lisa J. Mellencamp (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

Exhibit Number	Description

+10.17	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Michael B. Hiney (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.18	—Constellation Energy Partners LLC Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 20, 2006, File No. 001-33147).

+10.19	—Constellation Energy Partners LLC 2009 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the Proxy Statement filed by Constellation Energy Partners LLC on October 22, 2009, File No. 001-33147).

+10.20	—Form of Grant Agreement Relating to Notional Units with DERs—Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 4, 2009, File No. 001-33147).

+10.21	—Form of Grant Agreement Relating to Notional Units with DERs—Independent Managers (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 4, 2009, File No. 001-33147).

+10.22	—Form of Grant Agreement Relating to Restricted Units—Executives (under the 2009 Omnibus Incentive Compensation Plan incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on March 3, 2010, File No. 001-33147).

+10.23	—Form of Amended and Restated Grant Agreement Relating to Unit-Based Awards—Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on August 5, 2011, File No. 001-33147).

+10.24	—Amendment to Amended and Restated Grant Agreement Relating to Unit-Based Awards-Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on May 10, 2012, File No. 001-33147).

+10.25	—Form of Grant Agreement Relating to Restricted Units—Independent Managers (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 25, 2010, File No. 001-33147).

+10.26	—Form of Grant Agreement Relating to 2012 Performance Award—Executives (Units) (under the 2009 Omnibus Incentive Corporation Plan) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 5, 2012, File No. 001-33147).

+10.27	—Form of Grant Agreement Relating to 2012 Performance Award—Executives (Cash) (under the 2009 Omnibus Incentive Corporation Plan) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 5, 2012, File No. 001-33147).

+10.28	—Amendment to Grant Agreement Relating to 2012 Performance Award – Executives (Units) (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on August 9, 2012, File No. 001-33147).

10.29	—Third Amendment to Amended and Restated Credit Agreement dated as of February 8, 2013, among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2013, File No. 001-33147).

*10.30	—Fourth Amendment to Amended and Restated Credit Agreement dated as of March 8, 2013, among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, and the lenders party thereto.

Exhibit Number	Description

*12.1	—Computation of Ratio of Earnings to Fixed Charges.

*21.1	—List of subsidiaries of Constellation Energy Partners LLC.

*23.1	—Consent of PricewaterhouseCoopers LLP.

*23.2	—Consent of Netherland, Sewell & Associates, Inc.

Exhibit Number	Description

*31.1	—Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	—Report of Netherland, Sewell & Associates, Inc.

*99.2	—Unaudited pro forma condensed consolidated financial information.

**101.INS—	XRBL Instance Document

**101.SCH—	XRBL Schema Document

**101.CAL—	XRBL Calculation Linkbase Document

**101.LAB—	XRBL Label Linkbase Document

**101.PRE—	XRBL Presentation Linkbase Document

**101.DEF —	XRBL Definition Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and Board of Managers of Constellation Energy Partners LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of cash flows, and of changes in members’ equity present fairly, in all material respects, the financial position of Constellation Energy Partners LLC and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 D and Note 16 to the consolidated financial statements, subsequent to December 31, 2012 the Company entered into an asset sale transaction and extended its reserve based credit facility to March 31, 2014.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 8, 2013

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
	(In 000’s except unit data)
Revenues
Natural gas sales	$55,365	$133,769	$103,997
Oil and liquid sales	12,676	10,870	4,695
Gain / (Loss) from mark-to-market activities (see Note 3)	(8,706)	(39,422)	42,081

Total revenues	59,335	105,217	150,773
Expenses:
Operating expenses:
Lease operating expenses	25,699	27,949	30,798
Cost of sales	1,299	2,188	2,473
Production taxes	2,218	2,897	3,179
General and administrative	16,060	16,599	20,351
Exploration costs	—	131	760
(Gain) / Loss on sale of assets	7	19	(18)
Depreciation, depletion and amortization	20,799	22,139	85,263
Asset impairments (see Note 5)	73,451	2,935	272,487
Accretion expense	766	907	822

Total operating expenses	140,299	75,764	416,115
Other expense / (income)
Interest expense	6,891	8,886	12,721
Interest expense (Gain)/Loss from mark-to-market activities (see Note 3)	(1,157)	1,232	(765)
Interest (income)	(1)	(2)	(3)
Other expense (income)	(154)	(249)	(385)

Total other expenses / (income)	5,579	9,867	11,568

Total expenses	145,878	85,631	427,683

Net income (loss)	$(86,543)	$19,586	$(276,910)

Change in fair value of commodity hedges	202	232	(495)
Cash settlement of commodity hedges	(5,639)	(5,715)	(17,341)
Change in fair value of interest rate hedge	—	—	389

Other comprehensive income (loss)	(5,437)	(5,483)	(17,447)

Comprehensive income (loss)	$(91,980)	$14,103	$(294,357)

Earnings per unit (see Note 1)
Earnings (loss) per unit—Basic	$(3.58)	$0.81	$(11.36)
Units outstanding—Basic	24,171,510	24,273,491	24,370,545
Earnings (loss) per unit—Diluted	$(3.58)	$0.81	$(11.36)
Units outstanding—Diluted	24,171,510	24,273,491	24,370,545
Distributions declared and paid per unit	$—	$—	$—

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(In 000’s)
ASSETS
Current assets
Cash and cash equivalents	$1,975	$17,176
Accounts receivable	7,378	6,394
Prepaid expenses	1,416	1,243
Risk management assets (see Note 3)	17,965	20,283

Total current assets	28,734	45,096
Oil and natural gas properties (See Note 5)
Oil and natural gas properties, equipment and facilities	801,858	787,322
Material and supplies	771	1,243
Less accumulated depreciation, depletion, amortization, and impairments	(615,206)	(522,480)

Net oil and natural gas properties	187,423	266,085
Other assets
Debt issue costs (net of accumulated amortization of $7,775 at December 31, 2012 and $6,465 at December 31, 2011)	1,168	2,423
Risk management assets (see Note 3)	7,431	17,603
Other non-current assets	3,266	3,099

Total assets	$228,022	$334,306

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$576	$1,404
Accrued liabilities	7,885	10,638
Royalty payable	2,189	2,134
Risk management liabilities (see Note 3)	523	378
Debt	50,000	—

Total current liabilities	61,173	14,554
Other liabilities
Asset retirement obligation	15,357	14,047
Risk management liabilities (see Note 3)	637	286
Other non-current liabilities	589	99
Debt	34,000	98,400

Total other liabilities	50,583	112,832

Total liabilities	111,756	127,386
Commitments and contingencies (See Note 8)
Members’ equity
Class A units, 483,418 and 485,033 units authorized, issued and outstanding, respectively	2,326	4,030
Class B units, 24,124,378 and 24,124,378 units authorized, respectively, and 23,687,507 and 23,766,632 issued and outstanding, respectively	113,940	197,453
Accumulated other comprehensive income	—	5,437

Total members’ equity	116,266	206,920

Total liabilities and members’ equity	$228,022	$334, 306

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
	(In 000’s)
Cash flows from operating activities:
Net income (loss)	$(86,543)	$19,586	$(276,910)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	20,799	22,139	85,263
Asset impairments (see Note 5)	73,451	1,935	272,487
Amortization of debt issuance costs	1,310	1,577	1,964
Accretion expense	766	907	822
Equity (earnings) losses in affiliate	(173)	(286)	(385)
(Gain) Loss from disposition of property and equipment	7	19	(18)
Bad debt expense	35	12	69
Dryhole costs	—	—	61
(Gain) Loss from mark-to-market activities	7,549	40,654	(42,846)
Unit-based compensation programs	1,526	1,341	1,849
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	—	(1)	(1)
(Increase) decrease in accounts receivable	(1,019)	965	939
(Increase) decrease in prepaid expenses	(173)	118	(15)
(Increase) decrease in other assets	(599)	1,050	1
Increase (decrease) in accounts payable	(828)	(14)	316
Increase (decrease) in payable to affiliate	—	—	(201)
Increase (decrease) in accrued liabilities	(3,047)	(1,940)	(424)
Increase (decrease) in royalty payable	55	(471)	(2,142)
Increase (decrease) in other liabilities	490	99	—

Net cash provided by operating activities	13,606	87,690	40,829

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(252)	(350)	(6,369)
Development of natural gas properties	(15,638)	(10,967)	(7,973)
Proceeds from sale of equipment	1,508	139	91
Distributions from equity affiliate	230	465	485

Net cash (used in) investing activities	(14,152)	(10,713)	(13,766)

Cash flows from financing activities:
Members’ distributions	—	—	—
Proceeds from issuance of debt	—	—	—
Repayment of debt	(14,400)	(66,600)	(30,000)
Units tendered by employees for tax withholdings	(200)	(344)	(376)
Equity issue costs	—	(46)	(2)
Debt issue costs	(55)	(703)	(130)

Net cash (used in) by financing activities	(14,655)	(67,693)	(30,508)

Net (decrease) increase in cash	(15,201)	9,284	(3,445)
Cash and cash equivalents, beginning of period	17,176	7,892	11,337

Cash and cash equivalents, end of period	$1,975	$17,176	$7,892

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$230	$1,720	$523
Cash received during the period for interest	$1	$2	$3
Cash paid during the period for interest	$(3,650)	$(5,101)	$(7,106)
Cash paid during the period for income taxes	$(19)	$(37)	$(2)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

					Accumulated Other Comprehensive Income	Total Members’ Equity
	Class A		Class B
	Units	Amount	Units	Amount
	( In 000’s, except unit data)
Balance, December 31, 2009	476,950	$8,993	23,376,136	$440,677	$28,367	$478,037
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(1,885)	(8)	(92,353)	(368)	—	(376)
Change in fair value of commodity hedges	—	—	—	—	(495)	(495)
Cash settlement of commodity hedges	—	—	—	—	(17,341)	(17,341)
Change in fair value of interest rate hedges	—	—	—	—	389	389
Unit-based compensation programs	12,685	37	615,975	1,812	—	1,849
Net income (loss)	—	(5,538)	—	(271,372)	—	(276,910)

Balance, December 31, 2010	487,750	$3,484	23,899,758	$170,749	$10,920	$185,153
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(2,448)	(7)	(119,963)	(337)	—	(344)
Change in fair value of commodity hedges	—	—	—	—	232	232
Cash settlement of commodity hedges	—	—	—	—	(5,715)	(5,715)
Cash settlement of interest rate hedges	—	134	—	6,533	—	6,667
Unit-based compensation programs	(269)	27	(13,163)	1,314	—	1,341
Net income (loss)	—	392	—	19,194	—	19,586

Balance, December 31, 2011	485,033	$4,030	23,766,632	$197,453	$5,437	$206,920
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(1,845)	(4)	(90,425)	(196)	—	(200)
Change in fair value of commodity hedges	—	—	—	—	202	202
Cash settlement of commodity hedges	—	—	—	—	(5,639)	(5,639)
Class D liquidation	—	—	—	—	—	—
Unit-based compensation programs	230	31	11,300	1,495	—	1,526
Net income (loss)	—	(1,731)	—	(84,812)	—	(86,543)

Balance, December 31, 2012	483,418	$2,326	23,687,507	$113,940	$—	$116,266

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

A.    Constellation Energy Partners LLC (“CEP”, “we”, “us”, “our” or the “Company”) was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware. We completed our initial public offering on November 20, 2006, and currently trade on the NYSE MKT LLC (“NYSE MKT”) under the symbol “CEP”. Through subsidiaries, both PostRock Energy Corporation (NASDAQ: PSTR) (“PostRock”) and Exelon Corporation (NYSE: EXC) (“Exelon”), own a portion of our outstanding units. As of December 31, 2012, Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. Constellation Energy Partners Holdings, LLC (“CEPH”), a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

B.    We are currently focused on the development and acquisition of natural gas properties in the Cherokee Basin in Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas.

C.    Accounting policies used by us conform to accounting principles generally accepted in the United States of America. The accompanying financial statements include the accounts of us and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We operate our oil and natural gas properties as one business segment: the exploration, development and production of oil and natural gas. Our management evaluates performance based on one business segment as there are not different economic environments within the operation of our oil and natural gas properties.

D.    In February 2013, we sold all of our properties in the Black Warrior Basin of Alabama, reduced our outstanding debt to $34.0 million, and extended our reserve-based credit facility until March 31, 2014. We currently anticipate that we will extend or refinance our existing reserve-based credit facility in the early part of 2013. See Note 16 for additional information.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. Checks-in-transit were $0.6 million in 2012 and $1.8 million in 2011 and are included in accounts payable in our consolidated balance sheets.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and derivative financial instruments. We place our cash with high credit quality financial institutions. We place our derivative financial instruments with financial institutions that participate in our reserve-based credit facility and maintain an investment grade credit rating. Substantially all of our accounts receivables are due from purchasers of oil and natural gas. These sales are generally unsecured and, in some cases, may carry a parent guarantee. As we generally have fewer than 10 large customers for our oil and natural gas sales, we routinely assess the financial strength of our customers. Bad debt expense is recognized on an account-by-account review and when recovery is not probable. Our allowance for doubtful accounts was less than $0.1 million in each of 2010, 2011 and 2012. We have no off-balance-sheet credit exposure related to our operations or customers.

For the year ended December 31, 2012, five customers accounted for approximately 28%, 10%, 9%, 9% and 8% of our sales revenues. For the year ended December 31, 2011, five customers accounted for approximately 28%, 17%, 7%, 5% and 5% of our sales revenues. For the year ended December 31, 2010, five customers accounted for approximately 30%, 17%, 9%, 6% and 5% of our sales revenues.

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

Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (including wells and related equipment and facilities) are amortized on the basis of proved developed reserves. It has been our historical practice to use our year-end reserve report to adjust our depreciation, depletion, and amortization expense for the fourth quarter. Depreciation, depletion, and amortization expense is calculated using year-end reserve reports based on the SEC-required price. As more fully described in Note 14, proved reserves estimates are subject to future revisions when additional information becomes available.

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

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that we expect to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period. The valuation allowances are reviewed at least annually.

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

Oil and Natural Gas Reserve Quantities

Our estimate of proved reserves was based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Proved reserves were calculated based on various factors, including consideration of an independent reserve engineers’ report on proved reserves and an economic evaluation of all of our properties on a well-by-well basis. The process used to complete the estimates of proved reserves at December 31, 2012, 2011 and 2010 is described in detail in Note 14.

Reserves and their relation to estimated future net cash flows impact depletion and impairment calculations. As a result, adjustments to depletion and impairments are made concurrently with changes to reserve estimates. The accuracy of reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.

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

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. We use the entitlements method when accounting for gas imbalances. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable. There were no gas imbalance positions at December 31, 2012, 2011, or 2010.

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

Our wholly-owned subsidiary, CEP Services Company, Inc. is a taxable entity. For the years ended December 31, 2012, and 2011, the current federal and state tax liability for the entity was less than $0.1 million and $0.1 million, respectively. The entity has no deferred tax assets or liabilities. Taxes are paid to the IRS or the applicable states in quarterly installments.

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

Earnings per Unit

Basic earnings per unit (“EPU”) are computed by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during each period. At December 31, 2012, we had 483,418 Class A units and 23,687,507 Class B common units outstanding. Of the Class B common units, 761,692 units are restricted unvested common units granted and outstanding.

The following table presents earnings per common unit amounts:

Year ended December 31, 2012	Income (loss)	Units	Per Unit Amount
	(In 000’s except unit data)
Basic EPU:
Income (loss) allocable to unitholders	$(86,543)	24,171,510	$(3.58)
Diluted EPU:
Income (loss) allocable to unitholders	$(86,543)	24,171,510	$(3.58)

Year ended December 31, 2011	Income (loss)	Units	Per Unit Amount
	(In 000’s except unit data)
Basic EPU:
Income (loss) allocable to unitholders	$19,586	24,273,491	$0.81
Diluted EPU:
Income (loss) allocable to unitholders	$19,586	24,273,491	$0.81

Year ended December 31, 2010	Income (loss)	Units	Per Unit Amount
	(In 000’s except unit data)
Basic EPU:
Income (loss) allocable to unitholders	$(276,910)	24,370,545	$(11.36)
Diluted EPU:
Income (loss) allocable to unitholders	$(276,910)	24,370,545	$(11.36)

In 2012, we had 199,620 dilutive securities that were excluded from the diluted EPU calculation because we had a net loss. There were no dilutive securities in 2011 and 2010.

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

Recent Pronouncements and Accounting Changes

As of December 31, 2012, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosures for financial and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, an amendment to ASC Topic 210. The update clarifies that the scope of ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective beginning on or after January 1, 2013, and will primarily impact the disclosures associated with our commodity and interest rate derivatives. The adoption of this guidance will not have any impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) that requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The amended guidance did not have any material impact on our financial statements or our disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, and the IASB issued IFRS 13, Fair Value Measurement (together, the “new guidance”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles and disclosure requirements. and is effective for interim and annual periods beginning on or after December 15, 2011. The amended did not have any material impact on our financial statements or our disclosures.

2. ACQUISITIONS

Central Kansas Uplift Non-Operated Acquisition

On December 21, 2010, we acquired from a private seller, effective November 1, 2010, non-operated oil properties in the Central Kansas Uplift in Kansas and southern Nebraska for an all cash purchase price of approximately $5.6 million, including $0.3 million in post-closing adjustments received in 2011. At the acquisition, the properties produced approximately 126 barrels of oil equivalent per day from 36 wells. The operator of the properties is Murfin Drilling Company, Inc. Proved oil reserves were estimated to be 0.8 Bcfe, of which approximately 81% were classified as proved developed producing. The acquisition was funded with cash on hand. Our results of operations include the results of the non-operated wells after the date of acquisition.

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

The purchase price allocation is based on fair value evaluations of proved oil and natural gas reserves, discounted cash flows, quoted market prices, and other estimates by management. As described further in Note 5, we sold all of our Nebraska properties in 2012.

3. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

We have hedged a portion of our expected natural gas and oil sales from currently producing wells through December 2016 and entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $83.25 million of our outstanding debt for various maturities extending through November 2014. All of our derivatives were accounted for as mark-to-market activities as of December 31, 2012.

For 2012 and 2011, we recognized mark-to-market losses of approximately $8.7 million and mark-to-market losses of approximately $39.4 million, respectively, in connection with our oil and natural gas commodity derivatives. For the year ended December 31, 2012 and 2011, we recognized a mark-to-market gain of approximately $1.2 million and a loss of approximately $2.1 million, respectively, in connection with our interest rate derivatives. At December 31, 2012 and December 31, 2011, the fair value of our derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $24.2 million and a net asset of approximately $37.2 million, respectively.

Accumulated Other Comprehensive Income

Prior to the first quarter of 2009, we accounted for certain of our commodity and interest rate derivatives as hedging activities. The value of the cash flow hedges included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets was an unrecognized gain of approximately $0 million and an unrecognized gain of $5.4 million at December 31, 2012 and December 31, 2011, respectively.

Hedge Restructuring

During the second quarter of 2011, we amended our existing NYMEX swap agreements to reset the NYMEX fixed-for-floating price to $5.75 per MMBtu for our natural gas production from January 2012 through December 2014. In conjunction with the transaction, we received a one-time cash payment from our swap counterparties totaling approximately $41.3 million, which increased our reported net income and operating cash flows. For tax purposes, the one-time cash payment from our swap counterparties will be amortized over the remaining life of the NYMEX contracts in accordance with the timing of the actual settlement of delivery of natural gas per the swap agreements.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. As of December 31, 2012, all of our derivatives were classified as Level 2. The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 or Level 3. We prioritize the use of the highest level inputs available in determining fair value.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At December 31, 2012	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$31,030	$—	$(5,634)	$25,396
Risk management liabilities	$—	$(6,794)	$—	$5,634	$(1,160)

Total net assets and liabilities	$—	$24,236	$—	$—	$24,236

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At December 31, 2011	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$50,940	$—	$(13,054)	$37,886
Risk management liabilities	$—	$(13,718)	$—	$13,054	$(664)

Total net assets and liabilities	$—	$37,222	$—	$—	$37,222

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties. Amounts shown represent the impact of netting assets and liabilities with our counterparties for which the right of offset exists.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

We use observable market data or information derived from observable market data in order to determine the fair value amounts presented above. We currently use our reserve-based credit facility to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties. At December 31, 2012, the impact of non-performance credit risk on the valuation of our assets from counterparties was $0.1 million, of which $0.1 million was reflected as a decrease to our non-cash market-to-market gain and none was reflected as a reduction to our accumulated other comprehensive income. At December 31, 2011, the impact of non-performance credit risk on the valuation of our assets from counterparties was $1.0 million, of which $0.8 million was reflected as a decrease to our non-cash market-to-market gain and $0.2 million was reflected as a reduction to our accumulated other comprehensive income.

Fair Value of Financial Instruments

At December 31, 2012, we have interest rate swaps on $83.25 million of outstanding debt for various maturities extending through November 2014, various commodity swaps for 19,095,815 MMbtu of natural gas production through December 2014, various basis swaps for 9,679,080 MMbtu of natural gas production in the Cherokee Basin through December 2014, and various commodity swaps for 414,384 Bbls of oil production through December 2016. See Note 16 for additional information.

The following represents the fair value for our risk management assets and liabilities, as of December 31, 2012, and December 31, 2011, and the amount of gains and losses recognized at December 31, 2012 and 2011:

Derivative Type	Location of Asset/ (Liability) on Balance Sheet	Fair Value of Asset/ (Liability) on Balance Sheet (in 000’s)
		Year Ended December 31, 2012	Year Ended December 31, 2011
Commodity-MTM	Risk management assets-current	$19,005	$27,208
Commodity-MTM	Risk management assets-non-current	12,025	23,732

	Total gross assets	31,030	50,940
Commodity-MTM	Risk management assets-current	(1,040)	(6,925)
Commodity-MTM	Risk management assets-non-current	(946)	(1,325)
Commodity-MTM	Risk management liabilities-current	(523)	(378)
Commodity-MTM	Risk management liabilities-non-current	(637)	(286)
Interest Rate-MTM	Risk management assets-non-current	(3,648)	(4,804)

	Total gross liabilities	(6,794)	(13,718)

	Total net assets and liabilities	$24,236	$37,222

Derivative Type	Location of Gain/(Loss) in Income	Amount of Gain/(Loss) in Income (in 000’s)
		Quarter Ended December 31, 2012	Quarter Ended December 31, 2011
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$(254)	$8,524
Commodity-MTM	Natural gas sales	4,455	9,666
Commodity-MTM	Oil and liquids sales	328	321
Interest Rate-MTM	Interest expense-Gain/(Loss) from mark-to-market activities	460	(602)
Interest Rate-MTM	Interest expense	(472)	(535)

	Total	$4,517	$17,374

Derivative Type	Location of Gain/(Loss) in Income	Amount of Gain/(Loss) in Income (in 000’s)
		Year Ended December 31, 2012	Year Ended December 31, 2011
Commodity-MTM	Gain/(Loss) from mark-to-market activities	$(8,706)	$(39,422)
Commodity-MTM	Natural gas sales	23,654	76,367
Commodity-MTM	Oil and liquids sales	753	605
Interest Rate-MTM	Interest expense-Gain/(Loss) from mark-to-market activities	1,157	(1,232)
Interest Rate-MTM	Interest expense	(2,218)	(2,131)

	Total	$14,640	$34,187

Derivative Type	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain /(Loss) Reclassified from AOCI into Income (in 000’s)
		Quarter Ended December 31, 2012	Quarter Ended December 31, 2011
Commodity-Cash Flow	Natural gas sales	1,271	1,283

	Total	$1,271	$1,283

		Amount of Gain /(Loss) Reclassified from AOCI into Income (in 000’s)
Derivative Type	Location of Gain / (Loss) for Effective and Ineffective Portion of Derivative in Income	Year Ended December 31, 2012	Year Ended December 31, 2011
Commodity-Cash Flow	Natural gas sales	5,639	5,715

	Total	$5,639	$5,715

At December 31, 2012, the carrying values of our cash, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short term nature.

We believe the carrying value of long-term debt for our reserve-based credit facility approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms, which is a Level 2 measurement in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties. Our reserve-based credit facility is discussed in Note 4.

4. DEBT

Reserve-Based Credit Facility

All of the disclosures in Note 4 are as of December 31, 2012. In February 2013, we executed a third amendment to our $350.0 million reserve-based credit facility that lowered our borrowing base to $37.5 million and extended the term of the facility to March 31, 2014. Additionally, we used $50.0 million in proceeds from the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama to reduce our outstanding debt to $34.0 million. See Note 16 for additional information.

On June 3, 2011, we executed a second amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to November 13, 2013. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. As of December 31, 2012, the lenders and their percentage commitments in the reserve-based credit facility are The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (“Wells Fargo”) (21.95%), The Bank of Nova Scotia (21.95%), Societe Generale (14.63%), and ING Capital LLC (14.63%).

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of December 31, 2012, we borrowed $84.0 million under our reserve-based credit facility and our borrowing base was $85.0 million. The borrowing base is redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time. Our latest semi-annual borrowing base redetermination occurred during the fourth quarter of 2012. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of December 31, 2012, no letters of credit are outstanding.

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

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of December 31, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

Debt Issue Costs

As of December 31, 2012, our unamortized debt issue costs were approximately $1.2 million. These costs are being amortized over the life of the credit facility.

Funds Available for Borrowing

As of December 31, 2012, we had $84.0 million in outstanding debt under our reserve-based credit facility and $1.0 million in remaining borrowing capacity. As of December 31, 2011, we had $98.4 million in outstanding debt under our reserve-based credit facility. See Note 16 for additional information.

Compliance with Financial Covenants

At December 31, 2012, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of December 31, 2012, our actual Total Net Debt to annual Adjusted EBITDA ratio was 3.4 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 1.1 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual quarterly Adjusted EBITDA to cash interest expense ratio was 7.9 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

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

Extending or Refinancing our Reserve-Based Credit Facility

As of December 31, 2012, our borrowing base was $85.0 million and our outstanding debt was $84.0 million. Our reserve-based credit facility matures on November 13, 2013. At December 31, 2012, we were working with our syndicate of lenders to extend the due date of our reserve-based credit facility. See Note 16 for additional information.

5. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	December 31, 2012	December 31, 2011	December 31, 2010
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$799,563	$785,089	$772,450
Unproved property	1,383	1,321	698

Total property costs	800,946	786,410	773,148
Materials and supplies	771	1,243	2,073
Land	912	912	912

Total	802,629	788,565	776,133
Less: Accumulated depreciation, depletion, amortization and impairments	(615,206)	(522,480)	(499,214)

Oil and natural gas properties and equipment, net	$187,423	$266,085	$276,919

Depletion, depreciation, amortization and impairments consisted of the following:

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
		(In 000’s)
DD&A of oil and natural gas-related assets	$20,799	$22,139	$85,263
Asset impairments	73,451	2,935	272,487

Total	$94,250	$25,074	$357,750

Non-Cash Impairment Charges

In the fourth quarter of 2012, we recorded a total non-cash impairment charge of approximately $73.3 million to impair the asset group containing our natural gas properties and inventory in the Robinson’s Bend Field in Black Warrior Basin of Alabama. This impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by a cash offer to purchase the assets for $63.0 million, subject to certain post-closing adjustments, which is a Level 2 input in the fair value hierarchy. This non-cash charge is included in asset impairments in the Consolidated Statements of Operations and Comprehensive Income (Loss). This impairment was calculated in accordance with ASC 360-10-45-2 Impairment or Disposal of Long-Lived Assets, including ASC 360-10-45-13 Change in Classification After Balance Sheet Date but Before Issuance of Financial Statements. This asset group was tested for recoverability because it was more likely than not that the assets would be sold in the near future and the range of potential offers was lower than the net capitalized cost of the properties. The estimate of future cash flows used in the impairment test considered the likelihood of possible outcomes that existed at the balance sheet date, including the likelihood of the sale of the asset being completed in the future. Our Board of Managers authorized the sale of entities that owned all of our assets and operations in Alabama on January 31, 2013, and a transaction was completed, on February 28, 2013. See Note 16 for additional information.

In 2011, we recorded a total non-cash impairment charge of approximately $2.9 million, composed of $1.6 million to impair the value of our oil and natural gas properties in the Central Kansas Uplift, $1.0 million related to the extinguishment of the NPI and $0.3 million to impair certain of our wells in the Woodford Shale. This impairment of our proved oil and natural gas properties in the Central Kansas Uplift and the impairment of certain of our wells located in the Woodford Shale were recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. This report was based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 2 inputs. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes, future expected oil and natural gas prices and basis differentials, anticipated drilling schedules, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates for the properties of 10.0%. The impairments were caused by the impact of lower future oil and natural gas prices and performance-related reserve revisions. After the impairments, the remaining net capitalized costs subject to impairment in the Woodford Shale was approximately $3.9 million and in the Central Kansas Uplift was approximately $3.5 million. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the risk of lower future oil and natural gas prices. These asset impairments have no impact on our cash flows, liquidity position, or debt covenants.

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

Asset Sales

In 2012, we sold our interests in 14 gross non-operated oil wells in Kansas and Nebraska for approximately $1.4 million in cash, and sold approximately $0.1 million in trucks and equipment resulting in no material gain or loss on the asset sales.

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

Exploration and Dry Hole Costs

Our exploration and dry hole costs were none, $0.1 million, and $0.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties.

6. BENEFIT PLANS

Eligible employees of CEP participate in an employment savings plan. Matching contributions made by us were approximately $0.5 million, $0.5 million, and $0.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

7. RELATED PARTY TRANSACTIONS

Unit Ownership

Both PostRock and Exelon, through subsidiaries, own a portion of our outstanding units. As of December 31, 2012, CEPM, a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. CEPH, a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

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

Subsidiaries of Constellation agreed to reimburse us for certain fees and expenses that we incurred in connection with a proposed Constellation and PostRock transaction that was announced on June 21, 2011, and expenses associated with the Torch derivative litigation settlement. We received expense reimbursements of $0.0 million, $0.9 million and $0.1 million from subsidiaries of Constellation for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Class D Interests

CEPH, a subsidiary of Exelon, holds all of our Class D interests. Due to their contingently redeemable feature, the Class D interests were treated as preferred units subject to contingent redemption. As described in Note 10, we purchased the NPI from the Trust for $1.0 million as part of the settlement of Torch derivative litigation. Because the NPI was granted to the Trust by a predecessor-in-interest to us, the NPI was extinguished when the NPI was assigned to us by the Trust. The NPI no longer burdens our properties in the Robinson’s Bend Field. Further, since the NPI will no longer be paid based upon the sharing arrangement and we have suspended distributions since June 2009, there should be no further distributions required on the Class D interests. The Class D interests will remain outstanding until the liquidation of CEP.

8. COMMITMENTS AND CONTINGENCIES

In the course of its normal business affairs, we are subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation and lawsuits. As of December 31, 2012, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

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

The following table is a reconciliation of the ARO:

	December 31, 2012	December 31, 2011	December 31, 2010
	(In 000’s)
Asset retirement obligation, beginning balance	$14,047	$13,024	$12,129
Liabilities incurred from acquisition of the properties	—	—	32
Liabilities incurred	162	143	83
Liabilities settled	(8)	(27)	(42)
Revisions to prior estimates	390	—	—
Accretion expense	766	907	822

Asset retirement obligation, ending balance	$15,357	$14,047	$13,024

Additional retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation. In 2012, 2011, and 2010, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.

At December 31, 2010, we had an environment liability of approximately $0.2 million that was charged to costs and expenses during the period. We had no environmental liabilities at December 31, 2012, or December 31, 2011.

10. NET PROFITS INTEREST

Certain of our wells in the Robinson’s Bend Field were subject to a non-operating NPI until December 2011 when the NPI was extinguished. The cumulative “Net NPI Proceeds” balance must have been greater than $0 before any payments for the NPI were made to the Torch Energy Royalty Trust (“Trust”). The cumulative Net NPI Proceeds was a deficit for the twelve months ended December 31, 2012, 2011 and 2010, and as a result, no payments for the NPI were made to the Trust.

Settlement of the Litigation Related to Trust Termination and Extinguishment of the NPI

On January 8, 2009, we were served by Trust Venture, on behalf of the Trust, with a purported derivative action filed in the Circuit Court of Tuscaloosa County, Alabama (the “Court”). The lawsuit alleged, among other things, a breach of contract under the conveyance associated with the NPI and the agreement establishing the Trust and asserted that above market rates for services were paid, reducing the amounts paid to the Trust in connection with the NPI. The lawsuit sought unspecified damages and an accounting of the NPI. The lawsuit was settled in June 2011. The settlement with Trust Venture, its successor and the Trust provided, among other things, that we pay $1.2 million to reimburse Trust Venture and its successor for their legal fees and expenses incurred in prosecuting the lawsuit and that we acquire the NPI from the Trust for $1.0 million. When the NPI was assigned to us by the Trust in the fourth quarter of 2011, the NPI was extinguished. The NPI no longer burdens our properties in the Robinson’s Bend Field, and we recognized a $1.0 million charge to impair the value of the extinguished NPI contract that was acquired. As described in Note 7 above, the finalization of this settlement impacted our Class D interests.

11. UNIT-BASED COMPENSATION

We recognized approximately $1.5 million, $1.3 million and $1.8 million of non-cash compensation expense related to our unit-based compensation plans in the twelve months ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, we had approximately $1.5 million in unrecognized compensation expense related to our unit-based compensation plans expected to be recognized through the first quarter of 2015.

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

The number of target units under these awards was calculated based on the 20-day simple average of the Company’s closing common unit price on NYSE MKT through April 5, 2012, or $2.63. During the year ended December 31, 2012, we recognized approximately $0.4 million of non-cash compensation expense related to these grants as the threshold was met for oil and the target was met for natural gas. As of December 31, 2012, there is no additional compensation expense related to these grants to be recognized.

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

During the year ended December 31, 2012, we recognized approximately $0.5 million of compensation expense related to both executive cash-based award grants discussed above and $0.6 million of compensation expense related to the services based awards discussed above. As of December 31, 2012, we had $0.6 million in unrecognized compensation expense related to service-based grants made to certain other key employees that is expected to be recognized through 2013.

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

Failure to achieve the threshold CEP unit price will result in no cash payout of the awards granted. The determination of the level of achievement and number of awards earned will be based on a calculation of CEP’s unit price at the end of the performance period. This price calculation will be based on the average of the closing daily prices for the final 20 trading days of the performance period. In addition, the executive unit-based awards will vest earlier if any of the following events occur: a “change of control,” a “CEG ownership event,” death of the executive, delivery by the Company of a “disability notice” with respect to the executive, or an “involuntary termination” of the executive (with each of the foregoing terms having the corresponding definitions set forth in the respective employment agreement with the Company). The awards may vest earlier with respect to the other key employees under certain of these circumstances. Any cash payment will be made at the end of the performance period except in the case of certain change of control events, which may accelerate payment. The grants are accounted for in our financial statements as a liability-classified award with the fair value remeasured each reporting period until settlement. The carrying value and the fair market value of these awards was approximately $0.9 million and less than $0.1 million at the grant date and December 31, 2012, respectively, and is reported as a non-current liability on our balance sheet. There are no significant non-cash compensation expenses related to the program for the twelve months ended December 31, 2012, as the value of these awards has fallen as the market price for our common units has declined.

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

12. DISTRIBUTIONS TO UNITHOLDERS

Distributions through December 31, 2012

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For the quarters ended March 31, June 30 and September 30, 2012, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. See Note 16 for additional information.

Distributions through December 31, 2011

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For the twelve months ended December 31, 2011, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

13. MEMBERS’ EQUITY

2012 Equity

At December 31, 2012, we had 483,418 Class A units and 23,687,507 Class B common units outstanding, which included 94,914 unvested restricted common units issued under our Long-Term Incentive Plan and 666,778 unvested restricted common units issued under our 2009 Omnibus Incentive Compensation Plan. See Note 16 for additional information.

At December 31, 2012, we had granted 336,599 common units of the 450,000 common units available under our Long-Term Incentive Plan. Of these grants, 241,685 have vested. We also granted an additional 76,046 performance units under our Long-Term Incentive Plan. Of these grants, 38,023 have vested.

At December 31, 2012, we had granted 1,326,530 common units of the 1,650,000 common units available under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 659,752 have vested. We also granted an additional 323,194 performance units under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 161,597 have vested.

For the year ended December 31, 2012, 90,425 common units have been tendered by our employees for tax withholding purposes. These units, costing approximately $0.2 million, have been returned to their respective plan and are available for future grants.

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

Costs

The following table sets forth capitalized costs for the years ended December 31, 2012, 2011, and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
	(In 000’s)
Capitalized costs at the end of the period:(a)
Oil and natural gas properties and related equipment (successful efforts method)
Property costs
Proved property	$799,563	$785,089	$772,450
Unproved property	1,383	1,321	698

Total property costs	800,946	786,410	773,148
Materials and supplies	771	1,243	2,073
Land	912	912	912

Total	802,629	788,565	776,133
Less: Accumulated depreciation, depletion, amortization and impairments	(615,206)	(522,480)	(499,214)

Net capitalized cost	$187,423	$266,085	$276,919

(a)	Capitalized costs include the cost of equipment and facilities for our oil and natural gas producing activities. Proved property costs include capitalized costs for leaseholds holding proved reserves; development wells and related equipment and facilities (including uncompleted development well costs); and support equipment. Unproved property costs include capitalized costs for oil and natural gas leaseholds where proved reserves do not exist.

The following table sets forth costs incurred for oil and natural gas producing activities for the years ended December 31, 2012, 2011, and 2010:

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
	(In 000’s)
Costs incurred for the period:
Acquisition of properties
Proved	$75	$(281)	$5,691
Unproved	177	631	678
Development costs	15,852	10,967	7,973

Total costs incurred	$16,104	$11,317	$14,342

The development costs for the years ended December 31, 2012, 2011, and 2010 primarily represent costs to develop our proved undeveloped reserves. During 2012, approximately 95% of our development expenditures of $15.9 million were for locations in the Cherokee Basin and approximately 5% of the expenditures were for locations in the Black Warrior Basin. We estimate that we will spend $18.8 million, $18.3 million, and $16.7 million to develop our total proved reserves in 2013, 2014, and 2015, respectively. Our 2012 acquisition of properties included $0.1 million for leasing and to acquire additional wells in the Cherokee Basin. Our 2011 acquisition of properties included leasing $0.6 million of unproved acreage on our concession in Osage County, Oklahoma and other areas of the Cherokee Basin, offset by the receipt of $0.3 million in post-closing adjustments for our December 2010 acquisition of oil properties in the Central Kansas Uplift.

Our exploration and dry hole costs were none, $0.1 million, and $0.8 million in 2012, 2011, and 2010, respectively.

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

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
	(In MMcfe)
Beginning Balance	201,330	169,007	131,180
Extensions and discoveries	2,049	1,725	226
Purchases of reserves in place	—	—	805
Sales of reserves in place	(256)	—	—
Revisions of previous estimates	(97,178)	42,483	49,027
Production	(12,963)	(11,885)	(12,231)

Ending Balance	92,982	201,330	169,007

Total proved developed reserves	90,001	152,632	127,627
Total proved undeveloped reserves	2,981	48,698	41,380

Reserves and Related Estimates

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Our 2012, 2011 and 2010 reserve estimates were prepared in accordance with the FASB and SEC rules for oil and gas reporting effective at December 31, 2009 using the SEC-required price.

Our December 31, 2012, 2011 and 2010 proved reserve estimates were 93.0 Bcfe, 201.3 Bcfe and 169.0 Bcfe, respectively. For these years, NSAI, an independent petroleum engineering firm, prepared the estimates of our proved reserves which were used to prepare our financial statements.

Our 2012 estimates of total proved reserves decreased 108.3 Bcfe from 2011 due to a lower SEC-required price for natural gas used to calculate our reserves in 2012. We added 2.0 Bcfe due to extensions and discoveries in the Cherokee Basin reserves added for oil opportunities and 0.2 Bcfe of natural gas reserves. Our reserve revisions of 97.2 Bcfe are primarily the result of lower natural gas prices causing our reserves to no longer be considered economic under SEC rules. Our reserves are 93% natural gas and are sensitive to lower prices for natural gas and basis differentials in the Mid-Continent region. Although we utilize swaps and basis swaps to mitigate commodity price risk and basis differentials, these derivatives are not used when preparing our reserve report based on SEC rules. The SEC-required price used to prepare our reserve report was $2.91 in the Cherokee Basin and $2.85 in the Black Warrior Basin. The SEC-required prices used in the Cherokee Basin and in the Black Warrior Basin declined from 2011 to 2012 by $0.97 and $1.35, respectively. Our actual 2012 production of 12.6 Bcfe is 3.8 Bcfe higher than what our 2011 reserve report estimated for 2012. A significant number of our wells that actually produced natural gas in 2012 were not included in our 2011 reserve report as they were deemed uneconomic at the SEC-required price which excludes the impact of our swaps and basis swaps used to mitigate commodity price risk and basis differentials. Any of our locations that are scheduled to be drilled after 5 years are classified as probable or possible reserves to the extent they are economic.

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

The following table summarizes the standardized measure of estimated discounted future cash flows from the oil and natural gas properties:

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
	(In 000’s)
Future cash inflows	$360,825	$913,532	$751,384
Future production costs	(194,198)	(500,308)	(404,350)
Future estimated development costs	(11,124)	(97,367)	(77,055)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
	(In 000’s)
Future net cash flows	155,503	315,857	269,979
10% annual discount for estimated timing of cash flows	(65,834)	(155,166)	(138,292)

Standardized measure of discounted estimated future net cash flows related to proved gas reserves	$89,669	$160,691	$131,687

The following table summarizes the principal sources of change in the standardized measure of estimated discounted future net cash flows:

	For the year Ended December 31, 2012	For the year Ended December 31, 2011	For the year Ended December 31, 2010
	(In 000’s)
Beginning of the period	$160,691	$131,687	$97,200
Sales and transfers of oil and natural gas, net of production costs	(39,699)	(29,584)	(22,017)
Net changes in prices and production costs related to future production	(19,228)	144	9,480
Development costs incurred during the period	18,818	7,166	6,920
Changes in extensions and discoveries	12,590	8,170	424
Revisions of previous quantity estimates	(83,750)	42,586	45,556
Purchase or (sales) of reserves in place	(1,476)	—	4,773
Accretion discount	16,069	13,169	9,720
Other	25,654	(12,647)	(20,369)

Standardized measure of discounted future net cash flows related to proved gas reserves	$89,669	$160,691	$131,687

15. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	2012 Quarters Ended (a)
	March 31,	June 30,	September 30,	December 31,
	(In 000’s)
Total revenue	$23,760	$11,812	$6,495	$17,268
Operating expenses	12,412	11,590	12,069	88,168
General and administrative expenses	3,941	3,791	4,076	4,252
Net income (loss)	$5,885	$(5,010)	$(11,163)	$(76,255)
Earnings (loss) per unit—Basic	$0.24	$(0.21)	$(0.46)	$(3.15)
Earnings (loss) per unit—Diluted	$0.24	$(0.21)	$(0.46)	$(3.15)

	2011 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In 000’s)
Total revenue	$15,804	$24,424	$31,443	$33,546
Operating expenses	14,808	13,937	16,818	13,471
General and administrative expenses	4,223	4,012	4,548	3,816
Net income (loss)	$(5,152)	$2,467	$7,144	$15,127
Earnings (loss) per unit—Basic	$(0.21)	$0.10	$0.29	$0.62
Earnings (loss) per unit—Diluted	$(0.21)	$0.10	$0.29	$0.62

16. SUBSEQUENT EVENTS

The following subsequent events have occurred between January 1, 2013 and March 8, 2013:

Distribution

Our board of managers has suspended the quarterly distribution to our unitholders for the quarter ended December 31, 2012, which continues the temporary suspension we first announced in June 2009.

Members’ Equity

2013 Equity

At March 8, 2013, we had 484,505 Class A units and 23,740,730 Class B common units outstanding, which included 44,644 unvested restricted common units issued under our Long-Term Incentive Plan and 350,804 unvested restricted common units issued under our 2009 Omnibus Incentive Compensation Plan.

At March 8, 2013, we had granted 347,603 common units of the 450,000 common units available under our Long-Term Incentive Plan. Of these grants, 302,959 have vested. We also granted an additional 76,046 performance units under our Long-Term Incentive Plan. Of these grants, all 76,046 have vested.

At March 8, 2013, we had granted 1,368,749 common units of the 1,650,000 common units available under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 1,107,945 have vested. We also granted an additional 323,194 performance units under our 2009 Omnibus Incentive Compensation Plan. Of these grants, all 323,194 have vested.

At March 8, 2013, 140,217 common units have been tendered by our employees for tax withholding purposes. These units, costing approximately $0.2 million, have been returned to their respective plan and are available for future grants.

Asset Sale

On January 31, 2013, our Board of Managers authorized the sale of the two entities that own all our natural gas properties and inventory in the Robinson’s Bend Field in the Black Warrior Basin of Alabama for $63.0 million, subject to closing adjustments. On February 28, 2013, we sold all of our operations in Alabama, including our interests in 596 operated natural gas wells and all of our inventory and equipment for approximately $60.0 million in net cash proceeds, subject to additional post-closing working capital and other customary adjustments to be determined in the second quarter of 2013. Of this amount, approximately $1.2 million will be held in escrow for a period of twenty-four months pending certain closing conditions and $50.0 million will be used to reduce our outstanding debt under our reserve-based credit facility. In the first quarter of 2013, we will reflect the historical assets and earnings of the asset group held by Robinson’s Bend Operating II, LLC and Robinson’s Bend Production II, LLC as discontinued operations using the guidance contained in ASC 205-20 Presentation of Financial Statements—Discontinued Operations and ASC 360-10-45-13 Change in Classification After Balance Sheet Date but Before Issuance of Financial Statements. We expect that the loss on sale reported in discontinued operations in the first quarter of 2013 for the sale of the Robinson’s Bend Field in the Black Warrior Basin of Alabama will reflect our incurred transaction costs and other post-closing working capital and customary adjustments. The Board of Managers authorized this sale in part to use the funds to reduce our outstanding indebtedness. The carrying value of this asset group as of December 31, 2012, was approximately $59.9 million.

Reserve-Based Credit Facility

On February 8, 2013, we executed a third amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders extending its maturity date to March 31, 2014. This extension was contingent upon our sale of our natural gas properties in the Robinson’s Bend Field in the Black Warrior Basin of Alabama. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of March 8, 2013, borrowings under our reserve-based credit facility are $34.0 million and our borrowing base was $37.5 million. Due to the extension to March 31, 2014 of our reserve-based credit facility, we have classified $34.0 million of our outstanding borrowings at December 31, 2012 as non-current. This reserve-based credit facility must be renewed or replaced prior to its maturity on March 31, 2014. The amount of debt we have outstanding on March 31, 2013, will become a current liability. We currently anticipate that we will extend or refinance our existing reserve-based credit facility in the early part of 2013.

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of March 8, 2013, no letters of credit are outstanding.

There are no other changes to the interest rates, covenants definitions or other terms of our reserve-based credit facility as a result of this amendment.

On March 8, 2013, we executed a fourth amendment to our $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders to clarify the definition of “Debt” in Section 1.02 of the agreement. There are no other changes to the interest rates, covenants, definitions or other terms of our reserve-based credit facility as a result of this amendment.

Funds Available for Borrowing

In January 2013, we borrowed approximately $0.2 million under our reserve-based credit facility for short-term working capital purposes. The proceeds were used for working capital purposes and were repaid on February 26, 2013.

As of March 8, 2013, we had $34.0 million in outstanding debt under our reserve-based credit facility and $3.5 million in remaining borrowing capacity.

Derivative and Financial Instruments

In January 2013, we amended a 2014 to 2015 oil trade with one of our hedge counterparties to lower the stated swap price from $98.10 to $93.50, on a total of 58,157 barrels of oil. We received proceeds of approximately $0.2 million upon execution of the amendment. The proceeds were used for working capital purposes.

In March 2013, after we reduced our outstanding debt on our reserve based credit facility to $34.0 million, we reduced our outstanding interest rate swaps that fix our LIBOR rate through 2014 to $30 million at a cost of $2.1 million.

In March 2013, in connection with the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama, we liquidated 395,218 Mmbtu of NYMEX swaps in 2013 and 1,634,530 Mmbtu of NYMEX swaps in 2014 at a cost of $0.3 million. In addition, we reduced our outstanding NYMEX swap positions in 2013 by 1,041,814 Mmbtu by executing offsetting trades with our counterparties at a fixed price of $3.662. These transactions ensure that our outstanding derivative positions in future periods are lower than our expected future natural gas production in those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Constellation Energy Partners LLC, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: March 8, 2013	By	/S/ STEPHEN R. BRUNNER
Stephen R. Brunner Chief Executive Officer, Chief Operating Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Constellation Energy Partners LLC, the Registrant, and in the capacities and on the dates indicated.

	Signature	Title	Date

Principal executive officer:

By	/s/ STEPHEN R. BRUNNER	Chief Executive Officer, Chief	March 8, 2013
	Stephen R. Brunner	Operating Officer and President

Principal financial officer and treasurer:

By	/s/ CHARLES C. WARD	Chief Financial Officer and	March 8, 2013
	Charles C. Ward	Treasurer

Principal accounting officer:

By	/s/ MICHAEL B. HINEY	Chief Accounting Officer and Controller	March 8, 2013
Michael B. Hiney

Managers:

	/s/ RICHARD H. BACHMANN	Manager	March 8, 2013
Richard H. Bachmann

	/s/ JOHN R. COLLINS	Manager	March 8, 2013
John R. Collins

	/s/ RICHARD S. LANGDON	Manager	March 8, 2013
Richard S. Langdon

	/s/ Gary M. Pittman	Manager	March 8, 2013
Gary M. Pittman

	/s/ JOHN N. SEITZ	Manager	March 8, 2013
John N. Seitz

EXHIBIT INDEX

Exhibit Number	Description

2.1	— Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007, File No. 001-33147).

2.2	—Purchase and Sale Agreement, dated as of March 8, 2007, between EnergyQuest Resources, L.P., Oklahoma Processing EQR, LLC, Kansas Production EQR, LLC and Kansas Processing EQR, LLC and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007, File No. 001-33147).

2.3	—Agreement of Merger, dated as of July 12, 2007, among AMVEST Osage, Inc., AMVEST Oil & Gas, Inc. and CEP Mid-Continent LLC, f/k/a CEP Cherokee Basin LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007, File No. 001-33147).

2.4	—Purchase and Sale Agreement, dated as of August 2, 2007, between Newfield Exploration Mid-Continent Inc. and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007, File No. 001-33147).

2.5	—Nominee Agreement, dated as of September 21, 2007, by and between Newfield Exploration Mid-Continent Inc. and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007).

2.6	—Asset Purchase and Sale Agreement, dated as of May 12, 2005, by and among Everlast Energy LLC, RB Marketing Company LLC, Robinson’s Bend Operating Company LLC and CBM Equity IV, LLC (incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134995) filed by Constellation Energy Partners LLC on September 29, 2006.

2.7	—Agreement for Purchase and Sale, dated as of February 19, 2008, among CoLa Resources LLC and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 3, 2008, File No. 001-33147).

2.8	—First Amendment to Agreement for Purchase and Sale, dated as of March 31, 2008, among CoLa Resources LLC and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 3, 2008, File No. 001-33147).

2.9	—Oil and Gas Purchase Contract, dated as of October 1, 1993, by and between Torch Energy Marketing, Inc. and Torch Royalty Company (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-1 filed by Constellation Energy Partners LLC on June 29, 2006, File No. 333-134995).

2.10	—Membership Interest Purchase and Sale Agreement, dated February 1, 2013 between Constellation Energy Partners LLC and Constellation Commodities Upstream LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report and Form 8-K filed by Constellation Energy Partners LLC on February 4, 2013, File No. 001-33147).

3.1	—Certificate of Formation of Constellation Energy Partners LLC, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 12, 2007, File No. 001-33147).

3.2	—Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006, File No. 001-33147).

3.3	—Amendment No. 1 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of April 23, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 24, 2007, File No. 001-33147).

Exhibit Number	Description

3.4	—Amendment No. 2 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of July 25, 2007. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on July 26, 2007, File No. 001-33147).

3.5	—Amendment No. 3 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of September 21, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on September 26, 2007, File No. 001-33147).

3.6	—Amendment No. 4 to Second Amended and Restated Operating Agreement of Constellation Energy Partners LLC, dated as of December 28, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on December 28, 2007, File No. 001-33147).

10.1	—Omnibus Agreement, dated as of November 20, 2006, among Constellation Energy Partners LLC, Constellation Energy Commodities Group, Inc., Robinson’s Bend Production II, LLC, Robinson’s Bend Operating II, LLC and Robinson’s Bend Marketing II, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006, File No. 001-33147).

10.2	—$350,000,000 Amended and Restated Credit Agreement, dated as of November 13, 2009, among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, RBS Securities Inc., as joint lead arranger and sole book runner, The Bank of Nova Scotia, as joint lead arranger and co-syndication agent, BNP Paribas, as joint lead arranger and co-syndication agent, and the lenders party hereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 16, 2009, File No. 001-33147).

10.3	—First Amendment to Amended and Restated Credit Agreement, dated as of February 11, 2010, by and among Constellation Energy Partners LLC and the lenders signatory thereto (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 25, 2010, File No. 001-33147).

10.4	—Second Amendment to Amended and Restated Credit Agreement, effective as of June 3, 2011, by and among Constellation Energy Partners LLC, the lenders signatory thereto and The Royal Bank of Scotland plc (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 3, 2011, File No. 001-33147).

10.5	—Trademark License Agreement, dated as of November 20, 2006, by and among Constellation Energy Group, Inc. and Constellation Energy Partners LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 28, 2006, File No. 001-33147).

10.6	—Exploration and Development Agreement, dated July 25, 2005, by and between The Osage Nation and AMVEST Osage, Inc. (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 27, 2009, File No. 001-33147).

10.7	—Substituted and Replaced First Amendment to the Exploration and Development Agreement, dated October 18, 2006, by and between The Osage Nation and AMVEST Osage, Inc. (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 27, 2009, File No. 001-33147).

10.8	—Assignment, Assumption and Ratification Agreement, dated as of July 25, 2007, by and between AMVEST Osage, Inc. and CEP Mid-Continent LLC (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 27, 2009, File No. 001-33147).

10.9	—Water Gathering and Disposal Agreement, dated as of August 9, 1990, by and between Torch Energy Associates Ltd. and Valasco Gas Company Ltd. (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 4, 2008, File No. 001-33147).

10.10	—First Amendment to Water Gathering and Disposal Agreement, dated as of October 1, 1993, by and between Torch Energy Associates Ltd. and Valasco Gas Company Ltd. (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 4, 2008, File No. 001-33147).

10.11	—Second Amendment to Water Gathering and Disposal Agreement, dated as of November 30, 2004, by and between Robinson’s Bend Operating Company, LLC and Everlast Energy LLC (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on March 4, 2008, File No. 001-33147).

Exhibit Number	Description

10.12	—Third Amendment, dated June 13, 2011, to Water Gathering and Disposal Agreement dated November 30, 2004, by and between Robinson’s Bend Operating II, LLC, Robinson’s Bend Production II, LLC and Torch Energy Associates Ltd. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 15, 2011, File No. 001-33147).

10.13	—Settlement and Release Agreement, effective as of June 13, 2011, by and among Trust Venture Company, LLC, Trust Acquisition Company, LLC, Wilmington Trust Company, Constellation Energy Partners LLC, Robinson’s Bend Production II, LLC and Robinson’s Bend Operating II, LLC (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 15, 2011, File No. 001-33147).

+10.14	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Stephen R. Brunner (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.15	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Charles C. Ward (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.16	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Lisa J. Mellencamp (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.17	—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Michael B. Hiney (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.18	—Constellation Energy Partners LLC Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 20, 2006, File No. 001-33147).

+10.19	—Constellation Energy Partners LLC 2009 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the Proxy Statement filed by Constellation Energy Partners LLC on October 22, 2009, File No. 001-33147).

+10.20	—Form of Grant Agreement Relating to Notional Units with DERs—Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 4, 2009, File No. 001-33147).

+10.21	—Form of Grant Agreement Relating to Notional Units with DERs—Independent Managers (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 4, 2009, File No. 001-33147).

+10.22	—Form of Grant Agreement Relating to Restricted Units—Executives (under the 2009 Omnibus Incentive Compensation Plan incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on March 3, 2010, File No. 001-33147).

+10.23	—Form of Amended and Restated Grant Agreement Relating to Unit-Based Awards—Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on August 5, 2011, File No. 001-33147).

+10.24	—Amendment to Amended and Restated Grant Agreement Relating to Unit-Based Awards-Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on May 10, 2012, File No. 001-33147).

+10.25	—Form of Grant Agreement Relating to Restricted Units—Independent Managers (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by Constellation Energy Partners LLC on February 25, 2010, File No. 001-33147).

Exhibit Number	Description

+10.26	—Form of Grant Agreement Relating to 2012 Performance Award—Executives (Units) (under the 2009 Omnibus Incentive Corporation Plan) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 5, 2012, File No. 001-33147).

+10.27	—Form of Grant Agreement Relating to 2012 Performance Award—Executives (Cash) (under the 2009 Omnibus Incentive Corporation Plan) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on June 5, 2012, File No. 001-33147).

+10.28	—Amendment to Grant Agreement Relating to 2012 Performance Award – Executives (Units) (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on August 9, 2012, File No. 001-33147).

10.29	—Third Amendment to Amended and Restated Credit Agreement dated as of February 8, 2013, among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2013, File No. 001-33147).

*10.30	—Fourth Amendment to Amended and Restated Credit Agreement dated as of March 8, 2013, among Constellation Energy Partners LLC, as borrower, The Royal Bank of Scotland plc, as administrative agent, and the lenders party thereto.

Exhibit Number	Description

*12.1	—Computation of Ratio of Earnings to Fixed Charges.

*21.1	—List of subsidiaries of Constellation Energy Partners LLC.

*23.1	—Consent of PricewaterhouseCoopers LLP.

*23.2	—Consent of Netherland, Sewell & Associates, Inc.

*31.1	—Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	—Report of Netherland, Sewell & Associates, Inc.

*99.2	—Unaudited pro forma condensed consolidated financial information.

**101.INS—	XRBL Instance Document

**101.SCH—	XRBL Schema Document

**101.CAL—	XRBL Calculation Linkbase Document

**101.LAB—	XRBL Label Linkbase Document

**101.PRE—	XRBL Presentation Linkbase Document

**101.DEF —	XRBL Definition Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.