Form 10-K/A
period 2012-12-31
Constellation Energy Partners LLC
filed 2013-04-18
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Common Units outstanding on April 15, 2013: 23,740,728 common units.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Constellation Energy Partners LLC (“CEP” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”), originally filed with the Securities and Exchange Commission on March 11, 2013, is being filed solely to furnish the information in Part III, Item 10, Item 11, Item 12, Item 13, and Item 14, which are being provided because CEP’s definitive proxy statement has not yet been finalized.

No other changes have been made to the Form 10-K other than furnishing the Part III items described above. This Amendment No. 1 does not reflect subsequent events occurring after March 11, 2013, the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

PART III

Item 10. Managers, Executive Officers and Corporate Governance

The following table shows information for members of our board of managers and our executive officers as of April 15, 2013. Members of our board of managers are elected for one–year terms, and our executive officers will hold office at the discretion of, and may be removed by, our board of managers.

Name	Age	Position with Constellation Energy Partners LLC
Richard H. Bachmann	60	Independent manager
Stephen R. Brunner	54	Chief Executive Officer, Chief Operating Officer and President
John R. Collins	55	Manager
Elizabeth A. Evans	45	Vice President of Land, General Counsel and Corporate Secretary
Michael B. Hiney	44	Chief Accounting Officer and Controller
Richard S. Langdon	62	Independent manager
Gary M. Pittman	49	Manager
John N. Seitz	60	Independent manager
Charles C. Ward	52	Chief Financial Officer and Treasurer

Richard H. Bachmann has been an independent member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chair of our conflicts committee since November 2006. Mr. Bachmann joined the general partner (the “General Partner”) of Enterprise Products Partners L.P. (“Enterprise”) and Enterprise Products Company, a privately-held affiliate of Enterprise, as Executive Vice President, Chief Legal Officer and Secretary in January 1999. Mr. Bachmann resigned such positions in November 2010. Also since January 1999, Mr. Bachmann has served as a Director of Enterprise Products Company. He previously served as a Director of the General Partner from June 2000 to January 2004 and was re-elected and continued as a Director of the General Partner from February 2006 until April 2010. Mr. Bachmann was elected Group Vice Chairman, Chief Legal Officer and Secretary of Enterprise Products Company in December 2007. Since April 2010, Mr. Bachmann has been and continues as the President and Chief Executive Officer of Enterprise Products Company. From August 2005 until April 2010, Mr. Bachmann served as Executive Vice President, Chief Legal Officer and Secretary of EPE Holdings LLC, the sole general partner of Enterprise GP Holdings L.P., a publicly-traded partnership and an affiliate of Enterprise. Mr. Bachmann was also elected a Director of EPE Holdings in February 2006. In April 2010, Mr. Bachmann resigned his positions as Chief Legal Officer and Secretary of EPE Holdings LLC, but remained as a director and an Executive Vice President of that company until its merger with and into a subsidiary of Enterprise. After the merger in November 2010, Mr. Bachmann was elected a director of the post-merger general partner of Enterprise. In October 2006, Mr. Bachmann was elected President, Chief Executive Officer and a Director of DEP Holdings LLC, the sole general partner of Duncan Energy Partners L.P., a publicly-traded partnership, but resigned those positions in April 2010 to devote more time to his position at Enterprise Products Company. All of the foregoing entities perform various transportation and other services to the energy and petrochemical industries. Prior to joining Enterprise Products Company in 1999, Mr. Bachmann served as a Partner in the law firms of Snell & Smith P.C. from 1993 to 1998 and Butler & Binion from 1988 to 1993.

Stephen R. Brunner has served as our President and Chief Executive Officer since March 2008 and our Chief Operating Officer since February 2008. He has also served as a member of our board of managers from December 2008 until August 2011. Mr. Brunner also served as Vice President for Constellation Energy Commodities Group, Inc. (“CCG”) from February 2008 to January 2009. From 2001 until November 2007, Mr. Brunner served as Executive Vice President, Operations of Pogo Producing Company, an oil and gas exploration company.

John R. Collins has been a member of our board of managers since November 2006. Since August 2011, Mr. Collins has served as the Chief Financial Officer of Enduring Hydro LLC, a privately held company which provides strategic advice on and investments in hydroelectric and other clean energy generation. Mr. Collins served as Senior Vice President of Constellation Energy Group, Inc., or Constellation, from October 2008 to December 2010. Prior to that, Mr. Collins was the Chief Financial Officer of Constellation from May 2007 to October 2008 and a member of Constellation’s Executive Committee, a Senior Vice President of Constellation from January 2004 to July 2007 and Constellation’s Chief Risk Officer from December 2001 to January 2008. Mr. Collins was also Managing Director-Finance and Treasurer of Constellation Power Source Holdings, Inc. from January 2000 to December 2001. From February 1997 to December 2001, Mr. Collins served as the senior financial officer of Constellation Energy Commodities Group, Inc., or CCG, a subsidiary of Constellation. Mr. Collins is the former Chairman of the Board of the Committee of Chief Risk Officers, an energy industry association of risk management professionals.

Michael B. Hiney has served as our Chief Accounting Officer since March 2008. He also served as a Vice President of CCG from July 2006 until December 2008 where he served as Controller for Constellation Energy Partners. During the 16 years prior to that time, he held various positions at El Paso Exploration and Production Company, including Director and Assistant Controller from 2004 to June 2006.

Richard S. Langdon has been an independent member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chair of our audit committee since November 2006. Mr. Langdon has served as the chairman of our board of managers since October 2011. Mr. Langdon is also currently the President, Chief Executive Officer and Chairman of KMD Operating Company LLC (“KMD Operating”), a position held since November 2011, and President and Chief Executive Officer of Sigma Energy Ventures, LLC (a position held since November 2007), each of which is a privately held exploration and production company. Mr. Langdon was the President and Chief Executive Officer of Matris Exploration Company L.P., a privately held exploration and production company (“Matris Exploration”), from July 2004 and Executive Vice President and Chief Operating Officer of KMD Operating from August 2009 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011. From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company. Mr. Langdon also serves as a Director of Gasco Energy, Inc., a publicly traded exploration and production company.

Gary M. Pittman has been a member of our board of managers since August 2012. Mr. Pittman has been a private investor for more than fifteen years. From 1987 to 1995, Mr. Pittman was Vice President of The Energy Recovery Fund, a $180 million private equity fund focused on oil and natural gas production and the oil services industry. He has served as a member of the Board of Directors of Geokinetics, Inc., a publicly traded international land and shallow water seismic acquisition and processing company, since March 2006 and is currently the chair of its governance and nominating committee. From March 2010 to May 2011, Mr. Pittman served as a director and the chairman of the board of PostRock, a publicly traded natural gas exploration and production and interstate pipeline company. Mr. Pittman also served as a director and the chairman of the board of Quest Energy Partners, L.P., a publicly traded exploration and production master limited partnership, from October 2007 to March 2010, and as a director and chairman of the compensation and audit committees of Flotek Industries, Inc., a publicly traded oilfield service company, from September 1997 to May 2009.

Elizabeth A. Evans has served as our Vice President of Land, General Counsel and Corporate Secretary since February 2013. Since joining the Company in October 2009, she has held various positions, including most recently as Associate General Counsel and Land Manager. Prior to that time, she served as a Senior Counsel for CCG from August 2005 until June 2009. Prior to joining CCG, she held various legal positions at Anadarko Petroleum Corporation and El Paso Corporation.

John N. Seitz has been an independent member of our board of managers and our audit, compensation, conflicts, and nominating and governance committees and chair of our compensation and nominating and governance committees since November 2006. Mr. Seitz is also currently Vice Chairman of the Board of Directors of Endeavour International Corporation, a publicly traded oil and gas exploration and production company which he founded in February 2004. Prior to founding Endeavour International Corporation, Mr. Seitz served as Chief Executive Officer, President and Chief Operating Officer of Anadarko Petroleum Corporation from January 2002 to March 2003, and prior to being named Chief Executive Officer, President and Chief Operating Officer, Mr. Seitz was the Chief Operating Officer and President of Anadarko Petroleum Corporation beginning in 1999. Mr. Seitz also served as Anadarko Petroleum Corporation’s Executive Vice President, Exploration and Production and as a member of its Board of Directors from 1997 to 1999. Mr. Seitz also serves as a Director for ION Geophysical Corporation, f/k/a Input Output, Inc., a publicly traded provider of seismic products and services, and as a Director of Gulf United Energy, Inc., a publicly traded energy company with interests in international oil and natural gas properties.

Charles C. Ward has served as our Chief Financial Officer and Treasurer since March 2008. Mr. Ward also served as a Vice President of CCG from November 2005 until December 2008. Prior to that time, he was a Vice President of Enron North America Corp. from March 2002 to November 2005.

Qualifications of Board of Managers

CEPM appoints two Class A managers and our Class B unitholders elect three Class B managers to our board of managers. Some of the key criteria for serving on our board of managers as a Class B manager include independence from PostRock and Exelon Corporation (NYSE: EXC) (“Exelon”), experience in the E&P industry, familiarity with master limited partnerships, and corporate governance, financial, or other management experience. Our Class B managers, and the specific experience, qualifications, attributes and skills that led the board to conclude that they should serve as managers, are:

•

Mr. Seitz brings to our board significant managerial and operational experience in the oil and gas industry. He is the current vice chairman of Endeavor International Corporation, a publicly traded oil and gas exploration company, and has served as the chief executive officer of Anadarko Petroleum, one of the largest independent oil and gas companies in North America. His specialized technical experience in the oil and gas industry adds significant value to the board’s contribution to our performance. He also has prior public company board experience, which is beneficial for the operations of our board, and currently serves as a director of ION Geophysical Corporation, a publicly traded provider of seismic services to the E&P industry, and as a director of Gulf United Energy, Inc., a publicly traded independent energy company with interests in international oil and natural gas properties. Mr. Seitz is independent of PostRock and Exelon.

•

Mr. Langdon brings to our board considerable financial and managerial experience in the energy industry as well as his entrepreneurial abilities, which are valuable to a small growing company such as us. He has served as the chief financial officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He is also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and currently serves as the chairman of the audit committee of Gasco Energy, Inc., a publicly traded exploration and production company. Mr. Langdon is independent of PostRock and Exelon.

•

Mr. Bachmann brings to our board significant experience in the master limited publicly traded partnership sector and extensive legal and corporate governance skills. Mr. Bachmann has had a long-time affiliation with the Enterprise family of master limited partnerships, a large and successful group of energy-focused master limited partnerships. He has served in key leadership roles for Enterprise and its affiliates, including chief legal officer, director, president and chief executive officer. His experiences with Enterprise contribute to our board’s understanding of the business model for master limited partnerships. His experience and knowledge of legal affairs and corporate governance in the energy industry contributes to the efficiency and effectiveness of our board. Mr. Bachmann is independent of PostRock and Exelon.

CEPM has appointed Messrs. Collins and Pittman as our two Class A managers to represent its interests on our board. Our Class A managers, and the specific experience, qualifications, attributes and skills that led CEPM and the board to conclude that they should serve as managers, are:

•

Mr. Collins brings to our board his substantial experiences in risk management, finance and investor relations. He was a long-time Constellation employee who has held various executive-level positions with the diversified energy firm, including leadership roles in finance and risk management. He has valuable historical perspectives on our growth and operations. He contributes cross-industry experience and depth of knowledge of finance, risk management, and corporate processes which offers our board important insights into the role of finance and risk management in our business and strategy. He adds value to the board oversight role of investor communications and has previously served as the chairman of our board of managers. He acts as a liaison with PostRock and ensures our board has continuing dialogue with our largest unitholder.

•

Mr. Pittman brings to our board his energy industry and public company board expertise, with over twenty-five years of public company board and committee experience. He has served as non-executive chairman of two public energy companies, including a master limited partnership, and has chaired audit, compensation and governance committees for public companies since the mid-1990s. Mr. Pittman’s background in private equity and investment banking provides our board unique insights and valuable skills in evaluating the financial, strategic and operational implications of potential transactions, while his experience as a private investor and financial advisor will aid our board in evaluating such transactions from an investor’s perspective. Mr. Pittman was recently appointed to our board by PostRock and will act as a liaison with PostRock to ensure our board has continuing dialogue with our largest unitholder.

Since our initial public offering, all of our Class B managers have been reelected by our unitholders. CEPM elects its Class A managers concurrent with our annual meeting.

Corporate Governance

Board Leadership Structure and Risk Oversight

Our board has three independent members as Class B managers and two managers appointed by CEPM as Class A managers. Our independent board members are currently serving or have served as members of senior management of other public companies and have served as managers or directors of other public companies. We have four board committees comprised solely of independent managers, with each of these committees having an independent manager serving as chair of the committee. We believe that the number of independent, experienced managers that make up our board benefits our Company and our unitholders.

Under our operating agreement and corporate governance guidelines, the chairman of the board is responsible for:

•	chairing board meetings;

•	scheduling and setting the agendas for these meetings and

•	providing information to board members in advance of each board meeting.

In addition, the board of managers has designated the chairman of the nominating and corporate governance committee, John N. Seitz, to act as “Lead Manager.” The Lead Manager has the following duties and authority:

•	presiding at all board meetings where the Chairman of the board of managers is not present;

•	serving as a liaison between the Chairman of the board of managers and the independent managers;

•	approving information sent to the board and agendas and meeting schedules for board meetings;

•	calling meetings of the non-management managers;

•	ensuring his availability for direct consultation upon request of a major unitholder;

•	chairing the executive session of non-management managers; and

•	serving as a contact for unitholder complaints, other than those involving auditing/accounting matters.

Interested parties may communicate directly with Mr. Seitz in his capacity as Lead Manager by writing to the Secretary, Constellation Energy Partners LLC, 1801 Main Street, Suite 1300, Houston, Texas 77002.

In accordance with NYSE MKT requirements, our audit committee charter provides that the audit committee is responsible for overseeing the risk management function in the Company. While the audit committee has primary responsibility for overseeing risk management, our entire board of managers is actively involved in overseeing risk management for the Company. For example, on at least a quarterly basis, our audit committee and our full board receive a risk management report from the company’s chief financial officer. The full board also engages in periodic discussion with other Company officers as the board may deem appropriate. In addition, each of our board committees considers the risks within its area of responsibilities. For example, our compensation committee considers the risks that may be implicated by our executive compensation programs. We believe that the leadership structure of our board supports the board’s effective oversight of our risk management.

On an annual basis, as part of our review of corporate governance, the board evaluates our board leadership structure to ensure that it remains the optimal structure for our Company and our unitholders. We recognize that different board leadership structures may be appropriate for companies with different histories and cultures, as well as companies with varying sizes and performance characteristics. We believe our current leadership structure, under which our chairman of the board and each of the board committees are chaired by independent managers and a Lead Manager assumes specified responsibilities, remains the optimal board leadership structure for our Company and our unitholders at this time.

During 2012, the board of managers met 12 times. Each manager attended at least 75% of the meetings of the board and of each committee on which he served.

The board of managers has adopted a policy that encourages each manager to attend the annual meeting of unitholders. All of the persons then serving as our managers attended the 2012 annual meeting of unitholders.

Committees of the Board of Managers

Audit Committee

As described in the audit committee charter, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants to audit our financial statements, including assessing the independent auditor’s qualifications and independence, and establishes the scope of, and oversees, the annual audit. The committee also approves any other services provided by public accounting firms. The board has delegated to the audit committee the review and approval of our decision to enter into derivative transactions and our exemption from the swap clearing and swap execution requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The audit committee provides assistance to the board in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The audit committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and our board of managers established. In doing so, it will be the responsibility of the audit committee to maintain free and open communication between the committee and our independent auditors, the internal accounting function and management of our Company.

The board of managers has determined that the chairman of the audit committee is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC.

The audit committee held 5 meetings in 2012. Mr. Langdon is chairman, and Messrs. Seitz and Bachmann are members.

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

The compensation committee held 8 meetings in 2012. Mr. Seitz is chairman, and Messrs. Bachmann and Langdon are members.

Conflicts Committee

Our board of managers has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest, including transactions with related persons such as PostRock, Exelon or their affiliates or our managers and executive officers. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to our Company. Our operating agreement provides that members of the conflicts committee may not be officers or employees of our Company, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE MKT and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our Company and approved by all of our unitholders. However, the board is not required by the terms of our operating agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the board determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the board in this manner will be deemed approved by all of our unitholders.

The conflicts committee held 2 meetings in 2012. Mr. Bachmann is chairman, and Messrs. Seitz and Langdon are members.

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

The nominating and governance committee held 4 meetings in 2012. Mr. Seitz is chairman, and Messrs. Bachmann and Langdon are members.

We maintain on our website, www.constellationenergypartners.com, copies of the charters of each of the committees of the board of managers (except the conflicts committee which does not have a charter), as well as copies of our Corporate Governance Guidelines, Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Code of Business Conduct and Ethics. Copies of these documents are also available in print upon request of our Corporate Secretary. The Code of Business Conduct and Ethics provides guidance on a wide range of conduct, conflicts of interest and legal compliance issues for all of our managers, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We will post any amendments to, or waivers of, the Code of Business Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer on our website.

Nominations for Manager

The board of managers seeks diverse candidates who possess the background, skills and expertise to make a significant contribution to the board of managers, us and our unitholders. Annually, the nominating and corporate governance committee reviews the qualifications and backgrounds of the managers, as well as the overall composition of the board of managers, and recommends to the full board of managers the slate of Class B manager candidates to be nominated for election at the next annual meeting of unitholders. The board of managers has adopted a policy whereby the nominating and corporate governance committee will consider the recommendations of unitholders with respect to candidates for election to the board of managers and the process and criteria for such candidates will be the same as those currently used by us for manager candidates recommended by the board of managers or management. During 2013, there were no changes to the procedures for nominating candidates to our board of managers.

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

A unitholder who wishes to recommend to the nominating and corporate governance committee a nominee for manager for the 2013 annual meeting of unitholders should submit the recommendation in writing to the Secretary, Constellation Energy Partners LLC, 1801 Main Street, Suite 1300, Houston, Texas 77002 so it is received by July 28, 2013 but not earlier than June 28, 2013.

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

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and managers, we believe that during 2012 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner.

Certifications

The NYSE MKT requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE MKT’s corporate governance listing standards, qualifying the certification to the extent necessary. In accordance with the rules of the NYSE MKT, we will provide such a certification within 30 days after our 2013 annual meeting. We filed our 2012 certification with NYSE MKT within 30 days of our 2012 annual meeting. The certifications of our Chief Executive Officer and Chief Financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to our Annual Report on Form 10-K which was filed on March 11, 2013.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis provides a description of the material elements of our executive compensation programs, as well as perspective and context for decisions made during 2012 regarding the compensation for our named executive officers who were employed as of December 31, 2012, and are identified below:

•	Mr. Stephen R. Brunner, Chief Executive Officer, Chief Operating Officer and President

•	Mr. Charles C. Ward, Chief Financial Officer and Treasurer

•	Ms. Lisa J. Mellencamp, General Counsel and Corporate Secretary

•	Mr. Michael B. Hiney, Chief Accounting Officer and Controller

Executive Summary

Our overall compensation structure is designed to align our executives’ compensation with our business strategies and annual business plan that is approved by our board of managers. We maintain a compensation mix that includes a base salary, annual performance-based cash bonus awards, and long-term incentives including unit-based compensation.

During 2012, our Company’s performance achieved the majority of the goals set forth in our 2012 business plan that was approved by our board of managers. We continue to successfully reduce our outstanding debt balance from a high of $220.0 million in 2009 to $84.0 million at December 31, 2012. We have also increased our focus on reducing our structural general and administrative expenses. In early 2012, we set a goal to reduce these expenses by 25% over the next 12 to 18 months while continuing to reduce our outstanding debt and focusing our capital program on oil opportunities in our existing asset base.

We have reduced our total executive compensation expenses by 28% in 2012 as compared to 2011 and our total board of managers’ compensation expenses by 36% in 2012 as compared to 2011. We also have frozen our

2013 executive compensation expenses at the same levels as in 2012 and we have not issued any long-term incentives to our named executive officers or non-employee board members for 2013.

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

In developing our compensation program, we have considered: 1) the positioning of our Company in its life cycle, 2) the current competitive environment for executive, managerial and technical talent in the oil and gas industry, 3) the Company’s operational and financial performance, and 4) the intent to further reduce the Company’s general and administrative expenses and outstanding debt level.

Our compensation policies were also intended to focus the efforts of our named executive officers and our employees on the achievement of our 2012 business plan which included both operational and financial targets. The actual compensation awarded to the executive officers is generally based on the Company’s achievement of its annual business plan that was reviewed and approved by our board of managers as well as each executive officer’s individual contribution toward meeting the plan.

Role of the Compensation Committee, Board of Managers, and Management

Our compensation committee consists of three managers who are all independent under the independence standards established by NYSE MKT and SEC rules. The committee establishes and reviews general policies related to our compensation and benefits, and annually reviews and approves the compensation paid to our executive officers and non-employee managers. The committee also approves the annual performance-based bonus award pool and long-term incentive equity awards for all employees.

Our Chief Executive Officer makes recommendations to the compensation committee regarding the compensation for the executive officers, other than himself. Specific recommendations include base salary adjustments, targets and goals for the annual performance-based bonus plan, and long-term incentive awards. The committee considers these recommendations in developing its own recommendations to our board of managers, which, in its sole discretion, determines compensation actions for the other executive officers. The committee considers and, in its sole discretion, makes the final determination about compensation actions for the Chief Executive Officer.

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

Role of the Compensation Consultant

Our compensation committee is authorized to retain compensation consultants at Company expense and obtain any compensation surveys or reports regarding the design and implementation of compensation programs that it may find necessary in designing, implementing or administering compensation programs. During 2012, the committee retained Meridian Compensation Partners, LLC (“Meridian”). The committee confirmed the retention of Meridian after a review of the independence factors included in the Dodd-Frank Act for compensation consultants and considering Meridian’s independence based on such factors. The amount paid to Meridian in 2012 was less than $50,000, for which Meridian prepared a competitive review of the compensation of our executive officers, advised the compensation committee regarding the design of our incentive plans, and assisted with other related matters.

Benchmarking Compensation

In the fourth quarter of 2011, the compensation committee requested that Meridian conduct a competitive review of the compensation for our named executives. This review was used in determining the 2012 compensation for our named executives. As part of this review, Meridian assessed the overall competitiveness of the compensation of our named executives relative to a peer group of E&P companies selected based on several factors including assets, revenues, reserves, standardized measure, market capitalization, enterprise value, and scope of operations. The resulting peer group used to benchmark compensation for the named executive officers consisted of the following companies:

•	Brigham Exploration Company;

•	Carrizo Oil & Gas, Inc.;

•	Crimson Exploration Inc.;

•	Gastar Exploration Ltd.;

•	GMX Resources Inc.;

•	PetroQuest Energy, Inc.;

•	PostRock Energy Corporation;

•	Rosetta Resources Inc.;

•	Stone Energy Corporation; and

•	Vanguard Natural Resources, LLC.

The compensation committee believed the peer companies provided an overall fit with our geographic footprint and our strategic focus on unconventional natural gas resources.

In the fourth quarter of 2011, the compensation committee requested that Meridian conduct an updated competitive review of the compensation for our named executives. This review was used in determining the 2012 compensation for our named executives. The analysis of base salary, target bonus opportunity, target cash compensation, annualized grant value of long-term incentives, and target total compensation was based on public disclosures from their selected peer group used to benchmark 2011 compensation. The review was based on an assessment of these peer companies and included an analysis of total assets, revenues, standardized measure, reserves, market capitalization, enterprise value, and scope of operations. Meridian determined that no changes to the peer group used for 2011 compensation benchmarking were necessary as the peer group provided an effective working range of competitive compensation information.

The E&P industry surveys and data from Meridian continue to indicate that the compensation levels for our named executive officers have been below median levels of comparable companies since 2009. However, we have not taken actions that would significantly narrow the gap between our compensation levels and the benchmark median. Our fourth quarter 2011 review indicated that the aggregate total compensation for our named executives was 24% below our peer benchmark median levels and was generally aligned with the 25th percentile of peer companies. Our target total cash compensation was also positioned 26% below median levels. Competitive positioning of our targeted long-term incentive award values varied by named executive but in the aggregate was positioned between the 25th percentile and the median of market levels.

As discussed below, the compensation committee increased the 2012 base salaries for our named executive officers by three percent and granted unit-based awards under our 2009 Omnibus Incentive Compensation Plan to our named executive officers. These actions were necessary in order to make our compensation more comparable with market practices and to enable the Company to retain management and operational and technical talent needed to operate the business.

Elements of Compensation

With Meridian’s assistance, we have developed a compensation mix that includes 1) a base salary, 2) annual performance-based cash bonus awards, and 3) long-term incentives including unit-based compensation.

The following is a discussion of the major components of our compensation program.

Base Salary

Our base salaries are intended to provide a market-competitive level of cash compensation to recognize the skills and experience of our named executives. Base salaries are reviewed annually with adjustments made based on market conditions, individual performance, and internal equity considerations.

In light of market conditions and our desire to reduce general and administrative expenses and to provide for additional funds to reduce our outstanding debt level, the compensation committee has maintained the base salaries for our named executive officers somewhat below comparable market levels. For 2012, the compensation committee approved a three percent increase to the base salaries for our named executive officers to improve their overall competitive positioning; specifically, the 2012 base salaries for the named executives were as follows:

•	Mr. Brunner—$339,300

•	Mr. Ward—$254,925

•	Ms. Mellencamp—$226,600

•	Mr. Hiney—$198,275

Following these increases, the base salaries for our named executive officers remain positioned approximately 17% below aggregate benchmark peer group median levels and target total cash compensation (after considering the bonus awards described below) is positioned 10.4% below aggregate benchmark peer group median levels. The benchmark peer group data was provided to the compensation committee by Meridian, the compensation consultant to the committee.

Annual Performance-Based Bonus Awards

We maintain a annual performance-based bonus award program covering all of our employees, including our named executive officers. The goal of our performance-based bonus award program is to motivate and reward both financial and operational contributions for the achievement of our annual business plan. Our annual business plan is reviewed and approved by our board of managers. Our compensation committee establishes the annual performance-based bonus award pool at the end of the year after reviewing the Company’s performance during the year. The target and maximum bonus opportunities specified for our named executive officers were set by the committee and the board of managers based on Meridian’s input and market data. The target bonus opportunities (as a percentage of base salary) were generally set at the median of the respective peer group benchmarks. Target bonus opportunities in 2012 for each of the named executives were specified as a percentage of his or her base salary, pursuant to their employment agreements, as follows:

•	Mr. Brunner—100%

•	Mr. Ward—75%

•	Ms. Mellencamp—65%

•	Mr. Hiney—55%

The target bonus opportunities generally approximated the median of each named executive’s respective peer group benchmark levels and, when applied to base salaries, were intended to target total cash compensation near median peer group benchmark levels. The named executives may earn up to two times their target bonus opportunity based on the Company’s performance. Earned cash performance-based awards are paid in March of the following year. Prior to payment of any awards, the compensation committee is required to review and confirm the Company’s performance against our annual business plan to determine and approve the recommended level of performance-based awards for the Chief Executive Officer. The full board of managers is required to perform the same review to determine and approve the recommended level of performance-based awards for the named executive officers other than our Chief Executive Officer.

For 2012 the compensation committee reviewed the Company’s operational and financial performance and approved the payout of bonus awards at 50% of their target levels for each of our named executive officers who remained employed with the Company as of March 29, 2013, as follows:

•	Mr. Brunner—$169,650

•	Mr. Ward—$95,597

•	Ms. Mellencamp—$0

•	Mr. Hiney—$54,526

These payouts were based on the compensation committee’s and board of managers’ sole discretion and business judgment. The decision was also based upon the achievement of the majority of our 2012 business plan goals, including the Company’s efforts to reduce general and administrative expenses, goals relating to operating expenses, drilling capital efficiency, natural gas and oil production, debt reduction, and the Company’s corporate strategy to reduce its debt level while developing an inventory of oil opportunities in the Cherokee Basin. The compensation committee and the board of managers also considered the individual performance of each named executive. Specific individual performance considerations were as follows:

•

Mr. Brunner—Implementation of our Company strategy, capital efficiency and effectiveness of targeting oil opportunities in the Cherokee Basin, risk management and financial performance, and ability to manage the organization to focus on personnel safety, environmental stewardship and regulatory compliance;

•	Mr. Ward—The continued reduction in the Company’s outstanding debt balance, leadership of the Company’s acquisition and divestiture activities, and execution of our risk management plans;

•	Ms. Mellencamp—No annual performance-based bonus was awarded to Ms. Mellencamp as her employment with the Company ended on January 18, 2013; and

•

Mr. Hiney—Leadership of the Company’s administrative, accounting and tax functions, efforts to consolidate the Company’s accounting outsource providers, and the continued reduction of costs for administrative and overhead functions.

Long-term Incentives

Our long-term incentive program is intended to encourage our named executive officers and other key employees to focus on our long-term performance and to align their interests with the interests of our unitholders. The program also provides an opportunity for increased equity ownership, which fosters retention, and assists in maintaining competitive levels of total compensation. Long-term incentive awards are made pursuant to the 2009 Omnibus Incentive Compensation Plan or the Long-Term Incentive Plan, as applicable. The plans provide for a variety of unit-based and performance-based awards, including unit options, restricted units, unit grants, notional units, unit appreciation rights, performance awards and other unit-based awards. Awards under these plans may be paid in cash, units, or any combinations thereof as determined by the compensation committee.

In 2012, the compensation committee approved grants of performance-based unit and cash awards to each of the named executive officers that would be paid out in 2013 and 2014, based on the achievement of pre-established performance goals which were developed with input from Meridian. These awards were originally intended to be paid in cash but were amended to include a unit-based component to reduce cash compensation expenses for our 2012 performance-based awards and to further align our officers with our unitholder’s interests. Any awards earned would be paid in 2013 and 2014, which encourages the officers to remain with the Company. The target level, performance-based unit and cash awards established for the named executive officers in 2012 were:

•	Mr. Brunner—190,114 units and $500,000 cash

•	Mr. Ward—95,057 units and $250,000 cash

•	Ms. Mellencamp—76,046 units and $200,000 cash

•	Mr. Hiney—38,023 units and $100,000 cash

Unit-Based Awards

The unit-based awards contained threshold and target payout levels. No award payouts were to be made for actual performance below the threshold level. For performance within the target range, award payouts were to be made at 100%. For actual performance between the threshold and target levels, award payouts were to be determined using a linear interpolation. The target awards of these unit-based grants are part of the target-level bonuses of the named executive officers under their employment agreements.

The pre-determined 2012 performance levels required for a unit-based payout on January 2, 2013, were:

Performance Level	Payout %	Natural Gas Production (weighted 50%)	Oil/NGL Production (weighted 50%)
Target	100%	from 11.4 Bcf to 14.0 Bcf*	from 144 Mbbls to 176 Mbbls*
Threshold	50%	at least 10.2 Bcf	at least 128 Mbbls

*	Achievement of the performance metric anywhere within this range was to result in a payout of 100% of the target Class B common units, with a linear interpolation between the threshold performance level and the low end of the target range performance level.

For the year ended December 31, 2012, the Company reported natural gas production of 11.9 Bcf and oil production of 121 Mbbls. As a result, the unit grants earned for the named executive officers based on 2012 performance were as follows:

•	Mr. Brunner—95,057 common units

•	Mr. Ward—47,529 common units

•	Ms. Mellencamp—38,023 common units

•	Mr. Hiney—19,012 common units

The number of target units under these awards was calculated based on the 20-day simple average of the Company’s closing common unit price on NYSE MKT through April 5, 2012, or $2.63.

Cash-Based Awards

Similar to the unit-based awards, the cash-based awards contained threshold, target and maximum payout levels. No award payouts were to be made for actual performance below the threshold level. For performance within the target range, award payouts were to be made at 100%. For actual performance at or above the maximum level, award payouts were to be made at 200%. For actual performance between the threshold and target level and between the target and maximum levels, award payouts were to be determined using a linear interpolation between the low and high ends of the target levels, respectively. The target cash values of the grants are part of the target-level bonuses of the named executive officers under their employment agreements.

The pre-determined 2012 performance levels required for a cash payout on January 2, 2014, were:

Performance Level	Payout %	Natural Gas Production (weighted 50%)	Oil/NGL Production (weighted 50%)
Maximum	200%	at least 15.2 Bcf	at least 192 Mbbls
Target	100%	from 11.4 Bcf to 14.0 Bcf*	from 144 Mbbls to 176 Mbbls*
Threshold	50%	at least 10.2 Bcf	at least 128 Mbbls

*	Achievement of the performance metric anywhere within this range was to result in a payout of 100% of the cash value, with a linear interpolation between the threshold performance level and the low end of the target range performance level and between the high end of the target range performance level and the maximum performance level, respectively.

For the year ended December 31, 2012, the Company reported natural gas production of 11.9 Bcf and oil production of 121 Mbbls. As a result, the cash payouts earned for the named executive officers based on 2012 performance were as follows:

•	Mr. Brunner—$250,000

•	Mr. Ward—$125,000

•	Ms. Mellencamp—$100,000

•	Mr. Hiney—$50,000

Earned awards were 100% vested as of December 31, 2012, and payment of such awards will be made on January 2, 2014, except in the case of death, disability, involuntary termination or certain change of control events, which may accelerate payment.

Company Benefits

Our named executive officers are eligible to participate in Company benefit plans such as medical, dental, life, and disability insurance, 401k and flexible spending accounts on the same terms as all our employees.

Perquisites

We do not provide any perquisites for our named executive officers.

Other Compensation Policies

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

2013 Compensation Actions

During 2013, we have not taken any compensation actions to improve the overall competitive positioning of our named executive officers relative to a benchmark peer group. The base salaries and annual performance-based bonus awards for our named executive officers remain frozen at 2012 levels.

Base Salaries

For 2013, the 2013 base salaries for our named executives who remained employed with the Company are as follows:

•	Mr. Brunner—$339,900

•	Mr. Ward—$254,925

•	Mr. Hiney—$198,275

Annual Performance-Based Bonus Awards

The 2013 annual performance-based target bonus opportunities as a percentage of base salary for each of our named executives who remained employed with the Company are as follows:

•	Mr. Brunner—100%

•	Mr. Ward—75%

•	Mr. Hiney—55%

Long-term Incentives

No long-term incentives, bonus programs or grants under our unit-based compensation programs have been established in 2013 for our named executive officers.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for 2012, 2011 and 2010:

Name and Principal Position	Year	Salary	Cash Bonus(a)	Unit Awards(b)	All Other Compensation(c)	Total
Stephen R. Brunner	2012	$339,900	$169,950	$169,201	$273,637	$952,688
Chief Executive Officer, Chief Operating Officer, and President(d)	2011	$330,000	$429,000	$262,100	$248,095	$1,269,195
	2010	$300,000	$300,000	$808,176	$248,260	$1,656,436

Michael B. Hiney	2012	$198,275	$54,526	$33,841	$61,144	$347,786
Chief Accounting Officer and Controller(d)	2011	$192,500	$137,638	$39,315	$141,904	$511,357
	2010	$175,000	$96,250	$88,396	$141,916	$501,562
Lisa J. Mellencamp	2012	$226,600	$0	$67,681	$115,605	$409,886
General Counsel and Secretary(e)	2011	$220,000	$185,900	$78,630	$165,916	$650,446
	2010	$200,000	$130,000	$202,047	$167,340	$699,387
Charles C. Ward	2012	$254,925	$95,597	$84,602	$143,187	$578,311
Chief Financial Officer and Treasurer(d)	2011	$247,500	$241,313	$91,735	$184,847	$765,395
	2010	$225,000	$168,750	$269,392	$187,015	$850,157

(a)	The amount in this column reflects each named employee’s annual cash incentive bonus earned for 2012, 2011 and 2010 performance. The annual cash incentive bonuses were determined by our compensation committee based on assessments of both Company and individual performance. The amounts for each of Messrs. Brunner, Hiney, and Ward and Ms. Mellencamp were awarded in recognition of the achievement of overall performance at a target level in 2010, at an above target level in 2011, and below target level in 2012.
(b)	The amount in this column reflects the grant date fair value of all unit awards in 2012, 2011, and 2010 calculated in accordance with FASB ASC Topic 718. These unit awards vest between 2013 and 2015. See Part IV. “Exhibits and Financial Statements Schedules—Notes to Consolidated Financial Statements-12. Unit-Based Compensation” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for further information.
(c)	The amount in this column reflects the vested amount of the cash portion of the cash-based performance award earned during 2012, the amount of matching contributions made to each employee under our 401k plan and the cost of life insurance equal to the executive officer’s salary for 2012, 2011, and 2010, and the one-time inducement sign-on bonus during 2011 and 2010. The 2012 cash-based performance award was for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp was $250,000, $125,000, $100,000, and $50,000, respectively. The 401k plan portion for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp was $22,500, $10,479, $15,146 and $17,334, respectively. The cost of life insurance for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp was $1,137, $665, $759, and $852, respectively. The cash portion of the one-time inducement sign-on bonus for Messrs. Brunner, Ward and Hiney and Ms. Mellencamp was $225,000, $168,750, $131,250, and $150,000, respectively.
(d)	Our named executive officers are eligible to participate in Company benefit plans such as medical, dental, life, and disability insurance, 401k and flexible spending accounts on the same terms as all our employees.
(e)	Ms. Mellencamp’s employment with the Company ended on January 18, 2013.

Grants of Plan-Based Awards for 2012

The following table sets forth the grants of performance-based unit awards to our named executive officers for 2012:

			Estimated Cash Payout Under Incentive Plan Award			Estimated Unit Payout Under Incentive Plan Award
Name	Grant Date	Compensation Committee Approval Date(a)	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant date fair value of units (b)
Stephen R. Brunner	6/4/2012	6/4/2012	$250,000	$500,000	$1,000,000	95,057	190,114	190,114	$169,201
Michael B. Hiney	6/4/2012	6/4/2012	$50,000	$100,000	$200,000	19,012	38,023	38,023	$33,841
Lisa J. Mellencamp	6/4/2012	6/4/2012	$100,000	$200,000	$400,000	38,023	76,046	76,046	$67,681
Charles C. Ward	6/4/2012	6/4/2012	$125,000	$250,000	$500,000	47,529	95,057	95,057	$84,602

(a)	These are cash-based and unit-based awards issued under our 2009 Omnibus Incentive Compensation Plan.
(b)	The amount in this column reflects the grant date fair value of the unit awards calculated in accordance with FASB ASC Topic 718. These units were issued January 2, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE MKT at December 31, 2012 for our named executive officers:

	Outstanding Equity Awards at December 31, 2012
Name	Number of Restricted Units Not Vested	Number of Unit- Based Awards Not Vested	Fair Market Value of Units Not Vested	Vesting Dates
Stephen R. Brunner	231,095	—	$272,692	2013
	136,042	—	$160,530	2014
	46,717	—	$55,126	2015
	—	10,000	$5,200	12/31/2013

	413,854	10,000	$493,548
Michael B. Hiney	33,894	—	$39,995	2013
	14,884	—	$17,563	2014
	5,112	—	$6,032	2015
	—	1,500	$780	12/31/2013

	53,890	1,500	$64,370
Lisa J. Mellencamp	72,032	—	$84,998	2013
	34,014	—	$40,137	2014
	11,680	—	$13,782	2015
	—	3,000	$1,560	12/31/2013

	117,726	3,000	$140,477
Charles C. Ward	96,596	—	$113,983	2013
	49,070	—	$57,903	2014
	15,575	—	$18,379	2015
	—	3,500	$1,820	12/31/2013

	161,241	3,500	$192,085

Vested Equity Awards for the Fiscal Year

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on the vesting date for our named executive officers that were realized by each named executive officer in 2012:

	Number of Common Units Acquired on Vesting(a)	Value Realized on Vesting
Stephen R. Brunner	136,038	$310,218
Michael B. Hiney	14,882	$33,936
Lisa J. Mellencamp	34,009	$77,554
Charles C. Ward	49,067	$110,996

(a)	Does not include any long-term equity incentives earned in 2012, which were granted on January 2, 2013.

Employment Agreements

We have entered into definitive employment agreements with each of our named executive officers. Pursuant to the terms of the employment agreements, each named executive officer received compensation with respect to performance for 2012:

Name	Base Salary	Bonus Target	Maximum Bonus	Unit–Based Awards(a)	Cash-Based Performance Award(a)
Stephen R. Brunner.	$339,900	100%	200%	95,057 units	$250,000 cash
Michael B. Hiney	$198,275	55%	80%	19,012 units	$50,000 cash
Lisa J. Mellencamp	$226,600	65%	130%	38,023 units	$100,000 cash
Charles C. Ward	$254,925	75%	150%	47,529 units	$125,000 cash

(a)	Each of our named executive officer’s employment agreement includes the right to participate in the 2009 Omnibus Incentive Compensation Plan. Any annual grants of unit-based compensation under the plan are determined by the compensation committee and the board of managers.

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

The “Special Termination Option” permits each executive to terminate his or her employment at any time within the one-year period following the acquisition by PostRock or its affiliates of at least 49% of our outstanding common units.

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

The initial term of the employment agreements will expire in 2014 unless sooner terminated in accordance with the employment agreement. If the agreements have not otherwise been terminated prior to the expiration of the initial term, the employment agreements will automatically be extended for an additional one-year period unless either party to such employment agreement delivers written notice 180 days prior to the expiration of the initial term. We guaranteed the obligations of CEP Services Company, Inc. under the employment agreements.

Potential Payments Upon Voluntary Termination, Involuntary Termination or Change In Control

As of December 31, 2012, we had employment agreements in place that provide for payments to the named executive officers in connection with certain voluntary or involuntary terminations of the individual or a change in control of the Company. The following table summarizes the value of these provisions of these employment agreements if the named executive officer is entitled to a severance amount because of an involuntary termination (including a resignation by the officer for an event of good reason thereunder) other than during a change of control as of December 31, 2012:

	Severance Amount
Name	Cash Value of Salary and Target Bonuses(a)	Market Value of Units To Be Vested(b)	All Other Compensation(b)	Total Severance
Stephen R. Brunner	$1,769,700	$488,348	$271,543	$2,529,591
Michael B. Hiney	$610,989	$63,590	$57,262	$731,841
Lisa J. Mellencamp	$860,835	$138,917	$121,543	$1,121,295
Charles C. Ward	$1,044,178	$190,264	$146,543	$1,380,985

(a)	The cash value of the salary and target bonuses is based on the named executive officer’s base salary plus the officer’s target annual performance bonus award plus the officer’s long-term target bonus issued under the 2009 Omnibus Incentive Compensation Plan for the year in which the termination occurs multiplied by 1.5.

(b)	The market value of the unit-based awards granted in 2011 is $0 assuming a change of control occurred on December 31, 2012. The company’s unit price closed at $1.18 per unit on the nearest trading date, which is below the minimum price of $3.50 per unit for a cash payout award.
(c)	All Other Compensation represents the value of medical and dental insurance for one year and the value of the 2012 cash-based performance award whose payment would be accelerated from January 2, 2014, to the termination date.

The following table summarizes the value of these provisions of these employment agreements if the named executive officer is entitled to an enhanced severance amount because of an involuntary termination (including a resignation by the officer for an event of good reason thereunder) during a change of control period or the named executive terminates his or her employment within a one year period following the acquisition by PostRock or its affiliates of at least 49% of our outstanding common units as of December 31, 2012:

	Enhanced Severance Amount
Name	Cash Value of Salary and Target Bonuses(a)	Market Value of Units To Be Vested(b)	All Other Compensation(c)	Excise Tax(c)	Total Enhanced Severance
Stephen R. Brunner	$2,609,600	$488,348	$271,543	$—	$3,369,491
Michael B. Hiney	$864,653	$63,590	$57,262	$—	$985,505
Lisa J. Mellencamp	$1,247,780	$138,917	$121,543	$—	$1,508,240
Charles C. Ward	$1,517,238	$190,264	$146,543	$—	$1,854,045

(a)	The cash value of the salary and target bonuses is based on the named executive officer’s base salary plus the officer’s target annual performance bonus award plus the officer’s long-term target bonus issued under the 2009 Omnibus Incentive Compensation Plan for the year in which the termination occurs multiplied by 2.0 plus the value of the long-term target bonus issued under the 2009 Omnibus Incentive Compensation Plan for the year in which the termination occurs.
(b)	The market value of the unit-based awards granted in 2011 is $0 assuming a change of control occurred on December 31, 2012. The company’s unit price closed at $1.18 per unit on the nearest trading date, which is below the minimum price of $3.50 per unit for a cash payout award.
(c)	All Other Compensation represents the value of medical and dental insurance for one year and the value of the 2012 cash-based performance award whose payment would be accelerated from January 2, 2014, to the termination date.
(d)	Excise tax is calculated in accordance with IRS Regulation 1.280G-1 and using 2012 Form W-2 income from CEP Services Company, Inc.

Compensation of Managers

Our board of managers, based on recommendations from our compensation committee, input from Meridian, and a 2007 Towers Perrin report for the compensation committee, approved the following individual non-employee manager annual cash compensation program:

•	$40,000 annual retainer for each manager;

•	the chairman of the board of managers will receive a $50,000 annual retainer and the chairman of the audit committee will receive a $10,000 annual retainer;

•	$2,500 fee for each meeting of the board of managers and each committee meeting attended by a member thereof that occurs on a day when there is no board meeting; and

•	reasonable travel expenses to attend meetings.

Our board of managers, based on recommendations from our compensation committee, input from Meridian, and a 2007 Towers Perrin report for the compensation committee, also approved the following non-employee manager unit-based compensation program:

•

Each non-employee manager will receive an annual restricted common unit award with a value of $75,000, to be granted as of March 1 of each year, such award to have a one-year vesting period and to be forfeited on a pro-rata basis if service as a manager terminates prior to the one-year vesting period. The managers may also elect to pay this award in cash as opposed to granting restricted common units.

The number of any restricted common units granted to each non-employee manager is computed based on the date of the grant as determined by the compensation committee, rounded to the nearest unit. Cash distributions on any restricted common units are made at the time such distributions are made to other holders of common units.

For 2012, due to the limited number of units remaining under our Long-Term Incentive Plan and our 2009 Omnibus Incentive Compensation Plan and in order to reduce the structural general and administrative expenses of the Company, the managers elected to not be paid the $75,000 in restricted common units or in cash on March 1, 2013.

The following table sets forth a summary of the 2012 non-employee manager compensation, as determined by our board of managers:

	Manager Compensation
Name	Fees Earned or Paid in Cash	Unit Awards(a)	All Other Compensation(a)	Total
Richard H. Bachmann	$72,500	$—	$—	$72,500
John R. Collins	$67,500	$—	$—	$67,500
Richard S. Langdon	$132,500	$—	$—	$132,500
Gary M. Pitman(b)	$30,974	$—	$—	$30,974
John N. Seitz	$72,500	$—	$—	$72,500

(a)	No annual restricted common unit award (or cash equivalent) of $75,000 was granted for 2012.
(b)	Mr. Pittman joined the board of managers effective August 30, 2012.

Compensation Committee Interlocks and Insider Participation

During 2012, none of our named executive officers served as a member of the board of directors or compensation committee of any entity that had one or more of its named executive officers serving as a member of our board of managers or compensation committee.

Compensation Committee Report

The compensation committee of the board of managers has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the compensation committee recommended to the board of managers that the Compensation Discussion and Analysis be included in this Form 10-K/A.

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

Percentage of total units beneficially owned is based on 23,740,728 common units and 484,505 Class A units outstanding. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. The address of all of our managers and named executive officers is c/o Constellation Energy Partners LLC, 1801 Main Street, Houston, Texas 77002. Ownership amounts are as of April 15, 2013.

	Common Units Beneficially Owned		Class A Units Beneficially Owned		Percentage of Total Units Beneficially Owned
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Percentage
PostRock Energy Corporation(1)	5,918,894	24.9%	484,505	100%	26.4%
TOTUS s.r.o.(2)	1,195,000	5.0%	—	—	4.9%
Investment Partners Asset Management, Inc.(3)	1,194,193	5.0%	—	—	4.9%
Richmond Hill Investments, LLC(4)	2,179,515	9.2%	—	—	9.1%
Richard H. Bachmann	60,612	*	—	—	*
Stephen R. Brunner	738,007	3.1%	—	—	3.1%
John R. Collins	—	—	—	—	—
Elizabeth A. Evans	20,546	*	—	—	*
Michael B. Hiney	115,247	*	—	—	*
Richard S. Langdon	40,100	*	—	—	*
Lisa J. Mellencamp(5)	193,175	*			*
Gary M. Pittman	—	—	—	—	—
John N. Seitz	51,612	*	—	—	*
Charles C. Ward	328,722	1.4%	—	—	1.4%
All managers and executive officers as a group (10 persons)	1,548,021	6.5%	—	—	6.4%

*	Less than 1%
(1)

Ownership data as reported on Schedule 13D/A filed on September 5, 2012, by Constellation Energy Partners Management, LLC, PostRock Energy Corporation, White Deer Energy L.P., White Deer Energy TE L.P., White Deer Energy FI L.P., Edelman & Guill Energy L.P., Edelman & Guill Energy Ltd., Thomas J. Edelman, and Ben A. Guill. PostRock Energy Corporation, through its direct ownership of Constellation Energy Partners Management, LLC, may be deemed to beneficially own the Class B common units and Class A units held by Constellation Energy Partners Management, LLC. The address of PostRock Energy Corporation and Constellation Energy Partners Management, LLC is 210 Park Avenue, Oklahoma City, Oklahoma 73102. The address of the other entities and persons reported is White Deer Energy L.P., 667 Madison Avenue, 4th fl., New York, NY 10065.

(2)	Ownership data as reported on Schedule 13G filed on September 13, 2011 by Adrian Volosin and TOTUS s.r.o. The filing lists 415,000 Class B common units owned by Adrian Volosin and 780,000 Class B common units owned by TOTUS s.r.o., of which they have the sole voting and dispositive power over. The address of Volosin Adrian and TOTUS s.r.o is Dubovicka Roven 13, Lipany, 08271 Slovak Republic.
(3)	Ownership data as reported on Schedule 13D/A filed January 23, 2013, by Investment Partners Asset Management, Inc. The address of Investment Partners Asset Management, Inc. is One Highland Avenue, Metuchen, New Jersey 08840. The filing lists 268,023 Class B common units that Investment Partners Asset Management, Inc. and 926,170 Class B common units that Investment Partners Asset Management, Inc., has shared voting and dispositive power over.
(4)

Ownership data as reported on Schedule 13G/A filed February 15, 2013, by Richmond Hill Investments, LLC, Richmond Hill Investment Co., LP, Richmond Hill Capital Management, LLC, Richmond Hill Advisors, LLC, and Ryan P. Taylor. The address of the reporting persons is 375 Hudson Street, 12th Floor, New York, New York 10014. The filing lists 2,020,896 Class B common units that Richmond Hill Investments, LLC has sole voting and dispositive power over and 158,619 Class B common units that the other reporting persons have shared voting and dispositive power over.
(5)	Ms. Mellencamp’s employment with the Company ended on January 18, 2013.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our Long-Term Incentive Plan and our 2009 Omnibus Incentive Compensation Plan as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders(a)	—	$—	436,871
Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	436,871

(a)	As of April 15, 2013, the number of securities remaining available for future issuance under our Long-Term Incentive Plan was 102,398 and the number remaining available under our 2009 Omnibus Incentive Plan was 281,252.

Each of the unit-based compensation programs disclosed in the table are further discussed in “Item 11. Executive Compensation-Compensation Discussion and Analysis.”

Item 13. Certain Relationships and Related Transactions, and Manager Independence

Both PostRock and Exelon, through subsidiaries, own a number of our units. As of December 31, 2012, CEPM, a subsidiary of PostRock, owns all of our Class A units and 5,918,894 Class B common units. Constellation Energy Partners Holdings, LLC, or CEPH, a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

As discussed in “Item 10. Managers, Executive Officers and Corporate Governance-Corporate Governance-Committees of the Board of Managers—Conflicts Committee”, either our board of managers or the board’s conflicts committee reviews all related person transactions.

Our board of managers has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest, including transactions with related persons such as PostRock and Exelon, or their affiliates, including CEPM and CEPH. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to our Company. Our operating agreement provides that members of the conflicts committee may not be officers or employees of our Company, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE MKT and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our Company and approved by all of our unitholders. Our board is not required by the terms of our operating agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the board determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the board in this manner will be deemed approved by all of our unitholders. For 2011 and 2012, there were no related party transactions with PostRock, Exelon or their affiliates that were reviewed or required to be reviewed by the conflicts committee.

PostRock as an “Interested Unitholder”

In 2011, PostRock acquired certain of our Class A units and Class B common units in two separate transactions which now represents a 26.4% ownership interest in us as of April 15, 2013. Approval of the purchase of these units was neither required nor given by our board of managers or conflicts committee. We believe PostRock is now an “interested unitholder” under Section 203 of the Delaware General Corporation Law, which is applicable to us pursuant to our operating agreement. Section 203, as it applies to us, prohibits an interested unitholder, defined as a person who owns 15% or more of our outstanding common units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder without the approval of our board of managers and the vote of 66 2/3% of our outstanding Class B common units, excluding those held by the interested unitholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders. In addition to limiting our ability to enter into transactions with PostRock or its affiliates, this provision of our operating agreement could have an anti-takeover effect with respect to transactions not approved in advance by our board of managers, including discouraging takeover attempts that might result in a premium over the market price for our common units. We believe the Section 203 restrictions related to these unit purchases expire in 2014.

Distributions and Payments to PostRock Entities

The following summarizes the distributions and payments made or to be made by us to PostRock and its subsidiaries, including CEPM, in connection with our ongoing operations and any liquidation of us.

Distributions of available cash to CEPM

We generally make any cash distributions 98% to common unitholders, including CEPM, and 2% to CEPM in respect of its Class A units. During 2012 and 2011, CEPM received no distributions on its Class A units or on its Class B common units.

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

Distributions and Payments to Exelon Entities

The following summarizes the distributions and payments made or to be made by us to Exelon and its subsidiaries, including CCG and CEPH, in connection with our ongoing operations and any liquidation of us.

Distributions of Class C management incentive interests to CEPH

CEPH, a subsidiary of Exelon, holds all of our Class C management incentive interests. These management incentive interests represent the right to receive 15% of quarterly distributions of available cash from operating surplus after the Target Distribution (as defined in our operating agreement) has been achieved and certain other tests have been met. None of these applicable tests have yet to be met and CEPH has not been entitled to receive any management incentive interest distributions.

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

Omnibus Agreement

At the closing of our initial public offering in November 2006, we entered into an omnibus agreement with CCG, a subsidiary of Exelon. Under the omnibus agreement, CCG agreed to indemnify us against certain liabilities relating to:

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

We have no outstanding claims under the Omnibus Agreement to CCG as of April 15, 2013.

Trademark License

In connection with our initial public offering, we were granted a limited license to us by Constellation for the use of certain trademarks in connection with our business. The license will terminate upon the elimination of the right of the holder or holders of our Class A units to elect the Class A managers pursuant to our operating agreement. The license did not terminate upon the sale by Constellation of our Class A units to PostRock. Exelon will indemnify us from any third-party claims alleging trademark infringement that may arise out of our use of the Constellation trademarks under the license. No amounts were paid under this agreement during 2012 or 2011.

Board Independence

A majority of our managers are required to be independent in accordance with NYSE MKT listing standards. For a manager to be considered independent, the board of managers must affirmatively determine that such manager has no material relationship with us. When assessing the materiality of a manager’s relationship with us, the board of managers considers the issue from both the standpoint of the manager and from that of persons and organizations with whom or with which the manager has an affiliation. The board of managers has adopted standards to assist it in determining if a manager is independent. A manager will be deemed to have a material relationship with us and will not be deemed to be an independent manager if;

•

the manager has been an employee (other than as an interim executive officer for less than one year), or an immediate family member of the manager has been an executive officer, of us at any time during the past three years:

•

the manager has received, or an immediate family member of the manager has received, more than $120,000 in any twelve-month period in direct compensation from us, other than manager and committee fees or other forms of deferred compensation for priors service (provided such compensation is not contingent in any way on continued service), at any time during the past three years;

•

the manager has been a partner of or employed by, or an immediate family member of the manager has been a partner of or employed by, our internal or external auditor at any time during the past three years;

•

the manager has been employed, or an immediate family member of the manager has been employed, as an executive officer of another company where any of our present executives serve on that company’s compensation committee at any time during the past three years; or

•	the manager has been an executive officer or an employee, or an immediate family member of the manager has been an executive officer, of a company that makes payments to, or receives payments from us.

An “immediate family member” includes a person’s spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone (other than domestic employees) who resides in said person’s home.

The board of managers has determined that each of Messrs. Bachmann, Langdon and Seitz is independent under the NYSE MKT listing standards. In addition, the audit, compensation and nominating and corporate governance committees are composed entirely of independent managers in accordance with NYSE MKT listing standards, SEC requirements and other applicable laws, rules and regulations. Other than as set forth below, there are no transactions, relationships or other arrangements between us and our independent managers that need to be considered under the NYSE MKT listing standards in determining that such managers are independent. We sold natural gas from the Black Warrior Basin to an affiliate of EPCO Inc. in 2011. Mr. Bachman is an executive officer of EPCO Inc. As the sales did not exceed 2% of the consolidated gross revenues of EPCO Inc. at any time during 2011, the board of managers determined that the relationship was immaterial and did not impair Mr. Bachmann’s independence.

Item 14. Principal Accounting Fees and Services

We engaged our principal accountant, PricewaterhouseCoopers LLP, to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2012 and 2011.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended 2012 and 2011 were $804,201 and $583,640, respectively.

Audit-Related Fees. The aggregate audit-related fees billed by PricewaterhouseCoopers LLP for the years ended 2012 and 2011 were none and $8,300, respectively. These fees related to consents for registration statements.

Tax Fees. The aggregate fees related to the preparation of K-1 statements and tax services for the years ended 2012 and 2011 were $381,390 and $449,052, respectively.

All Other Fees. The other fees billed by our principal accountant for the years ended 2012 and 2011 for services other than those described above were none and $23,000, respectively.

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

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: April 18, 2013	By	/S/ STEPHEN R. BRUNNER
Stephen R. Brunner Chief Executive Officer, Chief Operating Officer and President

EXHIBIT INDEX

Exhibit Number	Description

*31.1	—Certification of Chief Executive Officer, Chief Operating Officer, and President of Constellation Energy Partners LLC pursuant to Rule 13a – 14(a).

*31.2	—Certification of Chief Financial Officer and Treasurer of Constellation Energy Partners LLC pursuant to Rule 13a – 14(a).

*	Filed herewith