Form 10-Q
period 2013-03-31
Constellation Energy Partners LLC
filed 2013-05-15
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         ..

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

Common Units outstanding on May 15, 2013: 23,740,728 units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	(In 000’s)
ASSETS
Current assets
Cash and cash equivalents	$9,678	$1,959
Accounts receivable	4,449	5,615
Prepaid expenses	1,146	1,309
Risk management assets (see Note 4)	11,555	17,965
Current assets from discontinued operations	—	1,886

Total current assets	26,828	28,734
Oil and natural gas properties (See Note 6)
Oil and natural gas properties, equipment and facilities	595,024	594,020
Material and supplies	896	771
Less accumulated depreciation, depletion, amortization, and impairments	(479,356)	(474,669)

Net oil and natural gas properties	116,564	120,122
Other assets
Debt issue costs (net of accumulated amortization of $8,379 at March 31, 2013 and $7,775 at December 31, 2012)	564	1,168
Risk management assets (see Note 4)	6,612	7,431
Other non-current assets	4,297	3,194
Long-term assets from discontinued operations	—	67,373

Total assets	$154,865	$228,022

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$51	$480
Accrued liabilities	6,147	7,174
Royalty payable	1,198	1,418
Risk management liabilities (see Note 4)	126	523
Debt	34,000	50,000
Current liabilities from discontinued operations	—	1,578

Total current liabilities	41,522	61,173
Other liabilities
Asset retirement obligation	7,813	7,665
Risk management liabilities (see Note 4)	428	637
Other non-current liabilities	1,952	589
Debt	—	34,000
Other long-term liabilities from discontinued operations	—	7,692

Total other liabilities	10,193	50,583

Total liabilities	51,715	111,756
Commitments and contingencies (See Note 8)
Members’ equity
Class A units, 484,505 and 483,418 units authorized, issued and outstanding, respectively	2,064	2,326
Class B units, 24,124,378 and 24,124,378 units authorized, respectively, and 23,740,728 and 23,687,507 issued and outstanding, respectively	101,086	113,940

Total members’ equity	103,150	116,266

Total liabilities and members’ equity	$154,865	$228,022

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
	2013	2012
	(In 000’s except unit data)
Revenues
Natural gas sales	$1,392	$18,604
Oil and liquids sales	3,708	2,010

Total revenues	5,100	20,614
Expenses:
Operating expenses:
Lease operating expenses	4,236	5,171
Cost of sales	420	385
Production taxes	487	402
General and administrative	4,404	3,836
(Gain) / Loss on sale of assets	(6)	4
Depreciation, depletion and amortization	4,798	2,387
Asset impairments	—	107
Accretion expense	123	114

Total operating expenses	14,462	12,406
Other expenses (income)
Interest expense	1,352	1,619
Other expense (income)	(68)	(97)

Total other expenses / (income)	1,284	1,522

Total expenses	15,746	13,928

Income (loss) from continuing operations	$(10,646)	$6,686

Discontinued operations	$(2,686)	$(801)
Net income (loss)	$(13,332)	$5,885

Change in fair value of commodity hedges	—	23
Cash settlement of commodity hedges	—	(718)

Other comprehensive income (loss)	—	(695)

Comprehensive income (loss)	$(13,332)	$5,190

Earnings (loss) per unit (see Note 2)
Earnings (loss) from continuing operations per unit—Basic	$(0.44)	$0.27
Earnings (loss) from discontinued operations per unit—Basic	$(0.11)	$(0.03)

Net Earnings (loss) per unit—Basic	$(0.55)	$0.24
Units outstanding—Basic	24,250,661	24,186,724
Earnings (loss) from continuing operations per unit—Diluted	$(0.44)	$0.27
Earnings (loss) from discontinued operations per unit—Diluted	$(0.11)	$(0.03)

Net Earnings (loss) per unit—Diluted	$(0.55)	$0.24
Units outstanding—Diluted	24,250,661	24,186,724
Distributions declared and paid per unit	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012
	(In 000’s)
Cash flows from operating activities:
Net income (loss)	$(13,332)	$5,885
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation, depletion and amortization	4,798	2,387
Asset impairments (see Note 6)	—	107
Amortization of debt issuance costs	646	323
Accretion expense	123	114
Equity (earnings) losses in affiliate	(68)	(97)
(Gain) Loss from disposition of property and equipment	(6)	4
Bad debt expense	—	26
(Gain) Loss from mark-to-market activities	6,621	(6,694)
Unit-based compensation programs	401	280
Discontinued operations	2,686	801
Changes in Assets and Liabilities:
Change in net risk management assets and liabilities	—	—
(Increase) decrease in accounts receivable	1,168	767
(Increase) decrease in prepaid expenses	163	140
(Increase) decrease in other assets	(1,149)	(593)
Increase (decrease) in accounts payable	(429)	260
Increase (decrease) in accrued liabilities	(2,060)	(3,400)
Increase (decrease) in royalty payable	(220)	(49)
Increase (decrease) in other liabilities	1,113	140

Net cash provided by (used in) continuing operations	455	401
Net cash provided by (used in) discontinued operations	1,062	961

Net cash provided by operating activities	1,517	1,362

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(130)	—
Development of oil and natural gas properties	(2,353)	(2,722)
Proceeds from sale of assets	58,892	1,438
Distributions from equity affiliate	20	60

Net cash provided by (used in) continuing operations	56,429	(1,224)
Net cash (used in) discontinued operations	—	(7)

Net cash provided by (used in) investing activities	56,429	(1,231)

Cash flows from financing activities:
Members’ distributions	—	—
Proceeds from issuance of debt	194	—
Repayment of debt	(50,194)	—
Units tendered by employees for tax withholdings	(185)	(183)
Debt issue costs	(42)	(3)

Net cash (used in) continuing operations	(50,227)	(186)
Net cash (used in) discontinued operations	—	—

Net cash (used in) financing activities	(50,227)	(186)

Net (decrease) increase in cash and cash equivalents	7,719	(55)
Cash and cash equivalents, beginning of period	1,959	17,176

Cash and cash equivalents, end of period	$9,678	$17,121

Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(1,321)	$1,748
Cash received during the period for interest	$—	$—
Cash paid during the period for interest	$(678)	$(1,116)

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(Unaudited)

	Class A		Class B		Accumulated Other Comprehensive	Total Members’
	Units	Amount	Units	Amount	Income (Loss)	Equity
	( In 000’s, except unit amounts)
Balance, December 31, 2012	483,418	$2,326	23,687,507	$113,940	$—	$116,266
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(2,853)	(4)	(139,810)	(181)	—	(185)
Unit-based compensation programs	3,940	8	193,031	393	—	401
Net income (loss)	—	(266)	—	(13,066)	—	(13,332)

Balance, March 31, 2013	484,505	$2,064	23,740,728	$101,086	$—	$103,150

See accompanying notes to consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements as of March 31, 2013, and for the three month periods ended March 31, 2013, and March 31, 2012, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 11, 2013. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2013 financial statement presentation and to reflect our discontinued operations.

Constellation Energy Partners LLC (“CEP”, “we”, “us”, “our” or the “Company”) was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware. We completed our initial public offering on November 20, 2006, and currently trade on the NYSE MKT LLC (“NYSE MKT”) under the symbol “CEP”. Through subsidiaries, both PostRock Energy Corporation (NASDAQ: PSTR) (“PostRock”) and Exelon Corporation (NYSE: EXC) (“Exelon”), own a portion of our outstanding units. As of March 31, 2013, Constellation Energy Partners Management, LLC (“CEPM”), a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. Constellation Energy Partners Holdings, LLC (“CEPH”), a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

We are currently focused on the development and acquisition of oil and natural gas properties in the Cherokee Basin in Kansas and Oklahoma, the Woodford Shale in Oklahoma, and the Central Kansas Uplift in Kansas.

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

Going Concern

Our accompanying financial statements have been prepared assuming we will continue as a going concern. Our reserve-based credit facility matures on March 31, 2014. As of March 31, 2013, all of our outstanding debt of $34.0 million is reflected as a current liability on our balance sheet. Our ability to continue as a going concern will be dependent upon our ability to refinance our reserve-based credit facility prior to its maturity date. We are working with a group of lenders to refinance our reserve-based credit facility and believe that we will be able to do so, but there is no assurance that we can or will be able to refinance our reserve-based credit facility on terms reasonably acceptable to us or at all. Since there can be no assurance that we will be successful in our efforts to refinance our reserve-based credit facility, this raises substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Earnings per Unit

Basic earnings per unit (“EPU”) are computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. At March 31, 2013, we had 484,505 Class A units and 23,740,728 Class B common units outstanding. Of the Class B common units, 395,448 units are restricted unvested common units granted and outstanding.

The following table presents earnings per common unit amounts:

	Income	Weighted Average Units Outstanding	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2013
Basic EPU:
Income (loss) from continuing operations allocable to unitholders	$(10,646)	24,250,661	$(0.44)
Income (loss) from discontinued operations allocable to unitholders	$(2,686)	—	$(0.11)

Income (loss) allocable to unitholders	$(13,332)	24,250,661	$(0.55)
Diluted EPU:
Income (loss) from continuing operations allocable to unitholders	$(10,646)	24,250,661	$(0.44)
Income (loss) from discontinued operations allocable to unitholders	$(2,686)	—	$(0.11)

Income (loss) allocable to unitholders	$(13,332)	24,250,661	$(0.55)

	Income	Weighted Average Units Outstanding	Per Unit Amount
	(In 000’s except unit data)
For the three months ended March 31, 2012
Basic EPU:
Income (loss) from continuing operations allocable to unitholders	$6,686	24,186,724	$0.27
Income (loss) from discontinued operations allocable to unitholders	$(801)	—	$(0.03)

Income (loss) allocable to unitholders	$5,885	24,186,724	$0.24
Diluted EPU:
Income (loss) from continuing operations allocable to unitholders	$6,686	24,186,724	$0.27
Income (loss) from discontinued operations allocable to unitholders	$(801)	—	$(0.03)

Income (loss) allocable to unitholders	$5,885	24,186,724	$0.24

Cash

All highly liquid investments with original maturities of three months or less are considered cash. Checks-in-transit are included in our consolidated balance sheets as accounts payable or as a reduction of cash, depending on the type of bank account the checks were drawn on. Our checks-in-transit reported in accounts payable were $0.2 million at March 31, 2013, and $0.5 million at December 31, 2012 and our checks-in-transit reported as a reduction of cash were $1.3 million at March 31, 2013, and none at December 31, 2012.

We have established an escrow account for $0.6 million related to a vendor dispute, which is included in other non-current assets in our consolidated balance sheets at March 31, 2013, and December 31, 2012. This amount will remain in the escrow account until the dispute has been resolved. We also have an escrow account for approximately $1.2 million related to the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama, which is included in other non-current assets in our consolidated balance sheets at March 31, 2013. These funds will be held in escrow for a period of twenty-four months pending certain closing conditions.

3. RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosures for financial and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The guidance is effective beginning on or after January 1, 2013, and will primarily impact the disclosures associated with our commodity and interest rate derivatives. Implementation of this guidance did not have any material impact on our consolidated financial position, results of operations or cash flows.

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

4. DERIVATIVE AND FINANCIAL INSTRUMENTS

Mark-to-Market Activities

As of March 31, 2013, we have hedged a portion of our expected natural gas and oil sales from currently producing wells through December 2016 and entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility stemming from changes in the London interbank offered rate (“LIBOR”) on $30.0 million of our outstanding debt for various maturities extending through September 2014. All of our derivatives were accounted for as mark-to-market activities as of March 31, 2013.

For the three months ended March 31, 2013 and 2012, we recognized mark-to-market losses of approximately $9.3 million and mark-to-market gains of approximately $6.6 million, respectively, in connection with our commodity derivatives. For the three months ended March 31, 2013 and 2012, we recognized a mark-to-market gain of approximately $2.7 million and a mark-to-market gain of $0.1 million, respectively, in connection with our interest rate derivatives. At March 31, 2013 and December 31, 2012, the fair value of our derivatives accounted for as mark-to-market activities amounted to a net asset of approximately $17.6 million and $24.2 million, respectively.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At March 31, 2013	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$21,349	$—	$(3,182)	$18,167
Risk management liabilities	$—	$(3,736)	$—	$3,182	$(554)

Total net assets and liabilities	$—	$17,613	$—	$—	$17,613

	Commodity and Interest Rate Derivatives			Netting and Cash Collateral*	Total Net Fair Value
At December 31, 2012	Level 1	Level 2	Level 3
	(In 000’s)
Risk management assets	$—	$31,030	$—	$(5,634)	$25,396
Risk management liabilities	$—	$(6,794)	$—	$5,634	$(1,160)

Total net assets and liabilities	$—	$24,236	$—	$—	$24,236

*	We currently use our reserve-based credit facility to provide credit support for our derivative transactions and therefore we do not post cash collateral with our counterparties. Amounts shown represent the impact of netting assets and liabilities with our counterparties for which the right of offset exists.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions. We classify all of our derivative instruments as “Risk management assets” or “Risk management liabilities” in our Consolidated Balance Sheets.

We use observable market data or information derived from observable market data in order to determine the fair value amounts presented above. We currently use our reserve-based credit facility to provide credit support for our derivative transactions. As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with counterparties. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties. At March 31, 2013, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $0.1 million, of which $0.1 million was reflected as a decrease to our non-cash mark-to-market gain and none was reflected as a reduction to our accumulated other comprehensive income. At March 31, 2012, the impact of non-performance credit risk on the valuation of our net assets from counterparties was $0.8 million, of which $0.6 million was reflected as a decrease to our non-cash mark-to-market gain and $0.2 million was reflected in our accumulated other comprehensive loss.

Fair Value of Financial Instruments

As of March 31, 2013, we have interest rate swaps on $30.0 million of outstanding debt for various maturities extending through September 2014, various commodity swaps for 13,372,676 MMbtu of natural gas production through December 2015, various basis swaps for 8,276,264 MMbtu of natural gas production in the Cherokee Basin through December 2014, and various commodity swaps for 373,681 Bbls of oil production through December 2016. See Note 14 for additional information.

The following represents the fair value for our risk management assets and liabilities, as of March 31, 2013, and December 31, 2012, and the amount of gains and losses recognized at March 31, 2013 and 2012:

	Location of Asset/ (Liability) on Balance Sheet	Fair Value of Asset/ (Liability) on Balance Sheet (in 000’s)
Derivative Type		Quarter Ended March 31, 2013	Year Ended December 31, 2012
Commodity-MTM	Risk management assets-current	$13,150	$19,005
Commodity-MTM	Risk management assets-non-current	8,199	12,025

	Total gross assets	21,349	31,030
Commodity-MTM	Risk management assets-current	(1,595)	(1,040)
Commodity-MTM	Risk management assets-non-current	(603)	(946)
Commodity-MTM	Risk management liabilities-current	(126)	(523)
Commodity-MTM	Risk management liabilities-non-current	(428)	(637)
Interest Rate-MTM	Risk management assets-non-current	(984)	(3,648)

	Total gross liabilities	(3,736)	(6,794)

	Total net assets and liabilities	$17,613	$24,236

		Amount of Gain / (Loss) in Income (in 000’s)
Derivative Type	Location of Gain / (Loss) in Income	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Commodity-MTM-Unrealized	Natural gas sales	$(8,481)	$7,872
Commodity-MTM-Unrealized	Oil and liquids sales	(804)	(1,270)
Commodity-MTM-Realized	Natural gas sales	4,543	5,240
Commodity-MTM-Realized	Oil and liquids sales	162	89
Interest Rate-MTM-Unrealized	Interest expense	2,664	92
Interest Rate-MTM-Realized	Interest expense	(2,709)	(492)

	Total	$(4,625)	$11,531

	Location of Gain /(Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income - Effective
Derivative Type		Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Commodity-Cash Flow	Natural gas sales	$—	$718

	Total	$—	$718

At March 31, 2013, the carrying values of our cash, accounts receivable, other current assets and current liabilities on the Consolidated Balance Sheets approximate fair value because of their short-term nature.

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

Hedge Liquidation and Repositioning

In the first quarter of 2013, we liquidated or repositioned certain of our hedges. In connection with the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama, we liquidated 395,218 Mmbtu of NYMEX swaps in 2013 and 1,634,530 Mmbtu of NYMEX swaps in 2014 at a cost of $0.3 million. In addition, we reduced our outstanding NYMEX swap positions in 2013 by 1,041,814 Mmbtu by executing offsetting trades with our counterparties at a fixed price of $3.662. These transactions ensure that our outstanding derivative positions in future periods are lower than our expected future natural gas production in those periods.

After we reduced our outstanding debt on our reserve based credit facility to $34.0 million, we reduced our outstanding interest rate swaps that fix our LIBOR rate through 2014 to $30 million at a cost of $2.1 million. We also amended a 2014 to 2015 oil trade with one of our hedge counterparties to lower the stated swap price from $98.10 to $93.50, on a total of 58,157 barrels of oil. We received proceeds of approximately $0.2 million upon execution of the amendment. The proceeds were used for working capital purposes.

5. DEBT

Reserve-Based Credit Facility

At March 31, 2013, we had a $350.0 million reserve-based credit facility with The Royal Bank of Scotland plc as administrative agent and a syndicate of lenders. The reserve-based credit facility had a borrowing base of $37.5 million and matures on March 31, 2014. At March 31, 2013, we had $34.0 million in borrowings outstanding, which is reflected as a current liability on our balance sheet. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. The lenders and their percentage commitments in the reserve-based credit facility are The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (“Wells Fargo”) (21.95%), The Bank of Nova Scotia (21.95%), Societe Generale (14.63%), and ING Capital LLC (14.63%).

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

The reserve-based credit facility contains various covenants that limit, among other things, our ability and certain of our subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions. The reserve-based credit facility limits our ability to pay distributions to unitholders and permits us to hedge our projected monthly production and the interest rate on our borrowings.

Debt Issue Costs

During the three months ended March 31, 2013, we accelerated the amortization of approximately $0.3 million in debt issue costs as a result of the third amendment of our reserve-based credit facility which set our borrowing base at $37.5 million. As of March 31, 2013, our unamortized debt issue costs were approximately $0.6 million. These costs are being amortized over the life of our reserve-based credit facility.

Funds Available for Borrowing

As of March 31, 2013 and 2012, we had $34.0 million and $98.4 million, respectively, in outstanding debt under our reserve-based credit facility. As of March 31, 2013, we had $3.5 million in remaining borrowing capacity under our reserve-based credit facility.

Compliance with Debt Covenants

At March 31, 2013, we believe that we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of March 31, 2013, our actual Total Net Debt to actual Adjusted EBITDA ratio was 1.0 to 1.0 as compared with a required ratio of not greater than 3.5 to 1.0, our actual ratio of consolidated current assets to consolidated current liabilities was 2.5 to 1.0 as compared with a required ratio of not less than 1.0 to 1.0, and our actual Adjusted EBITDA to cash interest expense ratio was 7.8 to 1.0 as compared with a required ratio of not less than 2.5 to 1.0.

Extending or Refinancing our Reserve-Based Credit Facility

Our reserve-based credit facility matures on March 31, 2014. To the extent that we do not enter into an agreement to refinance our reserve-based credit facility, the outstanding debt balance at March 31, 2014, will become due and payable. We are currently working with a group of lenders to refinance our reserve-based credit facility. As of March 31, 2013, our outstanding debt was $34.0 million and our borrowing base was $37.5 million.

If we are unable to successfully refinance our reserve-based credit facility and it becomes necessary to reduce debt by amounts that exceed our operating cash flows or our available cash, we could reduce capital expenditures, sell oil and natural gas properties, liquidate in-the-money derivative positions, further reduce operating and administrative costs, or take additional steps to increase liquidity to repay the outstanding balance thereunder.

6. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31, 2013	December 31, 2012
	(In 000’s)
Oil and natural gas properties and related equipment (successful efforts method)
Property (acreage) costs
Proved property	$592,862	$591,889
Unproved property	1,410	1,380

Total property costs	594,272	593,269
Materials and supplies	896	771
Land	752	751

Total	595,920	594,791
Less: Accumulated depreciation, depletion, amortization and impairments	(479,356)	(474,669)

Oil and natural gas properties and equipment, net	$116,564	$120,122

Depletion, depreciation, amortization and impairments consist of the following:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In 000’s)
DD&A of oil and natural gas-related assets	$4,798	$2,387
Asset Impairments	—	107

Total	$4,798	$2,494

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets

In March 2012, we recorded a total non-cash impairment charge of approximately $0.1 million to impair certain of our wells in the Woodford Shale. This impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. This report was based upon future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 2 inputs in the fair value hierarchy. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected oil and natural gas prices and basis differentials, anticipated production declines, and an appropriate discount rate commensurate with the risk of the underlying cash flow estimates for the properties of 10.0%. The impairment was primarily caused by the impact of lower future expected oil and natural gas prices on future expected cash flows during the first quarter of 2012. After the impairments, the remaining net capitalized costs subject to impairment in the Woodford

Shale was approximately $3.6 million. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the risk of lower future oil and natural gas prices. These asset impairments have no impact on our cash flows, liquidity position, or debt covenants.

Asset Sales

In 2013, we sold our Robinson’s Bend Field in the Black Warrior Basin of Alabama for $63.0 million, subject to closing adjustments, and recorded a loss on the sale of approximately $3.1 million. These assets have now been classified as discontinued operations. See Note 13 for additional information.

In the three months ended March 31, 2013, we also sold miscellaneous surplus equipment for less than $0.1 million resulting in an immaterial gain on the asset sale. In the three months ended March 31, 2012, we sold our interests in 14 gross non-operated oil wells in Kansas and Nebraska for approximately $1.4 million in cash, resulting in an immaterial loss on the asset sale.

Useful Lives

Our furniture, fixtures, and equipment are depreciated over a life of one to five years, buildings are depreciated over a life of twenty years, and pipeline and gathering systems are depreciated over a life of twenty-five to forty years.

Exploration and Dry Hole Costs

We had no exploration and dry hole costs in the three months ended March 31, 2013 and 2012, respectively. These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on our unproved properties.

7. RELATED PARTY TRANSACTIONS

Unit Ownership

Both PostRock and Exelon, through subsidiaries, own a portion of our outstanding units. As of March 31, 2013, CEPM, a subsidiary of PostRock, owns all of our Class A units and 5,918,894 of our Class B common units. CEPH, a subsidiary of Exelon, owns all of our Class C management incentive interests and all of our Class D interests.

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

8. COMMITMENTS AND CONTINGENCIES

In the course of our normal business affairs, we are subject to possible loss contingencies arising from federal, state and local environmental, health and safety laws and regulations and third-party litigation and lawsuits. As of March 31, 2013, there were no matters which, in the opinion of management, would have a material adverse effect on the financial position, results of operations or cash flows of CEP, and its subsidiaries, taken as a whole.

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

The following table is a reconciliation of the ARO:

	For the Quarter Ended March 31, 2013	For the Year Ended December 31, 2012
	(In 000’s)
Asset retirement obligation, beginning balance	$7,665	$7,052
Liabilities incurred	28	162
Liabilities settled	(3)	(8)
Revisions to prior estimates	—	—
Accretion expense	123	459

Asset retirement obligation, ending balance	$7,813	$7,665

Additional asset retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligations. At March 31, 2013, and December 31, 2012, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.

10. COMPENSATION

We recognized approximately $0.4 million and $0.3 million of non-cash compensation expense related to our unit-based compensation plans in the three months ended March 31, 2013, and March 31, 2012, respectively. As of March 31, 2013, we had approximately $1.1 million in unrecognized compensation expense related to our unit-based non-cash compensation plans expected to be recognized through the first quarter of 2015.

In the three months ended March 31, 2013, we incurred one-time severance costs of approximately $0.8 million. This one-time charge was reflected as general and administrative expenses and was composed of approximately $0.7 million in cash compensation expense and approximately $0.1 million in non-cash compensation expense related to accelerated vesting under our unit-based compensation plans.

11. DISTRIBUTIONS TO UNITHOLDERS

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For each of the quarterly periods since June 2009, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions. See Note 14 for additional information.

12. MEMBERS’ EQUITY

2013 Equity

At March 31, 2013, we had 484,505 Class A units and 23,740,728 Class B common units outstanding, which included 44,644 unvested restricted common units issued under our Long-Term Incentive Plan and 350,804 unvested restricted common units issued under our 2009 Omnibus Incentive Compensation Plan.

At March 31, 2013, we had granted 347,602 common units of the 450,000 common units available under our Long-Term Incentive Plan. Of these grants, 302,958 have vested.

At March 31, 2013, we had granted 1,368,748 common units of the 1,650,000 common units available under our 2009 Omnibus Incentive Compensation Plan. Of these grants, 1,017,944 have vested.

For the three months ended March 31, 2013, 139,810 common units have been tendered by our employees for tax withholding purposes. These units, costing approximately $0.2 million, have been returned to their respective plan and are available for future grants.

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

13. DISCONTINUED OPERATIONS

On January 31, 2013, our Board of Managers authorized the sale of the two entities that own all our natural gas properties and inventory in the Robinson’s Bend Field in the Black Warrior Basin of Alabama for $63.0 million, subject to closing adjustments. On February 28, 2013, we sold all of our operations in Alabama, including our interests in 596 operated natural gas wells and all of our inventory and equipment and received approximately $60.0 million in net cash proceeds from the buyer, subject to additional post-closing working capital and other customary adjustments. Of this amount, approximately $1.2 million will be held in escrow for a period of twenty-four months pending certain closing conditions and $50.0 million was used to reduce our outstanding debt under our reserve-based credit facility.

During the three months ended March 31, 2013, our discontinued operations had a net loss of $2.7 million consisting of revenues of $2.3 million, expenses of $1.9 million, and a loss on sale of $3.1 million. During the three ended March 31, 2012, our discontinued operations had a net loss of $0.8 million consisting of revenues of $3.1 million and expenses of $3.9 million. At December 31, 2012, our discontinued operations had current assets of $1.9 million, long-term assets of $67.4 million, current liabilities of $1.6 million, and long-term liabilities of $7.7 million. The current assets primarily represented accounts receivable for natural gas sales and the current liabilities primarily represented accounts payable and accrued liabilities. Long-term assets represented natural properties, equipment and facilities and the long-term liabilities represented asset retirement obligations.

14. SUBSEQUENT EVENTS

The following subsequent events have occurred between March 31, 2013, and May 15, 2013:

Distribution

Our board of managers has suspended the quarterly distribution to our unitholders for the quarter ended March 31, 2013, which continues the suspension we first announced in June 2009.

Derivative and Financial Instruments

On May 13, 2013, we entered into additional NYMEX swaps related to our expected natural gas production in 2015 and 2016. In 2015, we increased our outstanding NYMEX swap positions by 1,990,629 MMbtu at $4.25 per MMbtu. In 2016, we entered into new positions for 1,686,330 MMbtu at $4.31 per MMbtu.

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

How We Evaluate our Operations

Non-GAAP Financial Measure—Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted by:

•	depreciation, depletion and amortization;

•	write-off of deferred financing fees;

•	asset impairments;

•	(gain) loss on sale of assets;

•	accretion expense;

•	exploration costs;

•	(gain) loss from equity investment;

•	unit based compensation programs;

•	(gain) loss from mark to market activities;

•	gains (losses) on discontinued operations; and

•	interest (income) expense, net which includes:

•	interest expense

•	interest expense gain/(loss) mark-to-market activities

•	interest (income)

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In 000’s)
Net income (loss)	$(13,332)	$5,885
Adjusted by:
Interest expense/(income), net	1,352	1,619
Depreciation, depletion and amortization	4,798	2,387
Asset impairments	—	107
Accretion expense	123	114
(Gain)/Loss on sale of assets	(6)	4
Unit-based compensation programs	401	280
(Gain)/Loss on mark-to-market activities	9,285	(6,602)
Discontinued operations	2,686	801

Adjusted EBITDA	$5,307	$4,595

Our Adjusted EBITDA from our continuing operations in the Cherokee Basin was $5.3 million for the three months ended March 31, 2013, higher than our Adjusted EBITDA of $4.6 million in the same period in 2012. Half of this increase of $0.7 million is a result of higher oil and natural gas sales primarily as a result of increased oil production and half of the increase is a result of lower cash operating expenses.

Some key highlights of our business activities though May 15, 2013 were:

•	We have reduced our outstanding debt by 84.6% from a high of $220.0 million in 2009 to $34.0 million.

•	We sold all of our natural gas properties in the Robinson’s Bend Field in the Black Warrior Basin of Alabama in February 2013.

•

We have implemented strategies to reduce our general and administrative expenses and our lease operating expenses going forward. In the first quarter of 2013, we incurred a one-time general and administrative charge of approximately $0.8 million associated with severance costs. Excluding this one-time charge and non-cash unit-based compensation costs, our first quarter 2013 cash general and administrative expenses and lease operating expenses decreased by 13.5% as compared to these cash operating expenses in the first quarter of 2012.

•

Our successful capital expenditure programs have continued to expand our oil production. Our first quarter 2013 oil production has increased by 64.8% over our oil production in the first quarter of 2012. Oil revenues accounted for 44.9% of our total unhedged revenue stream in 2013.

In 2013, we intend to continue focusing our efforts on developing oil opportunities on our existing properties in the Mid-continent region while pursuing opportunities to acquire additional properties in our operating area or merger and acquisition opportunities. Our current 2013 capital budget is expected to be between $19.0 million and $21.0 million and will focus on higher return oil opportunities and capital efficient recompletions. We anticipate that our 2013 capital expenditures could allow us to maintain our 2013 production at slightly below the same level as in 2012. We intend to manage our business to operate within the cash flows that are generated by our existing asset base.

Significant Operational Factors

•

Realized Prices. Our average realized price for the three months ended March 31, 2013, was $7.16 per Mcfe including hedge settlements and $4.82 per Mcfe excluding hedge settlements. After deducting the cost of sales associated with our third party gathering, our average realized prices were $6.95 per Mcfe including hedge settlements and $4.61 per Mcfe excluding hedge settlements.

•

Production. Our production for the three months ended March 31, 2013, was 2.0 Bcfe, or an average of 22,333 Mcfe per day, compared with approximately 2.1 Bcfe, or an average of 23,319 Mcfe per day, for the three months ended March 31, 2012. This 2013 production is lower than the production for the same period in 2012 because of the natural production declines associated with our existing natural gas wells not being fully offset by the impact of our drilling programs which were limited so that our operating cash flows could be used to reduce our outstanding debt level.

•

Capital Expenditures and Drilling Results. During the first three months of 2013, we spent approximately $2.5 million in cash capital expenditures, consisting of $2.4 million in development expenditures focused on oil completions in the Cherokee Basin and $0.1 million to acquire certain additional natural gas wells in the Cherokee Basin. We have completed 12 net wells and 5 net recompletions during the three months ended March 31, 2013 and have 4 net wells and net recompletions in progress at March 31, 2013. During the fourth quarter of 2012 and the first quarter of 2013, we successfully completed substantially all of the remaining net wells and net recompletions from our 2012 capital program, and our first quarter 2013 daily average net oil production has increased to 533 barrels from our average daily production of 272 barrels for the third quarter of 2012 and 396 barrels for the fourth quarter of 2012.

•

Hedging Activities. All of our commodity and interest rate derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2013, the unrealized non-cash mark-to-market loss for our commodity derivatives was approximately $9.3 million as compared to an unrealized non-cash mark-to-market gain of $6.6 million for the same period in 2012.

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

•

Debt Reduction. We have reduced our outstanding debt from a high of $220.0 million in 2009 to $34.0 million or by 84.5%. Our reserve-based credit facility must be refinanced prior to its maturity on March 31, 2014. At May 15, 2013, we had $34.0 million in outstanding debt, which is reflected as a current liability on our balance sheet. After consideration of our current cash balance of approximately $10.9 million, we have $23.1 million of current net debt.

•

Operating Expense Reductions. We have implemented strategies to reduce our structural general and administrative expenses by 25% over the next 12 months and to further reduce our lease operating expenses. These strategies include: reducing headcount in Houston and Oklahoma, closing our technical office in Tulsa, Oklahoma, closing our field office in Dewey, Oklahoma, lowering our annual bonus expense by 50%, reducing executive and board compensation expenses, reducing medical and dental plan expenses by changing providers, reducing the employer match for our 401K program, releasing our strategic advisor, changing certain other professional services providers, terminating our outsource support services agreement for revenue accounting services, and reducing overtime expenses.

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated:

	For the three months ended	For the three months ended	2013 Vs 2012 Variance
	March 31, 2013	March 31, 2012	$	%
Revenues:
Natural gas sales	$8,935	$9,794	$(859)	(8.8)%
Oil and liquids sales	4,512	3,280	1,232	37.6%
Gain / (loss) from mark-to-market activities	(9,285)	6,602	(15,887)	(240.6)%
Other natural gas sales	938	938	—	—

Total revenues	5,100	20,614	(15,514)	(75.3)%

Operating expenses:
Lease operating expenses	4,236	5,171	(935)	(18.1)%
Cost of sales	420	385	35	9.1%
Production taxes	487	402	85	21.1%
General and administrative	4,404	3,836	568	14.8%
(Gain) /loss on sale of assets	(6)	4	(10)	(250.0)%
Depreciation, depletion and amortization	4,798	2,387	2,411	101.0%
Asset impairments	—	107	(107)	—
Accretion expenses	123	114	9	7.9%

Total operating expenses	14,462	12,406	2,056	16.6%
Other expenses (income):
Interest expense	4,016	1,711	2,305	134.7%
Interest expense (Gain)/loss from mark-to-market activities	(2,664)	(92)	(2,572)	2,795.7%
Other (income) expense	(68)	(97)	29	(29.9)%

Total other expenses (income)	1,284	1,522	(238)	(15.6)%

	For the three months ended	For the three months ended	2013 Vs 2012 Variance
	March 31, 2013	March 31, 2012	$	%
Total expenses	15,746	13,928	1,818	13.1%
Discontinued operations	(2,686)	(801)	(1,885)	235.3%

Net income (loss)	$(13,332)	$5,885	$(19,217)	(326.5)%

Net production:
Natural gas production (MMcf)	1,723	1,945	(222)	(11.4)%
Oil and liquids production (MBbl)	48	29	19	65.5%
Total production (MMcfe)	2,010	2,122	(112)	(5.3)%
Average daily production (Mcfe/d)	22,333	23,319	(986)	(4.2)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$5.73	$5.52	$0.21	3.8%
Natural gas price per Mcf without hedge settlements	$3.09	$2.45	$0.64	26.1%
Oil and liquids price per Bbl with hedge settlements	$94.00	$113.10	$(19.10)	(16.9)%
Oil and liquids price per Bbl without hedge settlements	$90.65	$110.03	$(19.38)	(17.6)%
Total price per Mcfe with hedge settlements	$7.16	$6.60	$0.56	8.5%
Total price per Mcfe without hedge settlements	$4.82	$3.75	$1.07	28.5%
Average unit costs per Mcfe:
Field operating expenses (a)	$2.35	$2.63	$(0.28)	(10.6)%
Lease operating expenses	$2.11	$2.44	$(0.33)	(13.5)%
Production taxes	$0.24	$0.19	$0.05	26.3%
General and administrative expenses	$2.19	$1.81	$0.38	21.0%
General and administrative expenses w/o unit-based compensation	$1.99	$1.68	$0.31	18.5%
Depreciation, depletion and amortization	$2.39	$1.12	$1.27	113.4%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Oil and natural gas sales. Oil and natural gas sales increased $0.4 million, or 2.7%, to $14.4 million for the three months ended March 31, 2013 as compared to $14.0 million for the same period in 2012. Of this increase, $2.1 million was attributable to higher market prices for our natural gas production offset by lower market prices for our oil production, offset by $1.3 million attributable to lower cash hedge settlements from our hedge program, and $0.4 million attributable to decreased natural gas production volumes offset by higher oil volumes. Production for the three months ended March 31, 2013 was 2.0 Bcfe, which was 0.1 Bcfe lower than the same period in 2012. This decrease was associated with natural declines in our natural gas production in the Cherokee Basin not being fully offset by increases in our oil production. The production from our Woodford Shale properties remained level. Due to the decrease in the level of our drilling activities since 2010, our maintenance drilling programs have not been sufficient to offset the natural decline rate of production associated with our existing wells. We hedged all of our actual consolidated production volumes sold through March 31, 2013, and approximately 69% of our actual production through March 31, 2012. In March 2013, we liquidated or repositioned certain of our hedges to ensure that our outstanding derivative positions in future periods are lower than our expected future natural gas production in those periods.

Cash hedge settlements received for our commodity derivatives were approximately $4.7 million for the three months ended March 31, 2013. Cash hedge settlements received for our commodity derivatives were approximately $6.0 million for the three months ended March 31, 2012. This difference is due to changes in hedge prices, hedged volumes, and market prices for natural gas and oil during 2012.

As discussed below, our unrealized non-cash mark-to-market activities decreased by $15.9 million for the three months ended March 31, 2013, as compared to the same period in 2012. Our realized prices before our hedging program increased from 2012 to 2013 primarily due to net higher market prices for our natural gas production. This was offset by our hedging program and the mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. All of our derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2013, the unrealized non-cash mark-to-market loss was approximately $9.3 million as compared to an unrealized non-cash mark-to-market gain of $6.6 million for the same period in 2012. These losses represent the change in the estimated fair value of our open derivative positions for each period. The 2013 non-cash loss represents approximately $9.2 million from the impact of higher future expected oil and natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities and a $0.1 million loss related to non-performance risk associated with our counterparties. The 2012 non-cash gain represented approximately $7.2 million from the impact of lower than expected future natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities offset by a $0.6 million reduction for non-performance risk related to our counterparties.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended March 31, 2013, lease operating expenses decreased $0.9 million, or 18.1%, to $4.2 million, compared to expenses of $5.1 million for the same period in 2012. This decrease in lease operating expenses is primarily related to $0.9 million in lower expenses in the Cherokee Basin. By category, our lease operating expenses were lower in 2013 as compared to 2012 by $0.9 million because of decreases of $0.7 million in elective costs such as well servicing and repairs and maintenance, $0.1 million in labor costs, and $0.1 million in lower ad valorem taxes.

For the three months ended March 31, 2013, per unit lease operating expenses were $2.11 per Mcfe compared to $2.44 per Mcfe for the same period in 2012.

For the three months ended March 31, 2013, production taxes increased $0.1 million, or 21.1%, to $0.5 million, compared to expenses of $0.4 million for the same period in 2012. This increase is primarily the result of higher market prices for natural gas and oil in 2013 offset by the impact of production taxes on 0.1 Bcfe in lower production in 2013.

Cost of sales. For the three months ended March 31, 2013, cost of sales remained flat compared to the same period in 2012.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations. General and administrative expenses increased $0.6 million, or 14.8%, to $4.4 million for the three months ended March 31, 2013, as compared to $3.8 million for the same period in 2012. Our general and administrative expenses were higher in 2013 as compared to 2012 because of $0.7 million in one-time cash severance costs, $0.4 million in higher labor and incentive compensation costs, and $0.1 million in higher non-cash unit-based compensation expenses primarily related to one-time severance costs, offset by $0.6 million in lower in professional services and consulting costs including the costs associated with the termination of our support services agreement for revenue accounting services. Without the one-time cash and non-cash severance costs, our total reported general and administrative expenses for the three months ended March 31, 2013, would have been lower by approximately $0.2 million as compared to the same period in 2012.

Our per unit costs were $2.19 per Mcfe for the three months ended March 31, 2013, as compared to $1.81 per Mcfe for the same period in 2012. This increase is attributable to the impact of 0.1 Bcfe in lower production and by an increase in total spending of approximately $0.6 million. Excluding the impact of the one-time severance costs, our total per unit costs excluding non-cash unit-based compensation expenses would have been $1.65 per Mcfe in 2013 which is lower than the 2012 costs of $1.68 per Mcfe.

Exploration Costs. There were no exploration costs for the three months ended March 31, 2013 and March 31, 2012.

Gain/loss on sale of asset. Our gain/loss on the sale of assets decreased approximately $0.01 million, or 250.0%, to a gain of less than $0.01 million for the three months ended March 31, 2013, as compared to a loss of less than $0.01 million for the same period in 2012. In 2013, we sold surplus equipment in Oklahoma at a gain of less than $0.01 million. In 2012, we sold 14 wells in the Central Kansas Uplift surplus equipment at a loss of less than $0.01 million.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2013 was $4.8 million, or $2.39 per Mcfe, compared to $2.4 million, or $1.12 per Mcfe, for the same period in 2012. This increase in 2013 depreciation, depletion, and amortization reflects the decrease in our reserve base at December 31, 2012, primarily due to the impact of a lower SEC-required natural gas price used to calculate our reserves which resulted in negative reserve revisions, and increased expenditures incurred for our drilling programs in 2012. These revisions were partially offset by increased oil reserves as a result of our successful drilling programs and a 0.1 Bcfe decrease in production volumes during 2013 as compared to 2012. We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight line basis. Consistent with our prior practice, we will use our 2012 reserve report to calculate our depletion rate during the first three quarters of 2013 and will use our 2013 reserve report to record our depletion in the fourth quarter of 2013.

For the three months ended March 31, 2013, no asset impairment was recorded, compared to asset impairments of $0.1 million for the same period in 2012. Our non-cash impairment charges in 2012 were approximately $0.1 million to impair certain of our wells in the Woodford Shale. This impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report. The impairment was primarily caused by the impact of lower future natural gas prices during the first quarter of 2012 on future expected cash flows.

Interest expense. Interest expense for the three months ended March 31, 2013 decreased $0.3 million, or 16.5%, to $1.3 million as compared to $1.6 million in interest expense for the same period in 2012. This decrease was primarily due to $2.6 million in higher non-cash mark-to-market gains on our interest rate swaps that are accounted for as mark-to-market activities, lower market interest expense on our outstanding debt of $0.2 million, higher amortization of debt issue costs of $0.3 million, and higher interest rate swap settlements of $2.2 million, while capitalized interest remained flat in 2013 to the same period in 2012. At March 31, 2013, we had an outstanding balance under our reserve-based credit facility of $34.0 million as compared to $98.4 million at March 31, 2012. The average interest rate on our outstanding debt was approximately 5.7% in 2013 compared to 5.7% in 2012. We use interest rate swaps to reduce our exposure to changes in the LIBOR rate. In 2013, we reduced our outstanding interest rate swaps that fix our LIBOR rate through 2014 to $30 million, which increased our interest rate swap settlements by $2.1 million. As this position was closed, we had an offsetting non-cash gain in our mark-to-market interest swap activities. We accelerated the amortization of approximately $0.3 million in debt issue costs in 2013 as a result of the third amendment of our reserve-based credit facility which set our borrowing base at $37.5 million.

Interest income. Interest income for the three months ended March 31, 2013, was less than $0.01 million as compared to less than $0.01 million for the same period in 2012. During 2013, market rates for overnight investments continued to be at historical lows, resulting in no significant earnings on our cash balances.

Discontinued Operations. Income from discontinued operations for the three months ended March 31, 2013 decreased $1.9 million, or 235.3%, to a loss of $2.7 million as compared to a loss of $0.8 million in discontinued operations for the same period in 2012. Our discontinued operations represent the net loss associated with the Robinson’s Bend Field in the Black Warrior Basin of Alabama, which was sold on February 28, 2013, with an effective date of December 1, 2012. The loss in 2013 reflects a $3.1 million loss on the sale of the properties, only two months of income and lower depreciation expenses.

Liquidity and Capital Resources

During 2012 and through May 15, 2013, we utilized our cash flow from operations as our primary source of capital to fund our operating and capital programs. Our primary use of capital during this time was for the development of existing oil opportunities within our asset base in the Cherokee Basin. In 2013, we also sold our Robinson’s Bend Field in the Black Warrior Basin of Alabama and used $50.0 million of the proceeds to reduce our outstanding debt.

Based upon our current business plan for 2013, we anticipate that we will continue to generate sufficient operating cash flows to meet our working capital needs and fund a planned capital expenditure program between $19.0 million and $21.0 million. We will be monitoring the capital resources available to us to meet our future financial obligations and our planned 2013 capital expenditures, including the potential maturity of our outstanding debt on March 31, 2014. Our current expectation is that we will continue managing our business to operate within the cash flows that are generated.

Given our focus on debt reduction since June 2009, our quarterly distributions to our unitholders remained suspended through the first quarter of 2013. At March 31, 2013, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business and the payment of fees and expenses) from which to pay distributions.

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

Sources of Debt and Equity Financing

As of May 15, 2013, the borrowing base under our reserve-based credit facility was $37.5 million and we had $34.0 million of debt outstanding under the facility, leaving us with $3.5 million in unused borrowing capacity. Our reserve-based credit facility matures on March 31, 2014, and the entire $34.0 million in outstanding debt is shown as a current liability on our balance sheet at March 31, 2013. To the extent that we do not enter into an agreement to refinance our reserve-based credit facility, the outstanding debt balance at March 31, 2014, will become due and payable. We are working with a group of lenders to refinance our reserve-based credit facility and believe that we will be able to do so, but there is no assurance that we can or will be able to refinance our reserve-based credit facility on terms reasonably acceptable to us or at all.

In 2011, we filed a shelf registration statement with the SEC to register up to $500 million of debt or equity securities to repay or refinance outstanding debt and to fund working capital, capital expenditures and any acquisitions. This registration statement will expire in February 2014. As a smaller reporting company, any sales of securities under our shelf registration statement during the preceding rolling 12 months is limited to one-third of our public float. Our public float is calculated by multiplying the highest closing price of our Class B common units within the last 60 days by the number of outstanding Class B common units held by non-affiliates, currently including PostRock. There is no guarantee that securities can or will be issued under the registration statement or that conditions in the financial markets would be supportive of an issuance of such securities by us. If needed, we may also issue securities in one or more private placements.

Cash Flow from Operations

Our net cash flow provided by operating activities for the three months ended March 31, 2013 was $1.5 million, compared to net cash flow provided by operating activities of $1.4 million for the same period in 2012. This $0.1 million increase in operating cash flow is attributable to the impact of higher reported oil and natural gas sales revenues of $0.4 million, $0.4 million from lower cash operating expenses, $0.1 million in higher cash flow from discontinued operations, and the remainder is due to changes in working capital.

The increase in oil and natural gas sales is a result of $2.2 million from higher market prices for natural gas offset by lower market prices for oil, offset by $1.3 million as a result of lower cash settlements of our oil and natural gas hedges and $0.4 million from lower natural gas production volumes offset by higher oil production volumes. The lower cash operating expenses is primarily as a result of lower total spending for lease operating expenses offset by the impact of higher production taxes and higher cost of sales. The remaining net change in working capital and other items is primarily the result of the timing of payments and collection of accounts receivable.

The change in our working capital from 2013 to 2012 was attributable to higher other assets of $1.1 million, lower accrued liabilities of $2.1 million, lower accounts payable of $0.4 million, lower royalty payables of $0.2 million and lower prepaid expenses of $0.2 million, offset by lower accounts receivable of $1.2 million and increased other liabilities of $1.1 million. Our accrued liabilities decreased after the payments associated with our 2012 incentive compensation programs were made offset by an increase in severance payments not yet made. Our accounts payable decreased due to timing of invoice payments and lower checks-in-transit in 2013. Our receivables balance decreased as we collected additional oil sales from certain tank batteries and our royalty payable balance decreased due to both lower production volumes for our estimated oil and natural gas sales and royalty payments made on oil sales. The increase in other assets is related to the establishment of an escrow account of approximately $1.2 million related to certain closing conditions associated with the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama. These funds will be held in escrow for twenty-four months. Our discontinued operations had an effective date of the sale of December 1, 2012 and a closing date of February 28, 2013. These operations generated less than $1.1 million that will be paid to the buyer in the second quarter of 2013.

Our cash flow from operations is subject to many variables, the most significant of which are the volatility of market prices for oil and natural gas, our hedging program and our level of production of oil and natural gas. Our future cash flow from operations will depend on our ability to maintain and increase production through our development program or completing acquisitions and successfully executing our hedging program. For additional information on our business plan, refer to “Outlook”.

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

For 2013, we forecast our total net natural gas production to range between 6.5 Bcf and 7.3 Bcf and our total net oil production of between 190,000 Bbls and 210,000 Bbls. For the remainder of 2013, we have approximately 5.1 Bcfe of our Mid-Continent natural gas production locked in at an effective fixed price of $6.17 per Mcfe with basis hedges on 3.8 Bcfe of this amount at an average differential of $0.39 per Mcfe. For the remainder of 2013, we have hedges in place on approximately 107 MBbl of our oil production at a fixed price of $96.31 per barrel. These hedge positions lock in a significant portion of our expected revenues for 2013, although we are still exposed to increases or decreases in oil and natural gas prices on any of our unhedged volumes.

The following tables summarize, for the periods indicated, our hedges currently in place through December 31, 2016. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2013			1,158,226	$6.14	1,721,278	$6.17	1,691,540	$6.18	4,571,044	$6.17
2014	1,575,000	$5.75	1,592,500	$5.75	1,610,000	$5.75	1,610,000	$5.75	6,387,500	$5.75
2015	1,011,055	$4.27	971,604	$4.27	938,968	$4.27	908,492	$4.27	3,830,119	$4.27
2016	441,492	$4.31	426,825	$4.31	414,329	$4.31	403,684	$4.31	1,686,330	$4.31

									16,474,993

MTM Fixed Price Basis Swaps– CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $	Volume	Weighted Average $
2013			883,209	$0.39	1,273,525	$0.39	1,223,985	$0.39	3,380,719	$0.39
2014	1,178,422	$0.39	1,133,022	$0.39	1,084,270	$0.39	1,047,963	$0.39	4,443,677	$0.39

									7,824,396

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		Sept 30,		Dec 31,		Total
	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price	Volume	Average Price
2013			38,030	$96.24	35,527	$96.31	33,200	$96.38	106,757	$96.30
2014	31,144	$93.87	29,210	$93.95	27,352	$94.06	25,421	$94.23	113,127	$94.02
2015	23,919	$93.37	22,494	$93.48	21,237	$93.58	20,030	$93.70	87,680	$93.53
2016	17,957	$85.50	16,985	$85.50	16,048	$85.50	15,127	$85.50	66,117	$85.50

									373,681

Investing Activities—Acquisitions and Capital Expenditures

Cash provided by investing activities was $56.4 million for the three months ended March 31, 2013, compared to cash used in investing activities of $1.2 million for the same period in 2012. Our cash capital expenditures were $2.5 million in 2013, which consisted of $2.4 million in development expenditures in the Cherokee Basin and $0.1 million to acquire certain additional natural gas wells in the Cherokee Basin. We have completed 12 net wells and 5 net recompletions during the first three months of 2013 and have 4 net wells and net recompletions in progress at March 31, 2013. We also sold our Robinson’s Bend Field in the Black Warrior Basin of Alabama for net proceeds after customary costs and working capital adjustments of approximately $58.9 million and received less than $0.1 million in distributions from an equity affiliate. We do not currently expect the sale of our natural gas properties in the Black Warrior Basin of Alabama to significantly reduce our future net cash flows in 2013, as we have significantly reduced our outstanding debt level which will lower our cash interest payments.

Our cash capital expenditures were $2.7 million for the three months ended March 31, 2012, which primarily consisted of development expenditures in the Cherokee Basin. During the first three months of 2012, we completed 5 net wells and 12 net recompletions in the Cherokee Basin and had 38 net wells in progress at March 31, 2012. We also sold 14 wells in the Central Kansas Uplift for $1.4 million during the first quarter of 2012 and received approximately $0.1 million in distributions from an equity affiliate.

Our current 2013 capital budget of $19.0 million to $21.0 million is expected to be funded using our cash flow from operations and by using the remaining net proceeds from the sale of our natural gas properties in the Black Warrior Basin. We currently expect to focus our entire 2013 capital budget on higher return oil opportunities and capital efficient recompletion opportunities in our existing asset base in the Cherokee Basin. We currently believe that opportunity set is sufficient to warrant a continuing focus on our oil opportunities in the Cherokee Basin with investment of free cash flow at rates of return exceeding 20% over the next few years.

The amount and timing of our capital expenditures is largely discretionary and within our control. If oil or natural gas prices decline to levels below acceptable levels, drilling costs escalate, or our efforts to exploit oil potential in our asset base prove to be unsuccessful, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. These and other matters are outside of our control and could affect the timing of our capital expenditures. Based upon current oil and natural gas price expectations and expected 2013 production levels, we anticipate that our cash flow from operations will meet any planned capital expenditures and other cash requirements for the next twelve months. We also have access to any existing available borrowing capacity under our reserve-based credit facility and our then existing cash balance if additional funds are needed in the future. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts during 2013 to maintain our planned levels of capital expenditures, to maintain the outstanding debt level under our reserve-based credit facility, or to commence any quarterly distribution to unitholders. Our capital expenditures are also impacted by drilling and service costs. In the event of inflation increasing drilling and service costs, our hedging program will limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending.

Financing Activities

Our net cash used by financing activities was $50.2 million for the three months ended March 31, 2013, compared to $0.2 million used by financing activities for the same period in 2012. In 2013, we borrowed $0.2 million in short-term borrowings under our reserve-based credit facility for working capital purposes. During the first three months of 2013, we used $50.2 million to reduce our outstanding debt level to $34.0 million. This debt reduction was funded from the proceeds from the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama. We also used $0.2 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation. At March 31, 2013, we had approximately $0.6 million in debt issue costs remaining to be amortized over the life our reserve-based credit facility.

We suspended our $0.13 per unit quarterly distributions to unitholders for the quarter ended June 30, 2009, through the quarter ended March 31, 2013, to reduce our outstanding indebtedness.

Our net cash used by financing activities was $0.2 million for the three months ended March 31, 2012. We used $0.2 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation and had approximately $2.1 million in debt issue costs remaining to be amortized at March 31, 2012.

Contractual Obligations

At May 15, 2013, we had the following contractual obligations or commercial commitments:

	Payments Due By Year(1)(2)
	(in thousands)
	2013	2014	2015	Thereafter	Total
Reserve-Based Credit Facility	$—	$34,000	$—	$—	$34,000
Asset Retirement Obligation	—	—	—	7,813	7,813
Offices Leases(3)	306	422	451	301	1,480

Total	$306	$34,422	$451	$8,114	$43,293

(1)	This table does not include any liability associated with derivatives.
(2)	This table does not include interest as interest rates are variable. The average interest rate on our outstanding debt was approximately 5.8% at March 31, 2013. Our reserve-based credit facility matures on March 31, 2014. We must refinance or replace our reserve-based credit facility prior to its maturity or the amount debt outstanding will become due and payable at that time.
(3)	Our Tulsa office lease terminates on May 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through May 15, 2013, we have not suffered any significant losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (“Macquarie”), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received a guarantee from Macquarie Bank Limited for up to $4.0 million in purchases through December 31, 2013. As of May 15, 2013, we have no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (“Scissortail”), a subsidiary of Copano Energy, L.L.C., purchases a portion of our natural gas production in Oklahoma and Kansas. As of May 15, 2013, we have no past due receivables from Scissortail.

ONEOK Energy Services Company, L.P.

ONEOK Energy Services Company, L.P. (“ONEOK”), a subsidiary of ONEOK, Inc., purchases a portion of our natural gas production in Oklahoma and Kansas. We have received a guarantee from ONEOK, Inc. for up to $3.0 million in purchases through November 30, 2013. As of May 15, 2013, we have no past due receivables from ONEOK.

Derivative Counterparties

As of May 15, 2013, all of our derivatives are with The Royal Bank of Scotland plc, Societe Generale, The Bank of Nova Scotia, ING Capital Markets LLC, and Wells Fargo Bank, N.A. These derivative counterparties are lenders, or affiliated with a lender, in our reserve-based credit facility. All of our derivatives are currently collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of May 15, 2013, each of these financial institutions has an investment grade credit rating. Several of the lenders in our reserve-based credit facility were, as of May 15, 2013, on review for possible ratings downgrade by S&P or Moody’s. However, it would take a multiple ratings downgrade for each of these banks to fall below investment grade.

Reserve-Based Credit Facility

As of May 15, 2013, the banks and their percentage commitments in our reserve-based credit facility are: The Royal Bank of Scotland plc (26.84%), Wells Fargo Bank, N.A. (21.95%), The Bank of Nova Scotia (21.95%), ING Capital LLC (14.63%), and Societe Generale (14.63%). As of May 15, 2013, each of these financial institutions has an investment grade credit rating.

Outlook

During 2013, we expect that our business will continue to be affected by the factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the following key industry and economic trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Full Year 2013 Expected Results

Our 2013 business plan and forecast is focused on prioritizing oil production in the execution of our capital program, actively managing our operating expenses and actively pursuing merger and acquisition opportunities. We currently expect our operating environment to be characterized by continued low natural gas prices, stable oil prices and the pressure to reduce operating expenses.

For 2013, we currently anticipate:

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

•

We have implemented strategies to lower operating costs, with a goal of reducing our structural general and administrative costs by approximately 25% over the next 12 months. We expect our general and administrative expenses to have a run rate of $12.4 million in 2013, with opportunities available to save another $0.6 million in 2014.

•	At the present time, we are actively pursuing the refinancing of our reserve-based credit facility and merger and acquisition opportunities.

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

As of March 31, 2013, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed on March 11, 2013. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2013, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. We are currently reviewing the recently issued standards and interpretations but none are expected to have a material impact on our financial statements.

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosures for financial and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The guidance is effective beginning on or after January 1, 2013, and will primarily impact the disclosures associated with our commodity and interest rate derivatives. Implementation of this guidance did not have any material impact on our consolidated financial position, results of operations or cash flows.

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

Global Financial and Energy Markets

The U.S. economy continues to show steady signs of improvement, but the level of improvement has been insufficient to materially increase the demand for natural gas, which accounts for a majority of our production. Concurrently, production from shale gas plays has increased the supply of natural gas, inventories of natural gas in storage remain at record high levels, and mild winter and spring weather has impacted the demand for natural gas. As a result, future expected prices for natural gas remain depressed relative to the price levels observed at the time our assets were acquired. At the same time, oil prices have remained at a relatively high level due to strong demand for crude oil products and tensions in the Middle East. As a result, we have hedged a significant portion of our expected natural gas production for 2013 and 2015 and our oil production for 2013 through 2016. We have also shifted all of our capital expenditures to focus on oil drilling and recompletion opportunities in the Cherokee Basin to increase the percentage of our production and sales revenue from higher value added oil production.

Through May 15, 2013, we have reduced our outstanding debt from a high of $220.0 million in 2009 to $34.0 million. This reduction in debt was achieved through a combination of the sale of our natural gas properties in the Black Warrior Basin of Alabama in 2013, the one-time restructuring of our NYMEX fixed-for-floating price swaps in 2011, the suspension of our cash distribution since 2009, the reduction of our capital expenditures since 2009, significant reductions in our operating expenses and the dedication of a significant portion of our operating cash flows to reducing debt. Although we are a smaller company after this effort, we expect that our ability to issue debt and equity securities may improve over the next year. In May 2013, we entered into a new reserve-based credit facility with a higher borrowing base and an extended term. However, our ability to issue debt or equity securities may still be impacted, particularly if future expected market prices for natural gas remain depressed or decline further or in the event of further reductions in credit availability by financial institutions due to stress in the financial markets, including as a result of the debt crisis in Europe or fiscal issues in the United States. We continue to monitor the financial and energy markets to determine if we need to further adjust our business plans in response to changes in market conditions.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the NYMEX (Henry Hub) and Inside FERC prices for CenterPoint Energy Gas Transmission (East), Natural Gas Pipeline Company of America (Midcontinent), the CenterPoint Energy Gas Transmission (East), ONEOK Gas Transportation (Oklahoma), Panhandle Eastern Pipe Line (Texas, Oklahoma) and Southern Star Central Gas Pipeline (Texas, Oklahoma, Kansas) with respect to our natural gas properties in the Cherokee Basin, the Inside FERC price for the CenterPoint Energy Gas Transmission (East) for our natural gas properties in the Woodford Shale, NYMEX West Texas Intermediate (Cushing, Oklahoma) for our oil production and the spot market prices applicable to all of our oil production and the spot market prices applicable to all of oil and natural gas production. Historically, pricing for oil and natural gas has been volatile and unpredictable and we expect this volatility to continue in the future. We are currently operating in an environment characterized by low natural gas prices which tends to lower the revenues that we realize on our unhedged natural gas production and limit the amount of operating cash flows. The prices we receive for oil and natural gas production depend on many factors outside our control, including weather, economic conditions, and the total supply of oil and natural gas available for sale in the market.

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

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	(Decrease)	Fair Value	Increase
	(in 000’s)
Impact of changes in commodity prices on derivative commodity instruments at March 31, 2013	$18,597	$9,646	$(8,951)	$27,548	$8,951

Interest Rate Risk

At March 31, 2013, the one-month LIBOR rate was 0.20%, the three-month LIBOR rate was 0.28%, and our applicable margin on LIBOR borrowings was 3.50%. At March 31, 2013, the ABR rate was 3.25%, and our applicable margin on ABR borrowings was 2.50%. At March 31, 2013, we had debt outstanding of $34.0 million. Of this amount, $4.0 million incurred interest at a one-month LIBOR rate plus an applicable margin of 3.50% based on utilization and $30.0 million incurred interest at a three-month LIBOR rate plus an applicable margin of 3.50% based on utilization. We had no debt outstanding at the ABR rate. At March 31, 2013, the carrying value and fair value of our debt is $34.0 million.

The table below presents the hypothetical changes in fair values arising from potential changes in the quoted interest rate underlying the derivative instruments used to mitigate these market risks.

	Fair Value	10 Percent Increase		10 Percent Decrease
		Fair Value	Increase	Fair Value	(Decrease)
	(in 000’s)
Impact of changes in LIBOR on derivative interest rate instruments at March 31, 2013	$(984)	$(946)	$38	$(1,022)	$(38)

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for $30.0 million of our outstanding debt balance of $34.0 million at May 15, 2013. If we reduce our outstanding debt balance to $30.0 million or lower, our cash interest costs for our effective LIBOR rate would begin to approximate the settlements on these interest rate swaps. At May 15, 2013, we have $30.0 million at a fixed LIBOR rate of 2.52% with a maturity date of September 22, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of CEP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013 (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

In January 2013, we terminated our support services agreement with Schlumberger, ePrime Services. Through this outsource agreement, Schlumberger managed the cash flow associated with our interest in our oil and natural gas properties, including the payment of invoices, calculation and payment of royalties, and receipt of revenues from oil and natural gas sales, and provides accounting information used to generate financial statements. These functions are now handled by our internal accounting department in Houston, Texas, utilizing the same oil and gas computer software Schlumberger used. Additional experienced staffing has been hired, primarily in the revenue accounting and accounts payable functions.

During the three months ended March 31, 2013, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the SEC on March 11, 2013. An investment in our Class B common units involves various risks. When considering an investment in us, careful consideration should be given to the risk factors described in our 2012 Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in us.

Risks Related to Financing and Credit Environment

We must refinance our reserve-based credit facility prior to its maturity on March 31, 2014.

Our reserve-based credit facility matures on March 31, 2014. As of March 31, 2013, we had $34.0 million in debt outstanding under our reserve-based credit facility. We must refinance or replace our reserve-based credit facility prior to its maturity or the amount of debt outstanding under the facility will become due and payable. There can be no assurance that we will be able to refinance or replace any or all of our indebtedness on terms reasonably acceptable to us, or at all. We may not be able to renew or replace the facility at similar borrowing costs, terms, covenants, restrictions, or borrowing base, or with similar debt issue costs. If the indebtedness outstanding under our reserve-based credit facility becomes due and payable and we are not able to refinance or replace any or all of that indebtedness, we may need to issue new debt or equity securities, sell assets or a combination thereof. Any of these events could have a material adverse effect on our business, financial condition, cash flows, liquidity, operations and prospects.

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

We have not paid any cash distributions on our units since June 2009. If we generate taxable income that is allocable to our unitholders for the 2013 tax year, unitholders who hold our common units during 2013 may not receive cash distributions from us sufficient to pay any actual tax liability that resulted from their share of any 2013 taxable income. Further, if we generate taxable income from either operations or the sale of assets in future years and do not distribute the resulting cash, our unitholders may not receive sufficient cash distributions to pay the actual tax liability that result from their allocable share of our taxable income. The majority of the proceeds generated in 2013 from the sale of our Robinson’s Bend Field in the Black Warrior Basin of Alabama was used to pay down debt and will not result in sufficient distributions to unitholders to pay any actual tax liability of each unitholder attributable to such sale.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the SEC that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	the volatility of realized oil and natural gas prices;

•	the conditions of the capital markets, inflation, interest rates, availability of a credit facility to support business requirements, liquidity, and general economic and political conditions;

•	the discovery, estimation, development and replacement of oil and natural gas reserves;

•	our business, financial, and operational strategy;

•	our drilling locations;

•	technology;

•	our cash flow, liquidity, working capital and financial position;

•	the level of our borrowing base under our reserve-based credit facility and our ability to refinance the debt outstanding under such facility prior to its maturity date;

•	the resumption or amount of our cash distributions;

•	our hedging program and our derivative positions;

•	our production volumes;

•	our lease operating expenses, general and administrative costs and finding and development costs;

•	the availability of drilling and production equipment, labor and other services;

•	our future operating results;

•	our prospect development and property acquisitions;

•	the marketing of oil and natural gas;

•	competition in the oil and natural gas industry;

•	the impact of the current global credit and economic environment;

•	the impact of weather and the occurrence of natural disasters such as fires, floods, hurricanes, tornados, earthquakes, snow and ice storms and other catastrophic events and natural disasters;

•	governmental regulation, including environmental regulation, and taxation of the oil and natural gas industry or publicly traded partnerships;

•	developments in oil-producing and natural gas producing countries;

•	lack of support from a sponsor; and

•	our strategic plans, objectives, expectations, forecasts, budgets, estimates and intentions for future operations.

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

Consolidated Balance Sheets – Constellation Energy Partners LLC at March 31, 2013 and December 31, 2012

Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the three months ended March 31, 2013 and March 31, 2012

Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the three months ended March 31, 2013 and March 31, 2012

Consolidated Statements of Changes in Members’ Equity – Constellation Energy Partners LLC for the three months ended March 31, 2013

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

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: May 15, 2013	By	/s/ MICHAEL B. HINEY
Michael B. Hiney
Chief Accounting Officer and Controller