Form 10-Q
period 2014-03-31
Constellation Energy Partners LLC
filed 2014-05-15
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Units outstanding on May 9, 2014: 28,463,746 units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Natural gas sales	$6,024	$1,392
Oil and liquids sales	5,717	3,708
Total revenues (See Note 5)	11,741	5,100
Expenses:
Operating expenses:
Lease operating expenses	5,120	4,236
Cost of sales	360	420
Production taxes	772	487
General and administrative	3,571	4,404
Gain on sale of assets	(7)	(6)
Depreciation, depletion and amortization	4,050	4,798
Asset impairments	149	-
Accretion expense	150	123
Total operating expenses	14,165	14,462
Other expenses (income)
Interest expense	525	1,352
Other income	(10)	(68)
Total other expenses	515	1,284
Total expenses	14,680	15,746
Loss from continuing operations	(2,939)	(10,646)
Loss from discontinued operations	-	(2,686)
Net loss	$(2,939)	$(13,332)
Loss per unit (See Note 2)
Loss from continuing operations per unit
Class A units - Basic and diluted	$(0.04)	$(0.44)
Class B units - Basic and diluted	$(0.10)	$(0.44)
Discontinued operations per unit
Class A units - Basic and diluted	$-	$(0.11)
Class B units - Basic and diluted	$-	$(0.11)
Net loss per unit
Class A units - Basic and diluted	$(0.04)	$(0.55)
Class B units - Basic and diluted	$(0.10)	$(0.55)
Weighted Average Units Outstanding
Class A units - Basic and diluted	1,615,017	484,396
Class B units - Basic and diluted	28,214,104	23,766,266

Distributions declared and paid per unit	$-	$-

See accompanying notes to condensed consolidated financial statements.

CONST

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,626	$4,894
Restricted cash (See Note 2)	1,748	-
Accounts receivable, net (See Note 2)	9,715	6,678
Prepaid expenses	1,169	2,547
Risk management assets (See Note 5)	4,444	9,141
Total current assets	25,702	23,260
Oil and natural gas properties (See Note 6)
Oil and natural gas properties, equipment and facilities	641,540	639,156
Material and supplies	1,057	1,054
Less accumulated depreciation, depletion, amortization, and impairments	(499,321)	(495,215)
Net oil and natural gas properties	143,276	144,995
Other assets
Debt issue costs (net of accumulated amortization of $9,062 and $9,003, respectively)	765	824
Risk management assets (See Note 5)	1,161	1,461
Restricted cash (See Note 2)	-	1,748
Other non-current assets	2,062	2,245
Total assets	$172,966	$174,533
LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$453	$12
Accrued liabilities	14,137	12,763
Royalty payable	1,505	1,242
Total current liabilities	16,095	14,017
Other liabilities
Asset retirement obligation	9,681	9,513
Other non-current liabilities	1,398	1,398
Debt (See Note 7)	50,700	50,700
Total other liabilities	61,779	61,611
Total liabilities	77,874	75,628
Commitments and contingencies (See Note 9)
Members’ equity
Class A units, 1,615,017 and 1,615,017 units authorized, issued and outstanding, respectively	1,714	2,591
Class B units, 28,848,785 and 28,848,785 units authorized, respectively, and 28,399,502 and 28,462,185 issued and outstanding, respectively	93,378	96,314
Total members’ equity	95,092	98,905
Total liabilities and members’ equity	$172,966	$174,533

See accompanying notes to condensed consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,939)	$(13,332)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	4,050	4,798
Asset impairments (See Note 6)	149	-
Amortization of debt issuance costs	59	646
Accretion expense	150	123
Equity earnings in affiliate	(12)	(68)
Gain from disposition of property and equipment	(7)	(6)
Bad debt expense	93	-
Mark-to-market on derivatives:
Total gains	4,074	4,625
Cash settlements	923	1,996
Unit-based compensation programs	101	401
Discontinued operations	-	2,686
Changes in Assets and Liabilities:
(Increase) decrease in accounts receivable	(3,181)	1,168
Decrease in prepaid expenses	1,378	163
(Increase) decrease in other assets	2	(1,149)
Increase (decrease) in accounts payable	441	(429)
Increase (decrease) in accrued liabilities	918	(2,060)
Increase (decrease) in royalty payable	263	(220)
Increase in other liabilities	-	1,113
Net cash provided by continuing operations	6,462	455
Net cash provided by discontinued operations	-	1,062
Net cash provided by operating activities	6,462	1,517
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(130)
Development of oil and natural gas properties	(2,731)	(2,353)
Proceeds from sale of assets	58	58,892
Distributions from equity affiliate	100	20
Net cash provided by (used in) continuing operations	(2,573)	56,429
Net cash used in discontinued operations	-	-
Net cash provided by (used in) investing activities	(2,573)	56,429
Cash flows from financing activities:
Proceeds from issuance of debt	-	194
Repayment of debt	-	(50,194)
Units tendered by employees for tax withholdings	(157)	(185)
Debt issue costs	-	(42)
Net cash used in continuing operations	(157)	(50,227)
Net cash used in discontinued operations	-	-
Net cash used in financing activities	(157)	(50,227)
Net increase in cash and cash equivalents	3,732	7,719
Cash and cash equivalents, beginning of period	4,894	1,959
Cash and cash equivalents, end of period	$8,626	$9,678
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(361)	$(1,321)
Accrual for cancellation of Class A units	$818	$-
Cash paid during the period for interest	$(478)	$(678)
Cash paid during the period for income taxes	$(2)	$-

See accompanying notes to condensed consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

(In thousands, except unit data)

(Unaudited)

					Accumulated
					Other	Total
	Class A		Class B		Comprehensive	Members’
	Units	Amount	Units	Amount	Income (Loss)	Equity
Balance, December 31, 2013	1,615,017	$2,591	28,462,185	$96,314	$-	$98,905
Distributions	-	-	-	-	-	-
Units tendered by employees for tax withholding	-	-	(62,683)	(157)	-	(157)
Unit-based compensation programs	-	-	-	101	-	101
Cancellation of units (See Note 9)	-	(818)	-	-	-	(818)
Net loss	-	(59)	-	(2,880)	-	(2,939)
Balance, March 31, 2014	1,615,017	$1,714	28,399,502	$93,378	$-	$95,092

See accompanying notes to condensed consolidated financial statements.

CONSTELLATION ENERGY PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Constellation Energy Partners LLC (CEP, we, us, our or the Company) was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware. We completed our initial public offering on November 20, 2006, and currently trade on the NYSE MKT LLC (NYSE MKT) under the symbol “CEP”. Through subsidiaries, PostRock Energy Corporation (NASDAQ: PSTR) (PostRock), Exelon Corporation (NYSE: EXC) (Exelon) and Sanchez Oil & Gas Corporation (SOG) own a portion of our outstanding units. As of March 31, 2014, Constellation Energy Partners Management, LLC (CEPM), a subsidiary of PostRock, owned 484,505, or 30%, of our Class A units and 5,918,894 of our Class B common units. Constellation Energy Partners Holdings, LLC (CEPH), a subsidiary of Exelon, owned all of our Class C management incentive interests and all of our Class D interests. Sanchez Energy Partners I, LP (SEP I), a subsidiary of SOG, owned 1,130,512, or 70%, of our Class A units and 4,724,407 of our Class B common units.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of CEP and our subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 27, 2014.

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

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period presentation.  These reclassifications had no effect on total assets, total liabilities, total unitholders’ equity, net income or net cash provided by or used in operating, investing or financing activities.

Discontinued Operations

In February 2013, we sold all of our Robinson’s Bend Field assets in the Black Warrior Basin in Alabama.  The related results of operations and cash flows have been classified as discontinued operations in the condensed consolidated statements of operations, balance sheets, statements of cash flows and consolidated financial information for the three months ended March 31, 2013.  Unless otherwise indicated, information presented in the Notes to Condensed Consolidated Financial Statements relates only to the Company’s continuing operations.  Information related to discontinued operations is included in Note 3. Acquisition and Divestiture.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date.  Unless otherwise discussed, management believes that the impact of recently issued standards, which are not effective, will not have a material impact on our condensed consolidated financial statements upon adoption.

In December 2011, the FASB issued Accounting Standards Updates (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosures for financial and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The guidance was effective beginning on or after January 1, 2013, and primarily impacts the disclosures associated with our commodity and interest rate derivatives. Implementation of this guidance did not have any material impact on our consolidated financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Earnings per Unit

Basic earnings per unit (EPU) is computed by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during each period.  To determine net income (loss) allocated to each class of ownership (Class A and Class B), we first allocate net income (loss) in accordance with the amount of distributions made for the period by each class, if any.  The remaining net income (loss) is allocated to each class with the Class A units receiving 2% and the Class B units receiving 98%.

As of March 31, 2014 and 2013, we had unvested restricted common units outstanding, which were considered dilutive securities.  These units will be considered in the diluted weighted average common units outstanding number in periods of net income.  In periods of net losses, these units are excluded for the diluted weighted average common unit outstanding number as they are not participating securities.

The following table presents our calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Weighted average units outstanding during period:
Class A units - Basic and Diluted	1,615,017	484,396
Class B Common units - Basic and Diluted	28,214,104	23,766,266
	29,829,121	24,250,662

At March 31, 2014, we had 129,537 Class B common units that were restricted unvested common units granted and outstanding.  These units were excluded from the diluted weighted average common unit outstanding number.

The following table presents our basic and diluted loss per unit for the three months ended March 31, 2014 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Loss from continuing operations	$(2,939)
Distributions	-	$-	$-
Assumed net loss to be allocated	$(2,939)	$(59)	$(2,880)

Basic and diluted loss per unit		$(0.04)	$(0.10)

The following table presents our basic and diluted loss per unit for the three months ended March 31, 2013 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Loss from continuing operations	$(10,646)
Distributions	-	$-	$-
Assumed allocation of loss from continuing operations	(10,646)	(213)	(10,433)
Discontinued operations	(2,686)	(54)	(2,632)
Assumed net loss to be allocated	$(13,332)	$(267)	$(13,065)

Basic and diluted loss from continuing operations per unit		$(0.44)	$(0.44)
Basic and diluted loss from discontinued operations per unit		$(0.11)	$(0.11)
Basic and diluted loss per unit		$(0.55)	$(0.55)

Cash

All highly liquid investments with original maturities of three months or less are considered cash.  Checks-in-transit are included in our consolidated balance sheets as accounts payable or as a reduction of cash, depending on the type of bank account the checks were drawn on.  There were no checks-in-transit reported in accounts payable at March 31, 2014 and December 31, 2013.

Restricted  Cash

Restricted cash, at March 31, 2014 and December 31, 2013, of $1.7 million was being held in escrow.  Of this balance, $0.6 million is related to a vendor dispute, and will remain in the escrow account until the dispute has been resolved.  The remaining amount of $1.1 million is related to the sale of our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama.  These funds will remain in escrow for a period ending February 28, 2015, pending certain post-closing conditions.  The restricted cash was classified as a non-current asset at December 31, 2013, but was reclassified to a current asset at March 31, 2014, based on the conditions of the cash held in the account.

Accounts Receivable, Net

Our accounts receivable are primarily from purchasers of oil and natural gas and counterparties to our financial instruments.  Oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered.  Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted.  At March 31, 2014 and 2013, we had an allowance for doubtful accounts receivable of $0.2 million and $0.1 million, respectively.

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

The following amounts relating to the Robinson’s Bend Field assets have been reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2013 (in thousands):

Three Months Ended
March 31, 2013
Revenues	$2,304
Loss from discontinued operations	$(2,686)

See Note 2 for information regarding earnings per unit, including earnings per unit data relating to loss from discontinued operations.

The condensed consolidated statements of cash flows reflect discontinued operations for the three months ended March 31, 2013.

Acquisition of Oil, Natural Gas and Natural Gas Liquids Properties  from SEP I

On August 9, 2013, we acquired oil, natural gas and NGLs assets in Texas and Louisiana from SEP I for a purchase price of $30.4 million.  In conjunction with the acquisition, SEP I received $20.1 million in cash; 1,130,512 Class A units, which represented 70.0% of the total Class A units outstanding as of such date, and 4,724,407 Class B units, which represented 16.6% of the total Class B units outstanding as of such date.  The cash portion of the transaction was financed with cash on hand and a borrowing of $16.7 million under our reserve-based credit facility.

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

Pro Forma Information

The following supplemental pro forma information presents consolidated results of operations as if the acquisition of the SEP I properties had occurred on January 1, 2013.  The supplemental unaudited pro forma information was derived from a) our historical consolidated statements of operations and b) the statements of operations of SEP I.  This information does not purport to be indicative of results of operations that would have occurred had the acquisition occurred on January 1, 2013, nor is such information indicative of any expected future results of operations.

Pro Forma
Three Months Ended
(In thousands)	March 31, 2013
Revenue	$9,648
Loss from continuing operations	$(7,729)
Discontinued operations	$(2,686)
Net Loss	$(10,415)
Loss from continuing operations per unit
Class A units - Basic and diluted	$(0.10)
Class B units - Basic and diluted	$(0.27)
Discontinued operations per unit
Class A units - Basic and diluted	$(0.03)
Class B units - Basic and diluted	$(0.09)
Net loss per unit
Class A units - Basic and diluted	$(0.13)
Class B units - Basic and diluted	$(0.36)
Weighted average units outstanding
Class A units - Basic and diluted	1,614,908
Class B units - Basic and diluted	28,490,673

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2014
	Quoted Prices in	Significant other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	March 31, 2014
Risk Management Assets	$-	$7,144	$-	$(1,539)	$5,605
Risk Management Liabilities	-	(1,539)	-	1,539	-
Total Net Assets and Liabilities	$-	$5,605	$-	$-	$5,605

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair Value Measurements at December 31, 2013
	Quoted Prices in	Significant other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	December 31, 2013
Risk Management Assets	$-	$11,577	$-	$(975)	$10,602
Risk Management Liabilities	-	(975)	-	975	-
Total Net Assets and Liabilities	$-	$10,602	$-	$-	$10,602

As of March 31, 2014, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We will net derivative assets and liabilities for counterparties where we have a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  We have not elected to designate any of our current derivative contracts as hedges; however, changes in the fair value of all of our derivative instruments are recognized in earnings and included as realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations.

As of March 31, 2014, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2014			1,592,500	$5.75	1,610,000	$5.75	1,610,000	$5.75	4,812,500	$5.75
2015	1,215,420	$4.25	1,153,487	$4.25	1,096,023	$4.26	1,050,219	$4.26	4,515,149	$4.25
2016	1,010,633	$4.21	967,290	$4.21	923,541	$4.21	893,568	$4.22	3,795,032	$4.21
									13,122,681

MTM Fixed Price Basis Swaps– Enable Gas Transmission, LLC (East), ONEOK Gas Transportation (Oklahoma), or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

For the quarter ended (in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Volume	Average $	Volume	Average $	Volume	Average $	Volume	Average $	Volume	Average $
2014			1,133,022	$0.39	1,084,270	$0.39	1,047,963	$0.39	3,265,255	$0.39
3,265,255

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2014			57,154	$94.67	53,797	$94.72	50,597	$94.80	161,548	$94.73
2015	47,747	$90.95	45,065	$91.00	42,672	$91.04	40,329	$91.10	175,813	$91.02
2016	17,957	$85.50	16,985	$85.50	16,048	$85.50	15,127	$85.50	66,117	$85.50
									403,478

The table below outlines the classification of our derivative financial instruments on the condensed consolidated balance sheet (in thousands):

		Fair Value of Asset/(Liability)
	Location of Asset/(Liability)	On Balance Sheet
Derivative Type	On Balance Sheet	March 31, 2014	December 31, 2013

Commodity – MTM	Risk management assets - current	$5,837	$10,043
Commodity – MTM	Risk management assets - non-current	1,308	1,534
	Total gross assets	7,145	11,577

Commodity – MTM	Risk management assets – current	(1,393)	(902)
Commodity – MTM	Risk management assets – non-current	(147)	(73)
	Total gross liabilities	(1,540)	(975)
	Total net assets and liabilities	$5,605	$10,602

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Amount of Gain/(Loss) in Income
	Location of Gain/(Loss)	For the Three Months Ended March 31,
Derivative Type	in Income	2014	2013

Commodity – Mark-to-Market	Oil and natural gas sales	$(4,074)	$(4,580)
Interest Rate – Mark-to-Market	Interest expense	-	(45)
	Total	$(4,074)	$(4,625)

There were no gains or losses reclassified from accumulated other comprehensive income into income during the three months ended March 31, 2014 or 2013.

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

We currently use our reserve-based credit facility to provide credit support for our derivative transactions.  As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with our counterparties.  We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties.  At March 31, 2014 and December 31, 2013, the impact of non-performance credit risk on the valuation of our net assets from counterparties was not significant, and the entire amount was reflected as a decrease to our non-cash mark-to-market gain, respectively.

We entered into new swap agreements to hedge an additional portion of our future oil production on April 29, 2014.  See Note 14 for further discussion.

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

6. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Oil and natural gas properties and related equipment
(successful efforts method)
Property (acreage) costs
Proved property	$639,141	$636,816
Unproved property	1,648	1,589
Total property costs	640,789	638,405
Materials and supplies	1,057	1,054
Land	751	751
Total	642,597	640,210
Less: Accumulated depreciation, depletion, amortization and impairments	(499,321)	(495,215)
Oil and natural gas properties and equipment, net	$143,276	$144,995

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013

DD&A of oil and natural gas-related assets	$4,050	$4,798
Asset Impairments	149	-
Total	$4,199	$4,798

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets

For the three months ended March 31, 2014, our non-cash impairment charges were approximately $0.1 million to impair the value of our oil and natural gas fields in Texas and Louisiana, and for the three months ended March 31, 2013, we did not have an impairment to record.  The impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report.

Asset Sales

During each of the three-month periods ended March 31, 2014 and March 31, 2013, we sold miscellaneous surplus equipment for less than $0.1 million resulting in an immaterial gain on the asset sales.

Useful Lives

Our furniture, fixtures and equipment are depreciated over a life of one to seven years, buildings are depreciated over a life of 20 years and pipeline and gathering systems are depreciated over a life of 25 to 40 years.

Exploration and Dry Hole Costs

We recorded no exploration and dry hole costs for the three months ended March 31, 2014 and 2013, respectively.  These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties.

7. DEBT

Reserve-Based Credit Facility

In May 2013, we refinanced our $350.0 million reserve-based credit facility with Societe Generale as administrative and collateral agent and a syndicate of lenders, extending its maturity to May 30, 2017 and increasing our borrowing base from $37.5 million to $55.0 million.  On May 6, 2014, our borrowing base under the reserve-based credit facility was increased to $70.0 million.  Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own, as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent.  The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties.  As of March 31, 2014, we had borrowed $50.7 million under our reserve-based credit facility and our borrowing base was $55.0 million.  At March 31, 2014, the lenders and their percentage commitments in the reserve-based credit facility were Societe Generale (36.36%), OneWest Bank, FSB (36.36%) and BOKF NA, dba Bank of Oklahoma (27.28%).

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes.  The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit.  As of March 31, 2014, no letters of credit were outstanding.

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

In addition, we are required to maintain (i) a ratio of Total Net Debt (defined as Debt (generally indebtedness permitted to be incurred by us under the reserve-based credit facility) less Available Cash (generally, cash, cash equivalents and cash reserves of the Company)) to Adjusted EBITDA (generally, for any period, the sum of consolidated net income for such period plus (minus) the following expenses or charges to the extent deducted from consolidated net income in such period: interest expense, depreciation, depletion, amortization, write-off of deferred financing fees, impairment of long-lived assets, (gain) loss on sale of assets, exploration costs, (gain) loss from equity investment, accretion of asset retirement obligation, unrealized (gain) loss on derivatives and realized (gain) loss on cancelled derivatives and other similar charges) of not more than 3.5 to 1.0;  (ii) Adjusted EBITDA to cash interest expense of not less than 2.5 to 1.0; and (iii) consolidated current assets, including the unused amount of the total commitments but excluding current non-cash assets, to consolidated current liabilities, excluding non-cash liabilities and current maturities of debt (to the extent such payments are not past due), of not less than 1.0 to 1.0, all calculated pursuant to the requirements under Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging; ASC Topic 410, Asset Retirement and Environmental Obligations and ASC Topic 360, Property, Plant and Equipment.  All financial covenants are calculated using our consolidated financial information and are discussed below.

The reserve-based credit facility also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, guaranties not being valid under the reserve-based credit facility and a change of control.  A change of control is generally defined as the occurrence of both of the following events: (i) wholly-owned subsidiaries of Constellation Energy Group, Inc. are the owner of 20% or less of an interest in us (which has now occurred) and (ii) any person or group of persons acting in concert are the owner of more than 35% of an interest in us.  These events have not both occurred, so a change in control had not occurred as of March 31, 2014.  If an event of default occurs, the lenders will be able to accelerate the maturity of the reserve-based credit facility and exercise other rights and remedies.  The reserve-based credit facility contains a condition to borrowing and a representation that no material adverse effect (MAE) has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole.  If a MAE were to occur, we would be prohibited from borrowing under the reserve-based credit facility and would be in default, which could cause all of our existing indebtedness to become immediately due and payable.

The reserve-based credit facility limits our ability to pay distributions to unitholders.  We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of our borrowing base, after giving effect to the proposed distribution.  Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses.  As of March 31, 2014, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

Compliance with Debt Covenants

At March 31, 2014, we were in compliance with the financial covenants contained in our reserve-based credit facility.  We monitor compliance on an on-going basis.

If we are unable to remain in compliance with the financial covenants contained in our reserve-based credit facility or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of our reserve-based credit facility, such that our outstanding debt could become then due and payable.  We may request waivers of compliance from the violated covenants from the lenders, but there is no assurance that such waivers would be granted.

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties.  As of March 31, 2014, our borrowing base was $55.0 million.  The borrowing base is re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.

Funds Available for Borrowing

As of March 31, 2014 and 2013, we had $50.7 million and $34.0 million, respectively, in outstanding debt under our reserve-based credit facility. As of March 31, 2014, we had $4.3 million available under our reserve-based credit facility.

Subsequent to March 31, 2014, we had the following activity on our reserve-based credit facility.  On April 1, 2014, in connection with the PostRock litigation settlement, we borrowed $2.5 million.  On April 4, 2014, we borrowed an additional $1.25 million in connection with the purchase of assets in LaSalle Parish, Louisiana.  We repaid $2.5 million of the borrowings on May 1, 2014.  On May 6, 2014, our borrowing base under our reserve-based credit facility was increased from $55.0 million to $70.0 million.  On May 13, 2014, we borrowed an additional $2.0 million, which was repaid on May 15, 2014, resulting in a borrowing capacity of approximately $18.0 million available under our reserve-based credit facility as of that date.

Debt Issue Costs

As of March 31, 2014, our unamortized debt issue costs were approximately $0.8 million. These costs are being amortized over the life of our reserve-based credit facility.  At December 31, 2013, our unamortized debt issue costs were approximately $0.8 million.

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

The following table is a reconciliation of the ARO (in thousands):

	March 31,	December 31,
	2014	2013
Asset retirement obligation, beginning balance	$9,513	$7,665
Liabilities added from acquisitions	-	1,088
Liabilities added from drilling	18	244
Settlements	-	(3)
Accretion expense	150	519
Asset retirement obligation, ending balance	$9,681	$9,513

       Additional asset retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligations. At March 31, 2014, and December 31, 2013, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.

9. COMMITMENTS AND CONTINGENCIES

         On August 30, 2013, a lawsuit was filed in the Chancery Court of the State of Delaware by CEPM, Gary M. Pittman and John R. Collins against the Company, certain of its officers and managers, SOG and SEP I in connection with the Company’s closing on August 9, 2013 of the purchase of oil and natural gas properties from SEP I and the issuance of units in connection therewith.  The plaintiffs contended, among other things, that the issuance of the units to SEP I in connection with the acquisition was not permitted under the Company’s operating agreement, that Messrs. Pittman and Collins should not have been removed as the Class A managers of the Company’s board of managers, and that SEP I, SOG and our current Class A managers participated in bad faith conduct of the other defendants and interfered with CEPM’s contractual rights under the Company’s operating agreement. The plaintiffs alleged claims against the Company and certain of its managers and officers relating to breach of contract, breach of the duty of good faith, and breach of the implied covenant of good faith and fair dealing; the plaintiffs also alleged aiding and abetting and tortuous interference claims against SOG, SEP I and our current Class A managers.  The plaintiffs sought, among other things, declaratory relief reappointing Messrs. Pittman and Collins to the Company’s board of managers and removing our current Class A managers therefrom, and an injunction against the Company taking any further action outside the ordinary course of business during the pendency of the litigation, declaratory relief rescinding the units issued by the Company to SEP I, declaratory relief that CEPM had sole voting power with respect to the outstanding Class A units, declaratory relief that the Company’s officers and managers breached fiduciary and contractual duties and were not entitled to indemnification from the Company as a result thereof, and monetary damages.  On March 31, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  As a result of the settlement, the Class A units acquired by SEP I in the August 2013 transaction will be returned to CEP and cancelled in exchange for $0.8 million; CEPM will transfer 100% of its Class A units to SEP I and 414,938 of CEP’s Class B units to SEP I in exchange for an aggregate payment of $1.0 million from SEP I, and CEP will pay $6.5 million to CEPM.  In addition, pursuant to the terms of the settlement, CEPM agreed to sell its remaining Class B units over the next nine months, with SEP I providing up to a $5.0 million backstop payment to CEPM to the extent proceeds received by CEPM from such sale do not meet or exceed a specified amount.  As a result of the settlement, the settling parties filed a stipulation in the Court of Chancery of the State of Delaware seeking to lift the preliminary injunction issued on December 3, 2013, and the litigation was dismissed with prejudice.  The settlement also included mutual releases between the plaintiffs and defendants.  In connection with the settlement, we received $1.25 million on April 10, 2014, under our directors and officers insurance policy.

  On February 28, 2014, a lawsuit was filed in the Chancery Court of the State of Delaware by CEPH against the Company (the Exelon Litigation) seeking repayment of suspended distributions in relation to the Class D Interests held by CEPH.  In 2006, Constellation Holding, Inc (CHI), which merged with and into CEPH in December 2012, purchased the Company’s Class D Interests for $8.0 million.  The $8.0 million was to be repaid to CEPH in quarterly distributions of $333,333.33 over a period of six years; however, these distributions could be temporarily suspended if a dispute arose over pricing formulas related to the sale of natural gas from the Robinson’s Bend properties.  A dispute arose, so the distributions were suspended pursuant to the Company’s operating agreement and never reinstated.  CEPH contends, among other things, that the Company breached its contract to pay the quarterly distributions, acted in bad faith and received unjust enrichment by suspending the quarterly distributions.  The Company believes that the allegations contained in the lawsuit are without merit and is vigorously defending itself against the claims raised in the complaint.  In conjunction with its defense in the Exelon Litigation, the Company anticipates that it will incur legal and other costs that may have a material effect on available cash which could impact CEP’s ability to make distributions.

10. RELATED PARTY TRANSACTIONS

Unit Ownership

PostRock, Exelon and SOG, through subsidiaries, own a portion of our outstanding units. As of March 31, 2014, CEPM, a subsidiary of PostRock, owned 484,505, or 30%, of our Class A units and 5,918,894 of our Class B common units. CEPH, a subsidiary of Exelon, owned all of our Class C management incentive interests and all of our Class D interests as of March 31, 2014. SEP I, a subsidiary of SOG, owned 1,130,512, or 70%, of our Class A units and 4,724,407 of our Class B common units as of March 31, 2014.

PostRock-Related Announcements

In 2011, PostRock acquired certain of our Class A units and Class B common units in two separate transactions which represented a 21.3 % ownership interest in us at March 31, 2014.  Approval of the purchase of these units was neither required nor given by our board of managers or conflicts committee.  We believe PostRock is now an “interested unitholder” under Section 203 of the Delaware General Corporation Law, which is applicable to us pursuant to our operating agreement.  Section 203, as it applies to us, prohibits an interested unitholder, defined as a person who owns 15% or more of our outstanding common units, from engaging in business combinations with us for three years following the time such person becomes an interested unitholder without the approval of our board of managers and the vote of 66 2/3% of our outstanding Class B common units, excluding those held by the interested unitholder.  Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested unitholder, including mergers, asset sales and other transactions in which the interested unitholder receives a benefit on other than a pro rata basis with other unitholders.  In addition to limiting our ability to enter into transactions with PostRock or its affiliates, this provision of our operating agreement could have an anti-takeover effect with respect to transactions not approved in advance by our board of managers, including discouraging takeover attempts that might result in a premium over the market price for our common units.  We believe the Section 203 restrictions related to these unit purchases expire in December 2014.

Sanchez-Related Announcements

In August 2013, SOG acquired certain of our Class A units and Class B common units and one Class Z unit in one transaction which represented a 19.5% ownership interest in us at March 31, 2014.  These units were issued to SOG, along with cash, in exchange for oil and natural gas properties located in Texas and Louisiana.

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

In order to address the risks of early termination, without the prior consent of our board of managers, of the sharing arrangement in respect of the calculation of amounts payable to the Trust for the NPI and the potential reduction in our revenues resulting therefrom, CHI contributed $8.0 million to us for all of our Class D interests.  This contribution was potentially to be distributed to CHI in 24 distributions over a period of approximately six years if the sharing arrangement remained in effect during that period.  If the amounts payable by us to the Trust were not calculated based on the continued applicability of the sharing arrangement through December 31, 2012, unless such change was approved in advance by our board of managers and our conflicts committee, the following would occur:  the Class D interests would cease receiving the cash distributions; and the Class D interest would only be returned the remaining undistributed amount of the $8.0 million contribution under certain circumstances upon our liquidation.

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

Class Z Unit

        SOG holds the one Class Z unit of CEP.  This one unit is a non-voting unit, except for voting as a separate class to approve the issuance of additional Company securities, other than Class B common units, prior to the issuance of such securities.  The Class Z unit is a non-economic interest, without any right to participate in distributions or allocations.

 11. UNIT-BASED COMPENSATION

We have the following unit-based compensation plans:

We have the 2009 Omnibus Incentive Compensation Plan (Omnibus Plan), which is a plan under which restricted common unit awards are granted to certain employees in Texas.  The Omnibus Plan provides for a variety of unit-based and performance-based awards, including unit options, restricted units, unit grants, notional units, unit appreciation rights, performance awards and other unit-based awards.  Awards under the Omnibus Plan may be paid in cash, units or any combination thereof as determined by the compensation committee of our board of managers.

Restricted unit activity (number of units) under the Omnibus Plan was as follows:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit

Outstanding at December 31, 2013	336,551	$3.29
Vested	(171,692)	3.33
Granted	-	-
Returned/Cancelled	(57,214)	3.33
Outstanding at March 31, 2014	107,645	$3.20

We have the Long-Term Incentive Plan (L-TIP), which is a plan under which restricted common unit awards are granted to certain field employees in Alabama, Kansas and Oklahoma and to certain employees in Texas.

Restricted unit activity (number of units) under the L-TIP Plan was as follows:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit

Outstanding at December 31, 2013	43,776	$2.87
Vested	(16,415)	2.87
Granted	-	-
Returned/Cancelled	(5,469)	2.87
Outstanding at March 31, 2014	21,892	$2.87

We recognized approximately $0.1 million and $0.4 million of non-cash compensation expense related to our unit-based compensation plans in the three months ended March 31, 2014, and March 31, 2013, respectively. As of March 31, 2014, we had approximately $0.4 million in unrecognized compensation expense related to our unit-based non-cash compensation plans expected to be recognized through the first quarter of 2015.

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

13. MEMBERS’ EQUITY

2014  Equity

At March 31, 2014, we had 1,615,017 Class A units and 28,399,502 Class B common units outstanding, which included 129,537 unvested restricted common units issued under our L-TIP Plan and 342,803 unvested restricted common units issued under our Omnibus Plan.

At  March 31, 2014, we had granted 341,265 common units of the 450,000 common units available under our L-TIP Plan. Of these grants, 319,373 have vested.

At March 31, 2014, we had granted 1,309,452 common units of the 1,650,000 common units available under our Omnibus Plan. Of these grants, 1,201,807 have vested.

For the three months ended March 31, 2014,  62,683 common units were tendered by our employees for tax withholding purposes.  These units, costing approximately $0.2 million, were returned to their respective plan and are available for future grants.

2013 Equity

At December 31, 2013, we had 1,615,017 Class A units and 28,462,185 Class B common units outstanding, which included 43,776 unvested restricted common units issued under our L-TIP Plan and 336,551 unvested restricted common units issued under our Omnibus Plan.

At December 31, 2013, we had granted 346,734 common units of the 450,000 common units available under our L-TIP Plan. Of these grants, 302,958 have vested.

At December 31, 2013, we had granted 1,366,666 common units of the 1,650,000 common units available under our Omnibus Plan. Of these grants, 1,030,115 have vested.

         For the three months ended December 31, 2013, 139,810 common units were tendered by our employees for tax withholding purposes. These units, costing approximately $0.2 million,  were returned to their respective plan and are available for future grants.

14. SUBSEQUENT EVENTS

The following  events have occurred subsequent to the date of the balance sheet and prior to the filing of this Quarterly Report on Form 10-Q that could have a material impact on our consolidated financial statements or results of operations:

Acquisition of Properties

On April 9, 2014, we acquired a 20% working interest in 9 producing wells and other assets for $1.4 million.  These assets are located in LaSalle Parish, Louisiana and are operated by SOG.  This purchase became effective May 1, 2014.

Settlement of PostRock Litigation

In connection with the settlement of the PostRock litigation settlement, discussed in Note 9, we received $1.25 million on April 10, 2014, under our directors and officers insurance policy.  This amount has been reflected as a reduction in general and administrative expense for the three months ended March 31, 2014, and included in accounts receivable, net at March 31, 2014.

Derivative Transactions

We entered into three new commodities swap transactions on April 29, 2014.  Under these swap transactions we hedged  52,243 barrels of oil for the period May 2014 through December 2014 at a fixed price of $98.01 per barrel;  83,017 barrels of oil for the period January 2015 through December 2015 at a fixed price of $91.07 per barrel and 148,853 barrels of oil for the period January 2016 through December 2016 at a price of $85.70 per barrel.

Increase in Reserve-Based Credit Facility Borrowing Capacity

On May 6, 2014, our borrowing base under our reserve-based credit facility was increased from $55.0 million to $70.0 million.  The lenders and their percentage commitments in the reserve-based credit facility remained the same.

Shared Services Agreement

On May 8, 2014, the Company and SP Holdings, LLC (the Manager), an affiliate of SOG, entered into a Shared Services Agreement (the Services Agreement) pursuant to which Manager will provide all services that the Company requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.  In connection with providing the services under the Services Agreement, Manager will receive compensation consisting of:  (i) a quarterly fee equal to 0.375% of the value of the Company’s properties other than its assets located in the Mid-Continent region, (ii) a $1,000,000 administrative fee, with $500,000 paid on May 8, 2014 and $500,000 to be paid on the date that Manager provides notice of its commitment to provide services under the Shared Services Agreement (the In-Service Date), (iii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iv) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, will be paid in cash unless Manager elects for such fee to be paid in equity by the Company.  In addition, upon the first acquisition of assets from an affiliate of Manager, the Company is required to amend its operating agreement and issue a new class of incentive distribution rights to Manager.

The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both Manager and the Company provide notice to terminate the agreement.  The Services Agreement can be terminated early (i) by either party at any time after 24 months from the In-Service Date with six months’ notice to the other party, (ii) by either party if there is an uncured material breach thereunder by the other party or (iii) by the Company if there is a change in control of Manager and the Company pays the termination payment discussed below.  If there is a termination of the Services Agreement other than by either party at the end of the agreement’s term, by the Company for a breach by Manager, by Manager because the conditions precedent to the In-Service Date have not been satisfied or by either party because the In-Service Date has not occurred by December 31, 2014, then the Company will owe a termination payment to Manager equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated; if the Company terminates after the 24-month anniversary of the In-Service Date upon six months’ notice, the Company will also owe to Manager all costs and expenses of Manager that result from such termination.

Contract Operating Agreement

On May 8, 2014, the Company and SOG entered into a Contract Operating Agreement (the Operating Agreement) pursuant to which SOG has agreed either to provide all services to operate, develop and produce the Company’s oil and natural gas properties or to engage a third-party operator to do so, other than with respect to the Company’s properties in the Mid-Continent region.  In connection with providing services under the Operating Agreement, SOG will be reimbursed for all direct charges incurred under COPAS.

Transition and Assistance Agreement

On May 8, 1014, the Company, Manager and SOG entered into a Transition and Assistance Agreement (the Transition Agreement) pursuant to which the Company has agreed to make available to Manager and SOG certain of the Company’s employees for SOG or Manager to provide services under the Services Agreement and Operating Agreement.  No compensation is paid by any party for the provision or use of employees under the Transition Agreement.  All employees remain under the day-to-day control of the Company, and the Company retains the right to terminate employees and has no obligation to hire new employees.  SOG has the right to hire any Company employees and thereafter, SOG will be responsible for all costs and expenses for such employees.

Seismic License Agreement

On May 8, 2014, the Company, SOG and certain subsidiaries of the Company entered into a Geophysical Seismic Data Use License Agreement (the License Agreement) pursuant to which SOG provides to the Company a non-exclusive, royalty-free license to use seismic, geophysical and geological information relating to the Company’s oil and natural gas properties that is proprietary to SOG and not restricted by agreements that SOG has with landowners or seismic data vendors.

Compensation Awards

On May 6, 2014, the Compensation Committee of the Company’s Board of Managers awarded retention awards of notional or phantom units to certain employees of the Company, including the Chief Executive Officer and Chief Financial Officer, to induce them to remain employed with the Company for a certain period of time.  The awards were granted under the Company’s Omnibus Plan and L-TIP Plan.  Under the terms of the awards, the notional or phantom units will fully vest on the earliest to occur of March 15, 2015, the occurrence of the In-Service Date or the consummation of a change of control, as defined in the applicable award agreement.  Any notional or phantom units that are unvested on the date on which the recipient’s employment with the Company is terminated shall be forfeited.

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

How We Evaluate our Operations

Non-GAAP Financial Measure—Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted by:

•interest (income) expense, net which includes:

•  interest expense

•interest expense (gain)/loss mark-to-market activities

•  interest (income)

•depreciation, depletion and amortization;

•asset impairments;

•accretion expense;

•(gain) loss on sale of assets;

•unit-based compensation programs;

•gain on mark-to-market activities;

•loss on mark-to-market activities; and

•loss on discontinued operations;

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

The following table presents a reconciliation of net loss to Adjusted EBITDA, our most directly comparable U.S. GAAP performance measure, for each of the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Net loss	$(2,939)	$(13,332)
Adjusted by:
Interest expense, net	525	1,352
Depreciation, depletion and amortization	4,050	4,798
Asset impairments	149	-
Accretion expense	150	123
Gain on sale of assets	(7)	(6)
Unit-based compensation programs	101	401
Gain on mark-to-market activities	(140)	(328)
Loss on mark-to-market activities	5,137	9,613
Loss on discontinued operations	-	2,686
Adjusted EBITDA	$7,026	$5,307

Our Adjusted EBITDA from our continuing operations was $7.0 million for the three months ended March 31, 2014, which is higher than our Adjusted EBITDA of $5.3 million in the same period in 2013. The increase is the result of increased oil production due to the Texas and Louisiana acquired properties and higher natural gas prices.

          During 2014, we intend to continue focusing our efforts on developing oil opportunities on our existing properties in the Mid-Continent region, Texas and Louisiana while pursuing opportunities to acquire additional properties in our operating area or merger and acquisition opportunities. Our forecasted capital spending for 2014 of $20 million to $22 million is unchanged.  We anticipate managing our business to operate within the cash flows that are generated by our existing asset base.

Significant Operational Factors

•      Realized Prices. Our average realized prices for the three months ended March 31, 2014, were  $5.86 per Mcfe for natural gas and $80.10 per barrel for oil, including hedge settlements and $5.28 per Mcf for natural gas and and $81.13 per barrel for oil, excluding hedge settlements. After deducting the cost of sales associated with our third party gathering, our average realized prices were $5.65 per Mcf for natural gas and $75.70 per barrel for oil, including hedge settlements and $5.07 per Mcf for natural gas and $76.72 per barrel for oil, excluding hedge settlements.

•      Production. Our production for the three months ended March 31, 2014, was 2.2 Bcfe, or an average of 24,784 Mcfe per day, compared with approximately 2.0 Bcfe, or an average of 22,333 Mcfe per day, for the three months ended March 31, 2013. Our oil production increased 70.1% for the three months ended March 31, 2014 when compared to the same period in 2013. Our 2014 production was higher than the production for the same period in 2013 because of the increase in oil and natural gas production and higher market prices for natural gas.

•      Capital Expenditures and Drilling Results. During the first three months of 2014, we spent approximately $2.7 million in cash capital expenditures, consisting of $1.5 million in development expenditures focused on oil completions in the Cherokee Basin and $1.2 million in development expenditures focused on SEP I acquired properties. We completed 4 net wells and 3 net recompletions during the three months ended March 31, 2014 and had 1 net well and net recompletion in progress at March 31, 2014.  During the first three months of 2014, our daily average net oil and liquids production increased to 907 barrels from our average daily net production of 533 barrels for the same time period of 2013.

•      Hedging Activities. All of our commodity and interest rate derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2014, the non-cash mark-to-market loss for our commodity derivatives was approximately $5.0 million, compared to a non-cash mark-to-market loss of $9.3 million for the same period in 2013.

•      Debt Reduction. We reduced our outstanding debt from a high of $220.0 million in 2009 to $50.7 million as of March 31, 2014. At March 31, 2014, we had $50.7 million in outstanding debt and $4.3 million in unused borrowing capacity under our reserve-based credit facility.

 Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated (dollars in thousands):

	For the Three Months Ended

	March 31,		Variance
	2014	2013	$	%

Revenues:
Natural gas sales at market price	$8,423	$4,391	$4,032	91.8%
Natural gas hedge settlements	1,007	4,544	(3,537)	-77.8%
Natural gas mark-to-market activities	(4,174)	(8,481)	4,307	-50.8%
Natural gas total	5,256	454	4,802	1,058%
Oil and liquids sales	6,624	4,351	2,273	52.2%
Oil hedge settlements	(84)	161	(245)	-152.2%
Oil mark-to-market activities	(823)	(804)	(19)	2.4%
Oil and liquids total	5,717	3,708	2,009	54.2%
Miscellaneous income	768	938	(170)	-18.1%
Total revenues	11,741	5,100	6,641	130.2%
Operating expenses:
Lease operating expenses	5,120	4,236	884	20.9%
Cost of sales	360	420	(60)	-14.3%
Production taxes	772	487	285	58.5%
General and administrative	3,571	4,404	(833)	-18.9%
Gain on sale of assets	(7)	(6)	(1)	16.7%
Depreciation, depletion and amortization	4,050	4,798	(748)	-15.6%
Asset impairments	149	-	149	100.0%
Accretion expenses	150	123	27	22.0%
Total operating expenses	14,165	14,462	(297)	-2.1%
Other expenses (income):
Interest expense	525	4,016	(3,491)	-86.9%
Interest income-Gain from mark-to-market activities	-	(2,664)	2,664	-100.0%
Other income	(10)	(68)	58	-85.3%
Total other expenses	515	1,284	(769)	-59.9%
Total expenses	14,680	15,746	(1,066)	-6.8%
Loss on discontinued operations	-	(2,686)	2,686	100.0%
Net loss	$(2,939)	$(13,332)	$10,393	-78.0%

	For the Three Months Ended
	March 31,		Variance
	2014	2013	$	%

Net production:
Natural gas production (MMcf)	1,741	1,723	18	1.0%
Oil and liquids production (MBbl)	82	48	34	70.1%
Total production (MMcfe)	2,231	2,010	221	11.0%
Average daily production (Mcfe/d)	24,784	22,333	2,451	11.0%
Total production (MBOE)	372	335	37	10.9%
Average daily production (BOE/d)	4,131	3,724	407	10.9%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$5.86	$5.73	$0.13	2.2%
Natural gas price per Mcf without hedge settlements	$5.28	$3.09	$2.19	70.7%
Oil and liquids price per Bbl with hedge settlements	$80.10	$94.00	$(13.90)	-14.8%
Oil and liquids price per Bbl without hedge settlements	$81.13	$90.65	$(9.51)	-10.5%
Total price per Mcfe with hedge settlements	$7.50	$7.16	$0.35	4.8%
Total price per Mcfe without hedge settlements	$7.09	$4.82	$2.27	47.2%
Total price per BOE with hedge settlements	$45.02	$42.92	$2.11	4.9%
Total price per BOE without hedge settlements	$42.54	$28.88	$13.66	47.3%
Average unit costs per Mcfe:
Field operating expenses(a)	$2.64	$2.35	$0.29	12.4%
Lease operating expenses	$2.30	$2.11	$0.19	8.9%
Production taxes	$0.35	$0.24	$0.10	42.8%
General and administrative	$1.60	$2.19	$(0.59)	-26.9%
General and administrative w/o unit-based compensation	$1.56	$1.99	$(0.44)	-21.9%
Depreciation, depletion and amortization	$1.82	$2.39	$(0.57)	-23.9%
Average unit costs per BOE:
Field operating expenses(a)	$15.85	$14.09	$1.76	12.5%
Lease operating expenses	$13.77	$12.64	$1.13	9.0%
Production taxes	$2.08	$1.45	$0.62	42.9%
General and administrative	$9.61	$13.14	$(3.53)	-26.9%
General and administrative w/o unit-based compensation	$9.33	$11.95	$(2.62)	-21.9%
Depreciation, depletion and amortization	$10.89	$14.32	$(3.42)	-23.9%

(a)   Field operating expenses include lease operating expenses (average production costs) and production taxes.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Oil and natural gas sales. Unhedged oil and liquid sales increased $2.2 million, or 52.2%, to $6.6 million for the three months ended March 31, 2014, compared to $4.4 million for the same period in 2013. Unhedged natural gas sales increased $4.0 million, or 91.8%, to $8.4 million for the three months ended March 31, 2014, compared to $4.4 million for the same period in 2013. With hedges and mark-to-market activities, our total revenue increased $6.6 million when compared to the same period in 2013. Of this increase, $5.1 million was attributable to higher market prices for our natural gas and oil production, $4.3 million in higher mark-to-market activities and $1.0 million in higher volume variance, partially offset by $3.8 million attributable to lower cash hedge settlements from our hedge program. Production for the three months ended March 31, 2014 was 2.2 Bcfe, which was 0.2 Bcfe higher than the same period in 2013. We hedged all of our actual consolidated production volumes sold through March 31, 2014, and the same through March 31, 2013.  Oil production  increased approximately 70% during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as a result of our acquisition and development of properties located in Texas and Louisiana.

Cash hedge settlements received for our commodity derivatives were approximately $0.9 million for the three months ended March 31, 2014. Cash hedge settlements received for our commodity derivatives were approximately $4.7 million for the three months ended March 31, 2013. This difference is due to changes in hedge prices, hedged volumes and market prices for natural gas and oil during 2013 and 2014.

As discussed below, our non-cash mark-to-market activities increased by $4.3 million for the three months ended March 31, 2014, compared to the same period in 2013. Our realized prices before our hedging program increased from 2013 to 2014 primarily due to net higher market prices for our natural gas production. This was offset by our hedging program and the mark-to-market gains and losses discussed below.

 Hedging and mark-to-market activities. All of our derivatives are accounted for as mark-to-market activities. For the three months ended March 31, 2014, the non-cash mark-to-market loss was approximately $5.0 million, compared to a non-cash mark-to-market loss of $9.3 million for the same period in 2013. The 2014 non-cash loss represents approximately $5.0 million from the impact of lower future expected oil and natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities while non-performance risk was not a factor. The 2013 non-cash loss represented approximately $9.2 million from the impact of future expected oil and natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities, offset by $0.1 million related to non-performance risk associated with our counterparties.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended March 31, 2014, lease operating expenses increased $0.9 million, or 20.9%, to $5.1 million, compared to expenses of $4.2 million for the same period in 2013. This increase in lease operating expenses is primarily related to $0.8 million in higher expenses due to the SEP I acquisition.  By category, our lease operating expenses were higher in 2014, compared to 2013, by $0.9 million due to an increase of $0.5 million in non-operated lease operating expenses, $0.2 million in higher insurance costs, $0.1 million in higher labor and benefits expenses and $0.1 million in higher parts and supplies costs.

For the three months ended March 31, 2014, per unit lease operating expenses were $2.30 per Mcfe compared to $2.11 per Mcfe for the same period in 2013.

For the three months ended March 31, 2014, production taxes increased $0.3 million, or 58.5%, to $0.8 million, compared to expenses of $0.5 million for the same period in 2013. This increase is primarily the result of higher market prices for natural gas and oil in 2014.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, and other costs not directly associated with field operations. General and administrative expenses decreased $0.8 million, or 18.9%, to $3.6 million for the three months ended March 31, 2014, compared to $4.4 million for the same period in 2013. Our general and administrative expenses were lower in 2014 due to an insurance reimbursement of $1.2 million related to the PostRock litigation settlement, $0.7 million in lower severance costs, $0.3 million in lower unit-based compensation, $0.2 million in lower labor and incentive compensation costs and $0.1 million in lower consulting and audit fees, partially offset by $1.7 million in higher legal costs related to the PostRock litigation.

Our per unit costs were $1.60 per Mcfe for the three months ended March 31, 2014, as compared to $2.19 per Mcfe for the same period in 2013.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2014 was $4.1 million, or $1.82 per Mcfe, compared to $4.8 million, or $2.39 per Mcfe, for the same period in 2013. This decrease in depreciation, depletion, and amortization reflects the decrease in our reserve base at March 31, 2014. Our other assets are depreciated using the straight-line basis. Consistent with our prior practice, we used our 2013 reserve report to calculate our depletion rate during the first three quarters of 2014 and will use our 2014 reserve report to record our depletion in the fourth quarter of 2014.

For the three months ended March 31, 2014, our non-cash impairment charges were approximately $0.1 million to impair the value of our oil and natural gas fields in Texas and Louisiana and for the three months ended March 31, 2013, we did not have an impairment to record.

Interest expense. Interest expense for the three months ended March 31, 2014 decreased $0.8 million, or 61.2%, to $0.5 million, compared to $1.3 million for the same period in 2013. This decrease was due to a lower average debt outstanding balance during the first quarter of 2014 compared to the first quarter of 2013, along with a lower average interest rate. The average interest rate on our outstanding debt was approximately 3.7% at March 31, 2014 compared to 5.7% during the same period in 2013.

Liquidity and Capital Resources

During the first quarter of 2014, we utilized our cash flow from operations as our primary source of capital to fund our operating and capital programs. Our primary use of capital during this time was for development of existing oil opportunities within our existing asset base in the Mid-Continent and Gulf Coast regions.

Based upon our current business plan for 2014,  we anticipate that we will continue to generate sufficient operating cash flows to meet our working capital needs and fund a planned capital expenditure program between $20.0 million and $22.0 million.  We will be monitoring the capital resources available to us to meet our future financial obligations and our planned 2014 capital expenditures. Our current expectation is that we will continue managing our business to operate within the cash flows that are generated. Given our focus on debt reduction, our quarterly distributions to our unitholders remained suspended through the first quarter of 2014. We were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business and the payment of fees and expenses) from which to pay distributions.

Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. We routinely monitor and adjust our capital expenditures and operating expenses in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility and internally generated cash flow. Based upon current oil and natural gas price expectations, our existing hedge position and expected production levels in 2014, we anticipate that our cash flow from operations can meet our planned capital expenditures and other cash requirements for the next twelve months without increasing our debt. If needed, we may issue additional equity securities to raise additional capital. Future cash flows and our borrowing capacity are subject to a number of variables, including oil and natural gas production, the market prices for those products and our hedge position. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our reduced debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

Sources of Debt and Equity Financing

As of March 31, 2014, the borrowing base under our reserve-based credit facility was $55.0 million and we had $50.7 million of debt outstanding under the facility, leaving us with $4.3 million in unused borrowing capacity.  Our reserve-based credit facility matures on May 30, 2017.

Subsequent to March 31, 2014, we had the following activity on our reserve-based credit facility.  On April 1, 2014, in connection with the PostRock litigation settlement, we borrowed $2.5 million.  On April 4, 2014, we borrowed an additional $1.25 million in connection with the purchase of assets in LaSalle Parish, Louisiana.  We repaid $2.5 million of the borrowings on May 1, 2014.  On May 6, 2014, our borrowing base under our reserve-based credit facility was increased from $55.0 million to $70.0 million.  On May 13, 2014, we borrowed an additional $2.0 million which was repaid on May 15, 2014, resulting in a borrowing capacity of approximately $18.0 million available under our reserve-based credit facility as of that date.

Cash Flow from Operations

Our net cash flow provided by operating activities for the three months ended March 31, 2014 was $6.5 million, compared to $1.5 million for the same period in 2013. This $5.0 million increase in operating cash flow is attributable to the impact of $6.3 million in higher oil, liquids and natural gas sales.

Our cash flow from operations is subject to many variables, the most significant of which are the volatility of market prices for oil and natural gas, our hedging program and our level of production of oil and natural gas. Our future cash flow from operations will depend on our ability to maintain and increase production through our development program, acquisitions and successful execution of our hedging program. For additional information on our business plan, refer to “Outlook”.

Open Commodity Hedge Position

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties.

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

 Investing Activities—Acquisitions and Capital Expenditures

Cash used by investing activities was $2.6 million for the three months ended March 31, 2014, compared to cash provided by investing activities of $56.4 million for the same period in 2013. Our cash capital expenditures were $2.7 million, consisting of $1.5 million in development expenditures focused on oil completions in the Cherokee Basin and $1.2 million in development expenditures focused on SEP I properties. We completed four net wells and three net recompletions during the three months ended March 31, 2014 and had one net well and net recompletion in progress at March 31, 2014.

Our cash capital expenditures were $2.5 million for the three months ended March 31, 2013, which primarily consisted of $2.4 million in development expenditures in the Cherokee Basin and $0.1 million to acquire certain additional natural gas wells in the Cherokee Basin. We completed 12 net wells and five net recompletions during the first three months of 2013 and had four net wells and four net recompletions in progress at March 31, 2013. We also sold our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama for net proceeds, after customary costs and working capital adjustments, of approximately $58.9 million.

 Financing Activities

We had $0.2 million net cash used by financing activities for the three months ended March 31, 2014, compared to $50.2 million used by financing activities for the same period in 2013.  We used $0.2 million during the three months ended March 31, 2014 to fund the cost of units tendered by employees for tax withholdings for unit-based compensation.

Our net cash used by financing activities was $50.2 million for the three months ended March 31, 2013. We borrowed $0.2 million in short-term borrowings under our reserve-based credit facility for working capital purposes. During the first three months of 2013, we used $50.2 million to reduce our outstanding debt. This debt reduction was funded by the proceeds from the sale of our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama. We also used $0.2 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through March 31, 2014, we have not suffered any significant losses with our counterparties as a result of non-performance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (Macquarie), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received guarantees from Macquarie Bank Limited for up to $2.0 million in purchases through December 31, 2015 and up to $2.0 million in purchases through January 31, 2016. As of March 31, 2014, we had no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (Scissortail), a subsidiary of Kinder Morgan Energy Partners, L.P., purchases a portion of our natural gas production in Oklahoma and Kansas. As of March 31, 2014, we have no past due receivables from Scissortail.

ONEOK Energy Services Company, L.P.

ONEOK Energy Services Company, L.P. (ONEOK), a subsidiary of ONEOK, Inc., purchases a portion of our natural gas production in Oklahoma and Kansas. We have received a guarantee from ONEOK, Inc. for up to $3.0 million in purchases through June 30, 2014. As of March 31, 2014, we have no past due receivables from ONEOK.

Derivative Counterparties

As of March 31, 2014, all of our derivatives are with Societe Generale, a lender in our reserve-based credit facility, and The Bank of Nova Scotia. All of our derivatives are currently collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of March 31, 2014, each of these financial institutions had an investment grade credit rating.

Reserve-Based Credit Facility

As of March 31, 2014, the banks and their percentage commitments in our reserve-based credit facility are: Societe Generale (36.36%), OneWest Bank, FSB (36.36%), and BOKF NA, dba Bank of Oklahoma (27.28%). As of March 31, 2014, each of these financial institutions has an investment grade credit rating.

 Outlook

During 2014, we expect that our business will continue to be affected by the factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following key industry and economic trends. Our expectation is based upon key assumptions and information currently available to us. To the extent that our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Full Year 2014 Expected Results

Our 2014 business plan and forecast is focused on prioritizing oil production in the execution of our capital program, actively managing our operating expenses and actively pursuing merger and acquisition opportunities that could lead to enhanced unitholder value. We currently expect our operating environment to be characterized by continued low natural gas prices, stable oil prices and the pressure to reduce operating expenses.

For 2014, we currently anticipate:

•Our production to be in a range of 8.1 Bcfe to 9.3 Bcfe, approximately 93% of which is currently hedged.

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

As of March 31, 2014, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 27, 2014. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of CEP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2014 (the Evaluation Date). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

During the three months ended March 31, 2014, there were no changes in CEP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, CEP’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On August 30, 2013, a lawsuit was filed in the Chancery Court of the State of Delaware by CEPM, Gary M. Pittman and John R. Collins against the Company, certain of its officers and managers, SOG and SEP I in connection with the Company’s closing on August 9, 2013 of the purchase of oil and natural gas properties from SEP I and the issuance of units in connection therewith.  The plaintiffs contended, among other things, that the issuance of the units to SEP I in connection with the acquisition was not permitted under the Company’s operating agreement, that Messrs. Pittman and Collins should not have been removed as the Class A managers of the Company’s board of managers, and that SEP I, SOG and our current Class A managers participated in bad faith conduct of the other defendants and interfered with CEPM’s contractual rights under the Company’s operating agreement. The plaintiffs alleged claims against the Company and certain of its managers and officers relating to breach of contract, breach of the duty of good faith, and breach of the implied covenant of good faith and fair dealing; the plaintiffs also alleged aiding and abetting and tortuous interference claims against SOG, SEP I and our current Class A managers.  The plaintiffs sought, among other things, declaratory relief reappointing Messrs. Pittman and Collins to the Company’s board of managers and removing our current Class A managers therefrom, and an injunction against the Company taking any further action outside the ordinary course of business during the pendency of the litigation, declaratory relief rescinding the units issued by the Company to SEP I, declaratory relief that CEPM had sole voting power with respect to the outstanding Class A units, declaratory relief that the Company’s officers and managers breached fiduciary and contractual duties and were not entitled to indemnification from the Company as a result thereof, and monetary damages.  On March 31, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  As a result of the settlement, the Class A units acquired by SEP I in the August 2013 transaction will be returned to CEP and cancelled in exchange for $0.8 million; CEPM will transfer 100% of its Class A units to SEP I and 414,938 of CEP’s Class B units to SEP I in exchange for an aggregate payment of $1.0 million from SEP I, and CEP will pay $6.5 million to CEPM.  In addition, pursuant to the terms of the settlement, CEPM agreed to sell its remaining Class B units over the next nine months, with SEP I providing up to a $5.0 million backstop payment to CEPM to the extent proceeds received by CEPM from such sale do not meet or exceed a specified amount.  As a result of the settlement, the settling parties filed a stipulation in the Court of Chancery of the State of Delaware seeking to lift the preliminary injunction issued on December 3, 2013, and the litigation was dismissed with prejudice.  The settlement also included mutual releases between the plaintiffs and defendants.  In connection with the settlement, we received $1.25 million on April 10, 2014, under our directors and officers insurance policy.

On February 28, 2014, a lawsuit was filed in the Chancery Court of the State of Delaware by CEPH against the Company (the Exelon Litigation) seeking repayment of suspended distributions in relation to the Class D Interests held by CEPH.  In 2006, Constellation Holding, Inc (CHI), which merged with and into CEPH in December 2012, purchased the Company’s Class D Interests for $8.0 million.  The $8.0 million was to be repaid to CEPH in quarterly distributions of $333,333.33 over a period of six years; however, these distributions could be temporarily suspended if a dispute arose over pricing formulas related to the sale of natural gas from the Robinson’s Bend properties.  A dispute arose, so the distributions were suspended pursuant to the Company’s operating agreement and never reinstated.  CEPH contends, among other things, that the Company breached its contract to pay the quarterly distributions, acted in bad faith and received unjust enrichment by suspending the quarterly distributions.  The Company believes that the allegations contained in the lawsuit are without merit and us vigorously defending itself against the claims raised in the complaint.  In conjunction with its defense in the Exelon Litigation, the Company anticipates that it will incur legal and other costs that may have a material effect on available cash which could impact CEP’s ability to make distributions.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the SEC on March 27, 2014. An investment in our Class B common units involves various risks. When considering an investment in us, careful consideration should be given to the risk factors described in our 2013 Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in us.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the SEC that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our business strategy:

•business strategy;

•acquisition strategy;

•financial strategy;

•ability to resume, maintain and grow distributions;

•drilling locations;

•oil, natural gas and natural gas liquids reserves;

•realized oil, natural gas and natural gas liquids prices;

•production volumes;

•lease operating expenses, general and administrative expenses and developmental costs;

•future operating results and

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

Item 5. Other Information

None.

Item 6. Exhibits

(a)The following documents are filed as a part of this Quarterly Report on Form 10-Q:

1.Financial Statements:

Condensed Consolidated Balance Sheets – Constellation Energy Partners LLC at March 31, 2014 and December 31, 2013

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) – Constellation Energy Partners LLC for the three months ended March 31, 2014 and March 31, 2013

Condensed Consolidated Statements of Cash Flows – Constellation Energy Partners LLC for the three months ended March 31, 2014 and March 31, 2013

Condensed Consolidated Statements of Changes in Members’ Equity – Constellation Energy Partners LLC for the three months ended March 31, 2014

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

CONSTELLATION ENERGY PARTNERS LLC (REGISTRANT)

Date: May 15, 2014	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Treasurer