Form 10-Q
period 2014-09-30
Sanchez Production Partners LLC
filed 2014-11-13
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 001-33147

Sanchez Production Partners LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3742489
(State of organization)	(I.R.S. Employer Identification No.)

1801 Main Street, Suite 1300 Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (832) 308-3700

Constellation Energy Partners LLC

(Former name, former address and former fiscal year, if changed since last report)

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

Common Units outstanding on November 10, 2014: 28,735,703 units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Natural gas sales	$9,153	$7,328	$21,752	$18,745
Oil sales	11,402	4,680	21,784	13,497
Liquids sales	841	123	1,690	377
Total revenues (See Note 5)	21,396	12,131	45,226	32,619
Expenses:
Operating expenses:
Lease operating expenses	5,296	5,191	15,598	13,332
Cost of sales	404	323	1,198	1,122
Production taxes	796	731	2,563	1,840
General and administrative	3,780	3,015	12,942	11,156
(Gain)/loss on sale of assets	-	31	(23)	8
Depreciation, depletion and amortization	4,836	5,491	13,206	15,056
Asset impairments	43	-	237	-
Accretion expense	151	163	451	409
Total operating expenses	15,306	14,945	46,172	42,923
Other expenses (income)
Interest expense	511	420	1,569	2,636
Other income	(76)	23	(220)	(149)
Total other expenses	435	443	1,349	2,487
Total expenses	15,741	15,388	47,521	45,410
Income (loss) from continuing operations	5,655	(3,257)	(2,295)	(12,791)
Loss from discontinued operations	-	-	-	(2,686)
Net income (loss)	$5,655	$(3,257)	$(2,295)	$(15,477)
Earnings (loss) per unit (See Note 2)
Earnings (loss) from continuing operations per unit
Class A units - Basic	$0.23	$(0.06)	$(0.05)	$(0.36)
Class B units - Basic	$0.19	$(0.12)	$(0.08)	$(0.52)
Class A units -Diluted	$0.23	$(0.06)	$(0.05)	$(0.36)
Class B units - Diluted	$0.19	$(0.12)	$(0.08)	$(0.52)
Loss from discontinued operations per unit
Class A units - Basic and diluted	$-	$-	$-	$(0.08)
Class B units - Basic and diluted	$-	$-	$-	$(0.11)
Net earnings (loss) per unit
Class A units - Basic	$0.23	$(0.06)	$(0.05)	$(0.44)
Class B units - Basic	$0.19	$(0.12)	$(0.08)	$(0.63)
Class A units - Diluted	$0.23	$(0.06)	$(0.05)	$(0.44)
Class B units - Diluted	$0.19	$(0.12)	$(0.08)	$(0.63)
Weighted Average Units Outstanding
Class A units - Basic	484,505	1,135,725	857,201	703,883
Class B units - Basic	28,552,568	26,071,909	28,358,591	24,238,279
Class A units - Diluted	484,505	1,135,725	857,201	703,883
Class B units - Diluted	28,660,878	26,071,909	28,358,591	24,238,279

Distributions declared and paid per unit	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,671	$4,894
Restricted cash (See Note 2)	1,748	-
Accounts receivable, net (See Note 2)	6,958	6,678
Prepaid expenses	1,678	2,547
Risk management assets (See Note 5)	4,528	9,141
Total current assets	24,583	23,260
Oil and natural gas properties (See Note 6)
Oil and natural gas properties, equipment and facilities	645,222	639,156
Material and supplies	1,056	1,054
Less accumulated depreciation, depletion, amortization, and impairments	(508,208)	(495,215)
Net oil and natural gas properties	138,070	144,995
Other assets
Debt issue costs (net of accumulated amortization of $9,075 and $9,003, respectively)	761	824
Risk management assets (See Note 5)	1,001	1,461
Restricted cash (See Note 2)	-	1,748
Other non-current assets	1,917	2,245
Total assets	$166,332	$174,533
LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$75	$12
Accrued liabilities	7,862	12,763
Royalty payable	1,172	1,242
Risk management liabilities (see Note 5)	245	-
Total current liabilities	9,354	14,017
Other liabilities
Asset retirement obligation	10,085	9,513
Other non-current liabilities	-	1,398
Debt (See Note 7)	51,950	50,700
Total other liabilities	62,035	61,611
Total liabilities	71,389	75,628
Commitments and contingencies (See Note 9)
Members’ equity
Class A units, 484,505 and 1,615,017 units authorized, issued and outstanding, respectively	1,694	2,591
Class B units, 28,848,785 and 28,848,785 units authorized, respectively, and 28,735,703 and 28,462,185 issued and outstanding, respectively	93,249	96,314
Total members’ equity	94,943	98,905
Total liabilities and members’ equity	$166,332	$174,533

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,295)	$(15,477)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation, depletion and amortization	13,206	15,056
Asset impairments (See Note 6)	237	-
Amortization of debt issuance costs	199	1,228
Accretion expense	451	409
Equity earnings in affiliate	(147)	(224)
(Gain)/loss from disposition of property and equipment	(23)	8
Bad debt expense	80	44
Mark-to-market on derivatives:
Total (gains) losses	1,134	(371)
Cash settlements	4,184	8,006
Unit-based compensation programs	1,216	828
Discontinued operations	-	2,686
Changes in Assets and Liabilities:
Decrease in accounts receivable	(359)	(1,212)
(Increase) decrease in prepaid expenses	869	(110)
(Increase) decrease in other assets	3	(1,107)
Increase (decrease) in accounts payable	63	(434)
Decrease in accrued liabilities	(4,666)	(1,614)
Decrease in royalty payable	(70)	(54)
Increase (decrease) in other liabilities	(1,398)	1,114
Net cash provided by continuing operations	12,684	8,776
Net cash provided by discontinued operations	-	1,062
Net cash provided by operating activities	12,684	9,838
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,351)	(20,221)
Development of oil and natural gas properties	(5,025)	(12,564)
Proceeds from sale of assets	58	58,987
Distributions from equity affiliate	180	135
Net cash provided by (used in) continuing operations	(6,138)	26,337
Net cash used in discontinued operations	-	-
Net cash provided by (used in) investing activities	(6,138)	26,337
Cash flows from financing activities:
Proceeds from issuance of debt	5,750	16,894
Repayment of debt	(4,500)	(50,194)
Repurchase of Class A, Class C and Class D interests	(2,468)	-
Units tendered by employees for tax withholdings	(415)	(185)
Debt issue costs	(136)	(925)
Net cash used in continuing operations	(1,769)	(34,410)
Net cash used in discontinued operations	-	-
Net cash used in financing activities	(1,769)	(34,410)
Net increase in cash and cash equivalents	4,777	1,765
Cash and cash equivalents, beginning of period	4,894	1,959
Cash and cash equivalents, end of period	$9,671	$3,724
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(219)	$333
Cash paid during the period for interest	$(1,379)	$(1,405)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity

(In thousands, except unit data)

(Unaudited)

					Accumulated
					Other	Total
	Class A		Class B		Comprehensive	Members’
	Units	Amount	Units	Amount	Income (Loss)	Equity
Balance, December 31, 2013	1,615,017	$2,591	28,462,185	$96,314	$-	$98,905
Distributions	-	-	-	-	-	-
Units tendered by employees for tax withholding	-	-	(160,182)	(415)	-	(415)
Unit-based compensation programs	-	-	433,700	1,216	-	1,216
Cancellation of units (See Note 9)	(1,130,512)	(851)	-	(1,617)	-	(2,468)
Net income (loss)	-	(46)	-	(2,249)	-	(2,295)
Balance, September 30, 2014	484,505	$1,694	28,735,703	$93,249	$-	$94,943

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sanchez Production Partners LLC (SPP, we, us, our or the Company) (formerly Constellation Energy Partners LLC) was organized as a limited liability company on February 7, 2005, under the laws of the State of Delaware. We completed our initial public offering on November 20, 2006, and currently trade on the NYSE MKT LLC (NYSE MKT) under the symbol “SPP”.  We are currently focused on the acquisition, development and production of oil and natural gas properties and other integrated assets.  Our proved reserves are currently located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas and in Texas and Louisiana.

Through subsidiaries, Sanchez Oil & Gas Corporation (SOG) owns a portion of our outstanding units.  As of September 30, 2014, Sanchez Energy Partners I, LP (SEP I), a subsidiary of SOG, owned 484,505, or 100%, of our Class A units and 5,139,345, or 17.9%, of our Class B common units.

On October 3, 2014, Constellation Energy Partners LLC (CEP) changed its name to Sanchez Production Partners LLC.  The name change was effected pursuant to Section 18-202 of the Delaware Limited Liability Company Act (the DLLCA) by filing a Fourth Certificate of Amendment to Certificate of Formation with the Secretary of State of the State of Delaware.  Under the DLLCA and the Company’s Second Amended and Restated Operating Agreement, as amended, the name change did not require approval of the Company’s unitholders.

On June 26, 2014, we settled the lawsuit brought by Constellation Energy Partners Holdings, LLC (CEPH), a subsidiary of Exelon Corporation, against us in the Court of Chancery of the State of Delaware (the Exelon Litigation).  In conjunction with the settlement, we paid CEPH $1.65 million in exchange for all of the Class C management incentive interests and Class D interests held by CEPH, which were all of such interests issued by SPP.  Effective with the acquisition of these interests from CEPH, we cancelled the Class C management incentive interests and Class D interests.

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

Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of SPP and our wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  We operate our oil and natural gas properties as one business segment: the exploration, development and production of oil and natural gas.  Our management evaluates performance based on one business segment as there are not different economic environments within the operation of our oil and natural gas properties.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of SPP and our subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 27, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include estimates of our reserves of oil, natural gas and natural gas liquids (NGL); future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of commodity derivatives and fair values of assets and liabilities.  As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period presentation.  These reclassifications had no effect on total assets, total liabilities, total unitholders’ equity, net income or net cash provided by or used in operating, investing or financing activities.

Discontinued Operations

In February 2013, we sold all of our Robinson’s Bend Field assets in the Black Warrior Basin in Alabama.  The related results of operations and cash flows have been classified as discontinued operations in the condensed consolidated statements of operations, balance sheets, statements of cash flows and consolidated financial information for the nine months ended September 30, 2013.  Unless otherwise indicated, information presented in the Notes to Condensed Consolidated Financial Statements relates only to the Company’s continuing operations.  Information related to discontinued operations is included in Note 3. Acquisitions and Divestiture.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This guidance creates a new subtopic ASC 205-40, “Presentation of Financial Statements – Going Concern,” and provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The requirements in this guidance are effective for the annual period ending after December 15, 2016, which is fiscal 2017 for us, and for annual and interim periods thereafter.  Early application is permitted.  We acknowledge this new guidance and will comply with the disclosure requirements, if applicable, beginning in fiscal 2017.

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

As of September 30, 2014 and 2013, we had unvested restricted common units outstanding, which were considered dilutive securities.  These units will be considered in the diluted weighted average common units outstanding number in periods of net income.  In periods of net losses, these units are excluded from the diluted weighted average common unit outstanding number as they are not participating securities.

The following table presents our calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average units outstanding during period:
Class A units - Basic	484,505	1,135,725	857,201	703,883
Class B units - Basic	28,552,568	26,071,909	28,358,591	24,238,279
	29,037,073	27,207,634	29,215,792	24,942,162

Weighted average units outstanding during period:
Class A units - Diluted	484,505	1,135,725	857,201	703,883
Class B units - Diluted	28,660,878	26,071,909	28,358,591	24,238,279
	29,145,383	27,207,634	29,215,792	24,942,162

At September 30, 2014, we had 108,310 Class B common units that were restricted unvested common units granted and outstanding.  These units were included in the diluted weighted average common unit outstanding number for the three months ended September 30, 2014, but were excluded from the nine months ended September 30, 2014.

The following table presents our basic and diluted income per unit for the three months ended September 30, 2014 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Income from continuing operations	$5,655
Distributions	-	$-	$-
Assumed net income to be allocated	$5,655	$113	$5,542

Basic and diluted earnings per unit		$0.23	$0.19

The following table presents our basic and diluted loss per unit for the three months ended September 30, 2013 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Loss from continuing operations	$(3,257)
Distributions	-	$-	$-
Assumed allocation of loss from continuing operations	(3,257)	(65)	(3,192)
Discontinued operations	-	-	-
Assumed net loss to be allocated	$(3,257)	$(65)	$(3,192)

Basic and diluted loss from continuing operations per unit		$(0.06)	$(0.12)
Basic and diluted loss from discontinued operations per unit		$-	$-
Basic and diluted loss per unit		$(0.06)	$(0.12)

The following table presents our basic and diluted loss per unit for the nine months ended September 30, 2014 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Loss from continuing operations	$(2,295)
Distributions	-	$-	$-
Assumed net loss to be allocated	$(2,295)	$(46)	$(2,249)

Basic and diluted loss per unit		$(0.05)	$(0.08)

The following table presents our basic and diluted loss per unit for the nine months ended September 30, 2013 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Loss from continuing operations	$(12,791)
Distributions	-	$-	$-
Assumed allocation of loss from continuing operations	(12,791)	(256)	(12,535)
Discontinued operations	(2,686)	(54)	(2,632)
Assumed net loss to be allocated	$(15,477)	$(310)	$(15,167)

Basic and diluted loss from continuing operations per unit		$(0.36)	$(0.52)
Basic and diluted loss from discontinued operations per unit		$(0.08)	$(0.11)
Basic and diluted loss per unit		$(0.44)	$(0.63)

Cash

All highly liquid investments with original maturities of three months or less are considered cash.  Checks-in-transit are included in our consolidated balance sheets as accounts payable or as a reduction of cash, depending on the type of bank account the checks were drawn on.  There were no checks-in-transit reported in accounts payable at September 30, 2014 and December 31, 2013.

Restricted  Cash

Restricted cash, at September 30, 2014 and December 31, 2013, of $1.7 million was being held in escrow.  Of this balance, $0.6 million is related to a vendor dispute, and will remain in the escrow account until the dispute has been resolved.  The remaining amount of $1.1 million is related to the sale of our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama.  These funds will remain in escrow for a period ending February 28, 2015, pending certain post-closing conditions.  The restricted cash was classified as a non-current asset at December 31, 2013, but was reclassified to a current asset at September 30, 2014, based on the conditions of the cash held in the account.

Accounts Receivable, Net

Our accounts receivable are primarily from purchasers of oil and natural gas and counterparties to our financial instruments.  Oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered.  Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted.  At September 30, 2014 and December 31, 2013, we had an allowance for doubtful accounts receivable of $0.2 million and $0.1 million, respectively.

3. ACQUISITIONS AND DIVESTITURE

Sale of Robinson’s Bend Field Assets

On February 28, 2013, we sold all of our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama for $63.0 million, subject to closing adjustments that amounted to approximately $4.0 million.  We recorded a loss on the sale of approximately $3.1 million in the nine months ended September 30, 2013.  The sale of the Robinson’s Bend Field assets was initiated to provide the financial flexibility necessary to support our efforts for pursuing opportunities and further developing our properties in the Mid-Continent region, as well as reducing our outstanding debt.

The following amounts relating to the Robinson’s Bend Field assets have been reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$-	$2,304
Loss from discontinued operations	$-	$(2,686)

See Note 2 for information regarding earnings per unit, including earnings per unit data relating to loss from discontinued operations.

The condensed consolidated statements of cash flows reflect discontinued operations for the nine months ended September 30, 2013.

Acquisition of Oil, Natural Gas and Natural Gas Liquids Properties from SEP I

On August 9, 2013, we acquired oil, natural gas and NGL assets in Texas and Louisiana from SEP I for a purchase price of $30.4 million.  In conjunction with the acquisition, SEP I received $20.1 million in cash; 1,130,512 Class A units, which represented 70.0% of the total Class A units outstanding as of such date, and 4,724,407 Class B units, which represented 16.6% of the total Class B units outstanding as of such date.  The cash portion of the transaction was financed with cash on hand and a borrowing of $16.7 million under our reserve-based credit facility.

The acquired assets included 67 producing wells in Texas and Louisiana.  The primary factors considered by management in acquiring the SEP I properties included the belief that these wells provide an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus of increasing our oil-weighted assets.  The SEP I properties also provide us with access to exploitation and development potential.

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

	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended
(In thousands, except per unit data)	September 30, 2013	September 30, 2013
Revenue	$16,067	$45,383
Loss from continuing operations	$(998)	$(5,448)
Discontinued operations	$-	$(2,686)
Net loss	$(998)	$(8,134)
Loss from continuing operations per unit
Class A units - Basic and diluted	$(0.01)	$(0.07)
Class B units - Basic and diluted	$(0.03)	$(0.19)
Discontinued operations per unit
Class A units - Basic and diluted	$-	$(0.03)
Class B units - Basic and diluted	$-	$(0.09)
Net loss per unit
Class A units - Basic and diluted	$(0.01)	$(0.10)
Class B units - Basic and diluted	$(0.03)	$(0.28)
Weighted average units outstanding
Class A units - Basic and diluted	1,614,964	1,614,918
Class B units - Basic and diluted	28,074,647	28,045,494

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Fair Value Measurements at September 30, 2014
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	September 30, 2014
Risk Management Assets	$-	$5,663	$-	$(134)	$5,529
Risk Management Liabilities	-	(379)	-	134	(245)
Total Net Assets and Liabilities	$-	$5,284	$-	$-	$5,284

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

As of September 30, 2014, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

As of September 30, 2014, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2014							1,610,000	$5.75	1,610,000	$5.75
2015	1,215,420	$4.25	1,153,487	$4.25	1,096,023	$4.26	1,050,219	$4.26	4,515,149	$4.25
2016	1,010,633	$4.21	967,290	$4.21	923,541	$4.21	893,568	$4.21	3,795,032	$4.21
									9,920,181

MTM Fixed Price Basis Swaps– Enable Gas Transmission, LLC (East), ONEOK Gas Transportation (Oklahoma) or Southern Star Central Gas Pipeline (Texas, Oklahoma, and Kansas)

For the quarter ended (in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Volume	Average $	Volume	Average $	Volume	Average $	Volume	Average $	Volume	Average $
2014							1,047,963	$0.39	1,047,963	$0.39
1,047,963

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2014							73,005	$95.78	73,005	$95.78
2015	69,479	$90.99	66,183	$91.02	63,025	$91.05	60,143	$91.09	258,830	$91.04
2016	57,420	$85.64	54,879	$85.64	52,474	$85.64	50,197	$85.64	214,970	$85.64
									546,805

The table below outlines the classification of our derivative financial instruments on the condensed consolidated balance sheet (in thousands):

		Fair Value of Asset/(Liability)
	Location of Asset/(Liability)	on Balance Sheet
Derivative Type	on Balance Sheet	September 30, 2014	December 31, 2013

Commodity – MTM	Risk management assets - current	$4,617	$10,043
Commodity – MTM	Risk management assets - non-current	1,046	1,534
	Total gross assets	5,663	11,577

Commodity – MTM	Risk management liabilities – current	(334)	(902)
Commodity – MTM	Risk management liabilities – non-current	(45)	(73)
	Total gross liabilities	(379)	(975)
	Total net assets and liabilities	$5,284	$10,602

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Amount of Gain/(Loss) in Income
	Location of Gain/(Loss)	For the Three Months Ended September 30,
Derivative Type	in Income	2014	2013

Commodity – Mark-to-Market	Oil and natural gas sales	$7,671	$(406)
Interest Rate – Mark-to-Market	Interest expense	-	-
	Total	$7,671	$(406)

		Amount of Gain/(Loss) in Income
	Location of Gain/(Loss)	For the Nine Months Ended September 30,
Derivative Type	in Income	2014	2013

Commodity – Mark-to-Market	Oil and natural gas sales	$(1,134)	$436
Interest Rate – Mark-to-Market	Interest expense	-	(65)
	Total	$(1,134)	$371

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

We currently use our reserve-based credit facility to provide credit support for our derivative transactions.  As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with our counterparties.  We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties.  At September 30, 2014 and December 31, 2013, the impact of non-performance credit risk on the valuation of our net assets from counterparties was not significant, and the entire amount was reflected as a decrease to our non-cash mark-to-market gain, respectively.

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

6. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Oil and natural gas properties and related equipment
(successful efforts method)
Property (acreage) costs
Proved property	$642,923	$636,816
Unproved property	1,548	1,589
Total property costs	644,471	638,405
Materials and supplies	1,056	1,054
Land	751	751
Total	646,278	640,210
Less: Accumulated depreciation, depletion, amortization and impairments	(508,208)	(495,215)
Oil and natural gas properties and equipment, net	$138,070	$144,995

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

DD&A of oil and natural gas-related assets	$4,836	$5,491	$13,206	$15,056
Asset impairments	43	-	237	-
Total	$4,879	$5,491	$13,443	$15,056

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets

For the nine months ended September 30, 2014, our non-cash impairment charges were $0.2 million to impair the value of our oil and natural gas fields in Texas and Louisiana, with an immaterial amount being recorded during the three months ended September 30, 2014.  For the three and nine months ended September  30, 2013, we did not have an impairment to record.  The impairment was recorded because the net capitalized costs of the properties exceeded the fair value of the properties as measured by estimated cash flows reported in a third party reserve report.

Asset Sales

During each of the three and nine months ended September 30, 2014 and September 30, 2013, we sold miscellaneous surplus equipment for less than $0.1 million resulting in an immaterial gain on the asset sales.

Useful Lives

Our furniture, fixtures and equipment are depreciated over a life of one to seven years, buildings are depreciated over a life of 20 years and pipeline and gathering systems are depreciated over a life of 25 to 40 years.

Exploration and Dry Hole Costs

We recorded no exploration and dry hole costs for the three and nine months ended September 30, 2014 and 2013, respectively.  These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties.

7. DEBT

Reserve-Based Credit Facility

In May 2013, we refinanced our $350.0 million reserve-based credit facility with Societe Generale as administrative and collateral agent and a syndicate of lenders, extending its maturity to May 30, 2017 and increasing our borrowing base from $37.5 million to $55.0 million.  On May 6, 2014, our borrowing base under the reserve-based credit facility was increased to $70.0 million.  Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own, as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent.  The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties.  As of September 30, 2014, we had borrowed $52.0 million under our reserve-based credit facility and our borrowing base was $70.0 million.  At September 30, 2014, the lenders and their percentage commitments in the reserve-based credit facility were Societe Generale (36.36%), OneWest Bank, FSB (36.36%) and BOKF NA, dba Bank of Oklahoma (27.28%).

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes.  The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit.  As of September 30, 2014, no letters of credit were outstanding.

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

The reserve-based credit facility also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, guaranties not being valid under the reserve-based credit facility and a change of control.  A change of control is generally defined as the occurrence of both of the following events: (i) wholly-owned subsidiaries of Constellation Energy Group, Inc. are the owner of 20% or less of an interest in us (which has now occurred) and (ii) any person or group of persons acting in concert are the owner of more than 35% of an interest in us.  These events have not both occurred, so a change in control had not occurred as of September 30, 2014.  If an event of default occurs, the lenders will be able to accelerate the maturity of the reserve-based credit facility and exercise other rights and remedies.  The reserve-based credit facility contains a condition to borrowing and a representation that no material adverse effect (MAE) has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole.  If a MAE were to occur, we would be prohibited from borrowing under the reserve-based credit facility and would be in default, which could cause all of our existing indebtedness to become immediately due and payable.

The reserve-based credit facility limits our ability to pay distributions to unitholders.  We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of our borrowing base, after giving effect to the proposed distribution.  Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business.  As of September 30, 2014, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

The reserve-based credit facility contains no covenants related to SOG’s ownership in us.

Compliance with Debt Covenants

At September 30, 2014, we were in compliance with the financial covenants contained in our reserve-based credit facility.  We monitor compliance on an on-going basis.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties.  As of September 30, 2014, our borrowing base was $70.0 million.  The borrowing base is re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.

Funds Available for Borrowing

As of September 30, 2014 and December 31, 2013, we had $52.0 million and $50.7 million, respectively, in outstanding debt under our reserve-based credit facility. As of September 30, 2014, we had $18.0 million available under our reserve-based credit facility.

Debt Issue Costs

         As of September 30, 2014, our unamortized debt issue costs were approximately $0.8 million. These costs are being amortized over the life of our reserve-based credit facility.  At December 31, 2013, our unamortized debt issue costs were approximately $0.8 million.

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

The following table is a reconciliation of the ARO (in thousands):

	September 30,	December 31,
	2014	2013
Asset retirement obligation, beginning balance	$9,513	$7,665
Liabilities added from acquisitions	79	1,088
Liabilities added from drilling	42	244
Settlements	-	(3)
Accretion expense	451	519
Asset retirement obligation, ending balance	$10,085	$9,513

       Additional asset retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligations. At September 30, 2014  and December 31, 2013, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.

9. COMMITMENTS AND CONTINGENCIES

         On August 30, 2013, a lawsuit was filed in the Chancery Court of the State of Delaware by Constellation Energy Partners Management, LLC (CEPM), Gary M. Pittman and John R. Collins against the Company, certain of its officers and managers, SOG and SEP I (the PostRock Litigation) in connection with the Company’s closing on August 9, 2013 of the purchase of oil and natural gas properties from SEP I and the issuance of units in connection therewith.  The plaintiffs contended, among other things, that the issuance of the units to SEP I in connection with the acquisition was not permitted under the Company’s operating agreement, that Messrs. Pittman and Collins should not have been removed as the Class A managers of the Company’s board of managers, and that SEP I, SOG and our current Class A managers participated in bad faith conduct of the other defendants and interfered with CEPM’s contractual rights under the Company’s operating agreement. The plaintiffs alleged claims against the Company and certain of its managers and officers relating to breach of contract, breach of the duty of good faith, and breach of the implied covenant of good faith and fair dealing; the plaintiffs also alleged aiding and abetting and tortuous interference claims against SOG, SEP I and our current Class A managers.  The plaintiffs sought, among other things, declaratory relief reappointing Messrs. Pittman and Collins to the Company’s board of managers and removing our current Class A managers therefrom, and an injunction against the Company taking any further action outside the ordinary course of business during the pendency of the litigation, declaratory relief rescinding the units issued by the Company to SEP I, declaratory relief that CEPM had sole voting power with respect to the outstanding Class A units, declaratory relief that the Company’s officers and managers breached fiduciary and contractual duties and were not entitled to indemnification from the Company as a result thereof, and monetary damages.  On March 31, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  As a result of the settlement, the Class A units acquired by SEP I in the August 2013 transaction were returned to SPP and cancelled in exchange for $0.8 million; CEPM transferred 100% of its Class A units and 414,938 of SPP’s Class B units to SEP I in exchange for an aggregate payment of $1.0 million from SEP I, and SPP paid $6.5 million to CEPM.  In addition, pursuant to the terms of the settlement, CEPM agreed to sell its remaining Class B units over the next nine months, with SEP I providing up to a $5.0 million backstop payment to CEPM to the extent proceeds received by CEPM from such sale do not meet or exceed a specified amount.  As a result of the settlement, the settling parties filed a stipulation in the Court of Chancery of the State of Delaware seeking to lift the preliminary injunction issued on December 3, 2013, and the litigation was dismissed with prejudice.  The settlement also included mutual releases between the plaintiffs and defendants.  In connection with the settlement, we received $1.25 million on April 10, 2014, under our directors and officers insurance policy.

        On February 28, 2014, a lawsuit was filed in the Chancery Court of the State of Delaware by CEPH against the Company (the Exelon Litigation) seeking repayment of suspended distributions in relation to the Class D Interests held by CEPH.  In 2006, Constellation Holding, Inc (CHI), which merged with and into CEPH in December 2012, purchased the Company’s Class D Interests for $8.0 million.  The $8.0 million was to be repaid to CEPH in quarterly distributions of $333,333.33 over a period of six years; however, these distributions could be temporarily suspended if a dispute arose over pricing formulas related to the sale of natural gas from the Robinson’s Bend properties.  A dispute arose, so the distributions were suspended pursuant to the Company’s operating agreement and never reinstated.  CEPH contended, among other things, that the Company breached its contract to pay the quarterly distributions, acted in bad faith and received unjust enrichment by suspending the quarterly distributions.  On June 26, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  In conjunction with the settlement, we paid CEPH $1.65 million in exchange for all of the Class C management incentive interests and the Class D interests held by CEPH, which accounted for all such interests issued by SPP.  Effective with the acquisition from CEPH, we cancelled the Class C management incentive interests and Class D interests.

10. RELATED PARTY TRANSACTIONS

Unit Ownership

SOG, through a subsidiary, owns a portion of our outstanding units. As of September 30, 2014, SEP I, a subsidiary of SOG, owned 484,505, or 100%, of our Class A units and 5,139,345, or 17.9%, of our Class B common units.

Sanchez-Related Announcements

In August 2013, SEP I acquired certain of our Class A units and Class B common units and one Class Z unit in one transaction which represented a 19.2% ownership interest in us at September 30, 2014.  These units were issued to SEP I, along with cash, in exchange for oil and natural gas properties located in Texas and Louisiana.

In August 2013, the Company also entered into a Registration Rights Agreement with SEP I pursuant to which the Company granted to SEP I certain registration rights related to the unit consideration thereunder.  Under the Registration Rights Agreement, the Company granted SEP I demand registration rights with respect to the preparation and filing with the SEC of one or more registration statements for the purpose of registering the resale of the securities that will be registered.

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

The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both the Manager and the Company provide notice to terminate the agreement.  The Services Agreement can be terminated early (i) by either party at any time after 24 months from the In-Service Date with six months’ notice to the other party, (ii) by either party if there is an uncured material breach thereunder by the other party or (iii) by the Company if there is a change in control of the Manager and the Company pays the termination payment discussed below.  If there is a termination of the Services Agreement other than by either party at the end of the agreement’s term or by the Company for a breach by the Manager, then the Company will owe a termination payment to the Manager equal to $5,000,000, plus 5% of the transaction value of all asset acquisitions theretofore consummated; if the Company terminates after the 24-month anniversary of the In-Service Date upon six months’ notice, the Company will also owe to the Manager all costs and expenses of the Manager that result from such termination.  Through September 30, 2014, the Company has paid $0.8 million to SOG under the Services Agreement.

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

Class Z Unit

SEP I holds the one Class Z unit of SPP.  This one unit is a non-voting unit, except for voting as a separate class to approve the issuance of additional Company securities, other than Class B common units, prior to the issuance of such securities.  The Class Z unit is a non-economic interest, without any right to participate in distributions or allocations.

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

Restricted unit activity (number of units) under the Omnibus Plan was as follows:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit

Outstanding at December 31, 2013	336,551	$3.29
Vested	(171,692)	3.33
Granted	-	-
Returned/Cancelled	(57,214)	3.33
Outstanding at March 31, 2014	107,645	$3.20
Vested	(37,653)	2.44
Granted	346,403	2.44
Returned/Cancelled	(15,981)	3.44
Outstanding at June 30, 2014	400,414	$2.39
Vested	(236,809)	2.46
Granted	-	-
Returned/Cancelled	(77,187)	2.44
Outstanding at September 30, 2014	86,418	$3.15

We have the Long-Term Incentive Plan (L-TIP), which is a plan under which restricted common unit awards are granted to certain field employees in Kansas and Oklahoma and to certain employees in Texas.

Restricted unit activity (number of units) under the L-TIP Plan was as follows:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit

Outstanding at December 31, 2013	43,776	$2.87
Vested	(16,415)	2.87
Granted	-	-
Returned/Cancelled	(5,469)	2.87
Outstanding at March 31, 2014	21,892	$2.87
Vested	(22,028)	2.44
Granted	103,278	2.44
Returned/Cancelled	-	-
Outstanding at June 30, 2014	103,142	$2.53
Vested	(60,938)	2.44
Granted	-	-
Returned/Cancelled	(20,312)	2.44
Outstanding at September 30, 2014	21,892	$2.87

We recognized approximately $1.2 million and $0.8 million on non-cash compensation expense related to our unit-based compensation plans in the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

13. MEMBERS’ EQUITY

2014  Equity

At September 30, 2014, we had 484,505 Class A units and 28,735,703 Class B common units outstanding, which included 21,892 unvested restricted common units issued under our L-TIP Plan and 86,418 unvested restricted common units issued under our Omnibus Plan.

At  September 30, 2014, we had granted 424,231 common units of the 450,000 common units available under our L-TIP Plan. Of these grants, 402,339 have vested.

At September 30, 2014,  we had granted 1,562,687 common units of the 1,650,000 common units available under our Omnibus Plan. Of these grants, 1,476,269 have vested.

For the nine months ended September 30, 2014, 160,182 common units were tendered by our employees for tax withholding purposes.  These units, costing approximately $0.4 million, were returned to their respective plan and are available for future grants.

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

         For the twelve months ended December 31, 2013, 139,810 common units were tendered by our employees for tax withholding purposes. These units, costing approximately $0.2 million,  were returned to their respective plan and are available for future grants.

14. SUBSEQUENT EVENTS

The following event occurred subsequent to the date of the balance sheet and prior to the filing of this Quarterly Report on Form 10-Q that could have a material impact on our consolidated financial statements or results of operations:

On October 31, 2014, we reached an agreement with our lenders to forego the required semi-annual redetermination process for our reserve-based credit facility until the end of the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in our most recent Annual Report on Form 10-K.

Overview

We are a limited liability company formed in 2005.  We are focused on the acquisition, development and production of oil and natural gas properties and other integrated assets. Our proved reserves are currently located in the Cherokee Basin in Oklahoma, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas and in Texas and Louisiana. Our primary business objective is to create long-term value and to generate stable cash flows allowing us to invest in our business to grow our reserves and production. We plan to achieve our objective by executing our business strategy, which is to:

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

We completed our initial public offering on November 20, 2006, and our Class B common units are currently listed on the NYSE MKT under the symbol “SPP.”

Unless the context requires otherwise, any reference in this Quarterly Report on Form 10-Q to “Sanchez Production Partners,” “we,” “our,” “us,” “SPP,” or the “Company” means Sanchez Production Partners LLC (formerly Constellation Energy Partners) and its subsidiaries. References in this Quarterly Report on Form 10-Q to “SOG” and “SEP I” are to Sanchez Oil & Gas Corporation and its subsidiary, Sanchez Energy Partners I, LP, respectively.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable U.S. GAAP performance measure, for each of the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$5,655	$(3,257)	$(2,295)	$(15,477)
Adjusted by:
Interest expense, net	511	420	1,569	2,636
Depreciation, depletion and amortization	4,836	5,491	13,206	15,056
Asset impairments	43	—	237	—
Accretion expense	151	163	451	409
(Gain)/loss on sale of assets	-	31	(23)	8
Unit-based compensation programs	86	219	1,216	828
Gain on mark-to-market activities	(5,617)	(358)	(1,183)	(1,394)
Loss on mark-to-market activities	23	4,703	6,501	12,678
Loss on discontinued operations	—	—	—	2,686
Adjusted EBITDA	$5,688	$7,412	$19,679	$17,430

Our Adjusted EBITDA from our continuing operations was $5.7 million for the three months ended September 30, 2014, which is lower than our Adjusted EBITDA of $7.4 million in the same period in 2013. The decrease is the result of a higher gain in mark-to-market activities, partially offset by increased oil and natural gas production from the Texas and Louisiana acquired properties.

Our Adjusted EBITDA was $19.7 million for the nine months ended September 30, 2014, higher than our Adjusted EBITDA of $17.4 million in the same period in 2013. The increase is the result of increased oil and natural gas production due to the Texas and Louisiana acquired properties and higher natural gas prices during 2014.  The Texas and Louisiana properties were acquired during the third quarter of 2013 resulting in nine months of production being included in the 2014 results, compared to two months being included in the 2013 results.

          During 2014, we intend to continue focusing our efforts on developing oil opportunities on our existing properties in the Mid-Continent region, Texas and Louisiana while pursuing opportunities to acquire additional properties in our operating area or merger and acquisition opportunities. Our forecasted capital spending for 2014 of $20 million to $22 million is unchanged as we continue to pursue opportunities through the end of the year.  We anticipate managing our business to operate within the cash flows that are generated by our existing asset base.

Significant Operational Factors

•      Realized Prices. Our average realized prices for the nine months ended September 30, 2014, were $5.48 per Mcfe for natural gas and $97.01 per barrel for oil, including hedge settlements and $4.48 per Mcf for natural gas and $101.19 per barrel for oil, excluding hedge settlements. After deducting the cost of sales associated with our third party gathering, our average realized prices were $5.24 per Mcf for natural gas and $91.47 per barrel for oil, including hedge settlements and $4.24 per Mcf for natural gas and $95.65 per barrel for oil, excluding hedge settlements.

•      Production. Our production for the nine months ended September 30, 2014, was 6.8 Bcfe, or an average of 24,943 Mcfe per day, compared with approximately 5.9 Bcfe, or an average of 21,502 Mcfe per day, for the nine months ended

September 30, 2013. Our oil and liquid production increased 86.5% for the nine months ended September 30, 2014 when compared to the same period in 2013. Our 2014 production was higher than the production for the same period in 2013 because of the increase in oil, liquid and natural gas production due to the Texas and Louisiana acquired properties and higher market prices for natural gas.

•      Capital Expenditures and Drilling Results. During the first nine months of 2014, we spent approximately $6.4 million in cash capital expenditures, consisting of $1.4 million for the purchase of oil and natural gas properties in LaSalle Parish, Louisiana, $3.3 million in development expenditures focused on oil completions in the Cherokee Basin and $1.7 million in development expenditures focused on properties in Texas and Louisiana. We completed eight net wells and six net recompletions during the nine months ended September 30, 2014 and had no net well recompletions in progress at September 30, 2014. During the first nine months of 2014, our daily average net oil and liquids production increased to 1,052 barrels from our average daily net production of 564 barrels for the same period during 2013.

•      Hedging Activities. All of our commodity derivatives are accounted for as mark-to-market activities. For the nine months ended September 30, 2014, the non-cash mark-to-market loss for our commodity derivatives was approximately $5.3 million, compared to a non-cash mark-to-market loss of $11.3 million for the same period in 2013.

•      Debt Reduction. We reduced our outstanding debt from a high of $220.0 million in 2009 to $52.0 million as of September 30, 2014. At September 30, 2014, we had $52.0 million in outstanding debt and $18.0 million in unused borrowing capacity under our reserve-based credit facility.

 Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended

	September 30,		Variance		September 30,		Variance
	2014	2013	$	%	2014	2013	$	%

Revenues:
Natural gas sales at market price	$5,590	$5,384	$206	3.8%	$20,359	$15,003	$5,356	35.7%
Natural gas hedge settlements	2,485	4,174	(1,689)	-40.5%	5,088	11,448	(6,360)	-55.6%
Natural gas mark-to-market activities	282	(2,995)	3,277	109.4%	(6,124)	(10,124)	4,000	39.5%
Natural gas total	8,357	6,563	1,794	27.3%	19,323	16,327	2,996	18.3%
Oil sales	6,498	6,265	233	3.7%	21,882	14,385	7,497	52.1%
Oil hedge settlements	(408)	(235)	(173)	-73.6%	(904)	272	(1,176)	-432.4%
Oil mark-to-market activities	5,312	(1,350)	6,662	493.5%	806	(1,160)	1,966	169.5%
Oil total	11,402	4,680	6,722	143.6%	21,784	13,497	8,287	61.4%
Liquids sales	841	123	718	583.7%	1,690	377	1,313	348.3%
Miscellaneous income	796	765	31	4.1%	2,429	2,418	11	0.5%
Total revenues	21,396	12,131	9,265	76.4%	45,226	32,619	12,607	38.6%
Operating expenses:
Lease operating expenses	5,296	5,191	105	2.0%	15,598	13,332	2,266	17.0%
Cost of sales	404	323	81	25.1%	1,198	1,122	76	6.8%
Production taxes	796	731	65	8.9%	2,563	1,840	723	39.3%
General and administrative	3,780	3,015	765	25.4%	12,942	11,156	1,786	16.0%
Gain on sale of assets	-	31	(31)	-100.0%	(23)	8	(31)	-387.5%
Depreciation, depletion and amortization	4,836	5,491	(655)	-11.9%	13,206	15,056	(1,850)	-12.3%
Asset impairments	43	-	43	100.0%	237	-	237	100.0%
Accretion expenses	151	163	(12)	-7.4%	451	409	42	10.3%
Total operating expenses	15,306	14,945	361	2.4%	46,172	42,923	3,249	7.6%
Other expenses (income):
Interest expense	511	420	91	21.7%	1,569	6,284	(4,715)	-75.0%
Interest income - gain from mark-to-market activities	-	-	-	0.0%	-	(3,648)	3,648	100.0%
Other income	(76)	23	(99)	430.4%	(220)	(149)	(71)	47.7%
Total other expenses	435	443	(8)	-1.8%	1,349	2,487	(1,138)	-45.8%
Total expenses	15,741	15,388	353	2.3%	47,521	45,410	2,111	4.6%
Loss on discontinued operations	-	-	-	0.0%	-	(2,686)	2,686	100.0%
Net income (loss)	$5,655	$(3,257)	$8,912	273.6%	$(2,295)	$(15,477)	$13,182	85.2%

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2014	2013	$	%	2014	2013	$	%

Net production:
Natural gas production (MMcf)	1,671	1,630	41	2.5%	5,087	4,946	141	2.9%
Oil production (MBbl)	62	63	(1)	-1.6%	216	154	62	40.3%
Liquids production (MBbl)	39	-	39	100.0%	71	-	71	100.0%
Total production (MMcfe)	2,279	2,011	268	13.3%	6,809	5,870	939	16.0%
Average daily production (Mcfe/d)	24,775	21,853	2,922	13.4%	24,943	21,502	3,441	16.0%
Total production (MBOE)	380	335	45	13.4%	1,135	978	157	16.1%
Average daily production (BOE/d)	4,129	3,642	487	13.4%	4,157	3,583	574	16.0%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$5.31	$6.33	$(1.02)	-16.2%	$5.48	$5.84	$(0.36)	-6.2%
Natural gas price per Mcf without hedge settlements	$3.82	$3.77	$0.05	1.3%	$4.48	$3.52	$0.96	27.4%
Oil price per Bbl with hedge settlements	$98.06	$95.11	$2.95	3.1%	$97.01	$95.24	$1.77	1.9%
Oil price per Bbl without hedge settlements	$104.63	$98.82	$5.82	5.9%	$101.19	$93.47	$7.72	8.3%
Total price per Mcfe with hedge settlements	$6.93	$8.19	$(1.26)	-15.4%	$7.42	$7.48	$(0.06)	-0.8%
Total price per Mcfe without hedge settlements	$6.02	$6.24	$(0.22)	-3.5%	$6.81	$5.48	$1.33	24.3%
Total price per BOE with hedge settlements	$41.60	$49.18	$(7.58)	-15.4%	$44.54	$44.88	$(0.34)	-0.8%
Total price per BOE without hedge settlements	$36.13	$37.42	$(1.29)	-3.4%	$40.85	$32.90	$7.95	24.2%
Average unit costs per Mcfe:
Field operating expenses(a)	$2.67	$2.95	$(0.28)	-9.6%	$2.67	$2.58	$0.09	3.6%
Lease operating expenses	$2.32	$2.58	$(0.26)	-10.1%	$2.29	$2.27	$0.02	0.9%
Production taxes	$0.35	$0.36	$(0.01)	-2.8%	$0.38	$0.31	$0.07	22.6%
General and administrative	$1.66	$1.50	$0.16	10.7%	$1.90	$1.90	$0.00	0.0%
General and administrative w/o unit-based compensation	$1.62	$1.39	$0.23	16.5%	$1.72	$1.76	$(0.04)	-2.3%
Depreciation, depletion and amortization	$2.12	$2.73	$(0.61)	-22.3%	$1.94	$2.56	$(0.62)	-24.2%
Average unit costs per BOE:
Field operating expenses(a)	$16.04	$17.68	$(1.64)	-9.3%	$16.00	$15.51	$0.49	3.2%
Lease operating expenses	$13.94	$15.49	$(1.55)	-10.0%	$13.74	$13.63	$0.11	0.8%
Production taxes	$2.10	$2.18	$(0.08)	-3.7%	$2.26	$1.88	$0.38	20.1%
General and administrative	$9.95	$9.00	$0.95	10.6%	$11.40	$11.41	$(0.01)	-0.1%
General and administrative w/o unit-based compensation	$9.72	$8.35	$1.37	16.4%	$10.33	$10.56	$(0.23)	-2.2%
Depreciation, depletion and amortization	$12.73	$16.39	$(3.66)	-22.3%	$11.64	$15.39	$(3.75)	-24.3%

(a)   Field operating expenses include lease operating expenses (average production costs) and production taxes.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Oil, liquids and natural gas sales. Unhedged oil sales increased  $0.2 million, or 3.7%, to $6.5 million for the three months ended September 30, 2014, compared to $6.3 million for the same period in 2013. Liquids sales increased $0.7 million, or 583.7%, to $0.8 million for the three months ended September 30, 2014, compared to $0.1 million for the same period in 2013. Unhedged natural gas sales increased $0.2 million, or 3.8%, to $5.6 million for the three months ended September 30, 2014, compared to $5.4 million for the same period in 2013. With hedges and mark-to-market activities, our total revenue increased $9.3 million, compared to the same period in 2013.  This increase was the result of $9.9 million in higher mark-to-market activities and $1.7 million from increased sales volume, partially offset by lower cash hedge settlements from our hedge program of $1.8 million and $0.5 million attributable to lower market prices for our natural gas.  Production for the three months ended September 30, 2014 was 2.3 Bcfe, which was 0.3 Bcfe higher than the same period in 2013. We hedged all of our production volumes sold through September 30, 2014, and the same through September 30, 2013.  Oil and liquids production increased approximately 60.3% during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily as a result of our acquisition and development of properties located in Texas and Louisiana.  The Texas and Louisiana properties were acquired during the third quarter of 2013 resulting in production for only a partial quarter being reflected during the quarter ended September 30, 2013, compared to a full quarter of production being reflected during the quarter ended September 30, 2014.

Cash hedge settlements received for our commodity derivatives were approximately $2.1 million for the three months ended September 30, 2014, compared to cash hedge settlements received of approximately $3.9 million for the three months ended September 30, 2013. This difference was due to changes in hedge prices, hedged volumes and market prices for natural gas and oil during 2013 and 2014.

As discussed below, our non-cash mark-to-market activities increased by $9.9 million for the three months ended September 30, 2014, compared to the same period in 2013. Our realized prices before our hedging program decreased from 2013 to 2014 for both  our natural gas production and oil production.  These realized prices were impacted by our hedging program and the mark-to-market gains and losses discussed below.

 Hedging and mark-to-market activities. All of our derivatives are accounted for as mark-to-market activities. For the three months ended September 30, 2014, the non-cash mark-to-market gain was approximately $5.6 million, compared to a non-cash mark-to-market loss of $4.3 million for the same period in 2013. The 2014 non-cash gain was the result of the impact of lower future expected oil and natural gas prices on these derivative transactions that were being accounted for as mark-to-market activities, while non-performance risk was not a factor. The 2013 non-cash loss represented approximately $4.3 million from the impact of higher future expected oil and natural gas prices on these derivative transactions that were being accounted for as mark-to-market activities, while non-performance risk was not a factor.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the three months ended September 30, 2014, lease operating expenses increased $0.1 million, or 2.0%, to $5.3 million, compared to expenses of $5.2 million for the same period in 2013. This increase in lease operating expenses was related to an increase of $0.3 million in non-operated lease operating expenses resulting from the Texas and Louisiana properties that were acquired during the third quarter of 2013 and $0.1 million in higher labor and benefits expenses, partially offset by $0.3 million in lower insurance costs.

For the three months ended September 30, 2014, per unit lease operating expenses were $2.32 per Mcfe compared to $2.58 per Mcfe for the same period in 2013. This decrease is due to increased production volumes during 2014.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased $0.8 million, or 25.4%, to $3.8 million for the three months ended September 30, 2014, compared to $3.0 million for the same period in 2013. Our general and administrative expenses were higher in 2014 due to $0.4 million in higher labor and incentive compensation costs and $0.5 million in higher legal and professional services, partially offset by $0.1 million in lower unit-based compensation.

Our per unit costs were $1.66 per Mcfe for the three months ended September 30, 2014, compared to $1.50 per Mcfe for the same period in 2013.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense includes the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production under the successful efforts method of accounting. Assuming everything else remains unchanged, as oil or natural gas production changes, depletion changes in the same direction.

Our depreciation, depletion and amortization expense for the three months ended September 30, 2014 was $4.8 million, or $2.12 per Mcfe, compared to $5.5 million, or $2.73 per Mcfe, for the same period in 2013. This decrease is the result of production volumes. Our other assets are depreciated using the straight-line basis. Consistent with our prior practice, we are using our 2013 reserve report to calculate our depletion rate during the first three quarters of 2014 and will use our 2014 reserve report to record our depletion in the fourth quarter of 2014.

Interest expense. Interest expense for the three months ended September 30, 2014 increased $0.1 million, or 21.7%, to $0.5 million, compared to $0.4 million for the same period in 2013. This increase was due to debt costs which were incurred in May 2014 with the increase in the borrowing base. The average interest rate on our outstanding debt was approximately 3.154% at September 30, 2014, compared to 3.68% at September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Oil, liquids and natural gas sales. Unhedged oil sales increased $7.5 million, or 52.1%, to $21.9 million for the nine months ended September 30, 2014, compared to $14.4 million for the same period in 2013. Liquids sales increased $1.3 million, or 348.3%, to $1.7 million for the nine months ended September 30, 2014, compared to $0.4 million for the same period in 2013. Unhedged natural gas sales increased $5.4 million, or 35.7%, to $20.4 million for the nine months ended September 30, 2014, compared to $15.0 million for the same period in 2013. With hedges and mark-to-market activities, our total revenue increased $12.6 million when compared to the same period in 2013.  This increase was the result of $9.0 million due to higher market prices for our natural gas and oil production, $6.0 million in higher mark-to-market activities and $5.1 million in higher production volume, partially offset by $7.5 million in lower cash hedge settlements from our derivatives program.  Production for the nine months ended September 30,  2014 was

6.8 Bcfe, which was 0.9 Bcfe higher than the same period in 2013. We hedged all of our production volumes sold through September 30, 2014, and the same through September 30, 2013.  Oil and liquids production increased approximately 86.4% during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, as a result of our acquisition and development of properties located in Texas and Louisiana.

Cash hedge settlements received for our commodity derivatives were approximately $4.2 million for the nine months ended September 30, 2014, compared to cash hedge settlements received of $11.7 million for the nine months ended September 30, 2013. This difference was due to changes in hedge prices, hedged volumes and market prices for natural gas and oil during 2013 and 2014.

As discussed below, our non-cash mark-to-market activities increased by $6.0 million for the nine months ended September 30, 2014, compared to the same period in 2013. Our realized prices before our hedging program increased from 2013 to 2014 for both our natural gas production and oil production.  These realized prices were impacted by our hedging program and the mark-to-market gains and losses discussed below.

 Hedging and mark-to-market activities. All of our derivatives are accounted for as mark-to-market activities. For the nine months ended September 30, 2014, the non-cash mark-to-market loss was approximately $5.3 million,  compared to a non-cash mark-to-market loss of $11.3 million for the same period in 2013. The 2014 non-cash loss was the result of the impact of higher future expected oil and natural gas prices on these derivative transactions that were being accounted for as mark-to-market activities, while non-performance risk was not a factor. The 2013 non-cash loss represented approximately $11.3 million from the impact of higher future expected oil and natural gas prices on these derivative transactions that are being accounted for as mark-to-market activities while non-performance risk associated with our counterparties was not a factor.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the nine months ended September 30, 2014, lease operating expenses increased $2.3 million, or 17.0%, to $15.6 million,  compared to expenses of $13.3 million for the same period in 2013. This increase in lease operating expenses was primarily related to $1.5 million in non-operated lease operating expenses resulting from the Texas and Louisiana properties that were acquired during the third quarter of 2013, $0.5 million in higher labor and benefits expenses and $0.3 million in higher parts and supplies and oil and gas treating costs.

For the nine months ended September 30, 2014, per unit lease operating expenses were $2.29 per Mcfe compared to $2.27 per Mcfe for the same period in 2013.

For the nine months ended September 30, 2014, production taxes increased $0.7 million, or 39.3%, to $2.5 million, compared to expenses of $1.8 million for the same period in 2013. This increase was primarily the result of increased oil and natural gas production and higher market prices for oil and natural gas in 2014.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased $1.8 million, or 16.0%, to $13.0 million for the nine months ended September 30, 2014, compared to $11.2 million for the same period in 2013. Our general and administrative expenses were higher in 2014 due to $1.0 million in higher legal and professional services costs, a management fee paid to SOG in conjunction with the Services Agreement of $1.0 million, $0.4 million in higher unit-based compensation and $0.2 million in higher labor and incentive compensation costs, partially offset by $0.8 million in lower severance costs.

Our per unit costs were $1.90 per Mcfe for the nine months ended September 30, 2014, compared to $1.90 per Mcfe for the same period in 2013.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense includes the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production under the successful efforts method of accounting. Assuming everything else remains unchanged, as oil or natural gas production changes, depletion changes in the same direction.

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2014 was $13.2 million, or $1.94 per Mcfe, compared to $15.1 million, or $2.56 per Mcfe, for the same period in 2013. This decrease is the result of production volumes. Our other assets are depreciated using the straight-line basis. Consistent with our prior practice, we are using our 2013 reserve report to calculate our depletion rate during the first three quarters of 2014 and will use our 2014 reserve report to record our depletion in the fourth quarter of 2014.

For the nine months ended September 30, 2014, our non-cash impairment charges were approximately $0.2 million to impair the value of our oil and natural gas fields in Texas and Louisiana based on changes in reserve estimates.  For the nine months ended September 30, 2013, we did not have an impairment to record.

Interest expense. Interest expense for the nine months ended September 30, 2014 decreased $1.1 million, or 40.5%, to $1.5 million, compared to $2.6 million for the same period in 2013. This decrease was due to a lower average debt outstanding balance during the first nine months of 2014 compared to the first nine months of 2013, along with a lower average interest rate. The average interest rate on our outstanding debt was approximately 3.154% at September 30, 2014 compared to 3.68% at September 30, 2013.

Liquidity and Capital Resources

During the first nine months of 2014, we utilized our cash flow from operations as our primary source of capital to fund our operating and capital programs. Our primary use of capital during this time was for development of existing oil opportunities within our existing asset base in the Mid-Continent and Gulf Coast regions.

Based upon our current business plan for 2014, we anticipate that we will continue to generate sufficient operating cash flow to meet our working capital needs and fund a planned capital expenditure program between $20.0 million and $22.0 million.  We will be monitoring the capital resources available to us to meet our future financial obligations and our remaining planned 2014 capital expenditures. Our current expectation is that we will continue managing our business to operate within the cash flows that are generated. Our quarterly distributions to our unitholders remained suspended through the third quarter of 2014. We were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

Sources of Debt and Equity Financing

As of September 30, 2014, the borrowing base under our reserve-based credit facility was $70.0 million and we had $52.0 million of debt outstanding under the facility, leaving us with $18.0 million in unused borrowing capacity.  Our reserve-based credit facility matures on May 30, 2017.

Cash Flow from Operations

Our net cash flow provided by operating activities for the nine months ended September 30, 2014 was $12.7 million, compared to $9.8 million for the same period in 2013.

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

 Investing Activities—Acquisitions and Capital Expenditures

Cash used by investing activities was $6.1 million for the nine months ended September 30, 2014, compared to cash provided by investing activities of $26.3 million for the same period in 2013. Our cash capital expenditures were $6.4 million, consisting of $1.4 million for the purchase of oil and natural gas properties in LaSalle Parish, Louisiana, $3.3 million in development expenditures focused on oil completions in the Cherokee Basin and $1.7 million in development expenditures focused on properties in Texas and Louisiana. We completed eight net wells and six net recompletions during the nine months ended September 30, 2014 and had no net well and net recompletions in progress at September 30, 2014.

Our cash capital expenditures were $32.8 million for the nine months ended September 30, 2013, which consisted of $12.1 million in development expenditures focused on oil completions in the Cherokee Basin and $0.1 million to acquire certain additional natural gas wells in the Cherokee Basin, $20.1 million to acquire SEP I wells and $0.5 million in development expenditures focused on SEP I properties. We completed 46 net wells and 13 net recompletions during the first nine months of 2013 and had 20 net wells and net recompletions in progress at September 30, 2013. We also sold our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama for net proceeds of approximately $59.0 million after customary costs and working capital adjustments and received $0.1 million in distributions from an equity affiliate.

 Financing Activities

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2014, compared to $34.4 million for the same period in 2013.  During the nine months ended September 30, 2014, we had borrowings under our reserve-based credit facility of $5.8 million for working capital purposes and repayments of $4.5 million.  We used $1.65 million to purchase the Class C and Class D interests from Constellation Energy Partners Holdings, LLC, as part of the Exelon Litigation settlement. We used $0.8 million for the payment of the PostRock Litigation settlement of $6.5 million, which had been accrued at December 30, 2013, but was not paid until the second quarter of 2014. We used $0.4 million during the nine months ended September 30, 2014 to fund the cost of units tendered by employees for tax withholdings for unit-based compensation.

Our net cash used by financing activities was $34.4 million for the nine months ended September 30, 2013. During the first nine months of 2013, we used $50.2 million of cash to reduce our outstanding debt. This debt reduction was funded by the proceeds from the sale of our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama. We also used $0.2 million to fund the cost of units tendered by employees for tax withholdings for unit-based compensation.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through September 30, 2014, we have not suffered any significant losses with our counterparties as a result of non-performance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (Macquarie), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received guarantees from Macquarie Bank Limited for up to $2.0 million in purchases through December 31, 2015, and up to $2.0 million in purchases through January 31, 2016. As of September 30, 2014, we had no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (Scissortail), a subsidiary of Kinder Morgan Energy Partners, L.P., purchases a portion of our natural gas production in Oklahoma and Kansas. As of September 30, 2014, we have no past due receivables from Scissortail.

Derivative Counterparties

As of September 30, 2014, all of our derivatives are with Societe Generale, a lender in our reserve-based credit facility, and The Bank of Nova Scotia. All of our derivatives are currently collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of September 30, 2014, each of these financial institutions had an investment grade credit rating.

Reserve-Based Credit Facility

As of September 30, 2014, the banks and their percentage commitments in our reserve-based credit facility are: Societe Generale (36.36%), OneWest Bank, FSB (36.36%), and BOKF NA, dba Bank of Oklahoma (27.28%). As of September 30, 2014, each of these financial institutions has an investment grade credit rating.

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

As of September 30, 2014, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 27, 2014. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

            See Note 1 to our condensed consolidated financial statements included in this report for information on new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This section is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with SPP have been detected. These inherent limitations include error by personnel in executing controls due to faulty judgment or simple mistakes, which could occur in situations such as when personnel performing controls are new to a job function or when inadequate resources are applied to a process. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of SPP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2014 (the Evaluation Date). Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

During the nine months ended September 30, 2014, there were no changes in SPP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, SPP’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

         On August 30, 2013, a lawsuit was filed in the Chancery Court of the State of Delaware by CEPM, Gary M. Pittman and John R. Collins against the Company, certain of its officers and managers, SOG and SEP I (the PostRock Litigation) in connection with the Company’s closing on August 9, 2013 of the purchase of oil and natural gas properties from SEP I and the issuance of units in connection therewith.  The plaintiffs contended, among other things, that the issuance of the units to SEP I in connection with the acquisition was not permitted under the Company’s operating agreement, that Messrs. Pittman and Collins should not have been removed as the Class A managers of the Company’s board of managers, and that SEP I, SOG and our current Class A managers participated in bad faith conduct of the other defendants and interfered with CEPM’s contractual rights under the Company’s operating agreement. The plaintiffs alleged claims against the Company and certain of its managers and officers relating to breach of contract, breach of the duty of good faith, and breach of the implied covenant of good faith and fair dealing; the plaintiffs also alleged aiding and abetting and tortuous interference claims against SOG, SEP I and our current Class A managers.  The plaintiffs sought, among other things, declaratory relief reappointing Messrs. Pittman and Collins to the Company’s board of managers and removing our current Class A managers therefrom, and an injunction against the Company taking any further action outside the ordinary course of business during the pendency of the litigation, declaratory relief rescinding the units issued by the Company to SEP I, declaratory relief that CEPM had sole voting power with respect to the outstanding Class A units, declaratory relief that the Company’s officers and managers breached fiduciary and contractual duties and were not entitled to indemnification from the Company as a result thereof, and monetary damages.  On March 31, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  As a result of the settlement, the Class A units acquired by SEP I in the August 2013 transaction were returned to SPP and cancelled in exchange for $0.8 million; CEPM transferred 100% of its Class A units and 414,938 of SPP’s Class B units to SEP I in exchange for an aggregate payment of $1.0 million from SEP I, and SPP paid $6.5 million to CEPM.  In addition, pursuant to the terms of the settlement, CEPM agreed to sell its remaining Class B units over the next nine months, with SEP I providing up to a $5.0 million backstop payment to CEPM to the extent proceeds received by CEPM from such sale do not meet or exceed a specified amount.  As a result of the settlement, the settling parties filed a stipulation in the Court of Chancery of the State of Delaware seeking to lift the preliminary injunction issued on December 3, 2013, and the litigation was dismissed with prejudice.  The settlement also included mutual releases between the plaintiffs and defendants.  In connection with the settlement, we received $1.25 million on April 10, 2014, under our directors and officers insurance policy.

  On February 28, 2014, a lawsuit was filed in the Chancery Court of the State of Delaware by CEPH against the Company (the Exelon Litigation) seeking repayment of suspended distributions in relation to the Class D Interests held by CEPH.  In 2006, Constellation Holding, Inc (CHI), which merged with and into CEPH in December 2012, purchased the Company’s Class D Interests for $8.0 million.  The $8.0 million was to be repaid to CEPH in quarterly distributions of $333,333.33 over a period of six years; however, these distributions could be temporarily suspended if a dispute arose over pricing formulas related to the sale of natural gas from the Robinson’s Bend properties.  A dispute arose, so the distributions were suspended pursuant to the Company’s operating agreement and never reinstated.  CEPH contended, among other things, that the Company breached its contract to pay the quarterly distributions, acted in bad faith and received unjust enrichment by suspending the quarterly distributions.  On June 26, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  In conjunction with the settlement, we paid CEPH $1.65 million in exchange for all of the Class C management incentive interests and the Class D interests held by CEPH, which accounted for all of such interests issued by SPP.  Effective with the acquisition from CEPH, we cancelled the Class C management incentive interests and Class D interests.

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

Item 5. Other Information

None.

Item 6. Exhibits

(a)The following documents are filed as a part of this Quarterly Report on Form 10-Q:

1.Financial Statements:

Condensed Consolidated Balance Sheets – Sanchez Production Partners LLC at September 30, 2014 and December 31, 2013

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) – Sanchez Production Partners LLC for the nine months ended September 30, 2014 and September 30, 2013

Condensed Consolidated Statements of Cash Flows – Sanchez Production Partners LLC for the nine months ended September 30, 2014 and September 30, 2013

Condensed Consolidated Statements of Changes in Members’ Equity – Sanchez Production Partners LLC for the nine months ended September 30, 2014

Notes to Condensed Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Description

*31.1 —	Certification of Chief Executive Officer, Chief Operating Officer, and President of Sanchez Production Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 —	Certification of Principal Financial Officer and Principal Accounting Officer of Sanchez Production Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 —

Certification of Chief Executive Officer, Chief Operating Officer, and President of Sanchez Production Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —

Certification of Principal Financial Officer and Principal Accounting Officer of Sanchez Production Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS—	XRBL Instance Document

*101.SCH—	XRBL Schema Document

*101.CAL—	XRBL Calculation Linkbase Document

*101.LAB—	XRBL Label Linkbase Document

*101.PRE—	XRBL Presentation Linkbase Document

*101.DEF —	XRBL Label Linkbase Document

*        Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sanchez Production Partners LLC, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ PRODUCTION PARTNERS LLC (REGISTRANT)

Date: November 13, 2014	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Treasurer