Form 10-K
period 2014-12-31
Sanchez Production Partners LLC
filed 2015-03-05
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 001-33147

Sanchez Production Partners LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3742489
(State of organization)	(I.R.S. Employer Identification No.)

1000 Main Street, Suite 3000
Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 783-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Units representing Class B Limited Liability Company Interests	}	NYSE MKT LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of Sanchez Production Partners LLC Common Units, without par value, held by non-affiliates as of June 30, 2014 was approximately $51,634,210 based upon NYSE MKT LLC closing price.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Units outstanding on March 2, 2015: 28,777,014 common units.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K contain or may contain forward-looking statements.  These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect”, “may”, “will”, “could”, “project”, “intend”, “predict”, “potential”, “pursue”, “target”, “continue” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described herein.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (SEC), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

Item 1. Business

Overview

We are a limited liability company formed in 2005 under the laws of the State of Delaware.  We are currently focused on the acquisition, development and production of oil and natural gas properties and other integrated assets.  Our proved reserves are currently located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas and in Texas and Louisiana. Our primary business objective is to create long-term value and to generate stable cash flows allowing us to invest in our business to grow our reserves and production. We operate our oil and natural gas properties as one business segment: the exploration, development and production of oil and natural gas.

We completed our initial public offering on November 20, 2006, as Constellation Energy Partners LLC (CEP).  On October 3, 2014, CEP changed its name to Sanchez Production Partners LLC.  The name change was effected pursuant to Section 18-202 of the Delaware Limited Liability Company Act (the DLLCA) by filing a Fourth Certificate of Amendment to Certificate of Formation with the Secretary of State of the State of Delaware.  Under the DLLCA and the Company’s Second Amended and Restated Operating Agreement, as amended, the name change did not require approval by the Company’s unitholders.  We currently trade on the NYSE MKT LLC (NYSE MKT) under the symbol “SPP”.

Unless the context requires otherwise, any reference in this Annual Report on Form 10-K to “Sanchez Production Partners”, “we”, “our”, “us”, “SPP” or the “Company” means Sanchez Production Partners LLC and its subsidiaries. References in this Annual Report on Form 10-K to “SOG” and “SEP I” are to Sanchez Oil & Gas Corporation and its affiliate, Sanchez Energy Partners I, LP, respectively.

Business Strategy

Our primary business objective is to create long-term value and to generate stable cash flows allowing us to invest in our business to grow our reserves and production. We plan to achieve our objective by executing our business strategy, which is to:

•make accretive, right-sized acquisitions of oil and natural gas properties characterized by a high percentage of proved developed oil and natural gas reserves with long-lived, stable production and low-risk drilling opportunities;

•reduce the volatility in our cash flows resulting from changes in oil and natural gas commodity prices and interest rates through efficient hedging programs; and

•organically grow our business by increasing reserves and production through what we believe to be low-risk development drilling that focuses on capital efficient production growth and oil opportunities on our existing properties.

Our primary operating focus has been to reduce our outstanding debt while maintaining a limited capital expenditure program to expand our oil and natural gas production and reserves. As part of this focus, during 2013, we sold our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama and used a portion of the proceeds from that sale to reduce our outstanding debt.  As a result of this sale, amounts related to the Robinson’s Bend Field assets have been reported as discontinued operations in 2013.  All prior year information relating to the Robinson’s Bend Field assets has been restated as discontinued operations, and all information reported or discussed in this Annual Report on Form 10-K reflects the treatment of the Robinson’s Bend Field assets as discontinued operations.  We also amended our reserve-based credit facility to extend its maturity to May 2017 and expand our borrowing capacity, and we acquired producing oil and natural gas assets in Texas and Louisiana from SEP I.  These actions have allowed us to reduce our outstanding debt to $42.5 million at December 31, 2014.  We intend to continue our business strategy to expand our production and reserves while actively pursuing opportunities, including merger and acquisitions, which could lead to enhanced unitholder value.

 Oil and Natural Gas Properties

Our total estimated proved reserves at December 31, 2014, were approximately 99.8 Bcfe, approximately 75% of which were classified as proved developed, with 90% being natural gas and 10% being oil. At December 31, 2014, we owned approximately 2,025 net producing wells. Our total average proved reserve-to-production ratio is approximately 10.2 years and our portfolio decline rate is 12% to 17% based on our estimated proved reserves at December 31, 2014 and production for the month ended December 31, 2014.

Below is a description of our operations and our oil and natural gas properties by basin at December 31, 2014:

Cherokee Basin

The Cherokee Basin is located in the Mid-Continent region of the United States in southern Kansas, northern Oklahoma and western Missouri, and covers approximately 26,000 square miles. The predominant production is natural gas produced from coals and shales, and natural gas and oil from conventional formations. In 2007, we invested in the Cherokee Basin, pursuing a coalbed methane resource play targeting Pennsylvanian coals. As coalbed methane wells were drilled, oil zones were also found and, when economical, developed. Natural gas discovered with oil continues to be a value add, and is handled by our extensive existing natural gas and water gathering infrastructure.

Our production is primarily from the Pennsylvanian coals, shales and sands. Major zones are the Mulky Iron Post Shale, Weir Pitt Coal, and Skinner, Red Fork, and Bartlesville sands. Deeper Mississippian, Woodford (Devonian) and Arbuckle (Ordovician) formations are potentially productive, but currently minimal to our reserve values. The eastward movement of the Mid-Continent horizontal Mississippian drilling into Osage County continues to offer future value to our ownership position in the area if commercial success can be demonstrated.

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

At December 31, 2014, we owned approximately 1,974 net producing wells in the Cherokee Basin. The natural gas coming from our wells is low pressure due to the shallow producing formations and compression is needed to move the natural gas to point of sale. We operate in excess of 20 booster compressors and stations to get our natural gas to sales points owned by ONEOK Gas Transportation, L.L.C.; Scissortail Energy, LLC; Enable Oklahoma Intrastate Transmission, LLC; and Southern Star Central Gas Pipeline, Inc. We operate a substantial portion of our production in the Cherokee Basin. We also own a 50% working interest in most wells operated by Bullseye Operating, L.L.C. (Bullseye) and a 50% interest in Bullseye itself. Bullseye operates approximately 500 gross wells in Washington and Nowata Counties in Oklahoma and sells its production through the Cotton Valley producers cooperative, Cotton Valley Compression, L.L.C. Our average gross working interest in our Cherokee Basin operated properties is approximately 98%. Our average gross working interest in our non-operated Cherokee Basin properties is approximately 50%.

Our estimated proved reserves in the Cherokee Basin at December 31, 2014 were approximately 89.2 Bcfe, approximately 72% of which were classified as proved developed, with 91% being natural gas and 9% being oil.

Woodford Shale

The Woodford Shale is located in the Arkoma Basin in southern Oklahoma. We own approximately nine net producing wells, located in Coal and Hughes counties. This area is gas-rich and is characterized by multiple productive zones. The production of natural gas in the Woodford Shale comes from shale rock that has been stimulated through fracturing jobs after a horizontal well has been drilled. Woodford Shale wells are typically 6,000 to 11,000 feet deep and cost approximately $3.3 million on average to drill and complete, with multiple fractures required. The gas-bearing shale section ranges from 120 to 200 feet thick. As of December 31, 2014, our 82 wells had an average gross working interest of 11.3% and an average net revenue interest of 9.1%. Approximately 90% of the wells are operated by affiliates of Devon Energy Corporation (Devon) and Newfield Exploration Mid-Continent, Inc. (Newfield), with the remaining wells operated by three additional companies. We do not have any additional drilling or leasehold rights associated with our Woodford Shale properties and expect declining production rates and limited future capital expenditures for these wells.

Our estimated proved reserves in the Woodford Shale at December 31, 2014 were approximately 4.2 Bcfe, all of which were classified as proved developed and all were natural gas.

Central Kansas Uplift

The Central Kansas Uplift is an oil-prone region located in Kansas and southern Nebraska. As of December 31, 2014, we had a gross acreage position of 3,710 acres, or approximately 893 net acres, and we owned approximately 5 net producing wells. Over 2 billion barrels of oil have been produced in this region from multiple horizons. The Ordovician Age Arbuckle Formation and the Upper Pennsylvanian Age Lansing—Kansas City reservoirs are the primary targets. Multiple completions per wellbore are common and the typical carbonate reservoirs are stimulated with an inexpensive acid treatment. Drilling depth for this region ranges from 3,500 to 4,900 feet depending on targets and location. Wells in this region typically cost approximately $450,000 to drill and complete.

Murfin Drilling Company, Inc., an experienced oil producer in Kansas, operates all of our wells in this region. The average gross working interest in the wells is approximately 20% and the average net revenue interest is approximately 16%.

Our estimated proved reserves in the Central Kansas Uplift at December 31, 2014 were approximately 0.3 Bcfe, approximately 100% of which were classified as proved developed, with 96% being oil.

Black Warrior Basin

All of the natural gas properties that we owned in the Black Warrior Basin at December 31, 2012, were sold to a third party on February 28, 2013, and a majority of the sales proceeds were used to reduce our outstanding debt level. These properties have been classified as discontinued operations in our consolidated financial statements.

Onshore Texas and Louisiana Gulf Coast

In August 2013, we acquired oil, natural gas and natural gas liquids assets in the onshore Texas and Louisiana Gulf Coast Region.  The acquired assets include 67 producing wells.  SOG operates assets located across the southern edge of the Texas coastline. Zachry Exploration, LLC (Zachry) operates assets located in onshore southern Louisiana. Drilled depths range from 9,000 to 12,000 feet mainly targeting the Miocene-Eocene-Paleocene Series sands and cost approximately $1.5 million to $2.0 million to drill and complete. The wells produce a combination of oil, natural gas and natural gas liquids and are typically vertical well bores. At December 31, 2014, there were 35 net working interest wells, producing a total of 948 barrels of oil equivalent per day.    Approximately 74% of the wells are operated by SOG.

Our estimated proved reserves in Texas and Louisiana at December 31, 2014 were approximately 6.2 Bcfe, approximately 100% of which were classified as proved developed, with 65% being natural gas, 29% being oil and 6% being natural gas liquids.

Proved Oil, Natural Gas and Natural Gas Liquids Reserves

The following table reflects our estimates of proved oil, natural gas and natural gas liquids reserves based on the SEC definitions that were used to prepare our financial statements for the periods presented. The Standardized Measure values shown in the table are not intended to represent the current market values of our estimated proved oil and natural gas reserves.

Reserve data:	2014	2013
Estimated proved reserves:
Oil (MMBbl)	1.7	2.1
Natural gas (Bcf)	89.5	78.0
Natural gas liquids (MMBbl)	0.1	0.1
Total proved reserves (Bcfe)	99.8	91.3
Estimated proved developed reserves:
Oil (MMBbl)	1.6	1.9
Natural gas (Bcf)	65.2	66.6
Natural gas liquids (MMBbl)	0.1	0.1
Total proved developed reserves (Bcfe)	74.6	78.7
Estimated proved undeveloped reserves:
Oil (MMBbl)	0.1	0.2
Natural gas (Bcf)	24.3	11.4
Natural gas liquids (MMBbl)	-	-
Total proved undeveloped reserves (Bcfe)	25.1	12.6
Proved developed reserves as a percent of total reserves	75%	86%
Standardized Measure (in millions)⁽ᵃ⁾	$ 119.5	$ 143.7

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

At December 31, 2014 and 2013, Netherland, Sewell & Associates, Inc. (NSAI), an independent petroleum engineering firm, prepared an estimate of all our proved reserves. We used NSAI’s estimates of our proved reserves to prepare our financial statements. NSAI maintains a degreed staff of highly competent technical personnel. The average experience level of their technical staff of engineers, geoscientists and petro physicists exceeds 20 years, including 5 to 15 years with a major oil company. Our technical staff of engineers and geosciences professionals has an average experience level that exceeds 27 years. Our activities with NSAI are coordinated by a reservoir engineer employed by us who has approximately 34 years of experience in the oil and natural gas industry and an engineering degree from the University of Tennessee and a masters of business administration from the University of New Orleans. He is a member of the Society of Petroleum Engineers. He has prior reservoir engineering and reserves management experience at Exxon Mobil Corporation, Dominion Resources and Hilcorp Energy. He has extensive experience in managing oil and natural gas reserves processes. He serves as the key technical person on our internal reserves committee, which reviews the reserve reports prepared by NSAI before the reports are reviewed by our audit committee of our board of managers and approved by our board of managers.

We have a successful track record of developing our proved undeveloped reserves. We do not rely on any proprietary technology to drill our development wells. Based on our organizational structure and our current business plans, our forecasted cash flow over the next five years is expected to be sufficient to fund this type of development drilling program on certain of our proved undeveloped locations. Using the SEC guidelines for estimating proved reserves, 94% of the locations are scheduled to be drilled within the next five years with the remaining small fraction of 6% being drilled in 2020 as part of a continuous capital program. We record our proved undeveloped locations typically at one offset location, but we can also record proved undeveloped locations on one section surrounding existing production subject to available infrastructure. We have the right to develop locations under our concession agreement with the Osage Nation in Osage County, Oklahoma, subject to its terms and conditions, until 2020 and we have leasehold availability for our other proved undeveloped locations.

The following table summarizes our inventory of proved undeveloped locations as of December 31, 2014:

	Year PUD Is Scheduled To Be Developed
	2015	2016	2017	2018	2019
Number of Locations	17	0	100	110	56
Equivalents-Bcfe	1.0	0.0	8.5	9.9	4.5
Capital Estimate-$millions	$ 4.9	$ 0.0	$ 12.2	$14.0	$5.9

Our 2014 estimates of total proved reserves increased 8.5 Bcfe from 2013 due to a 12.9 Bcf increase in undeveloped gas reserves in the Cherokee Basin.  The higher volumes were due to a higher gas price.  Our reserves are 90% natural gas and are sensitive to lower prices for natural gas and basis differentials in the Mid-Continent region.  For the proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report: $93.95 per barrel for oil, $35.11 per barrel for natural gas liquids and $4.09 per Mcf for natural gas.  Proved developed producing reserves were lower due to natural production decline.

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

Oil, Natural Gas and Natural Gas Liquids Prices

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

Prices on January 1,
Market Prices:	2015	2014	2013
Natural gas price—NYMEX (Henry Hub)	$ 3.19	$ 4.41	$ 3.35
Natural gas price—Enable Gas Transmission, LLC (East)(a)	$ 3.03	$ 4.30	$ 3.24
Natural gas price—Natural Gas Pipeline Co. of America (Midcontinent)	$ 3.04	$ 4.37	$ 3.26
Natural gas price—Houston Ship Channel	$ 3.04	$ 4.31	$ 3.32
Natural gas price—ONEOK Gas Transportation LLC (Oklahoma)	$ 3.02	$ 4.31	$ 3.24
Natural gas price—Panhandle Eastern Pipe Line Co. (Texas, Oklahoma)	$ 3.07	$ 4.27	$ 3.23
Natural gas price—Southern Natural Gas Co. (Louisiana)	$ 3.17	$ 4.37	$ 3.40
Natural gas price—Southern Star Central Gas Pipeline Inc. (Texas, Oklahoma, Kansas)	$ 3.06	$ 4.28	$ 3.20
Natural gas price—Tennessee Gas Pipeline Co. (Texas, zone 0)	$ 3.05	$ 4.26	$ 3.28
Natural gas price—Texas Eastern Transmission Corp. (South Texas zone)	$ 3.08	$ 4.29	$ 3.27
Oil price—West Texas Intermediate—Cushing	$ 53.45	$ 98.17	$ 91.83

(a)  Previously called CenterPoint Energy Gas Transmission Co. (East)

We enter into derivative transactions in the form of hedging arrangements to reduce the impact of oil and natural gas price volatility on our cash flow from operations. Currently, we use fixed price swaps to hedge oil and natural gas prices. We also use basis swaps to limit our exposure to differences between the NYMEX natural gas price and the price at the location where we sell our natural gas. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of fluctuating commodity prices on our cash flow from operations for those periods. All of our commodity derivative positions are outlined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow From Operations — Open Commodity Hedge Positions.”

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and natural gas liquids and certain price and cost information for each of the periods indicated:

	For the Year Ended December 31,
	2014	2013
Net Production:
Natural gas production (MMcf)	6,911	6,727
Oil production (MBbl)	286	221
Natural gas liquids production (MBbl)	71	22
Total production (Mmcfe)	9,052	8,188
Average daily production (Mcfe/d)	24,800	22,433
Average Sales Prices:
Natural gas price per Mcf with hedge settlements	$5.25	$5.78
Natural gas price per Mcf without hedge settlements	$4.14	$3.51
Oil and liquids price per Bbl with hedge settlements	$80.58	$89.15
Oil and liquids price per Bbl without hedge settlements	$80.78	$88.14
Total price per Mcfe with hedge settlements	$7.19	$7.49
Total price per Mcfe without hedge settlements	$6.34	$5.56
Average Unit Costs Per Mcfe:
Field operating expenses⁽ᵃ⁾	$2.67	$2.62
Lease operating expenses	$2.32	$2.30
Production taxes	$0.35	$0.32
General and administrative expenses	$1.82	$2.71
Depreciation, depletion and amortization	$1.94	$2.32
Asset impairments	$0.60	$0.29

(a)Field operating expenses include lease operating expenses (average production costs) and production taxes.

Productive Wells

The following table sets forth information at December 31, 2014, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of producing commercial quantities of oil or natural gas, including oil and natural gas wells awaiting pipeline connections to commence deliveries. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
	Gross	Net	Gross	Net
Operated	1,618	1,569	227	212
Non-operated	517	224	66	20

Total	2,135	1,793	293	232

Drilling Activity

The following table sets forth information with respect to oil and natural gas wells drilled and completed by us during the years ended December 31, 2014 and 2013, respectively. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that are capable of producing commercial quantities of oil or natural gas, regardless of whether they produce a reasonable rate of return. No exploratory wells were drilled on any of our properties during the years ended December 31, 2014 or 2013.

	Year Ended December 31,		Wells in Progress at December 31,
	2014	2013	2014
Gross:
Development
Productive	11	64	2
Dry	-	-	-
Recompletions	6	15	-
Total	17	79	2

Net:
Development
Productive	8	64	-
Dry	-	-	-
Recompletions	6	15	-
Total	14	79	-

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2014 related to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	236,055	214,553	20,162	16,227

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

Leases

Our leases are concentrated in Oklahoma (84%), Texas (7%), Kansas (7%) and Louisiana (2%). We have approximately 1,564 leases in the Cherokee Basin on approximately 221,273 net acres. Our acreage includes areas leased under a concession agreement that we have with the Osage Nation in Osage County, Oklahoma, which provides us with the exclusive right to lease for coalbed methane on up to 560,000 acres within Osage County and the exclusive right for a period of 90 days after drilling a coalbed methane well on any such acreage to lease for oil and natural gas on such acreage. Generally, we have the right each year to elect to license up to a certain amount of acreage under the concession agreement for such year for a specified license payment, and a license must be obtained before we then lease the acreage. During the term of the concession agreement, however, we have the exclusive right to lease the acreage covered thereunder for coalbed methane unless we notify the Osage Nation in writing that we have no intention to lease any particular acreage. Our concession agreement with the Osage Nation is in four phases: (i) Phase I (four year term of January 1, 2005 through December 31, 2008) during which not less than 440 production wells were to have been drilled and completed; (ii) Phase II (four year term of January 1, 2009 through December 31, 2012) during which a cumulative of not less than 680 production wells were to have been drilled and completed; (iii) Phase III (four year term of January 1, 2013 through December 31, 2016) during which a cumulative of not less than 920 production wells shall be drilled and completed; and (iv) Phase IV (four year term of January 1, 2017 through December 21, 2020) during which a cumulative of not less than 1,160 production wells shall be drilled and completed, such that not less than a total of 1,160 production wells shall be drilled in Phases I through IV. Generally, in addition to the drilling and completion of a producing well counting as a “production well,” the drilling of two dry holes are counted as one “production well,” a recompletion of an existing wellbore is counted as one “production well,” a horizontal well is counted as two “production wells” and a salt water disposal well is counted as one “production well” under the concession agreement (hereinafter “production well credits”). As of December 31, 2014, we believe we have earned approximately 794 total production well credits and our total developed and undeveloped leased acreage totaled 63,600 acres. We achieved the specific drilling targets under the concession agreement through Phase II, which ended December 31, 2012. If the drilling requirement for a particular phase is not met, we have the option to make a payment equal to the shortfall of production wells required to be drilled multiplied by $50,000 per well in order to be deemed to have complied with the requirement for that phase. If the drilling requirement of a particular phase were not met (either through drilling of production wells or payment as described above), the Osage Nation’s sole remedy would be the termination of the concession agreement at the expiration of the then current phase, provided that such termination would have no effect upon our wells already drilled and the leases that we have acquired that are producing in paying quantities. We believe the Osage Nation has granted at least two concessions for the drilling of conventional oil and natural gas on acreage which overlaps certain of the acreage covered by our earlier granted concession and it has taken the position that we are not entitled to conventional oil and natural gas leases under the terms of our concession agreement where we have not drilled a coalbed methane well first.

The typical oil and natural gas lease agreement covering our other Cherokee Basin properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on or pooled with the leased property. In the Cherokee Basin, depending on the location of a particular well, the total lease burden on our operated properties is generally 20%, generally corresponding to an 80% net revenue interest to us, and on our non-operated properties is generally a 40% net revenue interest. We have 58 leases with a gross acreage position of 3,710 acres in the Central Kansas Uplift, or approximately 893 net acres. We have no leasehold rights associated with our 82 well bores in the Woodford Shale. We have approximately 116 leases in Louisiana with a gross acreage position of 3,594 acres, or approximately 714 net acres. We have approximately 380 leases in Texas with a gross acreage position of 17,623 acres, or 7,900 net acres.

Under the oil and natural gas lease agreements covering our productive wells, such leases have generally been perpetuated beyond their stated lease term and generally will not expire unless and until associated production ceases. Such leases are said to be “held by production” and do not require us to make lease payments beyond the royalty amount stipulated by each lease. The area held by production from a particular well is typically held by lease or applied to a pooled unit for such well or as specified under state law. Barring establishment of commercial production, most of our leases not currently held by production will expire. Approximately 15%, 11% and 5% of our total net undeveloped acreage of 16,227 acres is held under leases that have remaining primary terms expiring in 2015, 2016 and 2017, respectively. Of these expiration amounts in 2015, 2016, and 2017, approximately 58%, 72%, and 95%, respectively, apply to our concession agreement with the Osage Nation. If these leases do expire, we have the exclusive right to acquire a new coalbed methane lease on any expired acreage under our concession agreement with the Osage Nation until its expiration in 2020 or any earlier termination according to its terms and conditions. The remaining expiring acreage in all three years is primarily located in Kansas and Oklahoma.

Operations

General

We were the operator of approximately 88% of the 2,025 net wells in which we owned an interest at December 31, 2014. The administration and operation of our properties may be divided into the following functions:

Executive Management

Our executive management team develops and approves our business plans. They report directly to our board of managers, which is composed of three independent managers and two managers appointed by the holders of our Class A units. We have the responsibility for the overall operations of our fields and developing our drilling programs and other production enhancement opportunities. Field operations and the related technical support services, including geology, engineering, land administration and accounting, are conducted by employees of SOG and one of our subsidiaries. These employees approve the design and the development, maintenance, recompletion and workover for all of the wells in our fields. Our drilling programs are designed by us and implemented by various contractors. We do not own drilling rigs or other oil field service equipment used for drilling wells on our properties.

On May 8, 2014, the Company and SP Holdings, LLC (the Manager), a SOG-related company, entered into a Shared Services Agreement (the Services Agreement) pursuant to which, as of July 1, 2014, the Manager provides services that the Company requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.  In connection with providing the services under the Services Agreement, the Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of the Company’s properties other than its assets located in the Mid-Continent region, (ii) a one-time $1,000,000 administrative fee, which was paid in 2014, (iii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iv) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.

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

For our 82 well bores located in the Woodford Shale, the operators of the properties—primarily Devon and Newfield—conduct all operations on our behalf. For our 26 non-operated wells located in the Central Kansas Uplift, Murfin Drilling Company Inc., the operator, conducts all operations on our behalf.    For our 68 non-operated wells located in Texas, SOG is the operator and conducts all operations on our behalf.  For our 23 non-operated wells located in Louisiana, Zachry is the operator and conducts all operations on our behalf.

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

Land Administration

Our lease positions and our concession with the Osage Nation are managed by employees of SOG under the Services Agreement with assistance from contract landmen. These employees and landmen provide assistance with management of our current lease positions, acquisitions of new leases, permitting for drilling and laying pipelines as well as negotiating agreements with landowners for the use of their property. We have land staff in our field offices as required, with our land administration function in Houston, Texas.

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

Hedging and Risk Management Activities

Our hedging and risk management activities are managed by employees of SOG under the Services Agreement. Their activities are monitored by our risk committee composed of internal employees and quarterly risk reports are made to our board of managers and to the audit committee of our board of managers. All of our derivatives are with Societe Generale, a lender in our reserve-based credit facility, and The Bank of Nova Scotia. The derivative transactions are done to reduce our exposure to short-term fluctuations in oil and natural gas prices and interest rates and to achieve more predictable cash flows. None of our derivatives currently require cash collateral and we do not enter into speculative or proprietary trading activities. We also maintain an active insurance program to provide for coverage to insure against various losses and liabilities arising from our operations and drilling activities.

Markets and Competition

We operate in a competitive environment for acquiring properties, marketing oil and natural gas and retaining trained personnel. Many of our competitors have substantially greater financial, technical and personnel resources than us. As a result, our competitors may be able to outbid us for oil and natural gas properties and exploratory prospects, more competitively price their production, or utilize superior technical resources than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a competitive environment with limited access to capital. There is substantial competition for the limited capital available for investment in the oil and natural gas industry. SOG nor any of its related companies are restricted from competing with us.

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

Air Emissions

The Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources.  For example, in August 2012, the EPA adopted new rules that establish new air emission control requirements for oil and natural gas production and natural gas processing operations.  The new rules include New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (VOCs) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.  The new regulations require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover or treat rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process.  The rules also establish specific requirements regarding emissions from new or modified compressors, dehydrators, storage tanks and other production equipment.  In addition, the rules establish new leak detection requirements for new or modified natural gas processing plants.  Compliance with these rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.  States can also impose air emissions limitations that are more stringent than the federal standards imposed by the EPA.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.  Rules restricting air emissions may require a number of modifications to our operations including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our operating results.  However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.  We believe our operations are in substantial compliance with federal and state air emission standards.

 Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices and has commenced a study of the potential environmental impacts of hydraulic fracturing activities. Further, the Department of the Interior has released draft regulations governing hydraulic fracturing on federal and Native American oil and natural gas leases which would require lessees to file for approval of well stimulation work before commencement of operations and require well operators to disclose the trade names and purposes of additives used in the fracturing fluids.  The states in which we operate have also adopted disclosure requirements related to fracturing fluids.  Legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Currently, no states in which we utilize hydraulic fracturing have adopted these regulations. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing hydraulic fracturing would impact our business.

OSHA and Other Laws and Regulation

We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state laws.  These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communications standard, OSHA Process Safety Management, the EPA community right-to-know regulations under Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements.

Our operations in the Cherokee Basin and in the Woodford Shale in Oklahoma are subject to the rules and regulations of the Oklahoma Corporation Commission, Oil & Gas Conservation Division. Our operations in the Cherokee Basin and the Central Kansas Uplift in Kansas are subject to the rules and regulations of the Kansas Corporation Commission, Oil & Gas Conservation Division.  Our operations in Texas are subject to the rules and regulations of the Railroad Commission of Texas, Oil & Gas Division.  Our operations in Louisiana are subject to the rules and regulations of the Louisiana Department of Natural Resources, Office of Conservation.  We believe we are in substantial compliance with these rules and regulations.

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements should not have a material adverse impact on our financial condition and results of operations. As of December 31, 2014, we had no accrued environmental obligations. We are not aware of any environmental issues or claims that will require material capital expenditures or that will otherwise have a material impact on our financial position or results of operations. However, we cannot predict how future environmental laws and regulations may impact our operations, and therefore cannot provide assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial condition, results of operations or cash flows.

Employees

As of December 31, 2014, our subsidiary, CEP Services Company, Inc., had 52 employees. None of these employees are subject to a collective bargaining agreement.

As of December 31, 2014, 22 employees were employed by SOG with their primary function being to provide services for SPP.  None of these employees are subject to a collective bargaining agreement.

Offices

We are headquartered in Houston, Texas. We also maintain field offices in Coffeyville, Kansas and Skiatook, Oklahoma. We own the field office buildings and land in Kansas and Oklahoma.

 Available Information

Our internet address is http://www.sanchezproductionpartners.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report on Form 10-K. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website that contains these reports at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 723-0330.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

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

On August 30, 2013, a lawsuit was filed in the Chancery Court of the State of Delaware by Constellation Energy Partners Management, LLC (CEPM), Gary M. Pittman and John R. Collins against the Company, certain of its officers and managers, SOG and SEP I (the PostRock Litigation) in connection with the Company’s closing on August 9, 2013 of the purchase of oil and natural gas properties from SEP I and the issuance of units in connection therewith.  The plaintiffs contended, among other things, that the issuance of the units to SEP I in connection with the acquisition was not permitted under the Company’s operating agreement, that Messrs. Pittman and Collins should not have been removed as the Class A managers of the Company’s board of managers, and that SEP I, SOG and our current Class A managers participated in bad faith conduct of the other defendants and interfered with CEPM’s contractual rights under the Company’s operating agreement.  The plaintiffs alleged claims against the Company and certain of its managers and officers relating to breach of contract, breach of the duty of good faith, and breach of the implied covenant of good faith and fair dealing; the plaintiffs also alleged aiding and abetting and tortuous interference claims against SOG, SEP I and our current Class A managers.  The plaintiffs sought, among other things, declaratory relief reappointing Messrs. Pittman and Collins to the Company’s board of managers and removing our current Class A managers therefrom, and an injunction against the Company taking any further action outside the ordinary course of business during the pendency of the litigation, declaratory relief rescinding the units issued by the Company to SEP I, declaratory relief that CEPM had sole voting power with respect to the outstanding Class A units, declaratory relief that the Company’s officers and managers breached fiduciary and contractual duties and were not entitled to indemnification from the Company as a result thereof, and monetary damages.  On March 31, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  As a result of the settlement, the Class A units acquired by SEP I in the August 2013 transaction were returned to SPP and cancelled in exchange for $0.8 million; CEPM transferred 100% of its Class A units and 414,938 of SPP’s Class B units to SEP I in exchange for an aggregate payment of $1.0 million from SEP I, and SPP paid $6.5 million to CEPM.  In addition, pursuant to the terms of the settlement, CEPM agreed to sell its remaining Class B units over the next nine months, with SEP I providing up to $5.0 million backstop payment to CEPM to the extent proceeds received by CEPM from such sale do not meet or exceed a specified amount.  As a result of the settlement, the settling parties filed a stipulation in the Court of Chancery of the State of Delaware seeking to lift the preliminary injunction issued on December 3, 2013, and the litigation was dismissed with prejudice.  The settlement also included mutual releases between the plaintiffs and defendants.  In connection with the settlement, we received $1.25 million on April 10, 2014, under our directors and officers insurance policy.

On February 28, 2014, a lawsuit was filed in the Chancery Court of the State of Delaware by Constellation Energy Partners Holdings, LLC (CEPH) against the Company (the Exelon Litigation) seeking repayment of suspended distributions in relation to the Class D Interests held by CEPH.  In 2006, Constellation Holding, Inc (CHI), which merged with and into CEPH in December 2012, purchased the Company’s Class D Interests for $8.0 million.  The $8.0 million was to be repaid to CEPH in quarterly distributions of $333,333.33 over a period of six years; however, these distributions could be temporarily suspended if a dispute arose over pricing formulas related to the sale of natural gas from the Robinson’s Bend properties.  A dispute arose, so the distributions were suspended pursuant to the Company’s operating agreement and never reinstated.  CEPH contended, among other things, that the Company breached its contract to pay the quarterly distributions, acted in bad faith and received unjust enrichment by suspending the quarterly distributions.  On June 26, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  In conjunction with the settlement, we paid CEPH $1.65 million in exchange for all of the Class C management incentive interests and the Class D interests held by CEPH, which accounted for all such interests issued by SPP.  Effective with the acquisition from CEPH, we cancelled the Class C management incentive interests and Class D interests.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE MKT under the symbol “SPP.” On March 2, 2015, there were 28,777,014 common units outstanding and 55 unitholders of record. On March 2, 2015, the market price for our common units was $1.36 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $31.5 million. The following table presents the high and low closing price for our common units during the periods indicated.

	Common Stock
	High	Low

2014
First Quarter	$2.85	$2.17
Second Quarter	$2.74	$2.30
Third Quarter	$4.23	$2.63
Fourth Quarter	$3.71	$1.22

2013
First Quarter	$1.82	$1.17
Second Quarter	$2.13	$1.50
Third Quarter	$2.95	$1.85
Fourth Quarter	$2.47	$2.10

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

provided, however, that the board of managers may not establish cash reserves pursuant to (iii) above if the effect of such reserves would be that we are unable to distribute the quarterly distribution on all common units and Class A units with respect to such quarter; and provided further, that disbursements made by us or any of our subsidiaries or cash reserves established, increased or reduced after the end of that quarter, but on or before the date of determination of available cash for that quarter, shall be deemed to have been made, established, increased or reduced, for purposes of determining available cash, within that quarter if the board of managers so determines.  In June 2014, we cancelled the Class D interests and the Class C management incentive interests.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, forecasts, guidance, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, operating costs, lack of a sponsor, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We are a limited liability company formed in 2005.   We are focused on the acquisition, development and production of oil and natural gas properties and other integrated assets. Our proved reserves are currently located in the Cherokee Basin in Oklahoma, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas and in Texas and Louisiana. Our primary business objective is to create long-term value and to generate stable cash flows allowing us to invest in our business to grow our reserves and production. We plan to achieve our objective by executing our business strategy, which is to:

•make accretive, right-sized acquisitions of oil and natural gas properties characterized by a high percentage of proved developed oil and natural gas reserves with long-lived, stable production and low-risk drilling opportunities;

•reduce the volatility in our cash flows resulting from changes in oil and natural gas commodity prices and interest rates through efficient and effective hedging programs; and

•organically grow our business by increasing reserves and production through what we believe to be low-risk development drilling that focuses on capital production growth and oil opportunities on our existing properties.

We completed our initial public offering on November 20, 2006, and our Class B common units are currently listed on the NYSE MKT under the symbol “SPP”.

Unless the context requires otherwise, any reference in this Annual Report on Form 10-K to “Sanchez Production Partners”, “we”, “our”, “us”, “SPP” or the “Company” means Sanchez Production Partners LLC (formerly Constellation Energy Partners) and its subsidiaries.  References in this Annual Report on Form 10-K to “SOG” and “SEP I” are to Sanchez Oil & Gas Corporation and its subsidiary, Sanchez Energy Partners I, LP, respectively.

Some key highlights of our business activities for the year ended December 31, 2014 were:

•We acquired producing oil and natural gas assets in Louisiana.

•We entered into the Services Agreement with SP Holdings, LLC as the Manager as of July 1, 2014.  The Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.

•We changed our name from Constellation Energy Partners LLC to Sanchez Production Partners LLC on October 3, 2014.

•We have reduced our outstanding debt by 80.7% from a high of $220.0 million in 2009 to $42.5 million.

Significant Operational Factors in 2014

•  Realized Prices. Our average realized prices for the year ended December 31, 2014 were $5.25 per Mcfe for natural gas and $91.94 per barrel for oil, including hedge settlements, and $4.14 per Mcf for natural gas and $92.19 per barrel for oil, excluding hedge settlements. After deducting the cost of sales associated with our third party gathering, our average realized prices were $5.03 per Mcf for natural gas and $86.74 per barrel for oil, including hedge settlements, and $3.92 per Mcf for natural gas and $86.98 per barrel for oil, excluding hedge settlements.

•Production. Our production for the year ended December 31, 2014, was approximately 9.1 Bcfe, or an average of 24,800 Mcfe per day, compared with approximately 8.2 Bcfe, or an average of 22,433 Mcfe per day, for the year ended December 31, 2013.

•Capital Expenditures and Drilling Results. For the year ended December 31, 2014, we spent approximately $7.2 million in cash capital expenditures, consisting of $1.4 million for the purchase of oil and natural gas properties in LaSalle Parish, Louisiana, $3.5 million in development expenditures focused on oil completions in the Cherokee Basin, and $2.3 million in development expenditures focused on SEP I acquired properties. We completed 8 net wells and 6 net recompletions during 2014.

•  Oil and Natural Gas Reserves. Our total year-end 2014 proved reserves were 99.8 Bcfe, which is 8.5 Bcfe higher than our year-end 2013 proved reserves of 91.3 Bcfe, due to higher SEC natural gas prices. Our 2014 estimates of proved reserves were prepared in accordance with the SEC rules for oil and natural gas reserve reporting that require our proved reserves to be calculated using an average of the NYMEX spot prices for the sales of oil and natural gas on the first calendar day of each month of the year, adjusted for basis differentials. Locations that are scheduled to be drilled after five years are generally classified as probable or possible reserves. Our reserves are 90% natural gas and are sensitive to lower SEC-required prices for natural gas and basis differentials in the Mid-Continent region. The 12-month average SEC-required price used to prepare our reserve report was $4.09 per Mcf. Although we utilize swaps and basis swaps to mitigate commodity price risk and basis differentials, these derivatives are not used when preparing our reserve report based on SEC rules. We do not use the SEC-required 12-month average price to make investment or drilling decisions. Instead, we use estimates of expected future observable market prices for oil and natural gas.

•Reduction of Outstanding Debt. Through December 31, 2014, we reduced our outstanding debt to $42.5 million, which currently leaves us with $27.5 million of funds available for borrowing under our reserve-based credit facility which matures on May 30, 2017.

•Hedging Activities. All of our derivatives are accounted for as mark-to-market activities. For the year ended December 31, 2014, the non-cash mark-to-market gain was approximately $12.2 million, compared to non-cash mark-to-market loss of $17.3 million for the same period in 2013.

We experience earnings volatility as a result of using the mark-to-market accounting method for our open derivative positions. This accounting treatment can cause extreme earnings volatility as the positions for future oil and natural gas production or interest rates are marked-to-market. These non-cash gains or losses are included in our current statement of operations until the derivatives are cash settled as the commodities are produced and sold or interest payments are made. Further detail of our open derivative positions and their accounting treatment is outlined below in “—Cash Flow From Operations—Open Commodity Hedge Positions” and “Critical Accounting Polices and Estimates—Hedging Activities.”

Results of Operations

The following table sets forth the selected financial and operating data for the periods indicated (in thousands, except net production and average sales and costs):

	For the year ended December 31,		2014 vs. 2013 Variance
	2014	2013	$	%
Revenues:
Natural gas sales at market price	$25,481	$20,999	4,482	21.3%
Natural gas hedge settlements	7,695	15,550	(7,855)	(50.5)%
Natural gas mark-to-market activities	(1,824)	(16,528)	14,704	89.0%
Natural gas total	31,352	20,021	11,331	56.6%
Oil sales	26,353	20,944	5,409	25.8%
Oil hedge settlements	(69)	245	(314)	(128.2)%
Oil mark-to-market activities	14,053	(753)	14,806	1,966.3%
Oil total	40,337	20,436	19,901	97.4%
Natural gas liquids sales	2,477	512	1,965	383.8%
Miscellaneous income	3,106	3,108	(2)	(0.1)%
Total revenues	77,272	44,077	33,195	75.3%
Operating expenses:
Lease operating expenses	21,012	18,858	2,154	11.4%
Cost of sales	1,487	1,455	32	2.2%
Production taxes	3,200	2,601	599	23.0%
General and administrative	16,499	22,214	(5,715)	(25.7)%
Loss on sale of assets	223	4	219	5,475.0%
Depreciation, depletion and amortization	17,533	18,972	(1,439)	(7.6)%
Asset impairments	5,424	2,357	3,067	130.1%
Accretion expenses	604	519	85	16.4%
Total operating expenses	65,982	66,980	(998)	(1.5)%
Other expenses (income):
Interest expense	2,076	6,798	(4,722)	(69.5)%
Interest expense - gain from mark-to-market activities	-	(3,648)	3,648	100.0%
Other income	(289)	(196)	(93)	47.4%
Total other expenses (income)	1,787	2,954	(1,167)	(39.5)%
Total expenses	67,769	69,934	(2,165)	(3.1)%
Loss from discontinued operations	-	(2,686)	2,686	100.0%
Net income (loss)	$9,503	$(28,543)	38,046	133.3%

Net production:
Natural gas production (MMcf)	6,911	6,727	184	2.7%
Oil production (MBbl)	286	221	65	29.4%
Natural gas liquids production (MBbl)	71	22	49	222.7%
Total production (Mmcfe)	9,052	8,188	864	10.6%
Average daily production (Mcfe/d)	24,800	22,433	2,367	10.6%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$5.25	$5.78	(0.53)	(9.2)%
Natural gas price per Mcf without hedge settlements	$4.14	$3.51	0.63	17.9%
Oil and natural gas liquids price per Bbl with hedge settlements	$80.58	$89.15	(8.57)	(9.6)%
Oil and natural gas liquids price per Bbl without hedge settlements	$80.78	$88.14	(7.36)	(8.4)%
Total price per Mcfe with hedge settlements	$7.19	$7.49	(0.30)	(4.0)%
Total price per Mcfe without hedge settlements	$6.34	$5.56	0.78	14.0%
Total price per BOE with hedge settlements	$43.11	$44.96	(1.85)	(4.1)%
Total price per BOE without hedge settlements	$38.06	$33.39	4.67	14.0%
Average unit costs per Mcfe:
Field operating expenses⁽ᵃ⁾	$2.67	$2.62	0.05	1.9%
Lease operating expenses	$2.32	$2.30	0.02	0.9%
Production taxes	$0.35	$0.32	0.03	9.4%
General and administrative expenses	$1.82	$2.71	(0.89)	(32.8)%
General and administrative expenses without unit-based compensation	$1.68	$2.59	(0.91)	(35.1)%
Depreciation, depletion and amortization	$1.94	$2.32	(0.38)	(16.4)%

(a)Field operating expenses include lease operating expenses (average production costs) and production taxes

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Oil,  natural gas and natural gas liquids sales. Unhedged oil, natural gas and natural gas liquids sales increased by $11.9 million, or 28.0%, to $54.3 million for the year ended December 31, 2014, from $42.4 million for the year ended December 31, 2013, due to higher production volumes and higher natural gas prices, partially offset by lower oil prices.  Higher natural gas prices resulted in an increase in revenues of approximately $4.4 million.  Lower oil prices resulted in a decrease in revenues of approximately $2.1 million, while lower natural gas liquids prices resulted in a decrease in revenues of approximately $0.5 million.

Average daily production volumes increased to approximately 24,800 Mcfe/d for the year ended December 31, 2014, from approximately 22,433 Mcfe/d for the year ended December 31, 2013.  Higher oil, natural gas and natural gas liquids production volumes resulted in an increase in revenues of approximately $10.0 million.  The increase in average daily production was primarily the result of properties purchased in Texas and Louisiana during August 2013, which provided a full year of production in 2014. We hedged 88% of our consolidated production volumes sold through December 31, 2014, and hedged all of our actual production through December 31, 2013. In March 2013, we liquidated or repositioned certain of our hedges to ensure that our outstanding derivative positions in future periods are lower than our expected future natural gas production in those periods.

Cash hedge settlements received for our commodity derivatives were approximately $7.6 million for the year ended December 31, 2014. Cash hedge settlements received for our commodity derivatives were approximately $15.8 million for the year ended December 31, 2013. This difference was due to changes in hedge prices, hedged volumes and market prices for natural gas and oil during 2013 and 2014.

As discussed below, our non-cash mark-to-market activities increased by $29.5 million for the year ended December 31, 2014, compared to the same period in 2013. Our realized prices before our hedging program increased from 2013 to 2014 primarily due to net higher market prices for our natural gas production. This was offset by our hedging program and the mark-to-market gains and losses discussed below.

Hedging and mark-to-market activities. As of December 31, 2014, all of our hedges were accounted for as mark-to-market activities. For the year ended December 31, 2014, the non-cash mark-to-market gain was approximately $12.2 million, compared to a non-cash mark-to-market loss of approximately $17.3 million for the same period in 2013. The entire 2014 non-cash gain represented the impact of lower than expected future oil and natural gas prices on our derivative transactions that were being accounted for as mark-to-market activities.

 Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

For the year ended December 31, 2014, lease operating expenses increased $2.1 million, or 11.4%, to $21.0 million, compared to expenses of $18.9 million for the same period in 2013. This $2.1 million increase in lease operating expenses is related to $1.4 million in higher non-operated costs due to the properties purchased in Texas and Louisiana during August 2013 incurring a full year of expenses, $0.4 million in higher elective costs such as parts and supplies and $0.3 million in higher labor costs.

For the year ended December 31, 2014, per unit lease operating expenses were $2.32 per Mcfe compared to $2.30 per Mcfe for the same period in 2013.

For the year ended December 31, 2014, production taxes increased $0.6 million, or 23.0%, to $3.2 million, compared to production taxes of $2.6 million for the same period in 2013. This increase is primarily the result of higher market prices for natural gas in 2014.

General and administrative expenses. General and administrative expenses include the costs of our employees and SOG employees who perform services under the Services Agreement, related benefits, professional fees, general business and public company expenses, and any other administrative costs not directly associated with field operations.

General and administrative expenses decreased $5.7 million, or 25.7%, to $16.5 million for the year ended December 31, 2014, compared to $22.2 million for the same period in 2013. Our general and administrative expenses were lower in 2014, compared to 2013 because of $7.0 million in lower audit, consulting, and legal services and $0.8 million in lower severance costs, partially offset by $1.0 million in higher management fees paid to SOG in conjunction with the Services Agreement, $0.7 million in higher labor and incentive compensation costs and $0.4 million in higher unit-based compensation and board of managers costs,.  The decreased legal fees are the result of the PostRock Litigation and the settlement of $5.9 million during 2013.

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

Our depreciation, depletion and amortization expense for the year ended December 31, 2014 was $17.5 million, or $1.94 per Mcfe, compared to $19.0 million, or $2.32 per Mcfe, for the same period in 2013. This decrease of $1.4 million, or 7.6%, reflects the increase in our reserve base at December 31, 2014, primarily due to the impact of a higher SEC-required natural gas price used to calculate our reserves, as well as increases in our current year reserve volumes.  We calculate depletion using units-of-production under the successful efforts method of accounting. Our other assets are depreciated using the straight-line basis. We will use our 2014 year-end reserve report to record our depletion in the first three quarters of 2015 and our 2015 year-end reserve report to record our depletion in the fourth quarter of 2015.

Our asset impairment charges for the year ended December 31, 2014 were $5.4 million, compared to $2.4 million for the same period in 2013. Our impairment charges in 2014 were approximately $5.4 million to impair the value of our oil and natural gas fields in Texas and Louisiana as a result of lower oil prices. Our impairment charges in 2013 were approximately $2.1 million to impair the value of our oil and natural gas fields in Texas and Louisiana and $0.2 million to impair certain of our wells in the Woodford Shale, both due to decreases in commodity pricing.

Interest expense. Net interest expense for the year ended December 31, 2014 decreased $1.0 million, or 34.1%, to approximately $2.1 million, compared to approximately $3.1 million in interest expense for the same period in 2013. This decrease was due to a lower average debt outstanding balance during 2014 compared to 2013, along with a lower average interest rate. At December 31, 2014, we had an outstanding balance under our reserve-based credit facility of $42.5 million, compared to $50.7 million at December 31, 2013.

Discontinued Operations. We did not have any discontinued operations gains or losses during 2014 and recorded a loss from discontinued operations for the year ended December 31, 2013 of $2.7 million.  Our discontinued operations represent the net loss associated with the sale of our Robinson’s Bend Field assets in the Black Warrior Basin of Alabama, in a transaction that closed on February 28, 2013, with an effective date of December 1, 2012.

Liquidity and Capital Resources

During 2014, we utilized our cash flow from operations as our primary source of capital to fund our operating and capital programs, as well as certain non-recurring items, and to reduce our debt. Our primary use of capital during this time was for development of existing oil opportunities within our existing asset base in the Mid-Continent and Gulf Coast regions, settlement payments related to the PostRock Litigation and the Exelon Litigation and transition costs related to the implementation of the Services Agreement.

Our future success in growing reserves and production will be highly dependent on the capital resources available to us and our success in drilling for or acquiring additional reserves and managing the costs associated with our operations. We routinely monitor and adjust our capital expenditures and operating expenses in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. Based upon current oil and natural gas price expectations, our existing hedge position and expected production levels in 2015, we anticipate that our cash flow from operations can meet our planned capital expenditures and other cash requirements for the next twelve months. If needed, we may utilize unused borrowing capacity under our reserve-based credit facility or issue additional equity securities to raise additional capital. Future cash flows and our borrowing capacity are subject to a number of variables, including the level of oil and natural gas production, the market prices for those products and our hedge position. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

During 2014, natural gas prices showed signs of tapering, while oil prices decreased dramatically.  We have a significant amount of our oil and natural gas production hedged for 2015 and 2016.  Our financial results will not be fully impacted by significant increases or decreases in oil and natural gas prices because of our hedging program. For 2015, we have approximately 4.5 Bcfe of our natural gas production locked in at an effective fixed price of $4.26 per Mcfe. With respect to our 2015 oil production, we have hedges in place on approximately 259 MBbl at a fixed price of $91.04 per barrel. These hedge positions lock in a significant portion of our expected operating cash flows for 2015, although we are still exposed to increases or decreases in oil and natural gas prices on any of our unhedged volumes. In the event of inflation increasing drilling and service costs, our hedging program will also limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending or operating expense levels.

Reserve-Based Credit Facility

In May 2013, we refinanced our $350.0 million reserve-based credit facility with Societe Generale as administrative and collateral agent and a syndicate of lenders, extending its maturity date to May 30, 2017 and increasing our borrowing base from $37.5 million to $55.0 million.  On May 6, 2014, our borrowing base under the reserve-based credit facility was increased to $70.0 million. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own, as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of December 31, 2014, we had borrowed $42.5 million under our reserve-based credit facility and our borrowing base was $70.0 million.    At December 31, 2014, the lenders and their percentage commitments in the reserve-based credit facility were Societe Generale (36.36%), OneWest Bank, FSB (36.36%) and BOKF NA, dba Bank of Oklahoma (27.28%).

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes. The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit. As of December 31, 2014, no letters of credit were outstanding.

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

The reserve-based credit facility also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, guaranties not being valid under the reserve-based credit facility and a change of control. A change of control is generally defined as the occurrence of (a) any person or two or more persons acting as a group acquiring beneficial ownership of 35% or more of the outstanding shares of voting stock of the Company or (b) individuals who constitute the current Class B managers of the Company’s current board of managers cease for any reason to constitute at least a majority of the Company’s board of managers; provided however, that any individual becoming a Class B manager whose election, or nomination for election by the Company’s unitholders, was approved by a vote of at least a majority of the Class B managers then comprising the current board, shall be considered as though such person was a Class B manager of the current board of managers, but excluding any such person whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Company’s board of managers.  Neither of these events have occurred, so no change in control had occurred as of December 31, 2014.  If an event of default occurs, the lenders will be able to accelerate the maturity of the reserve-based credit facility and exercise other rights and remedies. The reserve-based credit facility contains a condition to borrowing and a representation that no material adverse effect (MAE) has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole. If a MAE were to occur, we would be prohibited from borrowing under the reserve-based credit facility and would be in default, which could cause all of our existing indebtedness to become immediately due and payable.

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of our borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of December 31, 2014, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

The reserve-based credit facility contains no covenants related to SOG’s ownership in us, nor to the Services Agreement between us and SP Holding, LLC, a SOG-related company.

At December 31, 2014, we were in compliance with the financial covenants contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of December 31, 2014, our actual Total Net Debt to actual Adjusted EBITDA ratio was 1.6 to 1.0, compared to a required ratio of not greater than 3.5 to 1.0; our actual ratio of consolidated current assets to consolidated current liabilities was 5.6 to 1.0, compared to a required ratio of not less than 1.0 to 1.0; and our actual Adjusted EBITDA to cash interest expense ratio was 13.3 to 1.0, compared to a required ratio of not less than 2.5 to 1.0.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties. As of December 31, 2014, our borrowing base was $70.0 million. The borrowing base is re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral. We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders.

Cash Flow from Operations

Our net cash flow provided by operating activities for the year ended December 31, 2014, was $17.0 million, compared to net cash flow provided by operating activities of $15.2 million for the same period in 2013. This increase in cash flow from operations was attributable to the impact of higher oil, liquid and natural gas sales of $54.3 million for 2014 compared to $42.5 million for the same time period in 2013 and gains on mark-to-market activities for 2014.

Our cash flow from operations is subject to many variables, the most significant of which are the volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through our development program or completing acquisitions, as well as the market prices of oil and natural gas and our hedging program. For additional information on our business plan for 2015, refer below to  “Outlook.”

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

The following tables as of December 31, 2014, summarize, for the periods indicated, our hedges currently in place through December 31, 2016. All of these derivatives are accounted for as mark-to-market activities.

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
									8,310,181

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
									473,800

Investing Activities—Acquisitions and Capital Expenditures

Cash used by investing activities was $6.4 million for the year ended December 31, 2014, compared to $22.1 million of cash provided by investing activities for the same period in 2013.  Our cash capital expenditures were $1.4 million for the purchase of oil and natural gas properties in LaSalle Parish, Louisiana, $3.5 million in development expenditures focused on oil completions in the Cherokee Basin, and $2.3 million in development expenditures focused on SEP I acquired properties. We completed 8 net wells and 6 net recompletions during 2014.

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

We anticipate that we will use cash flow from operations to acquire assets that will allow us to grow our asset base, recapitalize the Company and reinstate our distribution.

The amount and timing of our capital expenditures is largely discretionary and within our control. If oil or natural gas prices decline to below acceptable levels, and the borrowing base under our reserve-based credit facility is reduced, drilling costs escalate, or our efforts to exploit oil potential in our asset base prove to be unsuccessful, we could choose to defer a portion of these planned capital expenditures until later periods. We routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, availability of funds under our reserve-based credit facility, and internally generated cash flow. These and other matters are outside of our control and could affect the timing of our capital expenditures. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that our operations and other capital resources will provide cash in sufficient amounts during 2015 to maintain our planned levels of capital expenditures, to maintain the outstanding debt level under our reserve-based credit facility or to commence any quarterly distribution to unitholders. Our capital expenditures are also impacted by drilling and service costs. In the event of inflation increasing drilling and service costs, our hedging program will limit our ability to have increased revenues recoup the higher costs, which could further impact our planned capital spending.

Financing Activities

Our net cash used in financing activities was $11.2 million for the year ended December 31, 2014, compared to $34.4 million used in financing activities for the same period in 2013.  During 2014, we had borrowings under our reserve-based credit facility of $5.8 million for working capital purposes and repayments of $14.0 million.  We used $1.65 million to purchase the Class C and Class D interests from Constellation Energy Partners Holdings, LLC, as part of the Exelon Litigation settlement. We used $0.8 million for the payment of the PostRock Litigation settlement of $6.5 million, which had been accrued at December 30, 2013, but was not paid until the second quarter of 2014. We used $0.4 million during 2014 to fund the cost of units tendered by employees for tax withholdings for unit-based compensation.

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

At December 31, 2014, we had $42.5 million in outstanding debt and had approximately $0.7 million in debt issue costs remaining to be amortized. Our reserve-based credit facility matures on May 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through December 31, 2014, we have not suffered any significant losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (Macquarie), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received a guarantee from Macquarie Bank Limited for up to $2.0 million in purchases through December 31, 2015 and up to $2.0 million in purchases through January 31, 2016. As of December 31, 2014, we had no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (Scissortail), a subsidiary of Kinder Morgan Energy Partners, L.P., purchases a portion of our natural gas production in Oklahoma and Kansas. As of December 31, 2014, we had no past due receivables from Scissortail.

Derivative Counterparties

As of December 31, 2014, all of our derivatives were with Societe Generale, a lender in our reserve-based credit facility, and The Bank of Nova Scotia. All of our derivatives are currently collateralized by the assets securing our reserve-based credit facility and therefore currently do not require the posting of cash collateral. As of December 31, 2014, each of these financial institutions had an investment grade credit rating. Several of the lenders in our reserve-based credit facility were, as of December 31, 2014, on review for possible ratings downgrade by S&P or Moody’s. However, it would take a multiple ratings downgrade for each of these banks to fall below investment grade.

Reserve-Based Credit Facility

As of December 31, 2014, the banks and their percentage commitments in our reserve-based credit facility were: Societe Generale (36.36%), OneWest Bank, FSB (36.36%) and BOKF NA, dba Bank of Oklahoma (27.28%). As of December 31, 2014, each of these financial institutions had an investment grade credit rating.

Outlook

Our results of operations are heavily influenced by oil and natural gas prices, which have significantly declined in recent months.  Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply and demand for oil and natural gas, market uncertainty, economic conditions and a variety of additional factors.  Oil prices began to decline during 2014 and in the last quarter of 2014 a rapid decline in oil prices occurred.  Since our inception, oil and natural gas prices have experienced significant fluctuations and additional changes in commodity prices may affect our economic viability of and ability to fund drilling projects.

Given the uncertainty regarding the timing and magnitude of a recovery of crude oil and natural gas prices, we have planned to reduce capital spending in 2015.  Our primary goals during the next 12 months include: preserving liquidity and financial strength; limiting new borrowings and capital investments, reducing general and administrative expenses and reducing per unit lease operating costs.

If these low prices continue, we will experience lower revenues and cash flows until the prices improve.  If commodity prices remain low, we may also recognize further impairments of our producing properties if the expected future cash flows from these properties become insufficient to recover their carrying value.  Further, we may recognize additional impairments of our unevaluated properties should we determine that we no longer intend to retain these properties for future development.

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

Oil, Natural Gas and Natural Gas Liquids Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, natural gas and natural gas liquids that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of reserve reports prepared by NSAI, an independent petroleum engineering firm. On an annual basis, our proved reserve estimates and the reserve report prepared by NSAI are reviewed by the audit committee of our board of managers and our board of managers. Our financial statements for 2013 and 2014 were prepared using NSAI’s estimates of our proved reserves.

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

Revenue Recognition

Sales are recognized when oil, natural gas and natural gas liquids have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Oil, natural gas and natural gas liquids are generally sold on a monthly basis. Most of the contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a specific tank battery, gathering or transmission line, quality of oil, natural gas and natural gas liquids, and prevailing supply and demand conditions, so that the price of the oil, natural gas and natural gas liquids fluctuates to remain competitive with other available oil, natural gas and natural gas liquids supplies. As a result, revenues from the sale of oil, natural gas and natural gas liquids will suffer if market prices decline and benefit if they increase. We believe that the pricing provisions of our oil, natural gas and natural gas liquids contracts are customary in the industry.

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable. There were no material gas imbalance positions at December 31, 2014 and 2013.

Hedging Activities

We have implemented a hedging program to limit our exposure to changes in commodity prices or basis differentials for our oil and natural gas sales and to mitigate the impact of volatility of changes in the LIBOR interest rate on the interest payments for our debt. We do not enter into speculative trading positions.

We account for all our open derivatives as mark-to-market activities using the mark-to market accounting method. Using this method, the contracts are carried at their fair value on our consolidated balance sheet under the captions “Risk management assets” and “Risk management liabilities.” We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statement of operations under the captions “Natural gas sales” and “Oil sales”, which comprise our total revenues for commodity derivatives.  Settled interest rate swaps are recognized as “Interest expense” on our consolidated statement of operations.

We experience earnings volatility as a result of using the mark-to-market accounting method. This accounting treatment can cause earnings volatility as the positions related to future oil and natural gas production or future interest payments are marked-to-market. These non-cash unrealized gains or losses are included in our current Statement of Operations until the derivatives are cash settled as the commodities are produced and sold or the interest is paid. Increases in the market price of oil or natural gas and interest rates relative to the fixed future prices for our hedges, result in unrealized, non-cash mark-to-market losses on those derivatives and lower reported net income. Decreases in the market price of oil or natural gas or interest rates relative to the fixed future prices for our hedges, result in unrealized, non-cash mark-to-market gains on those derivatives and higher reported net income. Although these gains and losses are required to be reported immediately in earnings as market prices change, the fair value of the related future physical transaction is not marked-to-market and therefore is not reflected as revenues or expenses or as an accounts receivable or accounts payable in our financial statements. This mismatch impacts our reported results of operations and our reported working capital position until the derivatives are cash settled and the future physical transaction occurs. Upon cash settlement of the derivatives, the sale of the physical commodity or interest payment at then-current market prices offsets the previously reported mark-to-market gains or losses such that the cumulative net cash realized results in a net sale of the physical oil and natural gas production or interest payment at the fixed future prices for our hedge. When our derivative positions are cash settled, the realized gains and losses of those derivative positions are included in our statement of operations as natural gas sales, oil and natural gas liquids sales, or interest expense depending on the derivative.

If we were to account for our derivatives as cash flow hedges, we would record changes in the fair value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of forecasted transactions in other comprehensive income until the forecasted transactions occur. At the time the forecasted transactions occur, we would reclassify the amounts recorded in other comprehensive income into earnings. We would record the ineffective portion of changes in the fair value of derivatives used as hedges immediately in earnings. When amounts for hedging activities are reclassified from “Accumulated other comprehensive income (loss)” on the balance sheet to the Statement of Operations, we would record settled oil and natural gas derivatives as “Oil and gas sales” and settled interest rate swaps as “Interest expense (income).”

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

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This guidance is effective prospectively for fiscal years beginning after December 15, 2014.  The effects of this accounting standard on our financial position, results of operations and cash flows will not be material.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This guidance creates a new subtopic ASC 205-40, “Presentation of Financial Statements – Going Concern,” and provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The requirements in this guidance are effective for the annual period ending after December 15, 2016, which is fiscal 2017 for us, and for annual and interim periods thereafter.  Early application is permitted.  We acknowledge this new guidance and will comply with the disclosure requirements, if applicable, beginning in fiscal 2017.  The adoption of this guidance will have no material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of SPP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2014 (the Evaluation Date). Based on such evaluation, the CEO and the

CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) provides smaller reporting companies with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We utilized this exemption under the Dodd-Frank Act for the years ended December 31, 2014, and 2013. We still disclosed management’s assessment of the effectiveness of internal control over financial reporting as required in Section 404(a) of the Sarbanes-Oxley Act. The use of this exemption was reviewed and approved by our audit committee.

Reports of Management

Financial Statements

The management of Sanchez Production Partners LLC (our, the Company or SPP) is responsible for the information and representations in our financial statements. We prepare the financial statements in accordance with accounting principles generally accepted in the United States of America based upon available facts and circumstances and management’s best estimates and judgments of known conditions.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the board of managers regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information

None.

PART III

Item 10. Managers, Executive Officers and Corporate Governance

The following table shows information for members of our board of managers and our executive officers as of March 5, 2015. Members of our board of managers are elected for one–year terms, and our executive officers will hold office at the discretion of, and may be removed by, our board of managers.

Name	Age	Position with Sanchez Production Partners LLC

Alan S. Bigman	47	Independent Manager
Stephen R. Brunner	56	President, Chief Executive Officer and Chief Operating Officer
Richard S. Langdon	64	Independent Manager
G. M. Byrd Larberg	62	Independent Manager
Antonio R. Sanchez, III	41	Manager
Charles C. Ward	54	Chief Financial Officer, Treasurer and Secretary
Gerald F. Willinger	47	Manager

Alan S. Bigman has been an independent member of our board of managers since June 2014.  Mr. Bigman is currently co-founder and Director of VistaTex Energy LLC, a privately held company created in 2010 to produce oil and natural gas from mature properties in the U.S., and Chairman of the board of directors of White Square Chemicals, Inc., a privately held, U.S.-based specialty chemical company.  He was most recently Director, Capital Markets and M&A of KCAD Deutag, an oilfield services company based in Aberdeen, UK, from September 2011 to December 2012, where he was responsible for reorganizing and staffing the company’s finance, corporate development and tax functions.  From June 1996 to March 1998, Mr. Bigman was Senior Vice President of Access Industries, a privately held, U.S.-based industrial group with worldwide holdings.  From March 1998 until September 2003, Mr. Bigman served as Vice President and Director of Corporate Finance of Tyumen Oil Company (TNK), a major Russian oil and gas producer and refiner, based in Moscow, Russia, and then as Vice President and Director of Corporate Finance for SUAL, a large Russian aluminum smelter, from September 2003 to September 2004.  From September 2004 until December 2005, Mr. Bigman rejoined Access Industries as Senior Vice President, Investment and was based in London.  In January 2006, Mr. Bigman was appointed Chief Financial Officer of Basell Polyolefins, an international chemicals company based in Hoofddorp, The Netherlands, where he served until January 2008.  In January 2008, Mr. Bigman became the Chief Financial Officer of LyondellBasell Industries, a successor company to Basell Polyolefins and Lyondell, which had been merged.  Mr. Bigman was Chief Financial Officer of LyondellBasell until August 2009, when he took on a consulting role with the company, and exited the company in March 2010.  LyondellBasell filed for bankruptcy in January 2009.  Prior to assuming the role of Chief Financial Officer at Basell Polyolefins, Mr. Bigman was on the company’s board of directors, where he served as a member of the audit and compensation committees.

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

Richard S. Langdon has been an independent member of our board of managers and our audit, compensation, conflicts and nominating and corporate governance committees since November 2006 and has served as the chairman of our board of managers since October 2011. Mr. Langdon is also currently the President, Chief Executive Officer and Chairman of KMD Operating Company LLC (KMD Operating), a position held since November 2011, a privately held exploration and production company.  Mr. Langdon has been serving as the President and Chief Executive Officer of Gasco Energy, Inc., a publicly traded exploration and production company, since May 2013.  Mr. Langdon has also served as a Director of Gasco Energy, Inc. since 2003.  Mr. Langdon was the President and Chief Executive Officer of Matris Exploration Company L.P., a privately held exploration and production company (Matris Exploration), from July 2004 and Executive Vice President and Chief Operating Officer of KMD Operating from August 2009 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011.  Mr. Langdon also served as President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held exploration and production company, from November 2007 until November 2013.  From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company.

G. M. Byrd Larberg has been an independent member of our board of managers since June 2014.  Mr. Larberg currently performs consulting services on an individual basis.  From 2010 to 2012, Mr. Larberg served as a member of the board of directors of Risco Resources, a small independent exploration company headquartered in Jakarta, Indonesia, which was sold in 2012.  Mr. Larberg served as a member of the board of directors of 3GIG, an exploration-focused software firm headquartered in Houston, Texas, from 2008 to 2013 and now serves as an advisor to the Board.  He is active on the Board of the Houston Metropolitan YMCA, where he serves on the Financial Development Committee and as Chairman of the annual Partners Campaign.  Previously he was a board member of Meridian Resources, a Houston-based exploration company, from 2007 until it was acquired by Alta Mesa in 2010.  Mr. Larberg began his career at Shell Exploration and Production Company as a geologist in 1976.  Over the next twenty-one years, he held various leadership positions within Shell, ending as Vice President of Exploration and Production, Africa and Latin America for Pecten International, an affiliate of Shell Oil Company, from 1993 to 1996.  During his tenure he also served as Exploration Manager for Shell Western E&P Domestic USA Onshore, including the Mid Continent, from 1990 to 1993, and as the Division Exploration Manager for the Gulf Coast Division covering offshore Louisiana from 1987 to 1990.  After successfully completing a fourteen month special assignment to the Director of New Business Development for Royal Dutch Shell’s Worldwide Deepwater efforts, Mr. Larberg left Shell and joined Burlington Resources in 1998.  From 1998 to 2006, Mr. Larberg held several key positions at Burlington Resources, beginning as Vice President of Exploration for Burlington Resources International.  In 2000, Mr. Larberg was elected Executive Vice President and Chief Operating Officer of Burlington Resources International, a position he held until 2003, when he moved to the corporate office as Vice President of Geosciences.  In this capacity, he was responsible for technical excellence for  the Geology and Geophysical programs across the company, G&G technology business development, and management of the company-wide exploration portfolio.  Mr. Larberg retired from Burlington Resources in March 2006 following the company’s purchase by Conoco Phillips.  Since such time, he has occasionally consulted in the areas of technical and portfolio management for exploration companies, including Pemex, Maersk, ONGC and Glopetrol.

Antonio R. Sanchez, III has been a member of our board of managers since August 2013. Mr. Sanchez has served as the President and Chief Executive Officer of Sanchez Energy Corporation (NYSE: SN), a publicly-traded exploration and production company, and has been a member of SN’s board of directors since its formation in August 2011. He has been directly involved in the oil and gas industry for over 12 years. Mr. Sanchez, III is also the President of SOG, which he joined in October 2001, as well as the President of SEP Management I, LLC and a Managing Director of SEP I. In his capacities as a director and officer of these companies, Mr. Sanchez, III manages all aspects of their daily operations, including exploration, production, finance, capital markets activities, engineering and land management. From 1997 to 1999, Mr. Sanchez, III was an investment banker specializing in mergers and acquisitions with J.P. Morgan Securities Inc. From 1999 to 2001, Mr. Sanchez, III worked in a variety of positions, including sales and marketing, product development and investor relations, at Zix Corporation, a publicly traded encryption technology company (NASDAQ: ZIXI). Mr. Sanchez, III was also a member of the board of directors of Zix Corporation from May 2003 to June 2014.

Charles C. Ward has served as our Chief Financial Officer and Treasurer since March 2008. Mr. Ward also served as a Vice President of Constellation Energy Commodities Group, Inc. from November 2005 until December 2008. Prior to that time, he was a Vice President of Enron North America Corp. from March 2002 to November 2005.

Gerald F. Willinger has been a member of our board of managers since August 2013. Mr. Willinger is currently a Managing Partner of Sanchez Capital Advisors, LLC and Manager and Co-founder of Sanchez Resources, LLC, an oil and gas company, since February 2010. Mr. Willinger currently serves as a Director of Sanchez Resources. From 1998 to 2000, Mr. Willinger was an investment banker with Goldman, Sachs & Co. Mr. Willinger served in various private equity investment management roles at MidOcean Partners, LLC and its predecessor entity, DB Capital Partners, LLC, from 2000 to 2003 and at the Cypress Group, LLC from 2003 to 2006. Prior to joining Sanchez Capital Advisors, LLC, Mr. Willinger was a Senior Analyst for Silver Point Capital, LLC, a credit-opportunity fund, from 2006 to 2009.

Qualifications of Board of Managers

The holders of our Class A units elect two Class A managers and our Class B unitholders elect three Class B managers to our board of managers. Some of the key criteria for serving on our board of managers as a Class B manager include independence from SOG and its related companies, experience in the exploration and production industry, familiarity with master limited partnerships, and corporate governance, financial, or other management experience. Our Class B managers, and the specific experience, qualifications, attributes and skills that led the board to conclude that they should serve as managers, are:

•Mr. Bigman brings considerable financial, managerial, transaction and corporate governance experience to our board of managers.  During his career, he has held management positions of increasing responsibility in major energy corporations throughout the world where he has successfully lead financings, financial restructurings, mergers and acquisitions involving companies focused on various aspects of the hydrocarbon value chain.  With respect to upstream finance, as Vice President and Director of Corporate Finance for TNK, a leading Russian oil and gas producer, he raised capital to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture.  In the area of corporate governance, Mr. Bigman served on the board of directors of Basell Polyolefins, where he was a member of the audit and compensation committees, which is beneficial for our board operations.  He has also served on several international boards, including the board of Svyazinvest, Russia’s largest telecommunications holding company.  Presently, he is Chairman of the board of directors of White Square Chemicals Inc., a privately-held U.S.-based specialty chemicals company.  Mr. Bigman is independent of SOG.

•Mr. Langdon brings to our board considerable financial and managerial experience in the energy industry as well as his entrepreneurial abilities, which are valuable to a small growing company such as us. He has served as the Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He is also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and served as the chairman of the audit committee of Gasco Energy, Inc., a publicly traded exploration and production company until he was named Gasco’s President and Chief Executive Officer. Mr. Langdon is independent of SOG.

•Mr. Larberg brings to our board significant technical, operational and financial management experience in the oil and natural gas industry.  His background, which includes extensive geology training and education and encompasses a distinguished career at Shell Oil Company and Burlington Resources, provides a unique perspective on the dynamics of the oil and natural gas exploration and production industry.  He has considerable governance experience, having previously served on the boards of Meridian Resources, a Houston-based exploration company acquired by Alta Mesa in 2010, Risco Resources, a small independent  exploration company headquartered in Jakarta, Indonesia, and 3GIG, an exploration-focused software firm headquartered in Houston, Texas.  He is also active on the Board of the Houston Metropolitan YMCA, where he serves on the Financial Development Committee and as Chairman of the annual Partners Campaign, which raised $6.5 million for underprivileged children under his leadership.  Taken together, this wealth of experience is invaluable to our board as we look to grow the Company.

Our Class A unitholder has elected Messrs. Sanchez and Willinger as our two Class A managers to represent the Class A unitholder interests on our board. Our Class A managers, and the specific experience, qualifications, attributes and skills that led the Class A unitholder to conclude that they should serve as managers, are:

•Mr. Sanchez, III brings to our board substantial upstream oil and gas/energy industry experience in both public and private entities.  In his current capacity as President and Chief Executive Office of Sanchez Energy Corporation, he brings the perspective of leading a quickly growing, publicly-traded upstream company focused on asset value maximization and the creation of shareholder value.  In his current capacity as President of SOG, he brings particular expertise in operating multiple upstream oil and natural gas entities through a shared service model.  He acts as a liaison with SEP I and ensures our board has a continuing dialogue with our significant unitholder.

•Mr. Willinger brings to our board substantial experience in risk management, finance and negotiated transactions in the energy industry.  He has a valuable perspective on upstream master limited partnerships, which provides our board with unique insights into master limited partnership management and growth opportunities.  Additionally, he brings an expansive network of both private and public capital providers, which is useful for our board when evaluating possible capital sources.  Mr. Willinger also acts as a liaison between the Company and SEP I.

Corporate Governance

Board Leadership Structure and Risk Oversight

Our board has three independent members as Class B managers and two managers elected by our Class A unitholder. Our independent board members are currently serving or have served as members of senior management of other public companies and have served as managers or directors of other public companies. We have four board committees comprised solely of independent managers, with each of these committees having an independent manager serving as chair of the committee. We believe that the number of independent, experienced managers that make up our board benefits our Company and our unitholders.

Under our operating agreement and corporate governance guidelines, the chairman of the board is responsible for:

•chairing board meetings;

•scheduling and setting the agendas for board meetings and

•providing information to board members in advance of each board meeting.

In addition, the board of managers has designated the chairman of the nominating and corporate governance committee to act as “Lead Manager.” In that capacity, the current chairman, Mr. G. M. Byrd Larberg, has the following duties and authority:

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

Interested parties may communicate directly with the Lead Manager by writing to the Secretary, Sanchez Production Partners LLC, 1000 Main Street, Suite 3000, Houston, Texas 77002.

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

During 2013 and 2014, the board of managers met eight and 11 times, respectively. Each Class B manager attended at least 75% of the meetings of the board and of each committee on which he served.

The board of managers has adopted a policy that encourages each manager to attend the annual meeting of unitholders.  All of the persons then serving as our managers attended the 2013 annual meeting of unitholders.

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

The audit committee held four meetings in 2013 and five meetings in 2014. Mr. Bigman is chairman, and Messrs. Larberg and Langdon are members.

Compensation Committee

As described in the compensation committee charter, the compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee determines and approves, or makes recommendations to the board of managers with respect to, the compensation and benefits of our board of managers and our named executive officers, employees and service providers.

The committee establishes and reviews general policies related to our compensation and benefits, and annually reviews and approves the compensation paid to our executive officers and non-employee managers.  The committee also approves the annual performance-based bonus award pool and long-term incentive equity awards for all employees and service providers.

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

Our compensation committee is authorized to retain compensation consultants at the Company’s expense and obtain any compensation surveys or reports regarding the design and implementation of compensation programs that it may find necessary in designing, implementing or administering compensation programs.  During 2013, the committee retained Meridian Compensation Partners, LLC (Meridian).  The committee retained Meridian after a review of the independence factors included in the Dodd-Frank Act for compensation consultants and considering Meridian’s independence based on such factors.  The amount paid to Meridian was less than $37,000 in 2013, for which Meridian prepared a competitive review of the compensation of our executive officers, advised the compensation committee regarding the design of our incentive plans and assisted with other related matters.  During 2014, the committee retained Longnecker & Associates (L&A) to provide the same services.  The amount paid to L&A was $0.1 million in 2014.

The compensation committee held five meetings in 2013 and five meetings in 2014. Mr. Langdon is chairman, and Messrs. Bigman and Larberg are members.

Conflicts Committee

Our board of managers has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest, including transactions with related persons such as SOG or its related companies or our managers and executive officers. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to our Company. Our operating agreement provides that members of the conflicts committee may not be officers or employees of our Company, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE MKT and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our Company and approved by all of our unitholders. However, the board is not required by the terms of our operating agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the board determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the board in this manner will be deemed approved by all of our unitholders.

The conflicts committee held two meetings in 2013 and eight meetings in 2014. Mr. Larberg is chairman, and Messrs. Bigman and Langdon are members.

Nominating and Corporate Governance Committee

As described in the nominating and corporate governance committee charter, the nominating and corporate governance committee nominates candidates to serve on our board of managers. The nominating and corporate governance committee is also responsible for monitoring a process to review manager, board and committee effectiveness, developing and implementing our corporate governance guidelines, recommending committee members and committee chairpersons and otherwise taking a leadership role in shaping the corporate governance of our Company.

The nominating and corporate governance committee held five meetings in 2013 and four meetings in 2014. Mr. Larberg is chairman, and Messrs. Bigman and Langdon are members.

We maintain on our website, www.sanchezproductionpartners.com, copies of the charters of each of the committees of the board of managers (except the conflicts committee which does not have a charter), as well as copies of our Corporate Governance Guidelines, Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and Code of Business Conduct and Ethics. Copies of these documents are also available in print upon request of our Corporate Secretary. The Code of Business Conduct and Ethics provides guidance on a wide range of conduct, conflicts of interest and legal compliance issues for all of our managers, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We will post any amendments to, or waivers of, the Code of Business Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer on our website.

Nominations for Manager

The board of managers seeks diverse candidates who possess the background, skills and expertise to make a significant contribution to the board of managers, us and our unitholders. Annually, the nominating and corporate governance committee reviews the qualifications and backgrounds of the managers, as well as the overall composition of the board of managers, and recommends to the full board of managers the slate of Class B manager candidates to be nominated for election at the next annual meeting of unitholders. The board of managers has adopted a policy whereby the nominating and corporate governance committee will consider the recommendations of unitholders with respect to candidates for election to the board of managers and the process and criteria for such candidates will be the same as those currently used by us for manager candidates recommended by the board of managers or management. During 2014, there were no changes to the procedures for nominating candidates to our board of managers.

Our Corporate Governance Guidelines, a copy of which is maintained on our website, www.sanchezproductionpartners.com, include criteria that are to be considered by the nominating and corporate governance committee and board of managers in considering candidates for nomination to the board of managers. These criteria require that a candidate:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our managers and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership of our equity securities and reports of changes in ownership of our equity securities with the SEC. Such persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and managers, we believe that during 2013 and 2014 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner.

Certifications

The NYSE MKT requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the Company of the NYSE MKT’s corporate governance listing standards, qualifying the certification to the extent necessary.  In accordance with the rules of the NYSE MKT, we last provided such a certification within 30 days after our 2013 annual meeting.  The certifications of our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Effective August 5, 2014, our board of managers retained the executive compensation consulting firm of L&A, based out of Houston, Texas.  L&A provided the board’s compensation committee with guidance on executive compensation, long-term incentive plan and board of manager fees.  The Company also participates annually in the ECI Oil & Gas Compensation Survey.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers (NEOs) for 2014 and 2013:

			Cash	Unit	All Other
Name and Principal Position	Year	Salary	Bonus ⁽ᵃ⁾	Awards ⁽ᵇ⁾	Compensation ⁽ᶜ⁾	Total

Stephen R. Brunner	2014	$350,097	$700,350	$2,075,174	$11,771	$3,137,392
President, Chief Executive Officer,
and Chief Operating Officer ⁽ᵈ⁾	2013	$339,900	$169,950	$-	$8,842	$518,692

Elizabeth A. Crawford	2014	$75,083	$-	$-	$17,707	$92,790
Vice President of Land, General Counsel
and Corporate Secretary ⁽ᵈ⁾⁽ᵉ⁾	2013	$210,000	$57,750	$-	$10,096	$277,846

Charles C. Ward	2014	$262,573	$393,860	$823,890	$11,256	$1,491,579
Chief Financial Officer, Treasurer and
Secretary⁽ᵈ⁾	2013	$254,925	$95,597	$-	$13,722	$364,244

(a)

The amount in this column reflects each named applicable named executive officer’s annual cash incentive bonus earned for 2014 and 2013 performance, as applicable. The annual cash incentive bonuses were determined by our compensation committee based on assessments of both Company and individual performance.

(b)

The amount in this column reflects the fair market value of notional units awarded to each named executive officer by the compensation committee.  Subject to continued employment, the notional units will be payable in cash or restricted units (if a proposal to convert the Company into a limited partnership is approved by our unitholders along with an amendment and restatement of our Omnibus Incentive Compensation Plan).

(c)The amount in this column reflects the amount of matching contributions made to each named executive officer under our 401k plan and the cost of life insurance equal to the named executive officer’s salary for 2014 and 2013.

(d)Our named executive officers are eligible to participate in Company benefit plans such as medical, dental, life, and disability insurance, 401k and flexible spending accounts on the same terms as all our employees.

(e)Ms. Crawford was promoted to an executive officer position in February 2013, but resigned from the Company in April, 2014.

 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE MKT at December 31, 2014 for our 2014 NEOs:

	Outstanding Equity Awards at December 31, 2014
	Number of	Number of
	Restricted	Unit-Based
	Units Not	Awards	Fair Market Value of
Name	Vested	Not Vested⁽ᵃ⁾	Units Not Vested	Vesting Dates

Stephen R. Brunner	46,717	256,410	$424,378	2015
	-	256,410	358,974	2016
	-	256,411	358,975	2017
	46,717	769,231	$1,142,327

Charles C. Ward	15,575	85,470	$141,463	2015
	-	85,470	119,658	2016
	-	85,470	119,658	2017
	15,575	256,410	$380,779

⁽ᵃ⁾ The amount in this column reflects notional units granted to Messrs. Brunner and Ward on December 18, 2014.  The notional units will convert on a one-for-one basis into restricted common units of Sanchez Production Partners LP upon unitholder approval of a proposed Sanchez Production Partners LP Long-Term Incentive Plan and the conversion of the Company from a limited liability company into a limited partnership becoming effective.  The notional units or restricted units, as applicable, will vest in one-third increments on each December 15, 2015, 2016 and 2017.  If the new plan is not approved, or the foregoing two conditions are not otherwise satisfied by the applicable vesting date, the notional units then vesting will be settled in cash at the fair market value of the Company’s common units as of such date.  Each notional unit carries the right to receive distribution credits when any distributions are made by the Company on its common units, which will be settled in cash when the notional units are converted or settled, as applicable.

Employment Agreements

Pursuant to the terms of the employment agreements, each 2014 NEO received the following compensation with respect to performance for 2014:

	Base	Bonus	Maximum
Name	Salary	Target	Bonus

Stephen R. Brunner	$350,097	100%	200%

Charles C. Ward	$262,573	75%	150%

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

•cause any unvested awards granted under the 2009 Omnibus Incentive Compensation Plan or the Long-Term Incentive Plan to become immediately vested and cause any and all nonqualified deferred compensation to become immediately nonforfeitable; and

•cause a continuation of medical and dental benefits for one year following the Involuntary Termination.

If the executive’s employment is terminated (i) by the executive if a specified person acquires more than 48% of our common units or (ii) in connection with an Involuntary Termination during the two-year period following a Change of Control of the Company, the Company will, pursuant to the terms of his or her Employment Agreement, make payments and take actions as follows (such payments and actions, the “Enhanced Severance Amount”):

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

A “Change of Control” occurs if any of the following events occur: (i) during a period of 24 consecutive months, all of the Class B managers at the beginning of such period, and any persons nominated by at least two such managers, cease to constitute all of the Class B managers, (ii) during a period of 24 consecutive months, the individuals who constitute our board of managers at the beginning of such period, and any persons nominated by at least two Class B managers, cease to constitute at least a majority of our board of managers, (iii) during a period of 24 consecutive months immediately following a Class A Event (which occurred on both March 12, 2012 and August 9, 2013), at least one Class B manager ceases to serve as a manager, (iv) any person becomes the beneficial owner of 25% or more of the combined voting power of our outstanding units eligible to vote for the election of our board of managers, (v) certain business combinations, unless the Company’s unitholders control more than 60% of the voting power of the surviving entity, no person owns more than 25% of the voting power of the surviving entity and a majority of the members of the board of the surviving entity were managers at the time the agreement approving the business combination was approved by our board of managers, (vi) a plan of liquidation of the Company is approved by the unitholders or (vii) a sale of all or substantially all of the assets of the Company to an acquiror which has more than 40% of its voting power controlled by persons other than the Company’s unitholders.

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

The employment agreements currently expire in May 2016 unless sooner terminated in accordance with the employment agreement. If the agreements have not otherwise been terminated 180 days prior to such date, the employment agreements will automatically be extended for an additional one-year period unless either party to such employment agreement delivers written notice 180 days prior to the expiration thereof.

Compensation of Managers

Our board of managers, based on recommendations from our compensation committee and input from L&A approved the following individual non-employee manager annual cash compensation program, effective January 1, 2015:

•$40,000 annual retainer for each manager (payable March 31 of each year);

•the chairman of the audit committee will receive a $15,000 annual retainer, the chairman of the compensation committee will receive a $10,000 annual retainer and the chairman of the nominating and governance committee will receive a $8,500 annual retainer;

•$1,500 fee for each meeting of the board of managers and $1,000 for each substantive committee meeting attended by a member thereof that occurs on a day when there is no board meeting;

•reimbursement of reasonable travel expenses to attend meetings and

•an annual common unit award with a value of $100,000, to be granted as of March 31 of each year.

The following table sets forth a summary of the 2014 non-employee manager compensation:

	Manager Compensation
	Fees Earned or Paid	Unit	All Other
Name	in Cash	Awards	Compensation	Total

Richard H. Bachmann⁽ᵃ⁾	$88,462	$-	$-	$88,462

Alan S. Bigman⁽ᵇ⁾	$41,158	$-	$-	$41,158

Richard S. Langdon	$195,380	$-	$-	$195,380

G. M. Byrd Larberg⁽ᵇ⁾	$34,038	$-	$-	$34,038

Antonio R. Sanchez, III	$88,125	$-	$-	$88,125

John N. Seitz⁽ᵃ⁾	$88,462	$-	$-	$88,462

Gerald F. Willinger	$95,625	$-	$-	$95,625

(a)Messrs. Bachmann and Seitz did not seek re-election.

(b)Messrs. Bigman and Larberg joined the board of managers effective July 14, 2014.

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

Compensation Committee Interlocks and Insider Participation

During 2014, none of our named executive officers served as a member of the board of directors or compensation committee of any entity that had one or more of its named executive officers serving as a member of our board of managers or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units held by:

•each unitholder who is a beneficial owner of more than 5% of our outstanding units;

•each of our managers and 2014 NEOs; and

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

Percentage of total units beneficially owned is based on 28,792,584 common units and 484,505 Class A units outstanding. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise set forth below, the address of all of all beneficial owners is c/o Sanchez Production Partners LLC, 1000 Main Street, Suite 3000, Houston, Texas 77002. Ownership amounts are as of December 31, 2014.

					Percentage
					of Total
	Common Units Beneficially		Class A Units		Units
	Owned		Beneficially Owned		Beneficially
Name of Beneficial Owner	Number	Percentage	Number	Percentage	Owned
Sanchez Energy Partners I, LP (1)	5,364,196	18.6%	484,505	100%	20.0%
Raging Capital Master Fund, Ltd. (2)	4,163,294	14.5%	-	-	14.2%
Dorsey R. Gardner (3)	2,477,377	8.6%	-	-	8.5%
SP Holdings (4)	59,562	*	-	-	*
Alan S. Bigman	-	-	-	-	-
Stephen R. Brunner	764,937	2.7%	-	-	2.6%
Richard S. Langdon	55,468	*	-	-	*
G.M. Larberg	-	-	-	-	-
Antonio R. Sanchez, III (1)(4)	5,430,161	18.9%	484,505	100%	20.2%
Charles C. Ward	377,394	1.3%	-	-	1.3%
Gerald F. Willinger	6,403	*	-	-	*
All managers and executive officers as a group
(7 persons)	1,210,605	4.2%	-	-	4.1%

*Less than 1%

(1)6,403 common units are held directly by Mr. Sanchez.  Ownership data for 5,364,196 common units and 484,505 Class A units as reported on Form 13D/A filed on December 24, 2014 by SEP I, SOG, SEP Management I, LLC, Antonio R. Sanchez, Jr. and Antonio R. Sanchez, III.  The business address of each filer is 1000 Main Street, Suite 3000, Houston, Texas 77002.  These securities are owned directly by SEP I, which is controlled by its general partner, SEP Management I, LLC, a wholly-owned subsidiary of SOG.  SOG is managed by Antonio R. Sanchez, Jr., Antonio R. Sanchez, III and other Sanchez family members.  Each of SEP Management I, LLC, SOG, Antonio R. Sanchez, Jr. and Antonio R. Sanchez, III may be deemed to share voting and dispositive power over the units held by SEP I.  Each of SEP Management I, LLC, SOG, Antonio R. Sanchez, Jr. and Antonio R. Sanchez, III disclaims beneficial ownership of these securities except to the extent of such person’s pecuniary interest herein.

(2)Ownership data as reported on Schedule 13G filed on November 10, 2014 by Raging Capital Master Fund, Ltd., Raging Capital Management, LLC and William C. Martin.  The principal business address of each of Raging Capital Management, LLC and Mr. Martin is Ten Princeton Avenue, PO Box 228, Rocky Hill, New Jersey 08553; and the principal business address of Raging Capital Master Fund, Ltd. Is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY 1-9007, Cayman Islands.  The filings list each filing person as having shared voting and dispositive power over the units.

(3)Ownership data as reported on Schedule 13G/A filed on February 9, 2015 by Dorsey R. Gardner.  The address of Mr. Gardner is 401 Worth Avenue, Palm Beach, Florida 33480.  The filing lists Mr. Gardner as having sole voting and dispositive power over the common units held by the DRG 2002 Revocable Trust (2,013,009), the DRG Rollover IRA (64,485), William G. Gardner (25,000), the DRG 2012 Trust (41,400) and the Robert O’Neill Trust (2,900).

(4)59,562 common units are held by SP Holdings, of which Mr. Sanchez is a co-manager of its sole member.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our Long-Term Incentive Plan and our 2009 Omnibus Incentive Compensation Plan as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders(a)	—	$—	115,763
Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	115,763

(a)As of March 2, 2015, the number of securities remaining available for future issuance under our Long-Term Incentive Plan was 26,990 and the number remaining available under our 2009 Omnibus Incentive Plan was 88,773.

Item 13. Certain Relationships and Related Transactions, and Manager Independence

SOG, through a subsidiary, owns a portion of our outstanding units.  As of December 31, 2014, SEP I, a subsidiary of SOG, owned 484,505, or 100% of our Class A units and 5,364,196, or 18.6%, of our Class B common units.

As discussed in “Item 10. Managers, Executive Officers and Corporate Governance-Corporate Governance-Committees of the Board of Managers—Conflicts Committee”, either our board of managers or the board’s conflicts committee reviews all related person transactions.

Our board of managers has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest, including transactions with related persons such as SOG or its related companies, including SEP I. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to our Company. Our operating agreement provides that members of the conflicts committee may not be officers or employees of our Company, or directors, officers or employees of any of our affiliates, and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE MKT and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our Company and approved by all of our unitholders. Our board is not required by the terms of our operating agreement to submit the resolution of a potential conflict of interest to the conflicts committee, and may itself resolve such conflict of interest if the board determines that (i) the terms of the related person transaction are no less favorable to us than those generally being provided to or available from unrelated third parties or (ii) the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved. Any matters approved by the board in this manner will be deemed approved by all of our unitholders.

 In August 2013, SEP I acquired certain of our Class A units and Class B common units and one Class Z unit in one transaction which represented a 20% ownership interest in us at December 31, 2014. These units were issued to SEP I, along with cash, in exchange for oil and natural gas properties located in Texas and Louisiana.  The Company also entered into a Registration Rights Agreement with SEP I pursuant to which the Company granted to SEP I certain registration rights related to the unit consideration.  Under the Registration Rights Agreement, the Company granted SEP I demand registration rights with respect to the preparation and filing with the SEC of one or more registration statements for the purpose of registering the resale of the securities received in the transaction.

On May 8, 2014, the Company and the Manager, a SOG-related company, entered into the Services Agreement pursuant to which the Manager provides services that the Company requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.  In connection with providing the services under the Services Agreement, the Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of the Company’s properties other than its assets located in the Mid-Continent region, (ii) a $1,000,000 administrative fee, with $500,000 paid on May 8, 2014 and $500,000 paid on July 1, 2014, the date that the Manager provided notice of its commitment to provide services under the Services Agreement (the In-Service Date), (iii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iv) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, will be paid in cash unless the Manager elects for such fee to be paid in equity by the Company.  In addition, upon the first acquisition of assets from an affiliate of the Manager, the Company is required to amend its operating agreement and issue a new class of incentive distribution rights to the Manager.

The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both the Manager and the Company provide notice to terminate the agreement.  The Services Agreement can be terminated early (i) by either party at any time after 24 months from the In-Service Date with six months’ notice to the other party, (ii) by either party if there is an uncured material breach thereunder by the other party or (iii) by the Company if there is a change in control of the Manager and the Company pays the termination payment discussed below.  If there is a termination of the Services Agreement other than by either party at the end of the agreement’s term or by the Company for a breach by the Manager, then the Company will owe a termination payment to the Manager equal to $5,000,000, plus 5% of the transaction value of all asset acquisitions theretofore consummated; if the Company terminates after the 24-month anniversary of the In-Service Date upon six months’ notice, the Company will also owe to the Manager all costs and expenses of the Manager that result from such termination.  Through December 31, 2014, the Company has paid $6.0 million to the Manager under the Services Agreement and issued 59,562 common units to SP Holdings pursuant to the Services Agreement in connection with SP Holdings’ election to receive payment of their fee for the quarter ended September 30, 2014 in common units rather than cash.  The issuance of the common units was in lieu of paying a fee of $165,582 in cash, or $2.78 per common unit.

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

On May 8, 2014, the Company, SOG and certain subsidiaries of the Company entered into a Geophysical Seismic Data Use License Agreement (the License Agreement) pursuant to which SOG provides to the Company a non-exclusive, royalty-free license to use seismic, geophysical and geological information relating to the Company’s oil and natural gas properties that is proprietary to SOG and not restricted by agreements that SOG has with landowners or seismic data vendors.  No amounts are payable under the agreement.

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

Board Independence

A majority of our managers are required to be independent in accordance with NYSE MKT listing standards. For a manager to be considered independent, the board of managers must affirmatively determine that such manager has no material relationship with us. When assessing the materiality of a manager’s relationship with us, the board of managers considers the issue from both the standpoint of the manager and from that of persons and organizations with whom or with which the manager has an affiliation. The board of managers has adopted standards to assist it in determining if a manager is independent. A manager will be deemed to have a material relationship with us and will not be deemed to be an independent manager if:

•the manager has been an employee (other than as an interim executive officer for less than one year), or an immediate family member of the manager has been an executive officer, of us at any time during the past three years;

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

•the manager has been employed, or an immediate family member of the manager has been employed, as an executive officer of another company where any of our present executives serve on that company’s compensation committee at any time during the past three years; or

•the manager has been an executive officer or an employee, or an immediate family member of the manager has been an executive officer, of a company that makes payments to, or receives payments from us for property or services in an amount that, in any single fiscal year, exceeds the greater of $1.0 million, or 2% of such other company’s consolidated gross revenues, at any time during the past three years.

An “immediate family member” includes a person’s spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone (other than domestic employees) who resides in said person’s home.

The board of managers has determined that each of Messrs. Bigman, Langdon and Larberg is independent under the NYSE MKT listing standards. In addition, the audit, compensation and nominating and corporate governance committees are composed entirely of independent managers in accordance with NYSE MKT listing standards, SEC requirements and other applicable laws, rules and regulations.  There are no transactions, relationships or other arrangements between us and our independent managers that need to be considered under the NYSE MKT listing standards in determining that such persons are independent.

Item 14. Principal Accounting Fees and Services

We engaged our principal accountant, KPMG LLP (KPMG), to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2013 and 2014.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended 2014 and 2013 were $605,356 and $654,452, respectively.

Tax Fees. There were no tax fees billed by KPMG for the year ended 2014 and 2013.  The aggregate fees related to the preparation of K-1 statements and tax services for the year ended 2013 were $338,699, billed by PricewaterhouseCoopers LLP.

All Other Fees. There were no other fees billed by our principal accountant for the years ended 2014 and 2013.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm dated March 5, 2015 of KPMG LLP

Consolidated Statements of Operations—Sanchez Production Partners LLC for the two years ended December 31, 2014

Consolidated Balance Sheets—Sanchez Production Partners LLC at December 31, 2014 and December 31, 2013

Consolidated Statements of Cash Flows—Sanchez Production Partners LLC for the two years ended December 31, 2014

Consolidated Statements of Changes in Members’ Equity—Sanchez Production Partners LLC for the two years ended December 31, 2014

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

+10.10

—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Stephen R. Brunner (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.11

—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Charles C. Ward (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

*10.12	—Summary Compensation for Board of Managers.

+10.13

—Constellation Energy Partners LLC Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 20, 2006, File No. 001-33147).

+10.14

—Constellation Energy Partners LLC 2009 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the Proxy Statement filed by Constellation Energy Partners LLC on October 22, 2009, File No. 001-33147).

+10.15

—Form of Grant Agreement Relating to Restricted Units—Executives (under the 2009 Omnibus Incentive Compensation Plan incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on March 3, 2010, File No. 001-33147).

+10.16

—Form of Amended and Restated Grant Agreement Relating to Unit-Based Awards—Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on August 5, 2011, File No. 001-33147).

+10.17

—Amendment to Amended and Restated Grant Agreement Relating to Unit-Based Awards-Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on May 10, 2012, File No. 001-33147).

10.18

—Registration Rights Agreement, dated as of August 9, 2013, between Constellation Energy Partners LLC and Sanchez Energy Partners I, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on August 9, 2013, File No. 001-33147).

*21.1	—List of subsidiaries of Sanchez Production Partners LLC.

*23.1	—Consent of KPMG LLP.

*23.3	—Consent of Netherland, Sewell & Associates, Inc.

*31.1	—Certification of President, Chief Executive Officer and Chief Operating Officer of Sanchez Production Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Chief Financial Officer, Treasurer and Secretary of Sanchez Production Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

—Certification of President, Chief Executive Officer and Chief Operating Officer of Sanchez Production Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

—Certification of Chief Financial Officer, Treasurer and Secretary of Sanchez Production Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and Board of Managers of Sanchez Production Partners LLC:

We have audited the accompanying consolidated balance sheets of Sanchez Production Partners LLC (formerly Constellation Energy Partners LLC) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations,  changes in members’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Production Partners LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Houston, Texas

March 5, 2015

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per unit data)

	Year Ended December 31,
	2014	2013
Revenues
Natural gas sales	$34,458	$23,129
Oil sales	40,337	20,436
Natural gas liquids sales	2,477	512
Total revenues	77,272	44,077
Expenses:
Operating expenses:
Lease operating expenses	21,012	18,858
Cost of sales	1,487	1,455
Production taxes	3,200	2,601
General and administrative	16,499	22,214
Loss on sale of assets	223	4
Depreciation, depletion and amortization	17,533	18,972
Asset impairments (See Note 7)	5,424	2,357
Accretion expense	604	519
Total operating expenses	65,982	66,980
Other expense / (income)
Interest expense	2,076	3,150
Other income	(289)	(196)
Total other expenses	1,787	2,954
Total expenses	67,769	69,934
Income (loss) from continuing operations	9,503	(25,857)
Loss from discontinued operations	-	(2,686)
Net income (loss)	$9,503	$(28,543)

Income (loss) per unit (See Note 1)
Income (loss) from continuing operations per unit
Class A units - Basic and diluted	$0.25	$(0.55)
Class B units - Basic and diluted	$0.33	$(1.01)
Discontinued operations per unit
Class A units - Basic and diluted	$-	$(0.06)
Class B units - Basic and diluted	$-	$(0.10)
Net income (loss) per unit
Class A units - Basic and diluted	$0.25	$(0.61)
Class B units - Basic and diluted	$0.33	$(1.11)
Weighted Average Units Outstanding
Class A units - Basic	763,261	933,613
Class B units - Basic	28,431,586	25,210,106
Class A units - Diluted	763,261	933,613
Class B units - Diluted	28,532,411	25,210,106

Distributions declared and paid per unit	$—	$—

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$4,238	$4,894
Restricted cash (See Note 1)	1,748	-
Accounts receivable	5,217	6,678
Prepaid expenses	1,783	2,547
Risk management assets (See Note 5)	14,671	9,141
Total current assets	27,657	23,260
Oil and natural gas properties (See Note 7)
Oil and natural gas properties, equipment and facilities	651,493	639,156
Material and supplies	1,056	1,054
Less accumulated depreciation, depletion, amortization, and impairments	(517,239)	(495,215)
Net oil and natural gas properties	135,310	144,995
Other assets
Debt issue costs (net of accumulated amortization of $9,138 and $9,003, respectively)	689	824
Risk management assets (See Note 5)	8,158	1,461
Restricted cash	-	1,748
Other non-current assets	1,790	2,245
Total assets	$173,604	$174,533
LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$35	$12
Accrued liabilities	6,081	12,763
Royalty payable	1,134	1,242
Total current liabilities	7,250	14,017
Other liabilities
Asset retirement obligation	17,031	9,513
Other non-current liabilities	-	1,398
Debt (See Note 6)	42,500	50,700
Total other liabilities	59,531	61,611
Total liabilities	66,781	75,628
Commitments and contingencies (See Note 10)
Members’ equity
Class A units, 484,505 and 1,615,017 units authorized, issued and outstanding
at December 31, 2014 and 2013, respectively	1,930	2,591
Class B units, 28,903,734 and 28,848,785 units authorized, and 28,792,584 and
28,462,185 issued and outstanding at December 31, 2014 and 2013, respectively	104,893	96,314
Total members’ equity	106,823	98,905
Total liabilities and members’ equity	$173,604	$174,533

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$9,503	$(28,543)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	17,533	18,972
Asset impairments (See Note 7)	5,424	2,357
Amortization of debt issuance costs	271	1,289
Accretion expense	604	519
Equity earnings in affiliate	(216)	(271)
Loss from disposition of property and equipment	223	4
Bad debt expense	94	44
Mark-to-market on derivatives:
Total gains	(19,855)	1,551
Cash settlements	7,626	12,082
Unit-based compensation programs	1,298	1,049
Discontinued operations	-	2,686
Changes in Assets and Liabilities:
(Increase) decrease in accounts receivable	1,370	(1,106)
(Increase) decrease in prepaid expenses	764	(1,238)
Decrease in other assets	2	8
Increase (decrease) in accounts payable	23	(468)
Increase (decrease) in accrued and other liabilities	(7,557)	5,383
Decrease in royalty payable	(108)	(176)
Net cash provided by continuing operations	16,999	14,142
Net cash provided by discontinued operations	-	1,062
Net cash provided by operating activities	16,999	15,204
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,351)	(20,221)
Development of natural gas properties	(5,865)	(15,694)
Proceeds from sale of property and equipment	485	58,987
Increase in cash held for escrow	-	(1,148)
Distributions from equity affiliate	295	245
Net cash provided by (used in) investing activities	(6,436)	22,169
Cash flows from financing activities:
Proceeds from issuance of debt	5,750	16,894
Repayment of debt	(13,950)	(50,194)
Repurchase of Class A, Class C and Class D interests	(2,468)	-
Units tendered by employees for tax withholdings	(415)	(185)
Debt issue costs	(136)	(953)
Net cash used in financing activities	(11,219)	(34,438)
Net increase (decrease) in cash	(656)	2,935
Cash and cash equivalents, beginning of period	4,894	1,959
Cash and cash equivalents, end of period	$4,238	$4,894
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(512)	$(1,674)
Cash paid during the period for interest	$(1,841)	$(1,881)
Cash paid during the period for income taxes	$(73)	$(75)

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

(In thousands, except unit data)

					Accumulated
					Other	Total
	Class A		Class B		Comprehensive	Members’
	Units	Amount	Units	Amount	Income	Equity

Balance, December 31, 2012	483,418	$2,326	23,687,507	$113,940	$—	$116,266
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	(2,853)	(4)	(139,810)	(181)	—	(185)
Unit-based compensation programs	3,940	21	190,081	1,028	—	1,049
Units issued for acquisition of properties	1,130,512	818	4,724,407	9,500	—	10,318
Net loss	—	(570)	—	(27,973)	—	(28,543)
Balance, December 31, 2013	1,615,017	$2,591	28,462,185	$96,314	$—	$98,905
Distributions	—	—	—	—	—	—
Units tendered by employees for tax withholding	—	—	(160,182)	(415)	—	(415)
Unit-based compensation programs	—	—	490,581	1,298	—	1,298
Cancellation of units	(1,130,512)	(851)	—	(1,617)	—	(2,468)
Net income	—	190	—	9,313	—	9,503
Balance, December 31, 2014	484,505	$1,930	28,792,584	$104,893	$—	$106,823

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Through subsidiaries Sanchez Oil & Gas Corporation (SOG) owns a portion of our outstanding units. As of December 31, 2014, Sanchez Energy Partners I, LP (SEP I), a subsidiary of SOG, owned 484,505, or 100%, of our Class A units and 5,364,196, or 18.6%, of our Class B common units.

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

On August 25, 2014, our board of managers approved a plan of conversion providing for the conversion of the Company from a limited liability company organized under the laws of the State of Delaware to a limited partnership organized under the laws of the State of Delaware.  Pursuant to the plan of conversion, at the effective time of the conversion, each outstanding common unit of the Company will be converted onto one unit of Sanchez Production Partners LP (Sanchez LP), the outstanding Class A units of the Company will be converted into common units of Sanchez LP in a number equal to 2% of the Sanchez LP common units outstanding immediately after the conversion (after taking into account the conversion of the Class A units) and the outstanding Class Z unit will be cancelled.  In addition, a SOG-related company will become the general partner of Sanchez LP, and incentive distribution rights will be issued by Sanchez LP to another SOG-related company.  On January 30, 2015, the Company received a Notice of Effectiveness from the SEC regarding its registration statement on Form S-4 with respect to the common units of Sanchez LP to be issued to the Company’s common unitholders and the Class A unitholder in connection with the conversion.  A special meeting of the Company’s unitholders will be held on March 6, 2015 to vote on the plan of conversion and an amendment and restatement of the Constellation Energy Partners LLC 2009 Omnibus Incentive Compensation Plan as the Sanchez Production Partners LP Long-Term Incentive Plan.

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

On May 8, 2014, the Company and SP Holdings, LLC (the Manager), a SOG-related company, entered into a Shared Services Agreement (the Services Agreement) pursuant to which, as of July 1, 2014, the Manager provides services that the Company requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.

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

Use of Estimates

Estimates and assumptions are made when preparing financial statements under accounting principles generally accepted in the United States of America. These estimates and assumptions affect various matters, including:

•reported amounts of revenue and expenses in the Consolidated Statements of Operations during the reported periods,

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. Checks-in-transit are included in accounts payable in our consolidated balance sheets.  There were no checks-in-transit as of December 31, 2014 and 2013.

Restricted Cash

Restricted cash at December 31, 2014 and 2013 of $1.7 million was held in escrow in relation to the sale of the Robinson’s Bend Field assets and related to litigation involving one of our service providers.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and derivative financial instruments. We place our cash with high credit quality financial institutions. We place our derivative financial instruments with financial institutions that participate in our reserve-based credit facility and maintain an investment grade credit rating. Substantially all of our accounts receivables are due from purchasers of oil and natural gas. These sales are generally unsecured and, in some cases, may carry a parent guarantee. As we generally have fewer than 10 large customers for our oil and natural gas sales, we routinely assess the financial strength of our customers. Bad debt expense is recognized on an account-by-account review and when recovery is not probable. Our allowance for doubtful accounts was $0.2 million during 2014 and less than $0.1 million in 2013. We have no off-balance-sheet credit exposure related to our operations or customers.

For the year ended December 31, 2014, five customers accounted for approximately 33%,  30%,  16%,  14% and 7% of our sales revenues. For the year ended December 31, 2013, five customers accounted for approximately 22%,  20%,  17%,  14% and 8% of our sales revenues.

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

Oil, Natural Gas and Natural Gas Liquids Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, natural gas and natural gas liquids that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Proved reserves are calculated based on various factors, including consideration of an independent reserve engineers’ report on proved reserves and an economic evaluation of all of our properties on a well-by-well basis. The process used to complete the estimates of proved reserves at December 31, 2014 and 2013 is described in detail in Note 15.

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

We account for all our open derivatives as mark-to-market activities. All derivative instruments are recorded in the consolidated balance sheet as either an asset or a liability measured at fair value with changes in fair value recognized in earnings. All of our open derivatives are effective as economic hedges of our commodity price or interest rate exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on our consolidated balance sheets under the captions “Risk management assets” and “Risk management liabilities.” We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statements of operations under the caption “Oil sales” or “Natural gas sales” and settled interest rate swaps as “Interest expense.”

Revenue Recognition

Sales are recognized when oil, natural gas and natural gas liquids have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Oil, natural gas and natural gas liquids are generally sold on a monthly basis. Most of the contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a specific tank battery, gathering or transmission line, quality of oil, natural gas and natural gas liquids, and prevailing supply and demand conditions, so that the price of the oil, natural gas and natural gas liquids fluctuates to remain competitive with other available oil, natural gas and natural gas liquids supplies. As a result, revenues from the sale of oil, natural gas and natural gas liquids will suffer if market prices decline and benefit if they increase. We believe that the pricing provisions of our oil, natural gas and natural gas liquids contracts are customary in the industry.

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. We use the entitlements method when accounting for gas imbalances. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable.  There was only a minimal gas imbalance position on one of our wells in the Mid-continent region at December 31, 2014. There were no gas imbalance positions at December 31, 2013.

Income Taxes

SPP and each of its wholly-owned subsidiary LLCs are treated as a partnership for federal and state income tax purposes.  All of our taxable income or loss, which may differ considerably from net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our members. As such, no federal income tax for these entities has been provided for in the accompanying financial statements. SPP is subject to franchise tax obligations in Kansas and Texas and state tax obligations in Alabama and Oklahoma. SPP also has informational filing requirements in Georgia, Indiana, Louisiana, Maine, Missouri, New Jersey, New York, Oregon, Pennsylvania, and West Virginia because we have resident unitholders in these states.

Our wholly-owned subsidiary, CEP Services Company, Inc. is a taxable entity. For the years ended December 31, 2014, and 2013, the current and deferred income taxes for the entity were immaterial. The entity has no material deferred tax assets or liabilities.

Earnings per Unit

Basic earnings per unit (EPU) is computed from the two-class method by dividing net income (loss) attributable to unitholders by the weighted average number of units outstanding during each period.  To determine net income (loss) allocated to each class of ownership (Class A and Class B), we first allocate net income (loss) in accordance with the amount of distributions made for the period by each class, if any.  The remaining net income (loss) is allocated to each class in proportion to the class weighted average number of units outstanding for the period, as compared to the weighted average number of units for all classes for the period.

As of December 31, 2014 and 2013, we had unvested restricted common units outstanding, which were considered dilutive securities.  These units will be considered in the diluted weighted average common units outstanding number in periods of net income.  In periods of net losses, these units are excluded for the diluted weighted average common unit outstanding number as they are not participating securities.

The following table presents our calculation of basic and diluted units outstanding for the periods indicated:

	Year Ended December 31,
	2014	2013
Weighted average units outstanding during period:
Class A units - Basic	763,261	933,613
Class B Common units - Basic	28,431,586	25,210,106
	29,194,847	26,143,719

Weighted average units outstanding during period:
Class A units - Diluted	763,261	933,613
Class B Common units - Diluted	28,532,411	25,210,106
	29,295,672	26,143,719

At December 31, 2014, we had 100,825 Class B common units that were restricted unvested common units granted and outstanding.  These units were included in the diluted weighted average common units outstanding number since we recognized net income for the period.  At December 31, 2013, we had 380,327 Class B common units that were restricted unvested common units granted and outstanding.  These units were excluded from the diluted weighted average common units outstanding number since we recognized a net loss for the year.

The following table presents our basic and diluted income per unit for the year ended December 31, 2014 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Income from continuing operations	$9,503
Distributions	-	$-	$-
Assumed allocation of income from continuing operations	9,503	190	9,313
Discontinued operations	-	-	-
Assumed net income to be allocated	$9,503	$190	$9,313

Basic and diluted income from continuing operations per unit		$0.25	$0.33
Basic and diluted income from discontinued operations per unit		$-	$-
Basic and diluted income per unit		$0.25	$0.33

The following table presents our basic and diluted income per unit for the year ended December 31, 2013 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Loss from continuing operations	$(25,857)
Distributions	-	$-	$-
Assumed allocation of loss from continuing operations	(25,857)	(517)	(25,340)
Discontinued operations	(2,686)	(53)	(2,633)
Assumed net loss to be allocated	$(28,543)	$(570)	$(27,973)

Basic and diluted loss from continuing operations per unit		$(0.55)	$(1.01)
Basic and diluted loss from discontinued operations per unit		$(0.06)	$(0.10)
Basic and diluted loss per unit		$(0.61)	$(1.11)

Environmental Cost

We record environmental liabilities at their undiscounted amounts on our balance sheets in other current and long-term liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Federal Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.  At December 31, 2014, we had no environmental liabilities recorded, as no liabilities were deemed necessary.

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

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This guidance is effective prospectively for fiscal years beginning after December 15, 2014.  The effects of this accounting standard on our financial position, results of operations and cash flows will not be material.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services.  The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements, but do not expect the impact to be material.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This guidance creates a new subtopic ASC 205-40, “Presentation of Financial Statements – Going Concern,” and provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The requirements in this guidance are effective for the annual period ending after December 15, 2016, which is fiscal 2017 for us, and for annual and interim periods thereafter.  Early application is permitted.  We acknowledge this new guidance and will comply with the disclosure requirements, if applicable, beginning in fiscal 2017.  The adoption of this guidance will have no material impact on our financial position, results of operations or cash flows.

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

The following amounts relating to the Robinson’s Bend Field assets have been reported as discontinued operations in the consolidated statements of operations in the year ending December 31, 2013 (in thousands):

Year Ended
December 31, 2013
Revenues	$2,304
Loss from discontinued operations	$(2,686)

See Note 1 for information regarding earnings per unit, including earnings per unit data relating to income from discontinued operations, which includes loss on sale of discontinued operations in 2013.

There were no major classes of assets and liabilities components of discontinued operations at December 31, 2013.

There were no significant divestitures of oil and natural gas properties during the year ended December 31, 2014.

3. ACQUISITIONS

Acquisition of Oil, Natural Gas and Natural Gas Liquids Properties from SEP I

On August 9, 2013, we acquired oil, natural gas and natural gas liquids assets in Texas and Louisiana from SEP I for a purchase price of $30.4 million.  In conjunction with the acquisitions, SEP I received $20.1 million in cash; 1,130,512 Class A units and 4,724,407 Class B units.  The cash portion of the transaction was financed with cash on hand and a borrowing of $16.7 million under our reserve-based credit facility.

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

The following allocation of the purchase price is based on information that was available to management at the time these consolidated financial statements were prepared and takes into account current market conditions and estimated market prices for oil and natural gas.

The following table summarizes the values of assets acquired and liabilities assumed effective August 1, 2013 (in thousands):

Oil and natural gas properties, equipment and facilities	$31,497
Asset retirement obligation	(1,088)
Net assets acquired	$30,409

We have accounted for our acquisition of oil and natural gas properties using the purchase method of accounting for business combinations, and therefore, we have estimated the fair value of the assets acquired and the liabilities assumed as of the acquisition date.  The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs.  The fair value of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) estimated future cash flows and (v) a market-based weighted cost of capital rate.  These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

Results of Operations and Pro Forma Information

The following table sets forth revenues and lease operating expenses attributable to the SEP I properties acquired (in thousands):

Twelve Months Ended
December 31,
2013
Revenue	$15,782
Lease Operating Expenses	$3,047

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

Pro Forma
Twelve Months Ended
December 31,
(In thousands)	2013
Revenue	$56,841
Income (loss) from continuing operations	$(18,514)
Discontinued operations	$(2,686)
Net Loss	$(21,200)
Income (loss) from continuing operations per unit
Class A units - Basic and diluted	$(0.23)
Class B units - Basic and diluted	$(0.65)
Discontinued operations per unit
Class A units - Basic and diluted	$(0.03)
Class B units - Basic and diluted	$(0.09)
Net loss per unit
Class A units - Basic and diluted	$(0.26)
Class B units - Basic and diluted	$(0.74)
Weighted average units outstanding
Class A units - Basic and diluted	1,615,103
Class B units - Basic and diluted	28,057,592

Acquisition of Oil and Natural Gas Properties

On April 9, 2014, we acquired a 20% working interest in nine producing wells and other assets for $1.4 million.  The assets are located in LaSalle Parish, Louisiana and are operated by SOG.  This purchase became effective May 1, 2014.  The impact of the acquisition of these properties was not material to our consolidated financial statements, so no pro forma information for this acquisition is provided.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements at December 31, 2014
	Quoted Prices in	Significant other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	December 31, 2014
Risk Mgmt Assets	$—	$22,919	$—	$(90)	$22,829
Risk Mgmt Liabilities	—	(90)	—	90	—
Total Net Assets and Liabilities	$—	$22,829	$—	$—	$22,829

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

As of December 31, 2014, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

As of December 31, 2014, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

MTM Fixed Price Swaps – NYMEX (Henry Hub)

	For the quarter ended (in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2015	1,215,420	$4.25	1,153,487	$4.25	1,096,023	$4.26	1,050,219	$4.26	4,515,149	$4.26
2016	1,010,633	$4.21	967,290	$4.21	923,541	$4.21	893,568	$4.22	3,795,032	$4.21
									8,310,181

MTM Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	For the quarter ended (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2015	69,479	$90.99	66,183	$91.02	63,025	$91.05	60,143	$91.09	258,830	$91.04
2016	57,420	$85.64	54,879	$85.64	52,474	$85.64	50,197	$85.64	214,970	$85.64
									473,800

The table below outlines the classification of our derivative financial instruments on the consolidated balance sheets (in thousands):

		Fair Value of Asset/(Liability)
	Location of Asset/(Liability)	On Balance Sheet
Derivative Type	On Balance Sheet	December 31, 2014	December 31, 2013

Commodity – MTM	Risk management assets - current	$14,698	$10,043
Commodity – MTM	Risk management assets - non-current	8,221	1,534
	Total gross assets	22,919	11,577

Commodity – MTM	Risk management assets – current	(27)	(903)
Commodity – MTM	Risk management assets – non-current	(63)	(72)
	Total gross liabilities	(90)	(975)
	Total net assets and liabilities	$22,829	$10,602

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

		Amount of Gain/(Loss) in Income
	Location of Gain/(Loss)	For the Year Ended December 31,
Derivative Type	in Income	2014	2013

Commodity – MTM	Oil and natural gas sales	$19,854	$(1,486)
Interest Rate – MTM	Interest expense	-	(65)
	Total	$19,854	$(1,551)

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

We currently use our reserve-based credit facility to provide credit support for our derivative transactions.  As a result, we do not post cash collateral with our counterparties, and have minimal non-performance credit risk on our liabilities with our counterparties.  We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from counterparties.  At December 31, 2014 and 2013, the impact of non-performance credit risk on the valuation of our net assets from counterparties was not significant

Hedge Liquidation, Repositioning and Novation

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

In March 2013, we reduced our outstanding interest rate swaps that fixed our LIBOR rate through 2014 to $30 million, which resulted in additional interest rate swap settlements of $2.1 million.  This position was terminated in May 2013, resulting in an offsetting non-cash gain in our mark-to-market interest swap activities.

In May 2013, in conjunction with amendments to our reserve-based credit facility and the exit of certain lenders from our bank syndicate, we novated certain of our commodity hedges to Societe General, which increased our natural gas settlement cost by $0.3 million.

6. DEBT

Reserve-Based Credit Facility

In May 2013, we refinanced our $350.0 million reserve-based credit facility with Societe Generale as administrative and collateral agent and a syndicate of lenders, extending its maturity to May 30, 2017 and increasing our borrowing base from $37.5 million to $55.0 million.  On May 6, 2014, our borrowing base under the reserve-based credit facility was increased to $70.0 million. Borrowings under the reserve-based credit facility are secured by various mortgages of oil and natural gas properties that we and certain of our subsidiaries own, as well as various security and pledge agreements among us and certain of our subsidiaries and the administrative agent. The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties.  As of December 31, 2014, we had borrowed $42.5 million under our reserve-based credit facility and our borrowing base was $70.0 million.  At December 31, 2014, the lenders and their percentage commitments in the reserve-based credit facility were Societe Generale (36.36%), OneWest Bank, FSB (36.36%) and BOKF NA, dba Bank of Oklahoma (27.28%).

Borrowings under the reserve-based credit facility are available for acquisition, exploration, operation and maintenance of oil and natural gas properties, payment of expenses incurred in connection with the reserve-based credit facility, working capital and general limited liability company purposes.  The reserve-based credit facility has a sub-limit of $20.0 million which may be used for the issuance of letters of credit.  As of December 31, 2014, no letters of credit were outstanding.

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

The reserve-based credit facility also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, guaranties not being valid under the reserve-based credit facility and a change of control. A change of control is generally defined as the occurrence of (a) any person or two or more persons acting as a group acquiring beneficial ownership of 35% or more of the outstanding shares of voting stock of the Company or (b) individuals who constitute the current Class B managers of the Company’s current board of managers cease for any reason to constitute at least a majority of the Company’s board of managers; provided however, that any individual becoming a Class B manager whose election, or nomination for election by the Company’s unitholders, was approved by a vote of at least a majority of the Class B managers then comprising the current board, shall be considered as though such person was a Class B manager of the current board of managers, but excluding any such person whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Company’s board of managers.  Neither of these events have occurred, so no change in control had occurred as of December 31, 2014.  If an event of default occurs, the lenders will be able to accelerate the maturity of the reserve-based credit facility and exercise other rights and remedies. The reserve-based credit facility contains a condition to borrowing and a representation that no material adverse effect (MAE) has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole. If a MAE were to occur, we would be prohibited from borrowing under the reserve-based credit facility and would be in default, which could cause all of our existing indebtedness to become immediately due and payable.

The reserve-based credit facility limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the reserve-based credit facility, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the reserve-based credit facility exceed 90% of our borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by our board of managers for the proper conduct of our business and the payment of fees and expenses. As of December 31, 2014, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

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

The reserve-based credit facility contains no covenants related to SOG’s ownership in us, nor to the Services Agreement between us and SP Holding, LLC, a SOG-related company.

 Compliance with Financial Covenants

At December 31, 2014, we were in compliance with the financial covenant ratios contained in our reserve-based credit facility. We monitor compliance on an ongoing basis. As of December 31, 2014, our actual Total Net Debt to annual Adjusted EBITDA ratio was 1.6 to 1.0, compared to a required ratio of not greater than 3.5 to 1.0; our actual ratio of consolidated current assets to consolidated current liabilities was 5.6 to 1.0, compared to a required ratio of not less than 1.0 to 1.0 and our actual quarterly Adjusted EBITDA to cash interest expense ratio was 13.3 to 1.0, compared to a required ratio of not less than 2.5 to 1.0.

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

The amount available for borrowing at any one time under the reserve-based credit facility is limited to the borrowing base for our oil and natural gas properties.  As of December 31, 2014, our borrowing base was $70.0 million.  The borrowing base is re-determined semi-annually, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas prices prevailing at such time.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.

Funds Available for Borrowing

As of December 31, 2014, we had $42.5 million in outstanding debt under our reserve-based credit facility and $27.5 million in remaining borrowing capacity. At December 31, 2013, we had $50.7 million in outstanding debt under our reserve-based credit facility.

Debt Issue Costs

As of December 31, 2014, our unamortized debt issue costs were approximately $0.7 million. These costs are being amortized over the life of the credit facility.  At December 31, 2013, our unamortized debt issue costs were approximately $0.8 million.

7. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following (in thousands):

	December 31,
	2014	2013
Oil and natural gas properties and related equipment
(successful efforts method)
Property (acreage) costs
Proved property	$649,432	$636,816
Unproved property	1,560	1,589
Total property costs	650,992	638,405
Materials and supplies	1,056	1,054
Land	501	751
Total	652,549	640,210
Less: Accumulated depreciation, depletion, amortization and impairments	(517,239)	(495,215)
Oil and natural gas properties and equipment, net	$135,310	$144,995

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013

DD&A of oil and natural gas-related assets	$17,533	$18,972
Asset impairments	5,424	2,357
Total	$22,957	$21,329

Impairment Charges

Our non-cash asset impairment charges for the year ended December 31, 2014 were $5.4 million, compared to $2.3 million for the same period in 2013. Our non-cash impairment charges in 2014 were approximately $5.4 million to impair the value of our oil and natural gas fields in Texas and Louisiana due to the decrease in oil prices.

Our non-cash impairment charges in 2013 were approximately $2.2 million to impair the value of our oil and natural gas fields in Texas and Louisiana and $0.1 million to impair certain of our wells in the Woodford Shale due to decreases in natural gas prices.

Asset Sales

In 2014, we sold miscellaneous furniture and fixtures, trucks and equipment resulting in a loss on sale of $0.2 million.

Useful Lives

Our furniture, fixtures and equipment are depreciated over a life of one to seven years, buildings are depreciated over a life of 20 years and pipeline and gathering systems are depreciated over a life of 25 to 40 years.

Exploration and Dry Hole Costs

We recorded no exploration and dry hole costs for the years ended December 31, 2014 and 2013.  These costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties.

8. BENEFIT PLANS

Eligible employees of SPP participate in an employment savings plan.  Matching contributions made by us were approximately $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

9. RELATED PARTY TRANSACTIONS

Unit Ownership

SOG, through a subsidiary, owns a portion of our outstanding units.  As of December 31, 2014, SEP I, a subsidiary of SOG, owned 484,505, or 100%, of our Class A units and 5,364,196, or 18.6%,  of our Class B common units.

Sanchez-Related Announcements

In August 2013, SEP I acquired certain of our Class A units and Class B common units and one Class Z unit in one transaction which represented a 20% ownership interest in us at December 31, 2014. These units were issued to SEP I, along with cash, in exchange for oil and natural gas properties located in Texas and Louisiana.  The Company also entered into a Registration Rights Agreement with SEP I pursuant to which the Company granted to SEP I certain registration rights related to the unit consideration.  Under the Registration Rights Agreement, the Company granted SEP I demand registration rights with respect to the preparation and filing with the SEC of one or more registration statements for the purpose of registering the resale of the securities received in the transaction.

On May 8, 2014, the Company and the Manager, a SOG-related company, entered into the Services Agreement pursuant to which the Manager provides services that the Company requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.  In connection with providing the services under the Services Agreement, the Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of the Company’s properties other than its assets located in the Mid-Continent region, (ii) a $1,000,000 administrative fee, with $500,000 paid on May 8, 2014 and $500,000 paid on July 1, 2014, the date that the Manager provided notice of its commitment to provide services under the Services Agreement (the In-Service Date), (iii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iv) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, will be paid in cash unless the Manager elects for such fee to be paid in equity by the Company.  In addition, upon the first acquisition of assets from an affiliate of the Manager, the Company is required to amend its operating agreement and issue a new class of incentive distribution rights to the Manager.

The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both the Manager and the Company provide notice to terminate the agreement.  The Services Agreement can be terminated early (i) by either party at any time after 24 months from the In-Service Date with six months’ notice to the other party, (ii) by either party if there is an uncured material breach thereunder by the other party or (iii) by the Company if there is a change in control of the Manager and the Company pays the termination payment discussed below.  If there is a termination of the Services Agreement other than by either party at the end of the agreement’s term or by the Company for a breach by the Manager, then the Company will owe a termination payment to the Manager equal to $5,000,000, plus 5% of the transaction value of all asset acquisitions theretofore consummated; if the Company terminates after the 24-month anniversary of the In-Service Date upon six months’ notice, the Company will also owe to the Manager all costs and expenses of the Manager that result from such termination.  Through December 31, 2014, the Company has paid $6.0 million to the Manager under the Services Agreement and issued 59,562 common units to SP Holdings pursuant to the Services Agreement in connection with SP Holdings’ election to receive payment of their fee for the quarter ended September 30, 2014 in common units rather than cash.  The issuance of the common units was in lieu of paying a fee of $165,582 in cash, or $2.78 per common unit.

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

On May 8, 2014, the Company, SOG and certain subsidiaries of the Company entered into a Geophysical Seismic Data Use License Agreement (the License Agreement) pursuant to which SOG provides to the Company a non-exclusive, royalty-free license to use seismic, geophysical and geological information relating to the Company’s oil and natural gas properties that is proprietary to

SOG and not restricted by agreements that SOG has with landowners or seismic data vendors.  No amounts are payable under the agreement.

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

On February 28, 2014, a lawsuit was filed in the Chancery Court of the State of Delaware by Constellation Energy Partners Holdings, LLC (CEPH) against the Company (the Exelon Litigation) seeking repayment of suspended distributions in relation to the Class D Interests held by CEPH.  In 2006, Constellation Holding, Inc (CHI), which merged with and into CEPH in December 2012, purchased the Company’s Class D Interests for $8.0 million.  The $8.0 million was to be repaid to CEPH in quarterly distributions of $333,333.33 over a period of six years; however, these distributions could be temporarily suspended if a dispute arose over pricing formulas related to the sale of natural gas from the Robinson’s Bend properties.  A dispute arose, so the distributions were suspended pursuant to the Company’s operating agreement and never reinstated.  CEPH contended, among other things, that the Company breached its contract to pay the quarterly distributions, acted in bad faith and received unjust enrichment by suspending the quarterly distributions.  On June 26, 2014, the parties to the lawsuit reached a settlement agreement and the lawsuit was subsequently dismissed.  In conjunction with the settlement, we paid CEPH $1.65 million in exchange for all of the Class C management incentive interests and the Class D interests held by CEPH, which accounted for all such interests issued by SPP.  Effective with the acquisition from CEPH, we cancelled the Class C management incentive interests and Class D interests.

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

The following table is a reconciliation of the ARO (in thousands):

	December 31,
	2014	2013
Asset retirement obligation, beginning balance	$9,513	$7,665
Liabilities added from acquisitions	80	1,088
Liabilities added from drilling	59	244
Revisions to cost estimates	6,780	-
Settlements	(5)	(3)
Accretion expense	604	519
Asset retirement obligation, ending balance	$17,031	$9,513

 Additional retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation. In 2014 and 2013, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.  During the year ended December 31, 2014, revisions were made to the ARO liability based on recent costs incurred on abandoned wells, which were higher than originally projected.

12. UNIT-BASED COMPENSATION

We have the following unit-based compensation plans:

We have the 2009 Omnibus Incentive Compensation Plan (Omnibus Plan), which provides for a variety of unit-based and performance-based awards, including unit options, restricted units, unit grants, notional units, unit appreciation rights, performance awards and other unit-based awards.  Awards under the Omnibus Plan may be paid in cash, units or any combinations thereof as determined by the compensation committee of our board of managers.

Restricted unit activity (number of units) under the Omnibus Plan was as follows:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit

Outstanding at December 31, 2012	666,778	$3.39
Vested	(370,363)	2.66
Granted	184,313	1.27
Returned/Cancelled	(144,177)	2.77
Outstanding at December 31, 2013	336,551	3.29
Vested	(450,958)	2.80
Granted	346,403	2.44
Returned/Cancelled	(151,842)	2.86
Outstanding at December 31, 2014	80,154	$3.18

We have the Long-Term Incentive Program (L-TIP), which is a plan under which restricted common unit awards have been granted to certain field employees in Alabama, Kansas and Oklahoma and to certain employees in Texas.

Restricted unit activity (number of units) under the L-TIP Plan was as follows:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit

Outstanding at December 31, 2012	94,914	$3.05
Vested	(61,273)	2.24
Granted	38,023	1.17
Returned/Cancelled	(27,888)	2.56
Outstanding at December 31, 2013	43,776	2.87
Vested	(99,381)	2.51
Granted	103,278	2.44
Returned/Cancelled	(27,002)	2.57
Outstanding at December 31, 2014	20,671	$2.83

We recognized approximately $1.3 million and  $1.0 million of non-cash compensation expense related to our unit-based compensation plans in the twelve months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had approximately $0.1 million in unrecognized compensation expense related to our unit-based compensation plans expected to be recognized through the first quarter of 2015.

On December 18, 2014, the compensation committee of our board of managers awarded notional units under the Omnibus Plan to each of our executive officers.  The notional amounts awarded were 769,231 units to our Chief Executive Officer and 256,410 units to our Chief Financial Officer.  The notional units will convert on a one-for-one basis into restricted common units of Sanchez Production Partners LP upon unitholder approval of a proposed Sanchez Production Partners LP Long-Term Incentive Plan and the conversion of the Company from a limited liability company into a limited partnership becoming effective.  The notional units or restricted units, as applicable, will vest in one-third increments on each December 15, 2015, 2016 and 2017.  If the new plan is not approved, or the foregoing two conditions are not otherwise satisfied by the applicable vesting date, then the notional units then vesting will be settled in cash at the fair market value of the Company’s common units as of such date.  Each notional unit carries the right to receive distribution credits when any distributions are made by the Company on its common units, which will be settled in cash when the notional units are converted or settled, as applicable.  This award was classified as a liability-classified award as of and for the year ended December 31, 2014.  As a liability-classified award, the fair value of the award is re-measured at each financial statement date until the award is settled or expires.  During the requisite service period, compensation cost is recognized using the proportionate amount of the award’s fair value that has been earned through service to date.

13. DISTRIBUTIONS TO UNITHOLDERS

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For twelve months ended December 31, 2014 and 2013, respectively, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board of managers for the proper conduct of our business) from which to pay distributions.

14. MEMBERS’ EQUITY

2014 Equity

At December 31, 2014, we had 484,505 Class A units and 28,792,584 Class B common units outstanding, which included 20,671 unvested restricted common units issued under our L-TIP and 80,154 unvested restricted common units issued under our Omnibus Plan.

At December 31, 2014, we had granted 423,010 common units of the 450,000 common units available under our L-TIP. Of these grants, 402,339 have vested.

At December 31, 2014, we had granted 1,561,227 common units of the 1,650,000 common units available under our Omnibus Plan. Of these grants, 1,481,073 have vested.

For the year ended December 31, 2014,  160,182 common units were tendered by our employees for minimum tax withholding purposes. These units, costing approximately $0.4 million, have been returned to their respective plan and are available for future grants.

2013 Equity

At December 31, 2013, we had 1,615,017 Class A units and 28,462,185 Class B common units outstanding, which included 43,776 unvested restricted common units issued under our L-TIP and 336,551 unvested restricted common units issued under our Omnibus Plan.

At December 31, 2013, we had granted 346,734 common units of the 450,000 common units available under our L-TIP. Of these grants, 302,958 have vested.

At December 31, 2013, we had granted 1,366,666 common units of the 1,650,000 common units available under our Omnibus Plan. Of these grants, 1,030,115 have vested.

For the year ended December 31, 2013, 139,810 common units were tendered by our employees for minimum tax withholding purposes. These units, costing approximately $0.2 million, have been returned to their respective plan and are available for future grants.

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

Costs

The following table sets forth capitalized costs for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Capitalized costs at the end of the period:⁽ᵃ⁾
Oil and natrual gas properties and related equipment (successful efforts method)
Property costs
Proved property	$649,432	$636,816
Unproved property	1,560	1,589
Total property costs	650,992	638,405
Materials and supplies	1,056	1,054
Land	501	751
Total	652,549	640,210
Less: Accumulated depreciation, depletion, amortization and impairments	(517,239)	(495,215)
Oil and natural gas properties and equipment, net	$135,310	$144,995

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

The following table sets forth costs incurred for oil and natural gas producing activities for the years ended December 31, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2014	2013
Costs incurred for the period:
Acquisition of properties
Proved	$1,239	$20,012
Unproved	112	209
Development costs	5,865	15,694
Oil and natural gas properties and equipment, net	$7,216	$35,915

The development costs for the years ended December 31, 2014 and 2013 primarily represent costs to develop our proved undeveloped reserves.  The properties acquired in 2014 and 2013 were in Texas and Louisiana.

We had no exploration and dry hole costs in 2014 and 2013, respectively.

Results of Operations

The revenues and expenses associated directly with oil and natural gas producing activities are reflected in the Consolidated Statements of Operations.  All of our operations are oil and natural gas producing activities located in the United States.

Net Proved Oil, Natural Gas and Natural Gas Liquids Reserves

The following table sets forth information with respect to changes in proved developed and undeveloped reserves. This information excludes reserves related to royalty and net profit interests. All of our reserves are located in the United States.

				Natural Gas
	Total	Oil	Natural Gas	Liquids
	(Mmcfe)	(in Mmcfe)	(in Mmcfe)	(in Mmcfe)
Net proved reserves
December 31, 2012	92,982	6,503	-	86,479
Extensions and discoveries	4,825	4,016	128	681
Puchase of reserves in place	7,150	1,668	523	4,959
Sales of reserves in place	(49,385)	-	-	(49,385)
Revisions of previous estimates	44,727	1,147	207	43,373
Production	(9,045)	(901)	-	(8,144)
December 31, 2013	91,254	12,433	858	77,963
Extensions and discoveries	3,052	2,493	-	559
Puchase of reserves in place	437	437	-	-
Revisions of previous estimates	14,163	(3,542)	(340)	18,045
Production	(9,143)	(1,849)	(169)	(7,125)
December 31, 2014	99,763	9,972	349	89,442

Proved developed reserves:
December 31, 2013	78,629	11,170	858	66,601
December 31, 2014	74,634	9,139	349	65,146

Proved undeveloped reserves:
December 31, 2013	12,625	1,264	-	11,361
December 31, 2014	25,129	833	-	24,296

Reserves and Related Estimates

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.

Our December 31, 2014 and 2013 proved reserve estimates were 99.8 Bcfe and 91.3 Bcfe, respectively. For these years, NSAI, an independent petroleum engineering firm, prepared the estimates of our proved reserves which were used to prepare our financial statements.

Our 2014 estimates of total proved reserves increased 8.5 Bcfe from 2013 due to a 12.9 Bcfe increase in undeveloped gas reserves in the Cherokee Basin.  The higher volumes were due to a higher gas price.  Our reserves are 90% natural gas and are sensitive to lower prices for natural gas and basis differentials in the Mid-Continent region.  For the proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report: $93.95 per barrel for oil, $35.11 per barrel for natural gas liquids and $4.09 per Mcf for natural gas.  Proved developed producing reserves were lower due to natural production decline.

Our 2013 estimates of total proved reserves decreased 1.7 Bcfe from 2012 due to the sale of our Black Warrior Basin properties in the amount of 49 Bcfe offset by the acquisition of the Sanchez properties, which added 7 Bcfe. We added 4.8 Bcfe due to extensions and discoveries in the Cherokee Basin reserves added for oil opportunities. Our reserve revisions of 44.8 Bcfe were primarily the result of higher natural gas prices. Our reserves were 85% natural gas and were sensitive to lower prices for natural gas and basis differentials in the Mid-Continent region. For the proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report were: $97.89 per barrel for oil, $41.21 per barrel for natural gas liquids and $3.706 per Mcf for natural gas. Any of our locations that are scheduled to be drilled after 5 years were classified as probable or possible reserves to the extent they were economic.

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

Future cash inflows are calculated by applying the SEC-required prices of oil and natural gas relating to our proved reserves to the year-end quantities of those reserves. Future cash inflows exclude the impact of our hedging program. Future development and production costs represent the estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. In addition, asset retirement obligations are included within future production and development costs. There are no future income tax expenses because SPP is a non-taxable entity.

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

The following table summarizes the standardized measure of estimated discounted future cash flows from the oil and natural gas properties (in thousands):

	For the year ended December 31,
	2014	2013
Future cash inflows	$532,152	$502,831
Future production costs	(260,909)	(227,315)
Future estimated development costs	(57,741)	(40,694)
Future net cash flows	213,502	234,822
10% annual discount for estimated timing of cash flows	(93,969)	(91,108)
Standardized measure of discounted estimated future net cash
flows related to proved gas reserves	$119,533	$143,714

The following table summarizes the principal sources of change in the standardized measure of estimated discounted future net cash flows (in thousands):

	For the year ended December 31,
	2014	2013
Beginning of the period	$143,714	$89,669
Sales and transfers of oil and natural gas, net of production costs	(38,817)	(21,244)
Net changes in prices and production costs related to future production	(18,410)	50,425
Development costs incurred during the period	18,075	5,615
Changes in extensions and discoveries	24,611	28,494
Revisions of previous quantity estimates	(22,034)	21,455
Purchases and sales of reserves in place	1,918	(2,297)
Accretion discount	14,371	8,967
Other	(3,895)	(37,370)
Standardized measure of discounted future net cash flows related to
proved gas reserves	$119,533	$143,714

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sanchez Production Partners LLC, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

4

SANCHEZ PROUDUCTION PARTNERS LLC (REGISTRANT)

Date: March 5, 2015	By	/S/ STEPHEN R. BRUNNER
Stephen R. Brunner President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Sanchez Production Partners LLC, the Registrant, and in the capacities and on the dates indicated.

	Signature	Title	Date

Principal executive officer:

By	/S/ STEPHEN r. BRUNNER	President, Chief Executive Officer, and Chief Operating Officer	March 5, 2015
Stephen R. Brunner

Principal financial officer and principal accounting officer:

By	/S/ CHARLES c. WARD	Chief Financial Officer, Treasurer and Secretary	March 5, 2015
Charles C. Ward

Managers:

	/S/ ALAN S. BIGMAN	Manager	March 5, 2015
Alan S. Bigman

	/S/ RICHARD S. LANGDON	Manager	March 5, 2015
Richard S. Langdon

	/S/ G.M. BYRD LARBERG	Manager	March 5, 2015
G. M. Byrd Larberg

	/S/ ANTONIO R. SANCHEZ III	Manager	March 5, 2015
Antonio R. Sanchez III

	/S/ GERALD F. WILLINGER	Manager	March 5, 2015
Gerald F. Willinger

Exhibit
Number	Description

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

+10.10

—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Stephen R. Brunner (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

+10.11

—Amended and Restated Employment Agreement, dated April 5, 2012, by and between CEP Services Company, Inc. and Charles C. Ward (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on April 6, 2012, File No. 001-33147).

*10.12	—Summary Compensation for Board of Managers.

+10.13

—Constellation Energy Partners LLC Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on November 20, 2006, File No. 001-33147).

+10.14

—Constellation Energy Partners LLC 2009 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit A to the Proxy Statement filed by Constellation Energy Partners LLC on October 22, 2009, File No. 001-33147).

+10.15

—Form of Grant Agreement Relating to Restricted Units—Executives (under the 2009 Omnibus Incentive Compensation Plan incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on March 3, 2010, File No. 001-33147).

+10.16

—Form of Amended and Restated Grant Agreement Relating to Unit-Based Awards—Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on August 5, 2011, File No. 001-33147).

+10.17

—Amendment to Amended and Restated Grant Agreement Relating to Unit-Based Awards-Executives (under the 2009 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Constellation Energy Partners LLC on May 10, 2012, File No. 001-33147).

10.18

—Registration Rights Agreement, dated as of August 9, 2013, between Constellation Energy Partners LLC and Sanchez Energy Partners I, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on August 9, 2013, File No. 001-33147).

*21.1	—List of subsidiaries of Sanchez Production Partners LLC.

*23.1	—Consent of KPMG LLP.

*23.3	—Consent of Netherland, Sewell & Associates, Inc.

*31.1	—Certification of President, Chief Executive Officer and Chief Operating Officer of Sanchez Production Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Chief Financial Officer, Treasurer and Secretary of Sanchez Production Partners LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

—Certification of President, Chief Executive Officer and Chief Operating Officer of Sanchez Production Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

—Certification of Chief Financial Officer, Treasurer and Secretary of Sanchez Production Partners LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	—Report of Netherland, Sewell & Associates, Inc.

*101.INS	—XRBL Instance Document

*101.SCH	—XRBL Schema Document

*101.CAL	—XRBL Calculation Linkbase Document

*101.LAB	—XRBL Label Linkbase Document

*101.PRE	—XRBL Presentation Linkbase Document

*101.DEF	—XRBL Definition Linkbase Document

*Filed herewith

+Management contract or compensatory plan or arrangement.