Form 10-Q/A
period 2015-09-03
Sanchez Production Partners LP
filed 2015-09-03
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10‑Q/A amends the Quarterly Report on Form 10‑Q of Sanchez Production Partners LP (the “Partnership”) for the quarter ended June 30, 2015 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission on August 14, 2015.  The Partnership is filing this Amendment No. 1 solely to file the correct document and replace the Exhibit 3.1 filed with the Original Filing, as such exhibit included in the Original Filing was never executed or effective.

 Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Partnership has not updated disclosures included therein to reflect any events that occurred since the date of the Original Filing.

Item 6. Exhibits

**3.1—	Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC.
*10.1 —

Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, between Sanchez Production Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent.

*31.1 —	Certification of Interim Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 —	Certification of Chief Financial Officer of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1 —	Certification of Interim Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2 —	Certification of Chief Financial Officer of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS—	XBRL Instance Document

*101.SCH—	XBRL Schema Document

*101.CAL—	XBRL Calculation Linkbase Document

*101.LAB—	XBRL Label Linkbase Document
*101.PRE—	XBRL Presentation Linkbase Document
*101.DEF—	XBRL Definition Linkbase Document

*        Previously filed as an exhibit to the Sanchez Production Partners LP’s Quarterly Report on Form 10-Q filed on August 14, 2015

**      Furnished herewith

***    Previously furnished as an exhibit to the Sanchez Production Partners LP’s Quarterly Report on Form 10-Q filed on August 14, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sanchez Production Partners LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ PRODUCTION PARTNERS LP (REGISTRANT) BY: Sanchez Production Partners GP LLC, its general partner

Date: September 3, 2015	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

**3.1—	Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC.
*10.1 —

Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, between Sanchez Production Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent.

*31.1 —	Certification of Interim Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 —	Certification of Chief Financial Officer of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1 —	Certification of Interim Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2 —	Certification of Chief Financial Officer of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS—	XBRL Instance Document

*101.SCH—	XBRL Schema Document

*101.CAL—	XBRL Calculation Linkbase Document

*101.LAB—	XBRL Label Linkbase Document
*101.PRE—	XBRL Presentation Linkbase Document
*101.DEF—	XBRL Definition Linkbase Document

*        Previously filed as an exhibit to the Sanchez Production Partners LP’s Quarterly Report on Form 10-Q filed on August 14, 2015

**      Furnished herewith

***    Previously furnished as an exhibit to the Sanchez Production Partners LP’s Quarterly Report on Form 10-Q filed on August 14, 2015