Form 10-Q
period 2015-09-30
Sanchez Production Partners LP
filed 2015-11-13
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common units outstanding as of November 13, 2015: Approximately 3,048,283 units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Natural gas sales	$5,730	$9,153	$15,946	$21,752
Oil sales	19,501	11,402	25,104	21,784
Natural gas liquids sales	394	841	1,280	1,690
Total revenues	25,625	21,396	42,330	45,226
Expenses:
Operating expenses:
Lease operating expenses	5,194	5,296	15,452	15,598
Cost of sales	139	404	469	1,198
Production taxes	443	796	1,396	2,563
General and administrative	7,376	3,780	20,669	12,942
(Gain) loss on sale of assets	2	—	(111)	(23)
Depreciation, depletion and amortization	2,851	4,836	9,050	13,206
Asset impairments	937	43	84,664	237
Accretion expense	265	151	782	451
Total operating expenses	17,207	15,306	132,371	46,172
Other expense (income)
Interest expense	672	511	2,440	1,569
Other expense (income)	(52)	(76)	48	(220)
Total other expenses	620	435	2,488	1,349
Total expenses	17,827	15,741	134,859	47,521
Income (loss) before income taxes	7,798	5,655	(92,529)	(2,295)
Income tax expense	3	—	3	—
Net income (loss)	7,795	5,655	(92,532)	(2,295)
Less:
Preferred unit paid-in-kind distributions	(445)	—	(969)	—
Net income (loss) attributable to common unitholders	$7,350	$5,655	$(93,501)	$(2,295)
Income (loss) per unit
Net income (loss) per unit prior to conversion (1)
Class A units - Basic	$—	$2.33	$(0.38)	$(0.54)
Class B units - Basic	$—	$1.94	$(0.31)	$(0.79)
Class A units - Diluted	$—	$2.33	$(0.38)	$(0.54)
Class B units - Diluted	$—	$1.93	$(0.31)	$(0.79)
Weighted Average Units Outstanding prior to conversion (1)
Class A units - Basic	—	48,451	48,451	85,720
Class B units - Basic	—	2,855,257	2,879,163	2,835,859
Class A units - Diluted	—	48,451	48,451	85,720
Class B units - Diluted	—	2,866,088	2,879,163	2,835,859
Net income (loss) per unit after conversion (1)
Common units - Basic	$2.33	$—	$(29.83)	$—
Common units - Diluted	$0.55	$—	$(29.83)	$—
Weighted Average Units Outstanding after conversion (1)
Common units - Basic	3,124,004	—	3,103,608	—
Common units - Diluted	14,074,856	—	3,103,608	—

(1) Amounts adjusted for 1-for-10 reverse split completed August 3, 2015.  See Note 13.

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per unit data)

ASSETS	September 30, 2015	December 31, 2014
	(unaudited)
Current assets
Cash and cash equivalents	$8,963	$4,238
Restricted cash	600	1,748
Accounts receivable	3,103	3,901
Accounts receivable - related entities	681	959
Prepaid expenses	1,108	1,783
Fair value of derivative instruments	17,784	14,671
Total current assets	32,239	27,300
Oil and natural gas properties and related equipment (successful efforts method)
Oil and natural gas properties, equipment and facilities	732,766	651,493
Material and supplies	1,056	1,056
Less accumulated depreciation, depletion, amortization, accretion and impairments	(610,279)	(517,239)
Oil and natural gas properties and equipment, net	123,543	135,310
Other assets
Debt issuance costs	1,571	689
Fair value of derivative instruments	10,124	8,158
Other non-current assets	2,302	1,790
Total assets	$169,779	$173,247

LIABILITIES AND MEMBERS' EQUITY/PARTNERS' CAPITAL
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,663	$5,759
Royalties payable	680	1,134
Total current liabilities	10,343	6,893
Other liabilities
Asset retirement obligation	18,593	17,031
Long-term debt	106,000	42,500
Total other liabilities	124,593	59,531
Total liabilities	134,936	66,424
Commitments and contingencies (See Note 9)
Members' equity / Partners' capital
Class A units, Zero and 48,451(1) units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	1,930
Class B units, Zero and 2,879,258(1) units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	104,893
Class A preferred units, 11,130,855 and zero units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	15,826	—
Common units, 3,149,693(1) and zero units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	19,017	—
Total members' equity/partners' capital	34,843	106,823
Total liabilities and members' equity/partners' capital	$169,779	$173,247

(1) Amounts adjusted for 1-for-10 reverse split completed August 3, 2015.  See Note 13.

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(92,532)	$(2,295)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	9,050	13,206
Asset impairments	84,664	237
Amortization of debt issuance costs	413	199
Accretion expense	782	451
Equity earnings in affiliate	(2)	(147)
Gain from disposition of property and equipment	(111)	(23)
Bad debt expense	122	80
Total mark-to-market gains (losses) on commodity derivative contracts	(16,256)	1,134
Cash mark-to-market settlements on commodity derivative contracts	13,441	4,184
Unit-based compensation programs	2,463	1,216
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	1,820	(408)
Decrease in accounts receivable - related entities	278	49
Decrease in prepaid expenses	675	869
(Increase) decrease in other assets	(867)	3
Increase (decrease) in accounts payable/accrued liabilities	5,195	(4,603)
Decrease in royalties payable	(454)	(70)
Decrease in other liabilities	—	(1,398)
Net cash provided by operating activities	8,681	12,684
Cash flows from investing activities:
Cash paid for acquisitions	(81,378)	(1,351)
Development of oil and natural gas properties	(1,313)	(5,025)
Proceeds from sale of assets	470	58
Distributions from equity affiliate	60	180
Net cash used in investing activities	(82,161)	(6,138)
Cash flows from financing activities:
Proceeds from issuance of preferred units	17,375	—
Payments for offering costs	(810)	—
Proceeds from issuance of debt	106,000	5,750
Repayment of debt	(42,500)	(4,500)
Issuance of common units	52	—
Repurchase of Class A, Class C and Class D interests	—	(2,468)
Units tendered by employees for tax withholdings	(618)	(415)
Debt issuance costs	(1,294)	(136)
Net cash provided by (used in) financing activities	78,205	(1,769)
Net increase in cash and cash equivalents	4,725	4,777
Cash and cash equivalents, beginning of period	4,238	4,894
Cash and cash equivalents, end of period	$8,963	$9,671
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(149)	$(219)
Acquisition of oil and natural gas properties in exchange for common units	2,000	—
Cash paid during the period for interest	(1,973)	(1,379)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity/Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Class A Units		Class B Units		Class A Preferred Units		Common Units		Total
	Units(1)	Amount	Units(1)	Amount	Units	Amount	Units(1)	Amount	Equity/Capital

Members' Equity, December 31, 2014	48,451	$1,930	2,879,258	$104,893	—	$—	—	$—	$106,823
Units tendered by employees for tax withholding	—	—	(1,557)	(21)	—	—	—	—	(21)
Net loss (January 1st - March 5th)	—	(18)	—	(905)	—	—	—	—	(923)
Members' Equity, March 5, 2015	48,451	1,912	2,877,701	103,967	—	—	—	—	105,879
Class A Units converted to common units upon limited partnership conversion	(48,451)	(1,912)	—	—	—	—	58,729	1,912	—
Class B Units converted to common units upon limited partnership conversion	—	—	(2,877,701)	(103,967)	—	—	2,877,701	103,967	—
Units tendered by employees for tax withholding	—	—	—	—	—	—	(32,269)	(597)	(597)
Unit-based compensation programs	—	—	—	—	—	—	137,257	2,463	2,463
Private placement of Class A Preferred Units, net of offering costs of $810	—	—	—	—	10,859,375	16,550	—	—	16,550
Beneficial conversion feature of Class A preferred units	—	—	—	—	—	(1,693)	—	1,693	—
Common units issued for acquisition of properties	—	—	—	—	—	—	105,263	2,000	2,000
Issuance of common units	—	—	—	—	—	—	3,012	157	157
Preferred unit paid-in-kind distributions	—	—	—	—	271,480	969	—	(969)	—
Net loss (March 6th - September 30th)	—	—	—	—	—	—	—	(91,609)	(91,609)
Partners' Capital, September 30, 2015	—	$—	—	$—	11,130,855	$15,826	3,149,693	$19,017	$34,843

(1) Amounts adjusted for 1-for-10 reverse split completed August 3, 2015.  See Note 13.

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sanchez Production Partners LP, a Delaware limited partnership (“SPP”, “we”, “us”, “our” or the “Partnership”), is a publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy production assets. SPP completed its initial public offering on November 20, 2006, as Constellation Energy Partners LLC (“CEP” or the “Company”). We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC (the “Manager”), the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance and acquisition, disposition and financing services.  On March 6, 2015, the Company’s unitholders approved the conversion of Sanchez Production Partners LLC to a Delaware limited partnership and the name was changed to Sanchez Production Partners LP. The Manager owns the general partner of SPP and all of SPP’s incentive distribution rights.  Our common units are currently listed on the NYSE MKT under the symbol “SPP.”

Historically, our operations have consisted of the exploration and production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“SN”) and entered into a 15-year gathering and processing agreement with SN.  We have also commenced a process to sell our oil and gas properties in the Mid-Continent region.

As a result of the acquisition of midstream assets from SN and the proposed disposition of our oil and gas properties located in the Mid-Continent region, our historical financial statements (including those in this Form 10-Q) will differ substantially from our future financial statements beginning with the quarter ending December 31, 2015 principally because a significant portion of our revenues will come from the long-term, fee-based gathering and processing agreement with SN rather than from oil and natural gas production.

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

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period presentation.  These reclassifications had no effect on total unitholders’ equity, net income or net cash provided by or used in operating, investing or financing activities and an immaterial effect on total assets and total liabilities.

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

Cash

All highly liquid investments with original maturities of three months or less are considered cash.  Checks-in-transit are included in our consolidated balance sheets as accounts payable or as a reduction of cash, depending on the type of bank account the checks were drawn on.  There were no checks-in-transit reported in accounts payable at September 30, 2015 and December 31, 2014.

Restricted Cash

Restricted cash, as of September 30, 2015 and December 31, 2014, of $0.6 million and $1.7 million, respectively, was being held in escrow.  The balance as of September 30, 2015 is related to a vendor dispute, and will remain in the escrow account until the dispute has been resolved.

Accounts Receivable, Net

Our accounts receivable are primarily from purchasers of oil and natural gas and counterparties to our financial instruments.  Oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered.  Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted.  At September 30, 2015 and December 31, 2014, we had an allowance for doubtful accounts receivable of $0.4 million and $0.2 million, respectively.

3. ACQUISITIONS AND DIVESTITURES

Eagle Ford Acquisition

On March 31, 2015, we completed an acquisition of wellbore interests in certain producing oil and natural gas properties in Gonzales County, Texas (the “Eagle Ford properties,” and such acquisition, the “Eagle Ford acquisition”) located in the Eagle Ford Shale in Gonzales County, Texas from SN for a purchase price of $85 million, subject to normal and customary closing adjustments.  The effective date of the transaction was January 1, 2015. The acquisition included initial conveyed working interests and net revenue interests for each property which escalate on January 1 for each year from 2016 through 2019, at which point, SPP’s interests in the Eagle Ford properties will stay constant for the remainder of the respective lives of the assets.

The adjusted purchase price of $83.4 million was funded at closing with net proceeds from the private placement of 10,625,000 newly created Class A Preferred Units which were issued for a cash purchase price of $1.60 per unit, resulting in gross proceeds to SPP of $17.0 million, the issuance of 1,052,632 common units (approximately 105,263 common units after adjusting for reverse unit split) to SN, borrowings under the Partnership’s Credit Agreement (as defined in Note 7, “Long-Term Debt”), and available cash. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved developed reserves	$72,889
Facilities	8,002
Fair value of hedges assumed	3,408
Fair value of assets acquired	84,299
Asset retirement obligations	(877)
Ad valorem tax liability	(44)
Fair value of net assets acquired	$83,378

Western Catarina Midstream Acquisition

On October 14, 2015, we completed an acquisition of midstream assets located in Western Catarina, in the Eagle Ford Shale in South Texas from SN for a purchase price of $345.8 million, subject to normal and customary closing adjustments (the “Western Catarina Midstream acquisition”).  The purchase price was funded at closing with net proceeds from the sale of Class B Preferred Units to Stonepeak Catarina Holdings LLC, an affiliate of Stonepeak Infrastructure Partners (“Stonepeak”) and available cash. Additionally, as a result of the Western Catarina Midstream acquisition, we repurchased 105,263 common units previously held by a subsidiary of SN.

Pro Forma Operating Results

The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2015 and 2014 reflect the consolidated results of operations of the Partnership as if the Western Catarina Midstream and Eagle Ford acquisitions and related financings had occurred on January 1, 2014. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, amortization of customer contract intangible assets acquired and paid-in-kind units issued in connection with the Class A Preferred Units.

The unaudited pro forma combined financial statements give effect to the events set forth below:

•	The Western Catarina Midstream acquisition completed on October 14, 2015.
•	Issuance of Class B Preferred Units to finance the Western Catarina Midstream acquisition.
•

Repurchase of common units issued to finance a portion of the Eagle Ford acquisition as a part of the Western Catarina Midstream acquisition, and the related effect on net income (loss) per common unit.

•	The Eagle Ford acquisition completed on March 31, 2015.
•	The increase in borrowings under the Credit Agreement to finance a portion of the Eagle Ford acquisition, and the related adjustments to interest expense.
•	Issuance of Class A Preferred Units to finance a portion of the Eagle Ford acquisition, and the related adjustments to preferred paid-in-kind distributions.

•	Issuance of common units to finance a portion of the Eagle Ford acquisition and the related effect on net income (loss) per common unit (in thousands, except per unit amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$36,219	$43,534	$77,341	$115,449
Net income (loss) attributable to common unitholders	$1,109	$5,522	$(112,483)	$633
Net income (loss) per unit prior to conversion
Class A units - Basic and diluted(1)	$—	$6.40	$(23.83)	$7.13
Class B units - Basic(1)	$—	$5.43	$(18.95)	$10.56
Class B units - Diluted(1)	$—	$0.80	$(18.95)	$1.88
Net income (loss) per unit after conversion
Common units - Basic(1)	$3.38	$—	$(8.74)	$—
Common units - Diluted(1)	$0.60	$—	$(8.74)	$—

(1)	Amounts adjusted for 1-for-10 reverse split completed August 3, 2015. See Note 13.

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Partnership would have reported had the Western Catarina Midstream and Eagle Ford acquisitions and related financings been completed as of the date set forth in this unaudited pro forma combined financial information and should not be taken as indicative of the Partnership’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

Post-Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015, for the Eagle Ford acquisition are shown in the table that follows.  Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

	Three	Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2015
Revenues	$2,390	$5,718
Excess of revenues over direct operating expenses	$1,439	$3,742

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Fair Value Measurements at September 30, 2015
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	September 30, 2015
Derivative assets	$—	$27,908	$—	$—	$27,908
Total net assets	$—	$27,908	$—	$—	$27,908

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements at December 31, 2014
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	December 31, 2014
Derivative assets	$—	$22,919	$—	$(90)	$22,829
Derivative liabilities	—	(90)	—	90	—
Total net assets	$—	$22,829	$—	$—	$22,829

As of September 30, 2015 and December 31, 2014, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate.  We did not have any interest rate derivatives as of September 30, 2015. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

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

As of September 30, 2015, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the Quarter Ended (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2015							109,582	$75.64	109,582	$75.64
2016	121,005	$73.53	113,226	$73.77	106,483	$73.95	100,525	$74.10	441,239	$73.82
2017	57,953	$64.80	54,554	$64.80	51,570	$64.80	48,926	$64.80	213,003	$64.80
2018	56,798	$65.40	54,197	$65.40	51,851	$65.40	49,709	$65.40	212,555	$65.40
2019	52,760	$65.65	50,784	$65.65	48,960	$65.65	47,264	$65.65	199,768	$65.65
									1,176,147

Fixed Price Swaps—NYMEX (Henry Hub)

	For the Quarter Ended (in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2015							1,118,334	$4.17	1,118,334	$4.17
2016	1,098,689	$4.13	1,048,146	$4.14	998,394	$4.14	963,327	$4.14	4,108,556	$4.14
2017	80,563	$3.52	75,829	$3.52	71,672	$3.52	67,984	$3.52	296,048	$3.52
2018	79,042	$3.58	75,404	$3.58	72,115	$3.58	69,122	$3.58	295,683	$3.58
2019	73,432	$3.62	70,648	$3.62	68,088	$3.62	65,720	$3.62	277,888	$3.62
									6,096,509

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the nine months ended September 30, 2015 and the year ended December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Beginning fair value of commodity derivatives	$22,829	$10,601
Net gains on crude oil derivatives	15,321	13,983
Net gains on natural gas derivatives	4,343	5,871
Net settlements on derivative contracts:
Crude oil	(9,532)	69
Natural gas	(5,053)	(7,695)
Ending fair value of commodity derivatives	$27,908	$22,829

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Amount of Gain/(Loss) in Income
	Location of Gain/(Loss)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Type	in Income	2015	2014	2015	2014

Commodity – Mark-to-Market	Oil sales	$14,970	$4,904	$12,058	$(98)
Commodity – Mark-to-Market	Natural gas sales	2,352	2,767	4,200	(1,036)
		$17,322	$7,671	$16,258	$(1,134)

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with four counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of September 30, 2015 and December 31, 2014, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Hedges Novated in the Eagle Ford Acquisition

As a part of the Eagle Ford acquisition, we received by novation from the seller certain hedges covering approximately 95%,  90%,  85%,  85% and 80% of estimated 2015, 2016, 2017, 2018 and 2019 oil and natural gas production from the acquired assets, respectively.  The counterparty for the hedges is a lender in the Partnership’s Credit Agreement. The Partnership is responsible for all future periodic settlements of these transactions.  As of September 30, 2015, the fair value of the hedges assumed resulted in a $10.4 million asset in our condensed consolidated balance sheet.

6. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Oil and natural gas properties and related equipment (successful efforts method)
Property costs
Proved property	$730,678	$649,432
Unproved property	1,587	1,560
Land	501	501
Total property costs	732,766	651,493
Materials and supplies	1,056	1,056
Total	733,822	652,549
Less: Accumulated depreciation, depletion, amortization and impairments	(610,279)	(517,239)
Oil and natural gas properties and equipment, net	$123,543	$135,310

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

For the three and nine months ended September 30, 2015, we recorded non-cash charges of $0.9 million and $84.7 million, respectively, to impair the value of our Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties acquired prior to the Eagle Ford acquisition.  For the nine months ended September 30, 2014, we recorded non-cash impairment charges of $0.2 million to impair the value of our oil and natural gas fields in Texas and Louisiana, with an immaterial amount being recorded during the three months ended September 30, 2014. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement.

Exploration and Dry Hole Costs

Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties. We recorded no exploration and dry hole costs for the nine months ended September 30, 2015 and 2014.

7. LONG-TERM DEBT

Credit Agreement

On March 31, 2015, the Partnership, as borrower, entered into a Third Amended and Restated Credit Agreement with Royal Bank of Canada, as administrative agent and collateral agent and the lenders party thereto, providing for a reserve-based credit facility with a borrowing base of $110 million, a maximum commitment of $500 million and a maturity date of March 31, 2020 (the “Credit Agreement”).  The Partnership used $106.0 million in borrowings under the Credit Agreement on March 31, 2015 to finance the Eagle Ford acquisition, in part, and to repay $42.5 million due under the Second Amended and Restated Credit Agreement, with Societe Generale as administrative and collateral agent and a syndicate of five lenders, which had a maximum commitment of $350 million and a borrowing base of $70.0 million immediately prior to its retirement.

Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that the Partnership and certain of its subsidiaries own as well as various security and pledge agreements among the Partnership and certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for the Partnership’s oil and natural gas properties. Borrowings under the Credit Agreement are available for acquisition, exploration, operation, maintenance and development of oil and natural gas properties, payment of expenses incurred in connection with the Credit Agreement, working capital and general business purposes. The Credit Agreement has a sub-limit of $15 million which may be used for the issuance of letters of credit. The borrowing base as of September 30, 2015 was $110 million, of which we had $106 million outstanding. The borrowing base is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.

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

The Credit Agreement contains various covenants that limit, among other things, the Partnership’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of the Partnership’s assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions. Furthermore, the Credit Agreement contains financial covenants that require the Partnership to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 at all times and (ii) total net debt to consolidated Adjusted EBITDA for the last twelve months of not greater than 4.5 to 1.0 as of the last day of any fiscal quarter.

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

The Credit Agreement limits the Partnership’s ability to pay distributions to unitholders. The Partnership has the ability to pay distributions to unitholders from available cash, including cash from borrowings under the Credit Agreement, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the Credit Agreement exceed 90% of the borrowing base determined with respect to the Partnership’s oil and natural gas properties, after giving effect to the proposed distribution. The Partnership’s available cash is reduced by any cash reserves established by the board of directors of the General Partner for the proper conduct of the Partnership’s business and the payment of fees and expenses.

The Credit Agreement permits us to hedge our projected monthly production from oil and natural gas properties, provided that (a) for the immediately ensuing twenty four-month period, the volumes of production hedged in any month may not exceed our projected monthly production from proved developed and producing reserves (or 90% of our projected monthly production from proved reserves, if greater); (b) for the immediately following twenty-four month period, volumes of production hedged in any month may not exceed

90% of our projected monthly production from proved developed and producing reserves (or 85% of our projected monthly production from proved reserves, if greater); (c) for the immediately following twelve month period, volumes of production hedged in any month may not exceed 85% our projected monthly production from proved developed and producing reserves (or 80% of our projected monthly production from proved reserves, if greater); and (d) no hedges may have a tenor beyond five years.  The Credit Agreement also permits us to hedge the interest rate on up to 75% of the then-outstanding principal amounts of our indebtedness for borrowed money.

On October 14, 2015, in conjunction with the closing of the Western Catarina Midstream acquisition, the Partnership entered into the Joinder, Assignment and Second Amendment to the Credit Agreement with a syndicate of nine lenders (the “Amended Credit Agreement”).  Pursuant to the amendment, the borrowing base under the Credit Facility increased from $110 million to $200 million, excluding the value of the Partnership’s Oklahoma and Kansas assets.  Debt outstanding as of the date of the amendments was unchanged at $106 million.  As a result of the amendment, which resulted in lower utilization of the borrowing base, the interest rate paid by the Partnership on the debt outstanding decreased by 0.50%.

The borrowing base under the Amended Credit Agreement is re-determined semi-annually in the second and fourth quarters of the year with respect to our oil and gas properties and quarterly with respect to our midstream properties based on, among other things, reserve reports as prepared by petroleum engineers, prevailing oil and natural gas prices, and our operating results.  The borrowing base may be re-determined at our request more frequently and by the lenders, at any time, in their sole discretion.  The next regularly scheduled borrowing base redetermination is expected to occur in the second quarter 2016.

The Amended Credit Agreement contains various covenants that limit, among other things, the Partnership’s ability and certain of its subsidiaries’ ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of the Partnership’s assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions.  In addition, the Partnership is required to maintain the following financial covenants: (i) current assets to current liabilities of at least 1.0 to 1.0 at all times; (ii) senior secured net debt to consolidated Adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 4.5 to 1.0 if the Adjusted EBITDA of the Partnership’s midstream operations equals or exceeds one-third of total Adjusted EBITDA or 4.0 to 1.0 if the Adjusted EBITDA of the Partnership’s midstream operations is less than one-third of total Adjusted EBITDA; and (iii) minimum interest coverage ratio of at least 2.5 to 1.0 if the Adjusted EBITDA of the Partnership’s midstream operations is greater than one-third of the Partnership’s total Adjusted EBITDA.

The Partnership has the ability to pay distributions to unitholders from available cash, including cash from borrowings under the Amended Credit Agreement, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the Amended Credit Agreement exceed 90% of the borrowing base attributable to the Partnership’s oil and gas properties, after giving effect to the proposed distribution. The Partnership’s available cash is reduced by any cash reserves established by the board of directors of the General Partner for the proper conduct of the Partnership’s business and the payment of fees and expenses.

We monitor compliance with the covenants of the Credit Agreement on an ongoing basis.  As of September 30, 2015, the Partnership's ratio of total net debt to Adjusted EBITDA, calculated in accordance with the terms of the Credit Agreement in effect as of September 30, 2015, exceeded 4.5 to 1.0.  However, as a result of the Amended Credit Agreement, we are not required to provide a compliance certificate for the quarter ended September 30, 2015 as part of the normal quarterly compliance materials submitted to our lenders.  As a result, the Partnership was deemed to be in compliance with its covenants as of September 30, 2015 and currently forecasts that its ratio of total net debt to Adjusted EBITDA will not exceed 4.5 to 1.0 for the next twelve months.

Debt Issuance Costs

As of September 30, 2015, our unamortized debt issuance costs were $1.6 million. These costs are amortized to interest expense in our consolidated statement of operations over the life of our Credit Agreement.  At December 31, 2014, our unamortized debt issuance costs were $0.7 million.

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

The changes in the ARO for the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Asset retirement obligation, beginning balance	$17,031	$9,513
Liabilities added from acquisitions	877	80
Liabilities added from drilling	—	59
Sold	(59)	—
Revisions to cost estimates	—	6,780
Settlements	(38)	(5)
Accretion expense	782	604
Asset retirement obligation, ending balance	$18,593	$17,031

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. As of September 30, 2015 and December 31, 2014, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.

9. COMMITMENTS AND CONTINGENCIES

We did not have any material commitments and contingencies as of September 30, 2015.

10. RELATED PARTY TRANSACTIONS

Unit Ownership

As of September 30, 2015, a subsidiary of SN owned 105,263 common units, or 3.3% of our common units.  As a result of the Western Catarina Midstream acquisition in October 2015, we repurchased all of the common units previously held by a subsidiary of SN.

Sanchez-Related Agreements

The Partnership and the Manager are parties to the Services Agreement pursuant to which the Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.  Compensation for services provided under the Services Agreement consists of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) a $1,000,000 administrative fee, which was paid during 2014, (iii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iv) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, will be paid in cash unless the Manager elects for such fee to be paid in our equity.

The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both the Manager and the Company provide notice to terminate the agreement.  During the nine months ended September 30, 2015, we paid $5.3 million to the Manager under the Services Agreement.

Additionally, as of September 30, 2015 and December 31, 2014, the Partnership had a net receivable from related parties of $0.7 million and $1.0 million, respectively, which are included in “Accounts receivable – related entities” in the condensed consolidated balance sheets. The net receivables as of September 30, 2015 and December 31, 2014 consist primarily of revenues receivable from oil and natural gas production, offset by costs associated with that production and obligations for general and administrative costs.

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

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2014	10,082	$31.10
Granted	137,257	17.07
Vested	(87,872)	18.68
Returned/Cancelled	(33,826)	17.33
Outstanding at September 30, 2015	25,641	$16.50

During the nine months ended September 30, 2015, the Partnership issued 346,925 restricted common units (34,693 restricted common units after adjusting for reverse unit split) pursuant to the LTIP to the directors of the Partnership’s general partner that vested immediately on the date of the grant.  The unit based compensation expense for the awards  were based on their grant date fair values.  In March 2015, officers were granted a total of 1,025,641 restricted common units (102,564 restricted common units after adjusting for the reverse unit split) that were due upon request, of which 769,231 restricted common units (76,923 restricted common units after adjusting for reverse unit split) were vested and delivered at the request of the officers, net of 322,692 restricted common units (32,269 restricted common units after adjusting for reverse unit split) that were returned to the plan for settlement of taxes associated with the vesting.

The remaining unvested units as of September 30, 2015 belong to one employee of a subsidiary of the Partnership and are due upon request.  As such, we have accelerated the recognition of the expense associated with these awards into the nine months ended September 30, 2015.

12. DISTRIBUTIONS TO UNITHOLDERS

Beginning in June 2009, we suspended our quarterly distributions to unitholders. For each of the quarterly periods since June 2009, we were restricted from paying distributions to unitholders as we had no available cash (taking into account the cash reserves set by our board for the proper conduct of our business) from which to pay distributions.

13. MEMBERS’ EQUITY/PARTNERS’ CAPITAL

Outstanding Units

As of September 30, 2015, we had 11,130,855 Class A Preferred Units outstanding and 3,149,693 common units outstanding, which included 25,641 unvested restricted common units issued under the LTIP.

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

Common Unit Issuances

On August 3, 2015, the Partnership effected a 1-for-10 reverse split on its common units, pursuant to which common unitholders received one common unit for every ten common units held at the close of trading on August 3, 2015. All fractional units created by the reverse split were rounded to the nearest whole unit.  Each unitholder received at least one unit. Post-split units of the Partnership began trading on August 4, 2015. Immediately prior to the reverse unit split, there were 31,495,506 common units of the Partnership issued and outstanding, with a per unit closing trading price on the NYSE MKT on August 3, 2015 of $1.55.  Immediately after the reverse unit split, the number of issued and outstanding common units of the Partnership decreased to 3,149,551, not inclusive of shares required by DTCC due to the rounding up of fractional shares at the beneficial level, and the per unit opening trading price on the NYSE MKT.

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

Additionally, on April 15, 2015, the Partnership entered into a Class A Preferred Unit Purchase Agreement (the “April Preferred Unit Purchase Agreement”) with the purchasers named on Schedule A thereto (collectively, the “April Purchasers”), pursuant to which the Partnership sold, and the April Purchasers purchased, 234,375 of the Partnership’s Class A Preferred Units in a privately negotiated transaction for an aggregate cash purchase price of $1.60 per Class A Preferred Unit resulting in gross proceeds to the Partnership of $375,000.  The Partnership used the proceeds for general working capital purposes.

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

On August 10, 2015, the board of directors of our general partner declared a distribution to holders of Class A Preferred Units as of August 14, 2015 to be paid in kind for the three months ended June 30, 2015. This distribution to the holders was made on August 31, 2015.

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

Our general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.

The following table presents the weighted average basic and diluted units outstanding for the periods indicated:

			Three Months Ended	Three Months Ended
	March 6 - September 30	January 1 - March 6	September 30,	September 30,
	2015	2015	2015	2014
Class A units - Basic	—	484,505	—	484,505
Class B Common units - Basic	—	28,791,626	—	28,552,568
Common units - Basic	31,036,075	—	31,240,038	—
Weighted Average basic units prior to reverse split	31,036,075	29,276,131	31,240,038	29,037,073
Adjustment for reverse split	(27,932,467)	(26,348,518)	(28,116,034)	(26,133,366)
Weighted Average basic units after reverse split	3,103,608	2,927,613	3,124,004	2,903,707

Class A units - Diluted	—	484,505	—	484,505
Class B Common units - Diluted	—	28,791,626	—	28,660,878
Common units - Diluted	31,036,075	—	140,748,557	—
Weighted Average diluted units prior to reverse split	31,036,075	29,276,131	140,748,557	29,145,383
Adjustment for reverse split	(27,932,467)	(26,348,518)	(126,673,701)	(26,230,846)
Weighted Average diluted units after reverse split	3,103,608	2,927,613	14,074,856	2,914,537

At September 30, 2015, we had 25,641 common units that were restricted unvested common units granted and outstanding.  No losses were allocated to participating restricted unvested units because such securities do not have a contractual obligation to share in the Partnership’s losses.

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

The following table presents our basic and diluted loss per unit for the period from March 6, 2015 through September 30, 2015 (the period after conversion to a limited partnership) (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net loss attributable to common unitholders to be allocated March 6 - September 30	$(92,578)	$(92,578)

Basic and diluted loss per unit prior to reverse split		$(2.98)
Basic and diluted loss per unit after reverse split		$(29.83)

Net loss per unit increased significantly for the period from March 6, 2015 through September 30, 2015 as compared to the period from January 1, 2015 through March 5, 2015 as it included non-cash impairment charges of $84.7 million. There was no impairment charge recorded for the period from January 1, 2015 through March 5, 2015.

The following table presents our basic and diluted income per unit for the three months ended September 30, 2014 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Assumed net income to be allocated	$5,655	$113	$5,542

Basic and diluted income per unit prior to reverse split		$0.23	$0.19
Basic and diluted income per unit after reverse split		$2.33	$1.93

The following table presents our basic and diluted loss per unit for the nine months ended September 30, 2014 (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Assumed net loss to be allocated	$(2,295)	$(46)	$(2,249)

Basic and diluted loss per unit prior to reverse split		$(0.05)	$(0.08)
Basic and diluted loss per unit after reverse split		$(0.54)	$(0.79)

14. SUBSEQUENT EVENTS

On October 14, 2015, we completed the Western Catarina Midstream acquisition for a purchase price of $345.8 million, subject to normal and customary closing adjustments.  The purchase price was funded at closing with net proceeds from the sale of Class B Preferred Units to Stonepeak, a private equity firm that focuses on the infrastructure space, and available cash. In connection with the issuance of the Class B Preferred Units, Stonepeak has received two seats on the board of directors of SPP’s general partner and has appointed Luke Taylor and Jack Howell, each an employee of Stonepeak, to fill those seats. Additionally, as a result of the Western Catarina Midstream acquisition, we repurchased all of the common units previously held by a subsidiary of SN.

On October 14, 2015, in conjunction with the closing of the Western Catarina Midstream acquisition, the Partnership entered into the Amended Credit Agreement.  Pursuant to the amendment, the borrowing base under the Credit Facility increased from $110 million to $200 million, excluding the value of the Partnership’s Oklahoma and Kansas assets.  Debt outstanding as of the date of the amendments was unchanged at $106 million.  As a result of the amendment, which resulted in lower utilization of the borrowing base, the interest rate paid by the Partnership on the debt outstanding decreased by 0.50%. See further discussion in Note 7, “Long-Term Debt.”

On November 10, 2015, the board of directors of our general partner declared a distribution to holders of Class A Preferred Units as of November 16, 2015 to be paid in kind and distributed to the holders on November 30, 2015.

On November 10, 2015, the board of directors of our general partner declared a distribution of $0.40 per unit to holders of common units as of November 16, 2015 to be paid on November 30, 2015.

On November 10, 2015, the board of directors of the Partnership’s general partner approved a $10 million common unit repurchase plan (the “Unit Repurchase Plan”). The repurchases will be funded from cash on hand or available borrowings. The Unit Repurchase Plan may be suspended or discontinued at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in our most recent Annual Report on Form 10-K.

Overview

Sanchez Production Partners LP, a Delaware limited partnership (“SPP”, “we”, “us”, “our” or the “Partnership”), is a publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy production assets.  We have entered into a shared services agreement (the “Services Agreement”) with the sole member of our general partner (the “Manager”) pursuant to which the Manager provides services that the we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.  Our common units are currently listed on the NYSE MKT under the symbol “SPP.”

Historically, our operations have consisted of the exploration and production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“SN”) and entered into a 15-year gathering and processing agreement with SN.  We have also commenced a process to sell our oil and gas properties in the Mid-Continent region.

As a result of the acquisition of midstream assets from SN and the proposed disposition of our oil and gas properties located in the Mid-Continent region, our historical financial statements (including those in this Form 10-Q) will differ substantially from our future financial statements beginning with the quarter ending December 31, 2015 principally because a significant portion of our revenues will come from the long-term, fee-based gathering and processing agreement with SN rather than from oil and natural gas production.

Our primary business objective is to create long-term value and to generate stable cash flows that allow us to make and grow distributions over time.  We plan to achieve our objective by executing our business strategy, which is to:

•	Conduct a sales process to evaluate and pursue the possible divestiture of our Mid-Continent assets in 2015;
•	Align our asset base, interests and operations with our sponsor, Sanchez Oil & Gas Corporation;
•	Grow our business by acquiring cash producing assets involved in production, gathering and processing activities with minimal maintenance capital requirements and low overhead; and
•	Reduce the volatility in our cash flows resulting from changes in oil and natural gas commodity prices and interest rates through efficient hedging programs.

Unless the context requires otherwise, any reference in this Quarterly Report on Form 10-Q to “Sanchez Production Partners,” “we,” “our,” “us,” “SPP,” or the “Partnership” means Sanchez Production Partners LP and its subsidiaries, while references to the “Company” are to Sanchez Production Partners LLC.

How We Evaluate our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on the gathering system upon acquiring those assets;
•	our operating expenses; and
•	our Adjusted EBITDA.

Throughput Volumes

Upon acquisition of the midstream assets from SN, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within the dedicated areas in order to maintain or increase throughput volumes on the gathering system. Our success in connecting additional wells is impacted by successful drilling activity by SN on the acreage dedicated to the gathering system, our ability to secure volumes from SN from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure.

Operating Expenses

Our management seeks to maximize the Adjusted EBITDA in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (which lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and gas production or the throughput volumes on the gathering system but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

    We define Adjusted EBITDA as net income (loss) adjusted by:

•	interest (income) expense, net which includes:
•	interest expense
•	interest expense net (gain) loss on interest rate derivative contracts
•	interest (income)
•	income tax expense (benefit);
•	depreciation, depletion and amortization;
•	asset impairments;
•	accretion expense;
•	(gain) loss on sale of assets;
•	(gain) loss from equity investment;
•	unit-based compensation programs; and
•	(gain) loss on mark-to-market activities.

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA is net income and net cash provided by operating activities. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. Adjusted EBITDA should be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable U.S. GAAP performance measure, for each of the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$7,795	$5,655	$(92,532)	$(2,295)
Adjusted by:
Interest expense, net	672	511	2,440	1,569
Income tax expense	3	—	3	—
Depreciation, depletion and amortization	2,851	4,836	9,050	13,206
Asset impairments	937	43	84,664	237
Accretion expense	265	151	782	451
(Gain) loss on sale of assets	2	—	(111)	(23)
Unit-based compensation programs	75	86	2,463	1,216
(Gain) loss on mark-to-market activities	(12,305)	(5,594)	(1,671)	5,318
Adjusted EBITDA	$295	$5,688	$5,088	$19,679

Significant Operational Factors

•

Production. Our production for the nine months ended September 30,  2015, was 1,093 MBOE, or an average of 4,002 BOE per day, compared with approximately 1,135 MBOE, or an average of 4,157 BOE per day, for the nine months ended September 30, 2014.

•

Capital Expenditures.  For the nine months ended September 30, 2015, we incurred approximately $84.2 million in capital expenditures, consisting of $83.4 million for the purchase of oil and natural gas properties in the Palmetto Field in Gonzales County, Texas (the “Eagle Ford properties” and such acquisition, the “Eagle Ford acquisition”), $1.3 million in development expenditures focused on properties in Texas and Louisiana and oil completions in the Cherokee Basin, offset primarily by proceeds from the sale of assets.    These expenditures were funded with cash on hand, borrowings under our Credit Agreement and the issuance of common units as part of our consideration given in the Eagle Ford acquisition.

•

Hedging Activities. All of our commodity derivatives are accounted for as mark-to-market activities. For the nine months ended September 30, 2015, the non-cash mark-to-market gain for our commodity derivatives was approximately $1.7 million, compared to a loss of $5.3 million for the same period in 2014.

 Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The following table sets forth the selected financial and operating data for the periods indicated (dollars in thousands):

	For the Three Months Ended
	September 30,		Variance
	2015	2014
Revenues:
Natural gas sales at market price	$2,988	$5,590	$(2,602)	(47)%
Natural gas hedge settlements	1,636	2,485	(849)	(34)%
Natural gas mark-to-market activities	716	282	434	154%
Natural gas total	5,340	8,357	(3,017)	(36)%
Oil sales	4,531	6,498	(1,967)	(30)%
Oil hedge settlements	3,381	(408)	3,789	*
Oil mark-to-market activities	11,589	5,312	6,277	118%
Oil total	19,501	11,402	8,099	71%
Natural gas liquids sales	394	841	(447)	(53)%
Miscellaneous income	390	796	(406)	(51)%
Total revenues	25,625	21,396	4,229	20%
Operating expenses:
Lease operating expenses	5,194	5,296	(102)	(2)%
Cost of sales	139	404	(265)	(66)%
Production taxes	443	796	(353)	(44)%
General and administrative	7,376	3,780	3,596	95%
Loss on sale of assets	2	—	2	*
Depreciation, depletion and amortization	2,851	4,836	(1,985)	(41)%
Asset impairments	937	43	894	*
Accretion expenses	265	151	114	75%
Total operating expenses	17,207	15,306	1,901	12%
Other expenses (income):
Interest expense	672	511	161	32%
Other expense (income)	(52)	(76)	24	(32)%
Total other expenses	620	435	185	43%
Total expenses	17,827	15,741	2,086	13%
Income before income taxes	7,798	5,655	2,143	38%
Income tax expense	3	—	3	*
Net income	$7,795	$5,655	$2,140	38%

*      Not Meaningful

	For the Three Months Ended
	September 30,		Variance
	2015	2014

Net production:
Natural gas production (MMcf)	1,481	1,671	(190)	(11)%
Oil production (MBbl)	94	62	32	52%
Natural gas liquids production (MBbl)	27	39	(12)	(31)%
Total production (BOE)	367	380	(13)	(3)%
Average daily production (BOE/d)	3,991	4,129	(138)	(3)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$3.12	$4.83	$(1.71)	(35)%
Natural gas price per Mcf without hedge settlements	$2.02	$3.35	$(1.33)	(40)%
Oil price per Bbl with hedge settlements	$84.56	$98.06	$(13.50)	(14)%
Oil price per Bbl without hedge settlements	$48.43	$104.63	$(56.20)	(54)%
Liquid price per Bbl without hedge settlements	$14.73	$21.40	$(6.67)	(31)%
Total price per BOE with hedge settlements	$35.21	$39.50	$(4.29)	(11)%
Total price per BOE without hedge settlements	$21.55	$34.03	$(12.48)	(37)%
Average unit costs per BOE:
Field operating expenses(a)	$15.35	$16.04	$(0.69)	(4)%
Lease operating expenses	$14.15	$13.94	$0.21	1%
Production taxes	$1.21	$2.10	$(0.89)	(42)%
General and administrative expenses	$20.09	$9.95	$10.14	102%
General and administrative expenses without unit-based compensation	$19.88	$9.72	$10.16	104%
Depreciation, depletion and amortization	$7.76	$12.73	$(4.97)	(39)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the three months ended September 30, 2015, 26% of our production was oil, 7% was NGLs and 67%  was natural gas as compared to the three months ended September 30, 2014, where 17% of our production was oil, 10% was NGLs and 73% was natural gas. The amount of oil as a percentage of total production has increased during the three months ended September 30, 2015 due to the addition of production from the Eagle Ford properties acquired on March 31, 2015, which are significantly more weighted towards oil than our previous asset base. We expect this product mix to remain relatively consistent for the remainder of 2015.

Oil, NGL and natural gas sales. Unhedged oil sales decreased $2.0 million, or 30%, to $4.5 million for the three months ended September 30, 2015, compared to $6.5 million for the same period in 2014. NGL sales decreased $0.4 million, or 53%, to $0.4 million for the three months ended September 30,  2015, compared to $0.8 million for the same period in 2014. Unhedged natural gas sales decreased $2.6 million, or 47%, to $3.0 million for the three months ended September 30, 2015, compared to $5.6 million for the same period in 2014.

Including hedges and mark-to-market activities, our total revenue increased  $4.2 million compared to the same period in 2014.  This increase was the result of a $6.7 million increase in gains on mark-to-market activities, a  $2.4 million increase related to higher sales volumes and a $2.9 million increase in settlements on our commodity derivatives, offset by a  $7.4 million decrease attributable to lower market prices for all products. The remainder of the change between periods is related to a decrease of $0.4 million in miscellaneous income.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 (dollars in thousands):

	Q3 2015	Q3 2014	Production	Q3 2014	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	1,481	1,671	(190)	$3.35	$(635)
Oil (MBbl)	94	62	32	$104.63	$3,292
Natural gas liquids (MBbl)	27	39	(12)	$21.40	$(269)
Total oil equivalent (BOE)	367	380	(13)	$34.03	$2,388

	Q3 2015	Q3 2014			Revenue
	Average	Average	Average Sales	Q3 2015	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$2.02	$3.35	$(1.33)	1,481	$(1,967)
Oil (MBbl)	$48.43	$104.63	$(56.20)	94	$(5,259)
Natural gas liquids (MBbl)	$14.73	$21.40	$(6.67)	27	$(178)
Total oil equivalent (BOE)	$21.55	$34.03	$(12.48)	367	$(7,404)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended September  30, 2015 by $0.8 million.

 Hedging activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and gas revenues.  For the three months ended September  30, 2015, the non-cash mark-to-market gain was $12.3 million, compared to a gain of $5.6 million for the same period in 2014. The 2015 and 2014 non-cash gains were the result of the impact of higher future expected oil and natural gas prices on these derivative transactions. Cash settlements, including settlements receivable, for our commodity derivatives were $5.0 million for the three months ended September  30, 2015, compared to $2.1 million for the three months ended September  30, 2014.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased  $0.1 million, or 2%, to $5.2 million for the three months ended September 30, 2015, compared to $5.3 million for the same period in 2014.

For the three months ended September  30, 2015, per unit lease operating expenses were $14.15 per BOE compared to $13.94 per BOE for the same period in 2014. This increase is due to decreased production volumes combined with a consistent amount of lease operating expenses between the periods.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses increased $3.6 million, or 95%, to $7.4 million for the three months ended September 30, 2015, compared to $3.8 million for the same period in 2014. Our general and administrative expenses were higher in 2015 due to a $2.2 million increase in salaries and wages, $0.8 million in fees incurred for acquisitions, and $0.5 million in asset management fees paid to the Manager during the three months ended September 30, 2015 as compared to the same period in 2014.  The remaining increase of $0.1 million is de minimis.

Our general and administrative expenses were $20.09 per BOE for the three months ended September 30, 2015, compared to $9.95 per BOE for the same period in 2014.  Excluding unit-based compensation, our general and administrative costs were $19.88 per BOE for the three months ended September 30, 2015, compared to $9.72 per BOE for the same period in 2014.  These increases resulted from the increased costs noted above as well as the decreased production between the periods.

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

Our depreciation, depletion and amortization expense for the three months ended September  30,  2015 was $2.8 million, or $7.76 per BOE, compared to $4.8 million, or $12.73 per BOE, for the same period in 2014. This overall decrease is the result of lower property values due to non-cash impairment charges previously recorded as well as increases to total proved reserves between the periods impacting the depletion rate.  The overall expense decrease, combined with the decreased production between periods, resulted in the decrease in the per BOE expense. Our non-oil and gas properties are depreciated using the straight-line basis.

Impairment expense. For the three months ended September  30, 2015, we recorded non-cash charges of $0.9 million to impair the value of our oil and natural gas fields located in the Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties.  During the same period in 2014, our non-cash impairment charges were less than $0.1 million to impair the value of our oil and natural gas fields in Texas and Louisiana.  The impairment expense recorded during the three months ended September 30, 2015 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Interest expense. Interest expense for the three months ended September  30,  2015 increased $0.2 million, or 32%, to $0.7 million, compared to $0.5 million for the same period in 2014. This increase was due to the increase in borrowings under our Credit Agreement to finance a portion of the Eagle Ford acquisition on March 31, 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table sets forth the selected financial and operating data for the periods indicated (dollars in thousands):

	For the Nine Months Ended
	September 30,		Variance
	2015	2014
Revenues:
Natural gas sales at market price	$9,825	$20,359	$(10,534)	(52)%
Natural gas hedge settlements	5,054	5,088	(34)	(1)%
Natural gas mark-to-market activities	(854)	(6,124)	5,270	(86)%
Natural gas total	14,025	19,323	(5,298)	(27)%
Oil sales	13,046	21,882	(8,836)	(40)%
Oil hedge settlements	9,533	(904)	10,437	*
Oil mark-to-market activities	2,525	806	1,719	213%
Oil total	25,104	21,784	3,320	15%
Natural gas liquids sales	1,280	1,690	(410)	(24)%
Miscellaneous income	1,921	2,429	(508)	(21)%
Total revenues	42,330	45,226	(2,896)	(6)%
Operating expenses:
Lease operating expenses	15,452	15,598	(146)	(1)%
Cost of sales	469	1,198	(729)	(61)%
Production taxes	1,396	2,563	(1,167)	(46)%
General and administrative	20,669	12,942	7,727	60%
Gain on sale of assets	(111)	(23)	(88)	*
Depreciation, depletion and amortization	9,050	13,206	(4,156)	(31)%
Asset impairments	84,664	237	84,427	*
Accretion expenses	782	451	331	73%
Total operating expenses	132,371	46,172	86,199	187%
Other expenses (income):
Interest expense	2,440	1,569	871	56%
Other (income) expense	48	(220)	268	(122)%
Total other expenses	2,488	1,349	1,139	84%
Total expenses	134,859	47,521	87,338	184%
Loss before income taxes	(92,529)	(2,295)	(90,234)	*
Income tax expense	3	—	3	*
Net loss	$(92,532)	$(2,295)	$(90,237)	*

*      Not Meaningful

	For the Nine Months Ended
	September 30,		Variance
	2015	2014

Net production:
Natural gas production (MMcf)	4,605	5,087	(482)	(9)%
Oil production (MBbl)	250	216	34	16%
Natural gas liquids production (MBbl)	75	71	4	6%
Total production (BOE)	1,093	1,135	(42)	(4)%
Average daily production (BOE/d)	4,002	4,157	(155)	(4)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$3.23	$5.00	$(1.77)	(35)%
Natural gas price per Mcf without hedge settlements	$2.13	$4.00	$(1.87)	(47)%
Oil price per Bbl with hedge settlements	$90.43	$97.01	$(6.58)	(7)%
Oil price per Bbl without hedge settlements	$52.25	$101.19	$(48.94)	(48)%
Liquid price per Bbl without hedge settlements	$17.03	$23.86	$(6.83)	(29)%
Total price per BOE with hedge settlements	$35.46	$42.40	$(6.94)	(16)%
Total price per BOE without hedge settlements	$22.11	$38.71	$(16.60)	(43)%
Average unit costs per BOE:
Field operating expenses(a)	$15.42	$16.00	$(0.58)	(4)%
Lease operating expenses	$14.14	$13.74	$0.40	3%
Production taxes	$1.28	$2.26	$(0.98)	(43)%
General and administrative expenses	$18.92	$11.40	$7.52	66%
General and administrative expenses without unit-based compensation	$16.67	$10.33	$6.34	61%
Depreciation, depletion and amortization	$8.28	$11.64	$(3.36)	(29)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production:  For the nine months ended September 30,  2015, 23% of our production was oil, 7% was NGLs and 70% was natural gas as compared to the nine months ended September 30, 2014, where 19% of our production was oil, 6% was NGLs and 75% was natural gas.  The amount of oil as a percentage of total production has increased during the nine months ended September 30, 2015 due to the addition of production from the Eagle Ford properties acquired on March 31, 2015, which are significantly more weighted towards oil than our previous asset base. We expect this product mix to remain relatively consistent for the remainder of 2015.

Oil, NGL and natural gas sales. Unhedged oil sales decreased $8.8 million, or 40%, to $13.1 million for the nine months ended September 30, 2015, compared to $21.9 million for the same period in 2014. NGL sales decreased $0.4 million, or 24%, to $1.3 million for the nine months ended September 30, 2015, compared to $1.7 million for the same period in 2014. Unhedged natural gas sales decreased approximately $10.5 million, or 52%, to $9.8 million for the nine months ended September 30, 2015, compared to $20.3 million for the same period in 2014.

Including hedges and mark-to-market activities, our total revenue decreased $2.9 million, compared to the same period in 2014.  This decrease was the result of a $21.3 million decrease attributable to lower market prices for all products offset by $1.5 million increase related to higher sales volumes, a $7.0 million increase in gains on mark-to-market activities and a $10.4 million increase in settlements on our commodity derivatives.  The remainder of the decrease is related to a decrease between the periods of $0.5 million in miscellaneous income.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 (dollars in thousands):

	YTD 2015	YTD 2014	Production	YTD 2014	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	4,605	5,087	(482)	$4.00	$(1,929)
Oil (MBbl)	250	216	34	$101.19	$3,385
Natural gas liquids (MBbl)	75	71	4	$23.86	$103
Total oil equivalent (BOE)	1,093	1,135	(42)	$38.71	$1,559

	YTD 2015	YTD 2014			Revenue
	Average	Average	Average Sales	YTD 2015	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$2.13	$4.00	$(1.87)	4,605	$(8,605)
Oil (MBbl)	$52.25	$101.19	$(48.94)	250	$(12,221)
Natural gas liquids (MBbl)	$17.03	$23.86	$(6.82)	75	$(513)
Total oil equivalent (BOE)	$22.11	$38.71	$(16.60)	1,093	$(21,339)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the nine months ended September 30, 2015 by $2.4 million.

 Hedging activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and gas revenues.  For the nine months ended September 30, 2015, the non-cash mark-to-market gains were  $1.7 million, compared to a loss of $5.3 million for the same period in 2014. Cash settlements, including settlements receivable, for our commodity derivatives were $14.6 million for the nine months ended September 30, 2015, compared to $4.2 million for the nine months ended September 30, 2014.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $0.1 million, or 1%, to $15.5 million for the nine months ended September 30, 2015, compared to $15.6 million for the same period in 2014.

On a per unit basis, lease operating expenses were $14.14 per BOE compared to $13.74 per BOE for the same period in 2014. This increase is due to relatively consistent expense as noted above with a decrease in production volumes between the periods.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses increased $7.7 million, or 60%, to $20.7 million for the nine months ended September 30, 2015, compared to $13.0 million for the same period in 2014. Our general and administrative expenses were higher in 2015 due to a $2.5 million increase in labor and incentive compensation costs relating to severance costs associated with the departure of our former Chief Executive Officer, a $2.2 million increase in salaries and wages , a $1.2 million increase in unit-based compensation, $1.2 million in fees incurred for acquisitions, and $1.0 million increase in legal and professional services, mostly resulting from the conversion to a limited partnership during 2015.  These increases were offset by a reduction in costs for the board of directors of our general partner of $0.4 million between the periods.

Our general and administrative expenses were $18.92 per BOE for the nine months ended September 30, 2015, compared to $11.40 per BOE for the same period in 2014.  Excluding unit-based compensation, our general and administrative costs were $16.67 per BOE for the nine months ended September 30, 2015, compared to $10.33 per BOE for the same period in 2014.

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

Our depreciation, depletion and amortization expense for the nine months ended September 30,  2015 was $9.0 million, or $8.28 per BOE, compared to $13.2 million, or $11.64 per BOE, for the same period in 2014. This overall decrease is the result of lower property values due to non-cash impairment charges previously recorded as well as increases to total proved reserves between the periods impacting the depletion rate. Our non-oil and gas properties are depreciated using the straight-line basis.

Impairment expense. For the nine months ended September 30, 2015, we recorded non-cash charges of $84.7 million to impair the value of our Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties.  During the same period in 2014 our non-cash impairment charges were approximately $0.2 million to impair the value of our oil and natural gas fields in Texas and Louisiana.  The impairment expense recorded during the nine months ended September 30, 2015 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Interest expense. Interest expense for the nine months ended September 30, 2015 increased $0.9 million, or 56%, to $2.5 million, compared to $1.6 million for the same period in 2014. This increase was due in part to the write off of debt issuance costs which resulted from the modification of our Credit Agreement in March 2015, and the removal of one of the banks from our lending syndicate. The remainder of the increase is the result of increased borrowings under our Credit Agreement to finance a portion of the Eagle Ford acquisition on March 31, 2015.

The interest rate on our outstanding debt was approximately 3.0% and 3.2% as of September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $9.0 million in cash and cash equivalents, $0.6 million in restricted cash, and $4 million available under the $110 million borrowing base of our Credit Agreement in effect on such date.

On October 14, 2015, in conjunction with the Western Catarina Midstream acquisition, the Partnership entered into the Joinder, Assignment and Second Amendment to the Credit Agreement with a syndicate of nine lenders (the “Amended Credit Agreement”).  Pursuant to the Amended Credit Agreement, the borrowing base under the credit facility increased from $110 million to $200 million, excluding the value of the Partnership’s Oklahoma and Kansas assets.  As a result, the amount available for borrowing under the Credit Agreement increased from $4 million to $94 million on October 14, 2015.

Our capital expenditures during the nine months ended September 30, 2015 were funded with cash on hand, borrowings under our Credit Agreement, a private placement of Class A Preferred Units and the issuance of common units as part of our consideration given in the Eagle Ford acquisition.  In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

We intend to distribute at least the quarterly distribution of $0.40 per unit ($1.60 per unit on an annualized basis) on all of our common units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses. We expect that our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations.  Our expansion capital expenditures will be funded by borrowings under our Credit Agreement or from potential capital market transactions.  However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

As previously disclosed, we have engaged a financial advisor related to the possible sale of our Oklahoma and Kansas assets. As a result of this proposed sale, we anticipate minimal drilling activities in the Mid-Continent region during the remainder of 2015, which will reduce our capital expenditures for 2015 and result in a continued decline of our production during the remainder of 2015.

Sources of Debt and Equity Financing

As of September 30, 2015, the borrowing base under our Credit Agreement was $110 million and we had $106 million of debt outstanding under the facility, leaving us with $4 million in unused borrowing capacity.  As of October 14, 2015, the borrowing base under our Amended Credit Agreement was set at $200 million and we had $106 million of debt outstanding under the facility, leaving us with $94 million in unused borrowing capacity. Our Credit Agreement matures on March 31, 2020.

In May 2015, we executed an at-the-market facility that allows us to sell up to $18.6 million of common units, with any proceeds from such sales to be used for general limited partnership purposes. As of September 30, 2015, we had sold 28,700 common units (2,870 common units after adjusting for reverse unit split) for total net proceeds of less than $0.1 million.  During 2015 we paid de minimis commissions to the sales agent in connection with the at-the-market facility.

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

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. As of September 30, 2015, each of the financial institutions with whom we have entered into derivative contracts had an investment grade credit rating. All of our derivatives are currently collateralized by the assets securing our Credit Agreement and, therefore, we are not currently required to post cash collateral in connection with our hedging activities.

 Net Cash Provided by Operations

We had net cash flows provided by operating activities for the nine months ended September 30, 2015 of $8.7 million, compared to net cash flow provided by operating activities of $12.7 million for the same period in 2014.  This decrease was primarily related to lower average commodity prices between the periods.

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

Net Cash Used in Investing Activities

We had net cash flows used in investing activities for the nine months ended September 30, 2015 of $82.2 million, which included $81.4 million provided as cash consideration paid in the Eagle Ford acquisition, as well as $0.3 million in development expenditures focused on oil completions in the Cherokee Basin and $1.0 million in development expenditures focused on properties in Texas and Louisiana, offset by $0.5 million in proceeds from the sale of assets during the period.

During the nine months ended September 30, 2014, our cash capital expenditures were $6.4 million, consisting of $1.4 million for the purchase of oil and natural gas properties in LaSalle Parish, Louisiana, $3.3 million in development expenditures focused on oil completions in the Cherokee Basin and $1.7 million in development expenditures focused on properties in Texas and Louisiana. We completed eight net wells and six net recompletions during the nine months ended September 30, 2014 and had no net well and net recompletion in progress at September 30, 2014.

Net Cash Provided by (Used in) Financing Activities

Net cash flows provided by financing activities was $78.2 million for the nine months ended September 30, 2015, compared to $1.8 million used in financing activities for the same period in 2014.  During the nine months ended September 30, 2015, we had borrowings under our Credit Agreement of $106.0 million, $42.5 million of which was paid to satisfy amounts due under the Second Amended and Restated Credit Agreement, which was refinanced on March 31, 2015.  We received $17.4 million from the private placement of Class A Preferred Units during the period, while incurring $0.8 million in offering expenses.  We also incurred $1.3 million in debt issuance costs associated with the modification of our Credit Agreement on March 31, 2015. We used $0.6 million to fund the cost of units tendered by employees for tax withholdings related to the vesting of units during the period.

Our net cash used by financing activities was $1.8 million for the nine months ended September 30, 2014.  We had borrowings under our Credit Agreement of $5.8 million for working capital purposes and repayments of $4.5 million.  We used $1.65 million to purchase the Class C and Class D interests from the owner thereof to settle litigation. We used $0.8 million for the payment of another litigation settlement of $6.5 million, which had been accrued at December 30, 2013, but was not paid until the second quarter of 2014. We used $0.4 million during the nine months ended September 30, 2014 to fund the cost of units tendered by employees for tax withholdings for unit-based compensation.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through September 30, 2015, we have not suffered any significant losses with our counterparties as a result of non-performance.

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

As of September 30, 2015, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 5, 2015. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 1 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Evaluation of Disclosure Controls and Procedures

The Interim Chief Executive Officer and the Chief Financial Officer of the general partner of SPP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2015 (the Evaluation Date). Based on such evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Interim Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were no changes in SPP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, SPP’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

We did not have any material legal proceedings as of September 30, 2015.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Current Reports on Form 8-K that were filed with the SEC on October 14, 2015 and March 6, 2015, with the exception of those described below. An investment in our common units involves various risks. When considering an investment in us, careful consideration should be given to the risk factors described in such Form 8-K. These risks and uncertainties are not the only ones facing us, and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in us.

Our common unitholders’ share of our income will be taxable to them even if they do not receive any cash distributions from us.

Common unitholders are required to pay U.S. federal income and other taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.  We did not make any cash distributions to our common unitholders with respect to the year ended December 31, 2014 or the first two quarters of 2015.

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by states and localities. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or if we were to become subject to a material amount of entity-level taxation for state or local tax purposes, then our cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations, we believe that we satisfy the qualifying income requirement and will continue to be treated as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate income tax rates, which is currently at a maximum marginal rate of 35%, and would likely pay state and local income tax at varying rates. Distributions to unitholders would generally be taxed as corporate distributions, and no income, gains, losses, deductions or credits would flow through to the unitholders. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders likely causing a substantial reduction in the value of our common units.  In addition, recently enacted legislation applicable to partnership tax years beginning after 2017 would permit the IRS to assess and collect taxes resulting from partnership-level audits directly from us in the year in which the audit is completed.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution and the target distributions may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our limited partner interests may be modified by administrative, legislative or judicial interpretation at any time. For example, the Department of the Treasury and IRS have issued proposed regulations that, if finalized in their current form, would restrict the types of natural resource activities that generate qualifying income for publicly traded partnerships. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the proposed regulations. However, the proposed regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Internal Revenue Code of 1986, as amended. In addition, from time to time the Obama Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would adversely affect publicly traded partnerships. One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could adversely affect an investment in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. The Department of the Treasury and the IRS recently adopted final Treasury regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted. Certain publicly traded partnerships, including us, may but are not required to apply the conventions provided by the Treasury regulations.  If the IRS were to challenge our proration method, our items of income, gain, loss and deduction could be reallocated among our unitholders.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the SEC that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our:

•	business strategy;
•	acquisition strategy;
•	financial strategy;
•	ability to make, maintain and grow distributions;
•	the ability of our customers to meet their drilling and development plans on a timely basis or at all and perform under gathering and processing agreements;
•	future operating results;
•	future capital expenditures; and
•	plans, objectives, expectations, forecasts, outlook and intentions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2015, in connection with the quarterly distribution for the Class A Preferred Units, the Partnership issued the following additional Class A preferred units (“PIK Class A Units”) to the holders of the Class A Preferred Units (in thousands, except unit amounts):

Period	PIK Class A Units	Implied Fair Value	Date of Distribution
July 1, 2015 - July 31, 2015	—	$—	—
August 1, 2015 - August 31, 2015	—	$—	—
September 1, 2015 - September 30, 2015 (1)	271,480	$969	August 31, 2015 (1)

 (1) Distribution was made with respect to the three months ended June 30, 2015.  The board of directors of the Partnership’s general partner authorized the issuance of 278,276 PIK Class A Units in November 2015 with respect to the three months ended September 30, 2015.

No proceeds were received as consideration for the issuance of the PIK Class A Units. The PIK Class A Units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.  The Partnership gave notice to the holders of the Class A Preferred Units that the Partnership will convert all outstanding Class A Preferred Units (including PIK

Class A Units) on March 31, 2016.  For additional information regarding the Class A Preferred Units, see Note 13, “Members’ Equity/Partners’ Capital” to unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following documents are filed as a part of this Quarterly Report on Form 10-Q:

1.Financial Statements:

Condensed Consolidated Statements of Operations– Sanchez Production Partners LP and subsidiaries for the three and nine months ended September 30, 2015 and September 30, 2014

Condensed Consolidated Balance Sheets – Sanchez Production Partners LP and subsidiaries at September 30, 2015 and December 31, 2014

Condensed Consolidated Statements of Cash Flows – Sanchez Production Partners LP and subsidiaries for the nine months ended September 30, 2015 and September 30, 2014

Condensed Consolidated Statements of Changes in Members’ Equity/Partners’ Capital – Sanchez Production Partners LP and subsidiaries for the year ended December 31, 2014 and the nine months ended September 30, 2015

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

SANCHEZ PRODUCTION PARTNERS LP (REGISTRANT) BY: Sanchez Production Partners GP LLC, its general partner

Date: November 13, 2015	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary