Form 10-Q
period 2016-03-31
Sanchez Production Partners LP
filed 2016-05-16
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Common units outstanding as of May 13, 2016: Approximately 4,279,517 units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Natural gas sales	$3,675	$6,574
Oil sales	5,343	4,964
Natural gas liquids sales	276	386
Gathering and transportation sales	13,875	—
Total revenues	23,169	11,924
Expenses:
Operating expenses:
Lease operating expenses	4,973	4,900
Transportation operating expenses	3,054	—
Cost of sales	130	205
Production taxes	221	370
General and administrative	5,719	7,555
Unit compensation expense	438	1,992
Gain on sale of assets	—	(59)
Depreciation, depletion and amortization	7,188	3,120
Asset impairments	1,309	82,865
Accretion expense	315	253
Total operating expenses	23,347	101,201
Other expense (income)
Interest expense	899	646
Gain on embedded derivatives	(6,294)	—
Other (income) expenses	(60)	63
Total other expenses	(5,455)	709
Total expenses	17,892	101,910
Net income (loss)	5,277	(89,986)
Less:
Preferred unit dividends	(8,750)	—
Preferred unit amortization	(7,266)	—
Net loss attributable to common unitholders	$(10,739)	$(89,986)
Loss per unit
Net loss per unit prior to conversion(1)
Class A units - Basic and diluted	$—	$(0.38)
Class B units - Basic and diluted	$—	$(0.31)
Weighted Average Units Outstanding prior to conversion(1)
Class A units - Basic and diluted	—	48,451
Class B units - Basic and diluted	—	2,879,163
Net income (loss) per unit after conversion(1)
Common units - Basic and diluted	$(3.91)	$29.76
Weighted Average Units Outstanding after conversion(1)
Common units - Basic and diluted	2,743,419	2,992,801

(1) Amounts adjusted for 1-for-10 reverse split completed August 3, 2015.  See Note 14.

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	March 31,	December 31,
ASSETS	2016	2015
	(Unaudited)
Current assets
Cash and cash equivalents	$5,936	$6,571
Restricted cash	—	600
Accounts receivable	1,911	2,461
Accounts receivable - related entities	1,931	1,515
Prepaid expenses	1,890	744
Fair value of derivative instruments	17,332	21,010
Total current assets	29,000	32,901
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	732,277	732,088
Gathering and transportation assets	147,566	147,479
Material and supplies	1,056	1,056
Less accumulated depreciation, depletion, amortization, accretion and impairments	(658,578)	(653,569)
Oil and natural gas properties and equipment, net	222,321	227,054
Other assets
Intangible assets, net	196,283	199,741
Fair value of derivative instruments	10,582	10,008
Other non-current assets	1,564	1,596
Total assets	$459,750	$471,300

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,740	$7,288
Accounts payable and accrued liabilities - related entities	3,041	1,035
Royalties payable	450	689
Total current liabilities	7,231	9,012
Other liabilities
Asset retirement obligation	20,636	20,364
Embedded derivatives	186,783	193,077
Long-term debt, net of debt issuance costs	107,032	104,909
Total other liabilities	314,451	318,350
Total liabilities	321,682	327,362
Commitments and contingencies (See Note 10)
Mezzanine equity
Class B preferred units, 19,444,445 and zero units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	179,763	172,111
Partners' capital
Class A preferred units, zero and 11,694,364 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	17,112
Common units, 4,157,826 and 3,240,812 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	(41,695)	(45,285)
Total partners' capital (deficit)	(41,695)	(28,173)
Total liabilities and partners' capital	$459,750	$471,300

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,277	$(89,986)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	3,730	3,120
Amortization of intangible assets	3,458	—
Asset impairments	1,309	82,865
Amortization of debt issuance costs	123	239
Accretion expense	315	253
Equity earnings in affiliate	(12)	61
Gain from disposition of property and equipment	—	(59)
Bad debt expense	17	112
Total mark-to-market on commodity derivative contracts	(3,991)	(4,832)
Cash mark-to-market settlements on commodity derivative contracts	7,062	4,374
Unit-based compensation programs	862	1,992
Gain on embedded derivative	(6,294)	—
Costs for plug and abandon activities	(17)	—
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	566	1,926
Increase in accounts receivable - related entities	(416)	—
Increase in accounts payable - related entities	2,006	—
Increase in prepaid expenses	(1,146)	(288)
Decrease in other assets	632	2
(Decrease) Increase in accounts payable/accrued liabilities	(2,810)	2,173
Decrease in royalties payable	(239)	(396)
Net cash provided by operating activities	10,432	1,556
Cash flows from investing activities:
Cash paid for acquisitions	—	(81,602)
Development of oil and natural gas properties	(1,084)	(954)
Proceeds from sale of assets	26	84
Distributions from equity affiliate	—	—
Net cash used in investing activities	(1,058)	(82,472)
Cash flows from financing activities:
Proceeds from issuance of preferred units	—	17,000
Payments for offering costs	(83)	—
Proceeds from issuance of debt	2,000	106,000
Repayment of debt	—	(42,500)
Repurchase of common units under repurchase program	(3,106)	—
Units tendered by employees for tax withholdings	(140)	(618)
Distributions to unitholders	(1,262)	—
Class B preferred cash distributions	(7,418)	—
Debt issuance costs	—	(969)
Net cash provided by (used in) financing activities	(10,009)	78,913
Net decrease in cash and cash equivalents	(635)	(2,003)
Cash and cash equivalents, beginning of period	6,571	4,238
Cash and cash equivalents, end of period	$5,936	$2,235
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(738)	$(149)
Acquisition of oil and natural gas properties in exchange for common units	—	2,000
Cash paid during the period for interest	859	(405)
Cash paid during the period for income taxes	—	(2)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity/Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Class A Units		Class B Units		Class A Preferred Units		Common Units		Total
	Units(1)	Amount	Units(1)	Amount	Units	Amount	Units(1)	Amount	Equity/Capital

Members' Equity, December 31, 2014	48,451	$1,930	2,879,258	$104,893	—	$—	—	$—	$106,823
Units tendered by employees for tax withholding	—	—	(1,557)	(21)	—	—	—	—	(21)
Net loss (January 1st - March 5th)	—	(18)	—	(905)	—	—	—	—	(923)
Members' Equity, March 5, 2015	48,451	1,912	2,877,701	103,967	—	—	—	—	105,879
Class A Units converted to common units upon limited partnership conversion	(48,451)	(1,912)	—	—	—	—	58,729	1,912	—
Class B Units converted to common units upon limited partnership conversion	—	—	(2,877,701)	(103,967)	—	—	2,877,701	103,967	—
Units tendered by employees for tax withholding	—	—	—	—	—	—	(32,269)	(597)	(597)
Unit-based compensation programs	—	—	—	—	—	—	472,972	2,454	2,454
Private placement of Class A Preferred Units, net of offering costs of $0.8 million	—	—	—	—	10,859,375	16,550	—	—	16,550
Beneficial conversion feature of Class A preferred units	—	—	—	—	—	(863)	—	863	—
Preferred unit paid-in-kind distributions	—	—	—	—	834,989	1,425	—	(1,425)	—
Issuance of common units	—	—	—	—	—	—	6,865	193	193
Common units retired via unit repurchase program	—	—	—	—	—	—	(143,185)	(2,223)	(2,223)
Common units issued for acquisition of properties	—	—	—	—	—	—	105,263	2,000	2,000
Common units received and retired for acquisition of properties	—	—	—	—	—	—	(105,263)	(1,065)	(1,065)
Cash distributions	—	—	—	—	—	—	—	(1,219)	(1,219)
Distributions - Class B preferred units	—	—	—	—	—	—	—	(14,012)	(14,012)
Net loss (March 6th - December 31st)	—	—	—	—	—	—	—	(136,133)	(136,133)
Partner's Capital, December 31, 2015	—	—	—	—	11,694,364	17,112	3,240,813	(45,285)	(28,173)
Units tendered by employees for tax withholding	—	—	—	—	—	—	(12,227)	(140)	(140)
Units forfeited by employees	—	—	—	—	—	—	(2,000)	—	—
Unit-based compensation programs	—	—	—	—	—	—	—	862	862
Class A Preferred Units converted to common units	—	—	—	—	(11,694,364)	(17,112)	1,169,441	17,112	—
Common units retired via unit buyback program					—	—	(238,200)	(3,106)	(3,106)
Cash distributions to common unit holders	—	—	—	—	—	—	—	(1,262)	(1,262)
Distributions - Class B preferred units	—	—	—	—	—	—	—	(15,153)	(15,153)
Net income	—	—	—	—	—	—	—	5,277	5,277
Partner's Capital, March 31, 2016	—	$—	—	$—	—	$—	4,157,827	$(41,695)	$(41,695)

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

As a result of the acquisition of midstream assets from SN and the proposed disposition of our oil and gas properties located in the Mid-Continent region, our historical financial statements (including those in this Form 10-Q) will differ substantially from our future financial statements beginning with the quarter ending December 31, 2015, principally because a significant portion of our revenues will come from the long-term, fee-based gathering and processing agreement with SN rather than from oil and natural gas production.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of SPP and our wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  We conduct our business activities as two operating segments: (1) the exploration and production of oil and natural gas and (2) the midstream business, which includes the Catarina gathering system.  Our management evaluates performance based on these two business segments.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and our subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. ASU 2016-02 updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” effective for annual and interim periods beginning after December 15, 2015. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. During the first quarter of 2016, the Company adopted ASU 2015-16.  Adoption of this guidance did not have a material impact on our consolidated financial statements and footnote disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance is intended to more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation requirements under International Financial Reporting Standards.  Under this new standard, debt issuance costs related to a recognized the debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as a separate asset as previously presented.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2015.  In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  The guidance in ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 states given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  During the first quarter of 2016, the Company adopted ASU 2015-03 and ASU 2015-15 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of debt issuance costs of approximately $2,091

Decrease in Debt issuance costs (Other Assets) of approximately $2,091

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. During the first quarter of 2016, the Company adopted ASU 2015-02.  Adoption of this guidance did not have a material impact on our consolidated financial statements and footnote disclosures.

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

Reclassifications

Certain reclassifications have been made to the prior period to conform to the current period presentation.  These reclassifications had no effect on total unitholders’ equity, net income or net cash provided by or used in operating, investing or financing activities.  In accordance with ASU No. 2015-03 and ASU No. 2015-15, debt issuance costs are to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as a separate asset as previously presented.  As such, debt issuance costs, net of amortization, at December 31, 2015 of $2.1 million have been reclassified from other assets to other liabilities, effectively eliminating the debt issuance cost line and reducing long-term debt in the balance sheet.

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

Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash.  Checks-in-transit are included in our consolidated balance sheets as accounts payable or as a reduction of cash, depending on the type of bank account the checks were drawn on.  There were no checks-in-transit reported in accounts payable at March 31, 2016 and December 31, 2015.

Restricted Cash

As of March 31, 2016 we had no restricted cash. As of December 31, 2015, we had approximately $0.6 million of restricted cash held in escrow that related to a vendor dispute which remained in the escrow account until the dispute was resolved in March 2016.

Accounts Receivable, Net

Our accounts receivable are primarily from purchasers of oil and natural gas, gathering and transportation sales, and counterparties to our financial instruments.  Oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered.  Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted.  At March 31, 2016 and December 31, 2015, we had an allowance for doubtful accounts receivable of $0.4 million and $0.4 million, respectively.

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

The adjusted purchase price of $83.4 million was funded at closing with net proceeds from the private placement of 10,625,000 newly created Class A Preferred Units which were issued for a cash purchase price of $1.60 per unit, resulting in gross proceeds to SPP of $17.0 million, the issuance of 1,052,632 common units (approximately 105,263 common units after adjusting for reverse unit split) to SN, borrowings under the Partnership’s Credit Agreement (as defined in Note 6, “Long-Term Debt”), and available cash. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

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

The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Fixed assets	$142,887
Contractual customer relationships	201,888
Purchase of SPP common units from SN	1,065
Fair value of assets acquired	$345,840

Pro Forma Operating Results (Unaudited)

The following unaudited pro forma combined financial information for the three months ended March 31, 2016 and 2015 reflect the consolidated results of operations of the Partnership as if the Western Catarina Midstream and Eagle Ford acquisitions and related financings had occurred on January 1, 2015. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, amortization of customer contract intangible assets acquired and paid-in-kind units issued in connection with the Class A Preferred Units.

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

•	The Eagle Ford acquisition completed on March 31, 2015.
•	The increase in borrowings under the Credit Agreement to finance a portion of the Eagle Ford acquisition, and the related adjustments to interest expense.
•	Issuance of common units to finance a portion of the Eagle Ford acquisition and the related effect on net income (loss) per common unit (in thousands, except per unit amounts).

	Three Months Ended
	March 31,
	2016	2015
Revenues	$23,169	$25,746
Net loss attributable to common unitholders	$(7,446)	$(95,492)
Net loss per unit prior to conversion
Class A units - Basic and diluted	$—	$(23.87)
Class B units - Basic and diluted	$—	$(18.99)
Net loss per unit after conversion
Common units - Basic and diluted	$(1.90)	$(9.05)

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

Post-Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Partnership’s condensed consolidated statements of operations for the three months ended March 31, 2016, for the Eagle Ford and Western Catarina Midstream acquisitions are shown in the table that follows.  Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Three
Months Ended
March 31, 2016
Revenues	$15,672
Excess of revenues over direct operating expenses	$11,499

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2016
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	March 31, 2016
Derivative assets	$—	$27,913	$—	$—	$27,913
Derivative liabilities	—	—	—	—	—
Embedded derivative	—	—	(186,783)		(186,783)
Total net assets	$—	$27,913	$(186,783)	$—	$(158,870)

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

As of March 31, 2016 and December 31, 2015, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

Fair Value on a Non-Recurring Basis

The Partnership follows the provisions of Accounting Standards Codification (“ASC”) Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change. Our purchase price allocation for the Eagle Ford acquisition is presented in Note 3, ‘‘Acquisitions and Divestitures.” Fair value of oil and natural gas properties are presented in Note 7, “Oil and Natural Gas Properties.”  A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 8, ‘‘Asset Retirement Obligations.’’

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate.  We did not have any interest rate derivatives as of March 31, 2016. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

Embedded Derivative – The Partnership consummated contract for the sale of preferred units in October 2015 which contained provisions that must be bifurcated from the contract and valued as a derivative. The embedded derivative is valued through the use of a Monte Carlo model which utilizes observable inputs, the Partnership’s unit prices at various timelines, as well as unobservable inputs related to the weighted probabilities of certain redemption scenarios. As a result, we have classified the fair value measurements of our embedded derivative as Level 3 inputs. The Partnership has marked this derivative to market as of March 31, 2016, and incurred an approximate $6.3 million gain as a result. The gain is the result in the reduction in fair value of the embedded derivative due to the decrease in unit price.

The fair value of the Partnership’s embedded derivative classified as Level 3 as of March 31, 2016 was $186.8 million. Changes in the unobservable inputs will impact the fair value measurement of the Partnership's embedded derivative contract.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's embedded derivative classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3)
	March 31,	December 31,
	2016	2015
Beginning balance	$(193,077)	$—
Initial fair value of embedded derivative - bifurcated from mezzanine equity	—	(183,095)
Gain (loss) on embedded derivative	6,294	(9,982)
Ending balance	$(186,783)	$(193,077)

Gain (loss) included in earnings related to derivatives still held as of
March 31, 2016, and December 31, 2015	$6,294	$(9,982)

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

As of March 31, 2016, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the Quarter Ended March 31, 2016 (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016			113,226	$73.77	106,483	$73.95	100,525	$74.10	320,234	$73.93
2017	57,953	$64.80	54,554	$64.80	51,570	$64.80	48,926	$64.80	213,003	$64.80
2018	56,798	$65.40	54,197	$65.40	51,851	$65.40	49,709	$65.40	212,555	$65.40
2019	52,760	$65.65	50,784	$65.65	48,960	$65.65	47,264	$65.65	199,768	$65.65
									945,560

Fixed Price Swaps—NYMEX (Henry Hub)

	For the Quarter Ended March 31, 2016 (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016			1,048,146	$4.14	998,394	$4.14	963,327	$4.14	3,009,867	$4.14
2017	80,563	$3.52	75,829	$3.52	71,672	$3.52	67,984	$3.52	296,048	$3.52
2018	79,042	$3.58	75,404	$3.58	72,115	$3.58	69,122	$3.58	295,683	$3.58
2019	73,432	$3.62	70,648	$3.62	68,088	$3.62	65,720	$3.62	277,888	$3.62
									3,879,486

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Beginning fair value of commodity derivatives	$31,018	$22,829
Net gains on crude oil derivatives	2,692	22,410
Net gains on natural gas derivatives	1,298	6,148
Net settlements on derivative contracts:
Crude oil	(4,856)	(13,191)
Natural gas	(2,239)	(7,178)
Ending fair value of commodity derivatives	$27,913	$31,018

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Amount of Gain in Income
	Location of Gain	For the Quarter Ended March 31,
Derivative Type	in Income	2016	2015

Commodity – Mark-to-Market	Oil sales	$2,692	$2,643
Commodity – Mark-to-Market	Natural gas sales	1,298	2,189
		$3,990	$4,832

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with three counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of March 31, 2016 and December 31, 2015, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Hedges Novated in the Eagle Ford Acquisition

As a part of the Eagle Ford acquisition, we received by novation from the seller certain hedges covering approximately 90%, 85%, 85% and 80% of estimated 2016, 2017, 2018 and 2019 oil and natural gas production from the acquired assets, respectively.  The counterparty for the hedges is a lender in the Partnership’s Credit Agreement. The Partnership is responsible for all future periodic settlements of these transactions.  As of March 31, 2016, the fair value of the hedges assumed resulted in a $15.5 million asset in our condensed consolidated balance sheet.

Embedded Derivative

The Partnership consummated a contract for the sale of preferred units in October 2015 which contained provisions that must be bifurcated from the contract and valued as a derivative. The embedded derivative is valued through the use of a Monte Carlo model which utilizes observable inputs, the Partnership’s unit prices at various timelines, as well as unobservable inputs related to the weighted probabilities of certain redemption scenarios. The Partnership has marked this derivative to market as of March 31, 2016, and incurred an approximate $6.3 million gain as a result.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s embedded derivative for the quarters ended March 31, 2016, and the year ended December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Beginning fair value of embedded derivative	$(193,077)	$—
Initial fair value of embedded derivative - bifurcated from mezzanine equity	—	(183,095)
Gain (loss) on embedded derivative	6,294	(9,982)
Ending fair value of embedded derivative	$(186,783)	$(193,077)

6. LONG-TERM DEBT

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

At March 31, 2016, we were in compliance with the financial covenants contained in the credit facility. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our credit facility or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the credit facility, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

During the first quarter 2016, the Company adopted ASU 2015-03 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of debt issuance costs of approximately $2,091

Decrease in Debt issuance costs, net (Other Assets) of approximately $2,091

Debt Issuance Costs

As of March 31, 2016, our unamortized debt issuance costs were $2.0 million. These costs are amortized to interest expense in our consolidated statement of operations over the life of our credit facility.  At December 31, 2015, our unamortized debt issuance costs were $2.1 million.

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

Oil and natural gas properties consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Oil and natural gas properties and related equipment (successful efforts method)
Property costs
Proved property	$731,735	$731,548
Unproved property	41	39
Land	501	501
Total property costs	732,277	732,088
Materials and supplies	1,056	1,056
Total	733,333	733,144
Less: Accumulated depreciation, depletion, amortization and impairments	(655,467)	(652,167)
Oil and natural gas properties and equipment, net	$77,866	$80,977

Gathering and transportation assets consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Gathering and transportation assets
Catarina midstream assets	$147,566	$147,479
Less: Accumulated depreciation, depletion, amortization	(3,111)	(1,402)
Total gathering and transportation assets	$144,455	$146,077

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	March 31,	March 31,
	2016	2015

DD&A of oil and natural gas-related assets	$2,020	$3,120
DD&A of gathering and transportation related assets	1,710	—
Total DD&A	3,730	3,120
Asset impairments	1,309	82,865
Total	$5,039	$85,985

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets.  Oil and natural gas properties are reviewed for impairment on a field by field basis when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. The cash flow estimates are based upon third party reserve reports using future expected oil and natural gas prices adjusted for basis differentials. Other significant inputs, besides reserves, used to determine the fair values of proved properties include estimates of: (i) future operating and development costs; (ii) future commodity prices; and (iii) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change.  Cash flow estimates for the impairment testing exclude derivative instruments.

For the quarter ended March 31, 2016, we recorded non-cash charges of $1.3 million, to impair our producing oil and natural gas properties in Texas and Louisiana acquired prior to the Eagle Ford acquisition.  For the quarter ended March 31, 2015, we recorded non-cash charges of $82.9 million to impair the value of our Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties acquired prior to the Eagle Ford acquisition. The carrying values of the impaired proved properties were reduced to fair value of $77.9 million, estimated using inputs characteristic of a Level 3 fair value measurement.

Asset Retirement Obligation.  As described in Note 8, estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved developed reserves using the units-of-production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Exploration and Dry Hole Costs.  Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties. All such costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. We recorded no exploration or dry hole costs for the quarters ended March 31, 2016 and 2015.

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

The following table is a reconciliation of the ARO (in thousands):

	March 31,	December 31,
	2016	2015
Asset retirement obligation, beginning balance	$20,364	$17,031
Liabilities added from acquisitions	—	3,634
Sold	—	(58)
Revisions to cost estimates	(26)	(1,156)
Settlements	(17)	(186)
Accretion expense	315	1,099
Asset retirement obligation, ending balance	$20,636	$20,364

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. As of March 31, 2016 and December 31, 2015, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.  During the year ended December 31, 2015, revisions were made to the ARO liability based on recent costs incurred on abandoned wells, which were lower on average than originally projected.

9.  INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts.  The intangible assets balance includes $195.7 million related to the customer contract with SN which was agreed to as part of the Western Catarina Acquisition October 2015. Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through the gathering system, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15 year life of the agreement. The remaining $0.7 million of the intangible assets balance is comprised of marketing contracts from the 2007 New Field Acquisition which are being amortized using the straight-line method over the 10 year life of the agreement.

Amortization expense for the three months ended March 31, 2016 and 2015 was $3.5 million and $0.1 million. Intangible assets for as of March 31, 2016 and December 31, 2015 are detailed below.

	March 31,	December 31,
	2016	2015
Beginning balance	$199,741	$1,033
Additions	—	201,888
Amortization	(3,458)	(3,180)
Ending balance	$196,283	$199,741

10. COMMITMENTS AND CONTINGENCIES

We did not have any material commitments and contingencies as of March 31, 2016.

11. RELATED PARTY TRANSACTIONS

We are controlled by our general partner.  The sole member of our general partner is Manager, which has no officers. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals and acquisition, disposition and financing services.  In connection with providing the services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) a $1,000,000 administrative fee, with $500,000 paid on May 8, 2014 and $500,000 paid on July 1, 2014, the date that Manager provided notice of its commitment to provide services under the services agreement, (iii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iv) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, will be paid in cash unless Manager elects for such fee to be paid in our equity.   The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both Manager and the Company provide notice to terminate the agreement.  During the three months ended March 31, 2016, we expensed $1.4 million to Manager pursuant to the Services Agreement, which will be paid in Q2 2016.  During the three months ended March 31, 2015, we paid $0.9 million to Manager under the Services Agreement.

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

The Partnership has entered into a Firm Gathering and Processing Agreement with SN for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream, LLC (“Catarina Midstream”). In addition, for the first five years of the Gathering Agreement, SN Catarina, LLC will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.

As of March 31, 2016 and December 31, 2015, the Partnership had a net receivable from related parties of $1.9 million and $1.5 million, respectively, which are included in “Accounts receivable – related entities” in the condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the Partnership also had a net payable from related parties of $3.0 million and $1.0 million respectively. The net receivables/payable as of March 31, 2016 and December 31, 2015 consist primarily of revenues receivable from oil and natural gas production, offset by costs associated with that production and obligations for general and administrative costs.

On March 31, 2015, the Partnership and SN entered into a Purchase and Sale Agreement for the Eagle Ford acquisition for total consideration of $85.0 million. After $1.4 million in normal and customary closing adjustments, consideration paid at closing consisted of $81.6 million cash paid by us to SN and 105,263 of our common units issued to SN with an aggregate consideration value of $2,000,000.  In connection with the purchase agreement, we entered into a registration rights agreement with SN pursuant to which we granted certain registration rights related to the common unit consideration received.  As of December 31, 2015, there were no common units held by Sanchez Energy or related subsidiaries thereof.  All 105,263 common units issued as consideration for the Eagle Ford acquisition were repurchased in connection with the Western Catarina Midstream acquisition in October 2015. See further discussion of the transaction in Note 3, “Acquisitions.”

In October 2015, the Partnership and Sanchez Energy consummated the Western Catarina Midstream acquisition for total consideration of approximately $345.8 million in cash, subject to closing and post-closing adjustments. Concurrently with the signing of the Western Catarina Midstream acquisition purchase and sale agreement, we entered into a 15-year gas gathering and processing agreement with Sanchez Energy. For the three months ended March 31, 2016, Sanchez Energy paid us approximately $9.6 million pursuant to the terms of the gathering and processing agreement. See further discussion of the transaction in Note 3, “Acquisitions.”

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

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2015	361,357	$14.18
Granted	—	—
Vested	(18,415)	15.93
Returned/Cancelled	(14,227)	15.81
Outstanding at March 31, 2016	328,715	$14.01

During the year ended December 31, 2015, the Partnership issued 346,925 restricted common units (34,693 restricted common units after adjusting for reverse unit split) pursuant to the LTIP to the directors of the Partnership’s general partner that vested immediately on the date of the grant.  The unit based compensation expense for the awards were based on their grant date fair values.

In March 2015, officers were granted a total of 1,025,641 restricted common units (102,564 restricted common units after adjusting for the reverse unit split) that were due upon request, of which 769,231 restricted common units (76,923 restricted common units after adjusting for reverse unit split) were vested and delivered at the request of the officers, net of 322,692 restricted common units (32,269 restricted common units after adjusting for reverse unit split) that were returned to the plan for settlement of taxes associated with the vesting Furthermore, on December 1, 2015, the board of directors of our general partner approved the grant of 335,715 restricted units pursuant to the LTIP to employees, service providers, and executive officers which are set to vest pro-rata over a three-year period.

13. DISTRIBUTIONS TO UNITHOLDERS

From the second quarter of 2009 through the second quarter of 2015, we did not pay distributions on our common units.  Starting in the third quarter of 2015, the board of directors of our general partner declared distributions of Class A Preferred Units on August 10, 2015 and November 10, 2015 to holders as of August 14, 2015 and November 16, 2015, respectively. A total of 549,756 paid-in-kind units were distributed for the year ended December 31, 2015.  On November 30, 2015, we paid a cash distribution with respect to the quarter ended September 30, 2015 in the amount of $0.400 per common unit.  On February 9, 2016, we announced that the board of directors of our general partner approved a cash distribution of $0.406 per common unit for the fourth quarter of 2015.  The Partnership also declared a fourth quarter 2015 paid-in-kind distribution of 2.5% on its Class A preferred units and a fourth quarter prorated cash distribution of $0.3815 on its Class B preferred units.  The distributions were paid on February 29, 2016 to unitholders of record on February 19, 2016.  On May 10, 2016, we announced that the board of directors of our general partner approved a cash distribution of $0.4121 per common unit and $0.450 per Class B preferred unit for the first quarter of 2016.  The distributions are payable on May 31, 2016 to unitholders of record on May 20, 2016.  All Class A preferred Units were converted to common shares on a one to one basis at March 31, 2016; as such, no paid-in-kind distributions were made on Class A Preferred Units for the first quarter of 2016.

14. MEMBERS’ EQUITY/PARTNERS’ CAPITAL

Outstanding Units

As of March 31, 2016, we had no Class A Preferred Units outstanding, 19,444,445 Class B Preferred Units outstanding, and 4,157,826 common units outstanding.

Common Unit Issuances

On March 31, 2016, the Partnership converted all remaining outstanding Class A Preferred Units into common units of the Partnership on a one for one basis, adjusted for stock split in August 2015.

In April 2015, we entered into an at-the-market sales agreement with MLV & Co. LLC to sell from time to time up to $100 million of common units, with any proceeds from such sales to be used for general limited partnership purposes. We have not sold any common units for the three months ended March 31, 2016.

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

Preferred Unit Issuance

Class A Preferred Unit Offerings: On March 31, 2015, the Partnership entered into a Class A Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) with the purchasers named on Schedule A thereto (collectively, the “Purchasers”), pursuant to which the Partnership sold, and the Purchasers purchased, 10,625,000 of the Partnership’s newly created Class A Preferred Units (the “Class A Preferred Units”) in a privately negotiated transaction (the “Private Placement”) for an aggregate cash purchase price of $1.60 per Class A Preferred Unit resulting in gross proceeds to the Partnership of $17 million.  The Partnership used the net proceeds of $17.0 million from this transaction, together with common units issued to SN, borrowings under the credit facility, and available cash on hand, to pay the consideration in the Eagle Ford acquisition.

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

On March 31, 2016, the Partnership converted all remaining outstanding Class A Preferred Units into common units of the Partnership on a one for one basis, adjusted for stock split in August 2015.

Class B Preferred Unit Offering: On October 14, 2015, pursuant to that certain Class B Preferred Unit Purchase Agreement dated September 25, 2015 (the “Preferred Unit Purchase Agreement”) between the Partnership and Stonepeak Catarina Holdings LLC (the “Purchaser”), the Partnership sold and the Purchaser purchased 19,444,445 of the Partnership’s newly created Class B Preferred Units (the “Class B Preferred Units”) in a privately negotiated transaction (the “Private Placement”) for an aggregate cash purchase price of $18.00 per Class B Preferred Unit, which resulted in gross proceeds to the Partnership of $350,000,010.  The Partnership used the net proceeds to pay a portion of the consideration for the Western Catarina Midstream acquisition, along with the payment to the Purchaser of a fee equal to 2.25% of the consideration paid for the Class B Preferred Units.

Under the terms of our partnership agreement, commencing with the quarter ended on December 31, 2015, the Class B Preferred Units will receive a quarterly distribution, at the election of the board of directors of our general partner, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part paid-in-kind units (4.0% per annum).  In the event the Partnership does not raise at least $75,000,000 through the issuance of additional common units prior to September 30, 2016 (with the conversion of the Class A Preferred Units of the Partnership counting toward such amount) or had any Class A Preferred Units remain outstanding after March 31, 2016, the cash portion of the distribution rate will increase by 4.0% per annum until consummation of such issuance or conversion, as applicable.  Distributions are to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

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

The Class B Preferred Units are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following (in thousands):

	March 31,	December 31,
	2016	2015

Mezzanine equity beginning balance	$172,111	$—
Private placement of Class B Preferred Units	—	350,000
Discount	(83)	(191,901)
Amortization of discount	6,403	6,594
Distributions	8,750	7,418
Distributions paid	(7,418)	—
Total mezzanine equity	$179,763	$172,111

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

Our general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  The following table presents the weighted average basic and diluted units outstanding for the periods indicated:

	Quarter Ended
	March 31,	March 6 - March 31	January 1 - March 6
	2016	2015	2015
Class A units - Basic and Diluted	—	—	48,451
Class B Common units - Basic and Diluted	—	—	2,879,163
Common units - Basic and Diluted	2,743,419	2,992,801	—
Weighted Common Units - Basic and Diluted	2,743,419	2,992,801	2,927,613

At March 31, 2016, we had 328,715 common units that were restricted unvested common units granted and outstanding.  No losses were allocated to participating restricted unvested units because such securities do not have a contractual obligation to share in the Partnership’s losses.

The following table presents our basic and diluted loss per unit for the three months ended March 31, 2016 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net income to be allocated	$(10,739)	$(10,739)

Basic and diluted income per unit		$(3.91)

The following table presents our basic and diluted loss per unit for the period from January 1, 2015 to March 6, 2015 (the date of conversion to a limited partnership) (in thousands, except for per unit amounts):

	Total	Class A Units	Class B Units

Assumed net loss to be allocated January 1 - March 6	$(923)	$(18)	$(905)

Basic and diluted loss per unit		$(0.38)	$(0.31)

The following table presents our basic and diluted loss per unit for the period from March 6, 2015 through March 31, 2015 (the period after conversion to a limited partnership) (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net loss attributable to common unitholders to be allocated March 6 - March 31	$(89,063)	$(89,063)

Basic and diluted loss per unit		$28.90

Net loss per unit increased significantly for the period from March 6, 2015 through March 31, 2015 as compared to the period from January 1, 2015 through March 5, 2015 as it included a non-cash impairment charge of $82.9 million. There was no impairment charge recorded for the period from January 1, 2015 through March 5, 2015.

15. REPORTABLE SEGMENTS

The operating segments, reported separately herein, are best defined as: (1) Exploration and Production and (2) Midstream. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment. The Exploration and Production segment operates to explore for and produce crude oil and natural gas. The Midstream segment operates the gathering, processing and transportation of crude oil, natural gas liquids (“NGLs”) and natural gas.  These segments are broadly understood across the petroleum and petrochemical industries.

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

The following tables set forth our segment information for the periods indicated (in thousands):

	Three Months Ended March 31, 2016
	Exploration & Production	Midstream	Total
Operating revenues
Natural gas sales	$3,675	$—	$3,675
Oil sales	5,343	—	5,343
Natural gas liquids sales	276	—	276
Gathering and transportation sales	—	13,875	13,875
Total operating revenues	9,294	13,875	23,169

Operating expenses:
Lease operating expenses	4,875	98	4,973
Transportation operating expenses	—	3,054	3,054
Cost of sales	130	—	130
Production taxes	221	—	221
General and administrative	4,434	1,285	5,719
Unit compensation expense	438	—	438
Depreciation, depletion and amortization	2,114	5,074	7,188
Asset impairments	1,309	—	1,309
Accretion expense	254	61	315
Total operating expenses	13,775	9,572	23,347

Operating income (loss)	$(4,481)	$4,303	$(178)

	Three Months Ended March 31, 2015
	Exploration & Production	Midstream	Total
Operating revenues
Natural gas sales	$6,574	$—	$6,574
Oil sales	4,964	—	4,964
Natural gas liquids sales	386	—	386
Gathering and transportation sales	—	—	—
Total operating revenues	11,924	—	11,924

Operating expenses:
Lease operating expenses	4,900	—	4,900
Cost of sales	205	—	205
Production taxes	370	—	370
General and administrative	7,555	—	7,555
Unit compensation expense	1,992	—	1,992
Loss on sale of assets	(59)	—	(59)
Depreciation, depletion and amortization	3,120	—	3,120
Asset impairments	82,865	—	82,865
Accretion expense	253	—	253
Total operating expenses	101,201	—	101,201

Operating loss	$(89,277)	$—	$(89,277)

The following table summarizes the total assets by operating segment as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
Segment Assets	2016	2015
Exploration & Production	$87,396	$118,083
Midstream	372,354	353,217
Total assets	$459,750	$471,300

16. SUBSEQUENT EVENTS

On May 10, 2016, the board of directors of the general partner of the Partnership declared cash distributions of $0.4121 per common unit and $0.450 per Class B preferred unit for the first quarter of 2016.  The distributions are payable on May 31, 2016 to unitholders of record on May 20, 2016.

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

As a result of the acquisition of midstream assets from SN, our historical financial statements (including those in this Form 10-Q) differ substantially from our past financial statements beginning with the quarter ending December 31, 2015 principally because a significant portion of our revenues will come from the long-term, fee-based gathering and processing agreement with SN rather than from oil and natural gas production.

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

Throughput Volumes

Upon acquisition of the Western Catarina gathering system, our management began to analyze our performance based on the aggregate amount of throughput volumes on the Western Catarina gathering system. We must connect additional wells or well pads within the dedicated areas in order to maintain or increase throughput volumes on the Western Catarina gathering system. Our success in connecting additional wells is impacted by successful drilling activity by SN on the acreage dedicated to the Western Catarina gathering system, our ability to secure volumes from SN from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, our most directly comparable U.S. GAAP performance measure, for each of the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$5,277	$(89,986)
Adjusted by:
Interest expense, net	899	646
Income tax expense	—	—
Depreciation, depletion and amortization	7,188	3,120
Asset impairments	1,309	82,865
Accretion expense	315	253
Gain on sale of assets	—	(59)
Unit-based compensation programs	438	1,992
Unit-based asset management fees	1,285	—
Loss on mark-to-market activities	3,104	732
Gain on embedded derivatives	(6,294)	—
Adjusted EBITDA	$13,521	$(437)

Significant Operational Factors

•

Production. Our production for the three months ended March 31, 2016, was 303 MBOE, or an average of 3,334 BOE per day, compared with approximately 324 MBOE, or an average of 3,596 BOE per day, for the three months ended March 31, 2015.

•

Capital Expenditures. For the three months ended March 31, 2016, we spent approximately $1.1 million in capital expenditures, consisting of $0.6 million related to the development of Western Catarina midstream assets, and $0.5 related to the development of oil and natural gas properties in the Palmetto Field in Gonzales County.  For the three months ended March 31, 2015, we spent approximately $84.5 million in capital expenditures, consisting of $83.6 million for the purchase of oil and natural gas properties in the Palmetto Field in Gonzales County, Texas (the “Eagle Ford properties” and such acquisition, the “Eagle Ford acquisition”), $0.3 million in development expenditures focused on oil completions in the Cherokee Basin and $0.6 million in development expenditures focused on properties in Texas and Louisiana.  These expenditures were funded with cash on hand, borrowings under our Credit Agreement and the issuance of common units as part of our consideration given in the Eagle Ford acquisition.

•

Hedging Activities. For the three months ended March 31, 2016, the non-cash mark-to-market loss for our commodity derivatives was approximately $3.1 million, compared to a loss of $0.7 million for the same period in 2015.

 Results of Operations by Segment

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Exploration & Production Operating Results

The following table sets forth the selected financial and operating data for the periods indicated (dollars in thousands):

	For the Three Months Ended
	March 31,		Variance
	2016	2015
Revenues:
Natural gas sales at market price	$1,995	$3,219	$(1,224)	(38)%
Natural gas hedge settlements	2,239	1,541	698	45%
Natural gas mark-to-market activities	(941)	649	(1,590)	NM (a)
Natural gas total	3,293	5,409	(2,116)	(39)%
Oil sales	2,650	2,321	329	14%
Oil hedge settlements	4,856	4,024	832	21%
Oil mark-to-market activities	(2,163)	(1,381)	(782)	57%
Oil total	5,343	4,964	379	8%
Natural gas liquid sales	276	386	(110)	(28)%
Miscellaneous income	382	1,165	(783)	(67)%
Total revenues	9,294	11,924	(2,630)	(22)%
Operating expenses:
Lease operating expenses	4,875	4,900	(25)	(1)%
Cost of sales	130	205	(75)	(37)%
Production taxes	221	370	(149)	(40)%
General and administrative	4,434	7,555	(3,121)	(41)%
Unit compensation expense	438	1,992	(1,554)	(78)%
Gain on sale of assets	—	(59)	59	NM (a)
Depreciation, depletion and amortization	2,114	3,120	(1,006)	(32)%
Asset impairments	1,309	82,865	(81,556)	NM (a)
Accretion expenses	254	253	1	0%
Total operating expenses	13,775	101,201	(87,427)	NM (a)
Other expenses (income):
Interest expense	899	646	253	39%
Other income (expense)	(60)	63	(123)	NM (a)
Total other expenses	839	709	130	NM (a)
Total expenses	14,614	101,910	(87,297)	NM (a)
Net loss	$(5,320)	$(89,986)	$84,666	(94)%

(a)     Not Meaningful “NM”

	For the Three Months Ended
	March 31,		Variance
	2016	2015

Net production:
Natural gas production (MMcf)	1,172	1,571	(400)	(25)%
Oil production (MBbl)	86	44	43	98%
Natural gas liquids production (MBbl)	22	17	6	32%
Total production (BOE)	303	324	(21)	(6)%
Average daily production (BOE/d)	3,334	3,596	(262)	(7)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$3.61	$3.03	$0.58	19%
Natural gas price per Mcf without hedge settlements	$1.70	$2.05	$(0.35)	(17)%
Oil price per Bbl with hedge settlements	$86.98	$143.14	$(56.16)	(39)%
Oil price per Bbl without hedge settlements	$30.71	$52.63	$(21.91)	(42)%
Liquid price per Bbl without hedge settlements	$12.66	$22.08	$(9.42)	(43)%
Total price per BOE with hedge settlements	$39.61	$35.51	$4.10	12%
Total price per BOE without hedge settlements	$16.22	$18.31	$(2.09)	(11)%
Average unit costs per BOE:
Field operating expenses(a)	$16.80	$16.27	$0.52	3%
Lease operating expenses	$16.07	$15.14	$0.94	5%
Production taxes	$0.73	$1.14	$(0.41)	(36)%
General and administrative expenses	$16.06	$29.50	$(13.44)	(46)%
General and administrative expenses without unit-based compensation	$14.62	$23.34	$(8.72)	(37)%
Depreciation, depletion and amortization	$6.97	$9.64	$(2.67)	(28)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the three months ended March 31, 2016, 29% of our production was oil, 7% was NGLs and 64% was natural gas as compared to the three months ended March 31, 2015, where 14% of our production was oil, 5% was NGLs and 81% was natural gas. The amount of oil as a percentage of total production has increased during the three months ended March 31, 2016 due to the addition of production from the Eagle Ford properties acquired on March 31, 2015, which are significantly more weighted towards oil than our previous asset base. We expect this product mix to remain relatively consistent for the remainder of 2016.

Oil, NGL and natural gas sales. Unhedged oil sales increased $0.3 million, or 14%, to $2.7 million for the three months ended March 31, 2016, compared to $2.3 million for the same period in 2015. NGL sales decreased $0.1 million, or 28%, to $0.3 million for the three months ended March 31, 2016, compared to $0.4 million for the same period in 2015. Unhedged natural gas sales decreased $1.2 million, or 38%, to $2.0 million for the three months ended March 31, 2016, compared to $3.2 million for the same period in 2015.

Including hedges and mark-to-market activities, our total revenue decreased $2.6 million for the three months ended March 31, 2016, compared to the same period in 2015.  This decrease was the result of a $2.4 million increase in losses on mark-to-market activities and a $2.5 million decrease attributable to lower market prices for all products, offset by a $1.5 million increase in settlements on commodity derivatives, and a $1.5 million increase related to higher sales volumes. The remainder of the change between periods is related to a decrease of $0.7 million in miscellaneous income.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended March 31, 2016 to the three months ended March 31, 2015 (dollars in thousands):

	Q1 2016	Q1 2015	Production	Q1 2015	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price(a)	due to Production
Natural gas (Mcf)	1,172	1,571	(400)	$2.05	$(819)
Oil (MBbl)	86	44	42	$52.36	$2,215
Natural gas liquids (Mbl)	22	17	5	$22.08	$106
Total oil equivalent (Mboe)	303	324	(21)	$18.31	$1,502

(a)	Average sales prices presented represent on a per BOE basis.

	Q1 2016	Q1 2015	Average		Revenue
	Average	Average	Sales Price	Q1 2016	Decrease
	Sales Price(a)	Sales Price(a)	Difference	Volume	due to Price(a)
Natural gas (Mcf)	$1.70	$2.05	$(0.35)	1,172	$(407)
Oil (MBbl)	$30.71	$52.36	$(21.65)	86	$(1,869)
Natural gas liquids (Mbl)	$12.66	$22.08	$(9.43)	22	$(205)
Total oil equivalent (Mboe)	$16.22	$18.31	$(2.09)	303	$(2,480)

(a)	Average sales prices presented represent on a per BOE basis.

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended March 31, 2016 by $0.5 million.

 Hedging activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and gas revenues.  For the three months ended March 31, 2016, the non-cash mark-to-market loss was $3.1 million, compared to a loss of $0.7 million for the same period in 2015. The 2016 and 2015 non-cash losses were the result of the impact of higher future expected oil and natural gas prices on these derivative transactions. Cash settlements, including settlements receivable, for our commodity derivatives were $7.1 million for the three months ended March 31, 2016, compared to $5.6 million for the three months ended March 31, 2015.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses remained flat at $4.9 million for the three months ended March 31, 2016, compared to the same period in 2015.  On a per unit basis, lease operating expenses were $16.06 per BOE, for the three months ended March 31, 2016, and $15.14 per BOE as compared to the same period in 2015. The increased lease operating expenses per BOE for the comparative periods were the result of flat operating expenses as well as a natural decline in total production primarily driven from the Cherokee Basin Properties.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit compensation expense, decreased $4.7 million, or 49%, to $4.8 million for the three months ended March 31, 2016, compared to $9.5 million for the same period in 2015. Our general and administrative expenses were lower in 2016 due to a $2.4 million decrease in salaries and wages, a $1.6 decrease in executive unit compensation expense, a $0.2 million decrease in investor relations and business development, and a $0.4 million decrease in fees incurred for professional fees during the three months ended March 31, 2016 as compared to the same period in 2015.  The remaining decrease of $0.1 million is de minimis.

Our general and administrative expenses were $16.06 per BOE for the three months ended March 31, 2016, compared to $29.50 per BOE for the same period in 2015.  Excluding unit-based compensation, our general and administrative costs were $14.62 per BOE for the three months ended March 31, 2016, compared to $23.34 per BOE for the same period in 2015.  This decrease resulted from the decreased costs noted above.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2016 was $2.1 million, or $6.97 per BOE, compared to $3.1 million, or $9.64 per BOE, for the same period in 2015. This overall decrease is the result of lower property values due to non-cash impairment charges previously recorded as well as increases to total proved reserves between the periods impacting the depletion rate.  The overall expense decrease, combined with the decreased production between periods, resulted in the decrease in the per BOE expense. Our non-oil and gas properties are depreciated using the straight-line basis.

Impairment expense. For the three months ended March 31, 2016, we recorded non-cash charges of $1.3 million to impair the value of our oil and natural gas fields located in Texas and Louisiana.  During the same period in 2015, our non-cash impairment charges were $82.9 million related to our oil and natural gas fields located in the Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties.  The impairment expense recorded during the three months ended March 31, 2015 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Interest expense. Interest expense for the three months ended March 31, 2016 increased $0.3 million, or 39%, to $0.9 million, compared to $0.6 million for the same period in 2015. This increase was due to the increase in borrowings under our credit facility to finance a portion of the Eagle Ford acquisition on March 31, 2015 and midstream acquisition in October 2015.

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands, except net production and average sales and costs):

	For the Three Months Ended
	March 31,		Variance
	2016	2015
Revenues:
Gathering and transportation sales	$13,875	$—	$13,875	NM	(a)
Total gathering and transportation sales	13,875	—	13,875	NM	(a)
Operating expenses:
Lease operating expenses	98	—	98	NM	(a)
Transportation operating expenses	3,054	—	3,054	NM	(a)
General and administrative	1,285	—	1,285	NM	(a)
Depreciation, amortization and accretion expense	5,074	—	5,074	NM	(a)
Accretion expenses	61	—	61	NM	(a)
Total operating expenses	9,572	—	9,572	NM	(a)
Other expenses (income):
Gain on embedded derivatives	(6,294)	—	(6,294)	NM	(a)
Total other income	(6,294)	—	(6,294)	NM	(a)
Total expenses	3,278	—	3,278	NM	(a)
Net income	$10,597	$—	$10,597	NM	(a)

(a)	Variances deemed to be Not Meaningful “NM”.

Items Affecting the Comparability of Our Financial Results.  Historical results of operations for the periods presented for the Midstream segment are deemed to be not meaningful as this segment was acquired and placed into service in October 2015.  As a result, year over year variances are not applicable as any revenues or expenses generated from the gathering and transportation of hydrocarbons relate exclusively to the current quarter.  See Note 3. “Acquisitions” for additional information relating to the Western Catarina Midstream acquisition.

Gathering and transportation sales.  We consummated the acquisition of the Western Catarina gathering system from SN, and we entered into the Western Catarina gathering and processing agreement with SN, in October 2015.  During the three months ended March 31, 2016, SN transported average daily production through the gathering system of approximately 1,266 MMBbls/d of crude oil and 2,842 MMBoe/d of natural gas.

Transportation operating expenses.   Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses.

Midstream general and administrative expenses.    General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations.

Depreciation, amortization and accretion expense    Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 12 to 15 years for equipment, and up to 36 years for gathering facilities.

Embedded derivatives.  In October 2015, we entered into a purchase agreement with Stonepeak Catarina Holdings, LLC pursuant to which we sold, and Stonepeak purchased, 19,444,445 of our newly created Class B preferred units.  The purchase agreement contained provisions that must be bifurcated from the contract and valued as an embedded derivative. As of the three months ended March 31, 2016, we recognized a $6.3 million gain, as we are required to measure the embedded derivative by recognizing changes in the fair value immediately as they occur in accordance with ASC 480-10-S99.

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $5.9 million in cash and cash equivalents and $91 million available under the $200 million borrowing base of our credit facility in effect on such date. During the three months ended March 31, 2016, we paid approximately $743K in cash for interest on borrowings under our credit facility and approximately $116K in cash for the commitment fee on undrawn commitments.

Our capital expenditures during the three months ended March 31, 2016 were funded with cash on hand and borrowings under our credit facility.  In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our credit facility and proceeds from the issuance of additional limited partner units.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

As previously disclosed, we have engaged a financial advisor related to the possible sale of our Oklahoma and Kansas assets. As a result of this proposed sale, we anticipate minimal drilling activities in the Mid-Continent region during 2016, which will reduce our capital expenditures and result in a continued decline of our production during the remainder of the year.

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

In addition, we are required to maintain the following financial covenants:

•	Current assets to current liabilities for at least 1.0 to 1.0 at all times;
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

At March 31, 2016, we were in compliance with the financial covenants contained in the credit facility. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our credit facility or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the credit facility, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of March 31, 2016, the borrowing base under our credit facility was set at $200 million and we had $109 million of debt outstanding under the facility, leaving us with $91 million in unused borrowing capacity. Our credit facility matures on March 31, 2020.

In May 2015, we executed an at-the-market facility that allows us to sell up to $18.6 million of common units, with any proceeds from such sales to be used for general limited partnership purposes. For the three months ended March 31, 2016, there were no at-the market-sales sales of common units.

Commitments and Contractual Obligations

As of December 31, 2015, our contractual obligations included our long-term debt, in the form of a credit facility, and asset retirement obligations (“ARO”). The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Less than 1			More than
	Year	1-3 Years	3-5 Years	5 years	Total
Long-Term Debt	$—	$—	$—	$109,000	$109,000
ARO(a)	—	—	—	20,636	20,636
Total	$—	$—	$—	$129,636	$129,636

8
(a)

Amounts represent the present value of our estimate of future AROs. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 8, “Asset Retirement Obligations.”

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

The following tables as of March 31, 2016, summarize, for the periods indicated, our hedges currently in place through December 31, 2019. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the Quarter Ended March 31, 2016 (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016			1,048,146	$4.14	998,394	$4.14	963,327	$4.14	3,009,867	$4.14
2017	80,563	$3.52	75,829	$3.52	71,672	$3.52	67,984	$3.52	296,048	$3.52
2018	79,042	$3.58	75,404	$3.58	72,115	$3.58	69,122	$3.58	295,683	$3.58
2019	73,432	$3.62	70,648	$3.62	68,088	$3.62	65,720	$3.62	277,888	$3.62
									3,879,486

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the Quarter Ended March 31, 2016 (in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016			113,226	$73.77	106,483	$73.95	100,525	$74.10	320,234	$73.93
2017	57,953	$64.80	54,554	$64.80	51,570	$64.80	48,926	$64.80	213,003	$64.80
2018	56,798	$65.40	54,197	$65.40	51,851	$65.40	49,709	$65.40	212,555	$65.40
2019	52,760	$65.65	50,784	$65.65	48,960	$65.65	47,264	$65.65	199,768	$65.65
									945,560

Net Cash Provided by Operations

We had net cash flows provided by operating activities for the three months ended March 31, 2016 of $10.4 million, compared to net cash flow provided by operating activities of $1.6 million for the same period in 2015.  This increase was primarily related to the midstream segment which contributed $10.6 million toward net income.  Cash flows provided by operations were also benefitted by a $3.5 million increase related to amortization of intangibles, as well as a $2.7 million increase in settlements on commodity derivatives.  These increase in cash flows provided by operations was mitigated by a decrease in accrued liabilities of $5.0 and prepaid expenses of $0.9 million, both relating to the midstream segment.

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

Net Cash Used in Investing Activities

We had net cash flows used in investing activities for the three months ended March 31, 2016 of $1.1 million, consisting of $0.6 million related to the development of Western Catarina midstream assets, and $0.5 related to the development of oil and natural gas properties in the Palmetto Field in Gonzales County.

During the three months ended March 31, 2015, we had net cash flows used in investing activities for the three months ended March 31, 2015 of $82.5 million, which included $81.6 million provided as cash consideration paid in the Eagle Ford acquisition, as well as $0.3 million in development expenditures focused on oil completions in the Cherokee Basin and $0.7 million in development expenditures focused on properties in Texas and Louisiana, offset by $0.1 million in proceeds from the sale of assets during the period.

Net Cash Provided by (Used in) Financing Activities

Net cash flows used in financing activities was $10.0 million for the three months ended March 31, 2016.  During the three months ended March 31, 2016, we had borrowings under our credit facility of $2.0 million.  We distributed $7.4 million and $1.3 million to Class B preferred unit holders and common unit holders respectively during the same period.  As part of our unit repurchase program, we used $3.1 million to repurchase and cancel 238,200 common units. Additionally we paid $0.1 million in offering costs and $0.1 million related to units tendered by employees for tax withholding.

Net cash flows provided by financing activities was $78.9 million for the three months ended March 31, 2015.  During the three months ended March 31, 2015, we had borrowings under our credit facility of $106.0 million, $42.5 million of which was paid to satisfy amounts due under our prior credit facility, which was refinanced on March 31, 2015.  We received $17.0 million from the private placement of Class A Preferred Units during the period.  We also incurred $1.0 million in debt issuance costs associated with the modification of our Credit Agreement on March 31, 2015. We used $0.6 million to fund the cost of units tendered by employees for tax withholdings related to the vesting of units during the period.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through March 31, 2016, we have not suffered any significant losses with our counterparties as a result of non-performance.

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

As of March 31, 2016, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Evaluation of Disclosure Controls and Procedures

The Interim Chief Executive Officer and the Chief Financial Officer of the general partner of SPP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2016 (the Evaluation Date). Based on such evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Interim Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in SPP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, SPP’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

We did not have any material legal proceedings as of March 31, 2016.

Item 1A. Risk Factors

Consider carefully the risk factors under the caption "Risk Factors" under Part I, Item 1A in our 2015 Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2015 Annual Report; and in our other public filings, press releases, and public discussions with our management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, in connection with the quarterly distribution for the Class A Preferred Units, the Partnership issued the following additional Class A preferred units (“PIK Class A Units”) to the holders of the Class A Preferred Units (in thousands, except unit amounts):

Period	PIK Class A Units	Implied Fair Value	Date of Distribution
January 1, 2016 - January 31, 2016	—	$—	—
February 1, 2016 - February 29, 2016 (1)	285,233	$456	February 29, 2016 (1)
March 1, 2016 - March 31, 2016	-	$—	—

(1)	Distribution was made with respect to the three months ended December 31, 2015.

No proceeds were received as consideration for the issuance of the PIK Class A Units. The PIK Class A Units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information regarding the Class A Preferred Units, see Note 14, “Members’ Equity/Partners’ Capital” to unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

The following table provides information relating to our purchase of our common units in the first quarter of 2016.

Period	Total Number of Common Units Purchased	Average Price Paid

January 1, 2016 - January 31, 2016	120,751	$13.17
February 1, 2016 - February 29, 2016	74,784	$13.59
March 1, 2016 - March 31, 2016	42,665	$13.20

Total	238,200	$13.31

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of our common units for the first quarter 2016

Item 6. Exhibits

(a)	The following documents are filed as a part of this Quarterly Report on Form 10-Q:

1.Financial Statements:

Condensed Consolidated Statements of Operations– Sanchez Production Partners LP and subsidiaries for the three months ended March 31, 2016 and March 31, 2015

Condensed Consolidated Balance Sheets – Sanchez Production Partners LP and subsidiaries at March 31, 2016 and December 31, 2015

Condensed Consolidated Statements of Cash Flows – Sanchez Production Partners LP and subsidiaries for the three months ended March 31, 2016 and March 31, 2015

Condensed Consolidated Statements of Changes in Members’ Equity/Partners’ Capital – Sanchez Production Partners LP and subsidiaries for the year ended December 31, 2015 and the three months ended March 31, 2016

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

SANCHEZ PRODUCTION PARTNERS LP (REGISTRANT) BY: Sanchez Production Partners GP LLC, its general partner

Date: May 16, 2016	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer, Treasurer and Secretary