Form 10-Q
period 2016-09-30
Sanchez Production Partners LP
filed 2016-11-01
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Common units outstanding as of October 28, 2016: Approximately 4,429,915 units.

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
•

the realized benefits of our transactions with Sanchez Energy Corporation (“SN”), including previous and pending production asset acquisitions, the Western Catarina Midstream Acquisition and the acquisition of a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”) and Carnero Processing LLC, (“Carnero Processing”);

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Natural gas sales	$4,434	$5,730	$8,709	$15,946
Oil sales	2,159	19,501	4,746	25,104
Natural gas liquids sales	264	394	784	1,280
Gathering and transportation sales	12,997	—	41,130	—
Total revenues	19,854	25,625	55,369	42,330
Expenses:
Operating expenses:
Lease operating expenses	2,767	5,194	11,918	15,452
Transportation operating expenses	3,111	—	9,179	—
Cost of sales	99	139	292	469
Production taxes	290	443	837	1,396
General and administrative	6,286	7,301	16,983	18,206
Unit compensation expense	90	75	1,619	2,463
(Gain) loss on sale of assets	219	2	219	(111)
Depreciation, depletion and amortization	7,507	2,851	20,824	9,050
Asset impairments	—	937	1,309	84,664
Accretion expense	271	265	901	782
Total operating expenses	20,640	17,207	64,081	132,371
Other expense (income)
Interest expense, net	1,543	672	3,545	2,440
Gain on embedded derivatives	(30,012)	—	(43,204)	—
Earnings from equity investments	(1,124)	(48)	(1,136)	(2)
Other expense (income)	—	(4)	(49)	50
Total other expenses (income)	(29,593)	620	(40,844)	2,488
Total (income) expenses	(8,953)	17,827	23,237	134,859
Income (loss) before income taxes	28,807	7,798	32,132	(92,529)
Income tax expense	—	3	—	3
Net income (loss)	28,807	7,795	32,132	(92,532)
Less:
Preferred unit paid-in-kind distributions	—	(445)	—	(969)
Preferred unit distributions	(12,250)	—	(29,750)	—
Preferred unit amortization	(6,608)	—	(20,379)	—
Net income (loss) attributable to common unitholders	$9,949	$7,350	$(17,997)	$(93,501)
Income (loss) per unit
Net income (loss) per unit prior to conversion(1)
Class A units - Basic and diluted	$—	$—	$—	$(0.38)
Class B units - Basic and diluted	$—	$—	$—	$(0.31)
Weighted Average Units Outstanding prior to conversion(1)
Class A units - Basic and diluted	—	—	—	48,451
Class B units - Basic and diluted	—	—	—	2,879,163
Net income (loss) per unit after conversion(1)
Common units - Basic	$2.49	$2.33	$(5.06)	$(29.83)
Common units - Diluted	$1.21	$0.55	$(5.06)	$(29.83)
Weighted Average Units Outstanding after conversion(1)
Common units - Basic	3,998,209	3,124,004	3,556,675	3,103,608
Common units - Diluted	23,771,370	14,074,856	3,556,675	3,103,608

(1) Amounts adjusted for 1-for-10 reverse split completed August 3, 2015.  See Note 15.

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	September 30,	December 31,
ASSETS	2016	2015
	(Unaudited)
Current assets
Cash and cash equivalents	$601	$6,571
Restricted cash	—	600
Accounts receivable	1,183	2,461
Accounts receivable - related entities	6,540	1,515
Prepaid expenses	2,249	744
Fair value of derivative instruments	5,095	21,010
Total current assets	15,668	32,901
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	732,160	732,088
Gathering and transportation assets	148,070	147,479
Material and supplies	1,056	1,056
Less accumulated depreciation, depletion, amortization, accretion and impairments	(672,694)	(653,569)
Oil and natural gas properties and equipment, net	208,592	227,054
Other assets
Intangible assets, net	189,177	199,741
Fair value of derivative instruments	6,269	10,008
Equity investment	45,299	642
Other non-current assets	836	954
Total assets	$465,841	$471,300

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,366	$7,288
Accounts payable and accrued liabilities - related entities	3,795	1,035
Royalties payable	577	689
Total current liabilities	6,738	9,012
Other liabilities
Asset retirement obligation	13,298	20,364
Embedded derivatives	149,873	193,077
Long-term debt, net of debt issuance costs	144,199	104,909
Other liabilities	4,270	—
Total other liabilities	311,640	318,350
Total liabilities	318,378	327,362
Commitments and contingencies (See Note 11)
Mezzanine equity
Class B preferred units, 19,444,445 units issued and outstanding as of September 30, 2016 and December 31, 2015	196,372	172,111
Partners' capital (deficit)
Class A preferred units, zero units issued and outstanding as of September 30, 2016 and 11,409,131 units issued and outstanding as of December 31, 2015	—	17,112
Common units, 4,429,915 units issued and outstanding as of September 30, 2016 and 3,240,812 units issued and outstanding as of December 31, 2015	(48,909)	(45,285)
Total partners' deficit	(48,909)	(28,173)
Total liabilities and partners' capital	$465,841	$471,300

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$32,132	$(92,532)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization	11,341	9,050
Amortization of debt issuance costs	377	413
Revisions to asset retirement obligation included in DD&A	(862)	—
Asset impairments	1,309	84,664
Accretion of plugging and abandonment liability	901	782
Distributions (return on investment) from equity investments	750	—
Equity earnings in affiliate	(1,135)	(2)
Bad debt expense	35	122
(Gain)/Loss from disposition of property and equipment	210	(111)
Total mark-to-market on commodity derivative contracts	2,664	(16,256)
Cash mark-to-market settlements on commodity derivative contracts	17,361	13,441
Cash settlements on terminated commodity derivatives	3,197	—
Premiums paid on derivative contracts	(3,197)	—
LTIP unit compensation	2,042	2,463
Gain on embedded derivative	(43,204)	—
Amortization of intangible assets	10,345	—
Costs for plug and abandon activities	(142)	—
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	872	1,820
(Increase) decrease in accounts receivable - related entities	(5,025)	278
Increase in accounts payable - related entities	2,760	—
(Increase) decrease in prepaid expenses	(1,505)	675
(Increase) decrease in other assets	682	(867)
(Decrease) increase in accounts payable/accrued liabilities	(962)	5,195
Decrease in royalties payable	(112)	(454)
Net cash provided by operating activities	30,834	8,681
Cash flows from investing activities:
Cash paid for acquisitions	—	(81,378)
Development of oil and natural gas properties	(2,706)	(1,313)
Proceeds from sale of assets	38	470
Purchases of equity affiliate	(40,002)	60
Net cash used in investing activities	(42,670)	(82,161)
Cash flows from financing activities:
Proceeds from issuance of preferred units	(87)	17,375
Payments for offering costs	(226)	(810)
Proceeds from issuance of debt	39,000	106,000
Repayment of debt	—	(42,500)
Issuance of common units		52
Repurchase of common units under repurchase program	(2,948)	—
Units tendered by employees for tax withholdings	(140)	(618)
Distributions to unitholders	(4,815)	—
Class B preferred unit cash distributions	(24,918)	—
Debt issuance costs	—	(1,294)
Net cash provided by financing activities	5,866	78,205
Net increase (decrease) in cash and cash equivalents	(5,970)	4,725
Cash and cash equivalents, beginning of period	6,571	4,238
Cash and cash equivalents, end of period	$601	$8,963
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$(1,562)	$(149)
Acquisition of oil and natural gas properties in exchange for common units	—	2,000
Cash paid during the period for interest	(3,085)	(1,973)
Cash paid during the period for income taxes	—	(2)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity/Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Class A Units		Class B Units		Class A Preferred Units		Common Units		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Equity/Capital

Members' Equity, December 31, 2014	48,451	$1,930	2,879,258	$104,893	—	$—	—	$—	$106,823
Units tendered by employees for tax withholding	—	—	(1,557)	(21)	—	—	—	—	(21)
Net loss (January 1st - March 5th)	—	(18)	—	(905)	—	—	—	—	(923)
Members' Equity, March 5, 2015	48,451	1,912	2,877,701	103,967	—	—	—	—	105,879
Class A Units converted to common units upon limited partnership conversion	(48,451)	(1,912)	—	—	—	—	58,729	1,912	—
Class B Units converted to common units upon limited partnership conversion	—	—	(2,877,701)	(103,967)	—	—	2,877,701	103,967	—
Units tendered by employees for tax withholding	—	—	—	—	—	—	(32,269)	(597)	(597)
Unit-based compensation programs	—	—	—	—	—	—	472,972	2,454	2,454
Private placement of Class A Preferred Units, net of offering costs of $0.8 million	—	—	—	—	10,859,375	16,550	—	—	16,550
Beneficial conversion feature of Class A preferred units	—	—	—	—	—	(863)	—	863	—
Preferred unit paid-in-kind distributions	—	—	—	—	834,989	1,425	—	(1,425)	—
Issuance of common units	—	—	—	—	—	—	6,865	193	193
Common units retired via unit repurchase program	—	—	—	—	—	—	(143,185)	(2,223)	(2,223)
Common units issued for acquisition of properties	—	—	—	—	—	—	105,263	2,000	2,000
Common units received and retired for acquisition of properties	—	—	—	—	—	—	(105,263)	(1,065)	(1,065)
Cash distributions	—	—	—	—	—	—	—	(1,219)	(1,219)
Distributions - Class B preferred units	—	—	—	—	—	—	—	(14,012)	(14,012)
Net loss (March 6th - December 31st)	—	—	—	—	—	—	—	(136,133)	(136,133)
Partner's Capital (Deficit), December 31, 2015	—	—	—	—	11,694,364	17,112	3,240,813	(45,285)	(28,173)
Units tendered by employees for tax withholding	—	—	—	—	—	—	(12,227)	(140)	(140)
Units forfeited by employees	—	—	—	—	—	—	(2,000)	—	—
Unit-based compensation programs	—	—	—	—	—	—	67,627	2,042	2,042
Issuance of common units	—	—	—	—	—	—	208,761	2,398	2,398
Offering costs	—	—	—	—	—	—	—	(139)	(139)
Class A Preferred Units converted to common units	—	—	—	—	(11,694,364)	(17,112)	1,169,441	17,112	—
Common units retired via unit buyback program	—	—	—	—	—	—	(242,500)	(2,948)	(2,948)
Cash distributions to common unit holders	—	—	—	—	—	—	—	(4,815)	(4,815)
Distributions - Class B preferred units	—	—	—	—	—	—	—	(49,266)	(49,266)
Net income	—	—	—	—	—	—	—	32,132	32,132
Partner's Capital (Deficit), September 30, 2016	—	$—	—	$—	—	$—	4,429,915	$(48,909)	$(48,909)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

Organization

Sanchez Production Partners LP, a Delaware limited partnership (together with our consolidated subsidiaries “SPP”, “we”, “us”, “our” or the “Partnership”), is a publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and production assets in North America. SPP completed its initial public offering on November 20, 2006, as Constellation Energy Partners LLC (“CEP” or the “Company”). We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC (the “Manager”), the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services.  On March 6, 2015, the Company’s unitholders approved the conversion of Sanchez Production Partners LLC to a Delaware limited partnership and the name was changed to Sanchez Production Partners LP. The Manager owns the general partner of SPP and all of SPP’s incentive distribution rights.  Our common units are currently listed on the NYSE MKT under the symbol “SPP.”

Historically, our operations have consisted of the production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“SN”) and entered into a 15-year gathering and processing agreement with SN.  In July 2016, we sold a portion of our oil and gas properties in the Mid-Continent region and acquired a 50% interest in a gathering system owned by Carnero Gathering.

As a result of the acquisition of midstream assets from SN and the disposition of our oil and gas properties located in the Mid-Continent region, our financial statements beginning with the quarter ending December 31, 2015 (including those in this Form 10-Q) differ substantially from our historical financial statements, principally because a significant portion of our revenues now come from the long-term, fee-based gathering and processing agreement with SN rather than from oil and natural gas production.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of SPP and our wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  We conduct our business activities as two operating segments: (1) the midstream business and (2) the production of oil and natural gas.  Our management evaluates performance based on these two business segments.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Partnership and our subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

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

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” effective for annual and interim periods beginning after December 15, 2017. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. ASU 2016-02 updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” effective for annual and interim periods beginning after December 15, 2015. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. During the first quarter of 2016, the Partnership adopted ASU 2015-16.  Adoption of this guidance did not have a material impact on our consolidated financial statements and footnote disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance is intended to more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation requirements under International Financial Reporting Standards.  Under this new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as a separate asset as previously presented.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2015.  In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  The guidance in ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 states given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  During the first quarter of 2016, the Partnership adopted ASU 2015-03 and ASU 2015-15 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of debt issuance costs of approximately $2,091

Decrease in Debt issuance costs (Other Assets) of approximately $2,091

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. During the first quarter of 2016, the Partnership adopted ASU 2015-02.  Adoption of this guidance did not have a material impact on our consolidated financial statements and footnote disclosures.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include estimates of our reserves of oil, natural gas and NGLs; future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of commodity derivatives and fair values of assets and liabilities.  As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash.  Checks-in-transit are included in our consolidated balance sheets as accounts payable or as a reduction of cash, depending on the type of bank account the checks were drawn on.  There were no checks-in-transit reported in accounts payable as of September 30, 2016 or December 31, 2015.

Restricted Cash

As of September 30, 2016, we had no restricted cash. As of December 31, 2015, we had approximately $0.6 million of restricted cash held in escrow that related to a vendor dispute that remained in the escrow account until the dispute was resolved in March 2016.

Accounts Receivable, Net

Our accounts receivable are primarily from purchasers of oil and natural gas, gathering and transportation sales, and counterparties to our financial instruments.  Oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered.  Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted.  As of September 30, 2016 and December 31, 2015, we had an allowance for doubtful accounts receivable of $0.4 million and $0.4 million, respectively.

3. ACQUISITIONS AND DIVESTITURES

Our acquisitions are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

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

Western Catarina Midstream Acquisition

On October 14, 2015, we completed an acquisition of midstream assets located in Western Catarina, in the Eagle Ford Shale in South Texas from SN for a purchase price of $345.8 million, subject to normal and customary closing adjustments (the “Western Catarina Midstream Acquisition”).  The purchase price was funded at closing with net proceeds from the sale of Class B Preferred Units to Stonepeak Catarina Holdings LLC, an affiliate of Stonepeak Infrastructure Partners (“Stonepeak”), and available cash. Additionally, as a result of the Western Catarina Midstream Acquisition, we repurchased 105,263 common units previously held by a subsidiary of SN.

The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Fixed assets	$142,887
Contractual customer relationships	201,888
Purchase of SPP common units from SN	1,065
Fair value of assets acquired	$345,840

Carnero Gathering Transaction

On July 5, 2016, the Partnership purchased from SN and SN Midstream, LLC, a wholly-owned subsidiary of SN (“SN Midstream”), 50% of the issued and outstanding membership interests in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments (the “Carnero Gathering Transaction”). In addition, the Partnership is required to pay an earnout based on gas received at the delivery points from SN Catarina, LLC, a wholly-owned subsidiary of SN (“SN Catarina”), and other producers. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP. Carnero Gathering operates a gas gathering pipeline from an interconnection in Webb County, Texas to interconnection(s) with a gas processing facility being developed and constructed by Carnero Processing, LLC (“Carnero Processing”). See Note 10. “Investments” for additional information relating to the Carnero Gathering Transaction.

The Partnership made capital contributions to Carnero Gathering totaling $3.0 million between July 5, 2016 and September 30, 2016.

Mid-Continent Divestiture

On June 15, 2016, certain wholly-owned subsidiaries of the Partnership entered into an agreement with Gateway Resources U.S.A., Inc. (“Gateway”) to sell substantially all of the Partnership’s operated oil and gas wells, leases and other associated assets and interests in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation) (the “Mid-Continent Divestiture”) for cash consideration of $7,120, subject to adjustment for title and environmental defects, effective as of August 1, 2016 (the “Effective Time”).  In addition, Gateway agreed to assume all obligations relating to the assets arising after the Effective Time and all plugging and abandonment costs relating to the assets arising prior to the Effective Time. The Partnership closed the sale of this transaction on July 15, 2016. The Partnership recorded a $0.2 million loss related to an intangible asset balance comprised of marketing contracts from the 2007 Newfield acquisition which were included in the Mid-Continent Divestiture.

Pro Forma Operating Results (Unaudited)

The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2016 and 2015 reflect the consolidated results of operations of the Partnership as if the Western Catarina Midstream Acquisition, the Carnero Gathering Transaction, and the Eagle Ford Acquisition and related financings had occurred on January 1, 2015. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, amortization of customer contract intangible assets acquired and paid-in-kind units issued in connection with the Class A Preferred Units.

The unaudited pro forma combined financial statements give effect to the events set forth below:

•	The Canero Gathering Transaction completed on July 5, 2016.
•	The Western Catarina Midstream Acquisition completed on October 14, 2015.
•	Issuance of Class B Preferred Units to finance the Western Catarina Midstream Acquisition.
•

Repurchase of common units issued to finance a portion of the Eagle Ford Acquisition as a part of the Western Catarina Midstream Acquisition, and the related effect on net income (loss) per common unit.

•	The Eagle Ford Acquisition completed on March 31, 2015.
•	The increase in borrowings under the Credit Agreement to finance a portion of the Eagle Ford Acquisition, and the related adjustments to interest expense.

•	Issuance of common units to finance a portion of the Eagle Ford Acquisition and the related effect on net income (loss) per common unit (in thousands, except per unit amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$19,854	$36,219	$55,369	$77,341
Net income (loss) attributable to common unitholders	$9,519	$(5,054)	$(16,114)	$(130,036)
Net income (loss) per unit prior to conversion
Class A units - Basic and diluted	$—	$—	$—	$(23.87)
Class B units - Basic and diluted	$—	$—	$—	$(18.99)
Net income (loss) per unit after conversion
Common units - Basic	$2.38	$(1.18)	$(4.08)	$(16.64)
Common units - Diluted	$1.21	$(1.18)	$(4.08)	$(16.64)

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Partnership would have reported had the Carnero Gathering Transaction, Western Catarina Midstream Acquisition, and Eagle Ford Acquisition and related financings been completed as of the date set forth in this unaudited pro forma combined financial information and should not be taken as indicative of the Partnership’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

Post-Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016, for the Eagle Ford Acquisition and Western Catarina Midstream Acquisition are shown in the table that follows.  As the income from the Carnero Gathering Transaction is classified under earnings from equity investments on the income statement, it is not included in operating results below.  However, earnings resulting from the Carnero Gathering Transaction were $1.3 million for the three and nine months ended September 30, 2016.  Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

	Three
	Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenues	$15,208	$47,365
Excess of revenues over direct operating expenses	$11,415	$35,086

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value Measurements at September 30, 2016
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	September 30, 2016
Derivative assets	$—	$11,364	$—	$—	$11,364
Embedded derivative	—	—	(149,873)		(149,873)
Total net assets	$—	$11,364	$(149,873)	$—	$(138,509)

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

As of September 30, 2016 and December 31, 2015, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

Fair Value on a Non-Recurring Basis

The Partnership follows the provisions of ASC Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change. Our purchase price allocation for the Eagle Ford Acquisition is presented in Note 3, ‘‘Acquisitions and Divestitures.” Fair value of oil and natural gas properties are presented in Note 7, “Oil and Natural Gas Properties.”  A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 8, ‘‘Asset Retirement Obligation.’’

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate.  We did not have any interest rate derivatives as of September 30, 2016. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

Embedded Derivative – The Partnership consummated a contract for the sale of preferred units in October 2015 which contained provisions that must be bifurcated from the contract and valued as a derivative. The embedded derivative is valued through the use of a Monte Carlo model which utilizes observable inputs, the Partnership’s unit prices at various timelines, as well as unobservable inputs related to the weighted probabilities of certain redemption scenarios. As a result, we have classified the fair value measurements of our embedded derivative as Level 3 inputs. The Partnership has marked this derivative to market as of September 30, 2016, and incurred an approximate $43.2 million gain as a result. The gain is the result in the reduction in fair value of the embedded derivative due to the decrease in unit price.

The fair value of the Partnership’s embedded derivative classified as Level 3 as of September 30, 2016 was $149.9 million. Changes in the unobservable inputs will impact the fair value measurement of the Partnership's embedded derivative contract.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's embedded derivative classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	Significant Unobservable Inputs (Level 3)
	September 30,	December 31,
	2016	2015
Beginning balance	$(193,077)	$—
Initial fair value of embedded derivative - bifurcated from mezzanine equity	—	(183,095)
Gain (loss) on embedded derivative	43,204	(9,982)
Ending balance	$(149,873)	$(193,077)

Gain (loss) included in earnings related to derivatives still held as of
September 30, 2016, and December 31, 2015	$43,204	$(9,982)

5. DERIVATIVE AND FINANCIAL INSTRUMENTS

To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we periodically enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that fix or modify the future prices to be realized.  These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations.  It is never our intention to enter into derivative contracts for speculative trading purposes. Historically, the Partnership has not paid or received premiums for put options. In September 2016, we restructured a portion of our commodity derivative portfolio by effectively liquidating certain “in-the-money” crude oil and natural gas derivative positions scheduled to settle in the fourth quarter of 2016 and using the proceeds from said liquidations, which totaled $3.2 million, to enhance the price on certain natural gas derivatives scheduled to settle in 2017.

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

As of September 30, 2016, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the Quarter Ended September 30, 2016 (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016					—	—	49,802	$48.25	49,802	$48.25
2017	57,953	$68.06	54,554	$68.06	51,570	$68.06	48,926	$68.06	213,003	$68.06
2018	56,798	$65.40	54,197	$65.40	51,851	$65.40	49,709	$65.40	212,555	$65.40
2019	52,760	$65.65	50,784	$65.65	48,960	$65.65	47,264	$65.65	199,768	$65.65
									675,128

Fixed Price Swaps—NYMEX (Henry Hub)

	For the Quarter Ended September 30, 2016 (volume in Mcfs)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016					—		505,199	$3.77	505,199	$3.77
2017	271,507	$5.72	255,669	$5.72	241,748	$5.72	229,122	$5.72	998,046	$5.72
2018	79,042	$3.58	75,404	$3.58	72,115	$3.58	69,122	$3.58	295,683	$3.58
2019	73,432	$3.62	70,648	$3.62	68,088	$3.62	65,720	$3.62	277,888	$3.62
									2,076,816

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Beginning fair value of commodity derivatives	$31,018	$22,829
Net gains (losses) on crude oil derivatives	(4,601)	22,410
Net gains on natural gas derivatives	1,937	6,148
Net settlements on derivative contracts:
Crude oil	(13,673)	(13,191)
Natural gas	(6,514)	(7,178)
Net premiums on derivative contracts	3,197	—
Ending fair value of commodity derivatives	$11,364	$31,018

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Amount of Gain (Loss) in Income
	Location of Gain	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	in Income	2016	2015	2016	2015

Commodity – Mark-to-Market	Oil sales	$(1,033)	$14,970	$(4,600)	$12,058
Commodity – Mark-to-Market	Natural gas sales	2,104	2,352	1,936	4,200
		$1,071	$17,322	$(2,664)	$16,258

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with three counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of September 30, 2016 and December 31, 2015, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Hedges Novated in the Eagle Ford Acquisition

As a part of the Eagle Ford Acquisition, we received by novation from the seller certain hedges covering approximately 90%, 85%, 85% and 80% of estimated 2016, 2017, 2018 and 2019 oil and natural gas production from the acquired assets, respectively.  The counterparty for the hedges is a lender in the Partnership’s Credit Agreement. The Partnership is responsible for all future periodic settlements of these transactions.  As of September 30, 2016, the fair value of the hedges assumed resulted in an $8.5 million asset in our condensed consolidated balance sheet.

Embedded Derivative

The Partnership consummated a contract for the sale of preferred units in October 2015 which contained provisions that must be bifurcated from the contract and valued as a derivative. The embedded derivative is valued through the use of a Monte Carlo model which utilizes observable inputs, the Partnership’s unit prices at various timelines, as well as unobservable inputs related to the weighted probabilities of certain redemption scenarios. The Partnership has marked this derivative to market as of September 30, 2016, and incurred an approximate $43.2 million gain as a result.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s embedded derivative for the quarters ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Beginning fair value of embedded derivative	$(193,077)	$—
Initial fair value of embedded derivative - bifurcated from mezzanine equity	—	(183,095)
Gain (loss) on embedded derivative	43,204	(9,982)
Ending fair value of embedded derivative	$(149,873)	$(193,077)

6. LONG-TERM DEBT

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”).  The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020.   Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own as well as various security and pledge agreements among the Partnership and certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations multiplied by 4.75 for the second quarter of 2016 and 4.5 thereafter.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of September 30, 2016, the borrowing base under the Credit Agreement was $198.7 million, and the Partnership maintained a letter of credit in favor of Carnero Gathering in the amount of $7.4 million.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the London interbank rate (“LIBOR”) plus an applicable margin between 2.25% and 3.25% per annum based on utilization or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.25% and 2.25% per annum based on utilization plus (iii) a commitment fee of 0.500% per annum based on the unutilized borrowing base.  Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly.  Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions.

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

The Credit Agreement limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the Credit Agreement, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the Credit Agreement exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by the board of directors of our general partner for the proper conduct of our business and the payment of fees and expenses.

At September 30, 2016, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

During the first quarter of 2016, the Partnership adopted ASU 2015-03 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheet as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of debt issuance costs of approximately $2,091

Decrease in Debt issuance costs, net (Other Assets) of approximately $2,091

Debt Issuance Costs

As of September 30, 2016, our unamortized debt issuance costs were $1.8 million. These costs are amortized to interest expense in our consolidated statement of operations over the life of our Credit Agreement.  At December 31, 2015, our unamortized debt issuance costs were $2.1 million.

7. OIL AND NATURAL GAS PROPERTIES

Gathering and transportation assets consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Gathering and transportation assets
Catarina midstream assets	$148,070	$147,479
Less: Accumulated depreciation, depletion, amortization	(6,571)	(1,402)
Total gathering and transportation assets	$141,499	$146,077

Oil and Natural Gas Properties We follow the successful efforts method of accounting for our oil and natural gas production activities. Leasehold acquisition costs, property acquisition and the costs of development of proved areas are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

Oil and natural gas properties consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Oil and natural gas properties and related equipment (successful efforts method)
Property costs
Proved property	$731,617	$731,548
Unproved property	42	39
Land	501	501
Total property costs	732,160	732,088
Materials and supplies	1,056	1,056
Total	733,216	733,144
Less: Accumulated depreciation, depletion, amortization and impairments	(666,123)	(652,167)
Oil and natural gas properties and equipment, net	$67,093	$80,977

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

DD&A of oil and natural gas-related assets	$2,348	$2,851	$5,310	$9,050
DD&A of gathering and transportation related assets	1,731	—	5,169	—
Total DD&A	4,079	2,851	10,479	9,050
Asset impairments	—	937	1,309	84,664
Total	$4,079	$3,788	$11,788	$93,714

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

For the three months ended September 30, 2016, we did not record any impairment charges. For the nine months ended September 30, 2016, we recorded non-cash charges of $1.3 million to impair our producing oil and natural gas properties in Texas and Louisiana acquired prior to the Eagle Ford Acquisition. For the three and nine months ended September 30, 2015, we recorded non-cash charges of $0.9 million and $84.7 million, respectively, to impair the value of our Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties acquired prior to the Eagle Ford Acquisition. The carrying values of the proved properties have a fair value of $77.2 million as of September 30, 2016, estimated using inputs characteristic of a Level 3 fair value measurement.

Asset Retirement Obligation.  As described in Note 8, estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved developed reserves using the units-of-production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Exploration and Dry Hole Costs.  Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties. All such costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. We recorded no exploration or dry hole costs for the nine months ended September 30, 2016 or 2015.

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

The following table is a reconciliation of the ARO (in thousands):

	September 30,	December 31,
	2016	2015
Asset retirement obligation, beginning balance	$20,364	$17,031
Liabilities added from acquisitions	—	3,634
Sold	(6,512)	(58)
Revisions to cost estimates	(1,313)	(1,156)
Settlements	(142)	(186)
Accretion expense	901	1,099
Asset retirement obligation, ending balance	$13,298	$20,364

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. As of September 30, 2016 and December 31, 2015, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the quarter ended September 30, 2016, obligations were sold as part of the Mid-Continent Divestiture that significantly lowered the Partnership’s future abandonment expenses. During the year ended December 31, 2015, revisions were made to the ARO liability based on recent costs incurred on abandoned wells, which were lower on average than originally projected.

9.  INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts.  The intangible assets balance includes $189.2 million related to the customer contract with SN that was entered into as part of the Western Catarina Midstream Acquisition. Pursuant to the 15-year agreement, SN tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through the gathering system, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15 year life of the agreement. As of September 30, 2016, the intangible asset balance was reduced by $0.2 million due to marketing contracts from the 2007 Newfield acquisition which were included in the Mid-Continent Divestiture.

Amortization expense for the nine months ended September 30, 2016 and 2015 was $10.3 million and $0.3 million, respectively. Intangible assets as of September 30, 2016 and December 31, 2015 are detailed below (in thousands):

	September 30,	December 31,
	2016	2015
Beginning balance	$199,741	$1,033
Additions	—	201,888
Disposals	(219)	—
Amortization	(10,345)	(3,180)
Ending balance	$189,177	$199,741

10. INVESTMENTS

On July 5, 2016, the Partnership purchased a 50% membership interest in Carnero Gathering from SN Midstream for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the date of the acquisition. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa Resources Corp. (“Targa”). During the third quarter 2016, the Partnership made approximately $3.0 million of capital contributions to the joint venture. Prior to the sale, SN Midstream had invested approximately $26.0 million in the Carnero Gathering joint venture. The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13 million.  This amount will be amortized over the contract term of fifteen years and decrease earnings from the Carnero Gathering. As part of the Carnero Gathering Transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered by other producers and processing by Carnero Processing, which will begin in 2017. This earnout is considered as contingent consideration and its estimated fair value of $4.3 million was recorded on the balance sheet as a deferred liability as of September 30, 2016.

As of September 30, 2016, the Partnership has paid approximately $40.0 million for the Carnero Gathering Transaction related to the initial payment and contributed capital. The Partnership has accounted for this investment as an equity method investment. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investment” caption in our Condensed Consolidated Balance Sheet. The Partnership recorded earnings of approximately $1.3 million in equity investments from Carnero Gathering, which was offset by $0.2 million related to the amortization of the contractual customer intangible asset for both three and nine months ended September 30, 2016. We have included these equity method earnings in the “Earnings from equity investments” line within the Condensed Consolidated Statement of Operations. On October 6, 2016, the Partnership announced a definitive agreement to purchase 50% of the membership interests of, and any remaining commitment to invest in, Carnero Processing from SN Midstream (see further discussion in Note 18, “Subsequent Events”).

11. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at Carnero Processing by other producers which will begin in 2017. This earnout has an approximate value of $4.3 million and was recorded on the balance sheet as a deferred liability as of September 30, 2016.  We did not have any other material commitments and contingencies as of September 30, 2016.

12. RELATED PARTY TRANSACTIONS

We are controlled by our general partner.  The sole member of our general partner is Manager, which has no officers. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals, acquisition, disposition and financing services.  In connection with providing services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, is paid in cash unless Manager elects for such fee to be paid in our equity.   The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both Manager and the Partnership provide notice to terminate the agreement.  During the nine months ended September 30, 2016, we expensed $4.9 million to Manager pursuant to the Services Agreement.  During the nine months ended September 30, 2015, we paid $5.3 million to Manager under the Services Agreement.

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

The Partnership has entered into a Firm Gathering and Processing Agreement with SN for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream, LLC. In addition, for the first five years of the Gathering Agreement, SN Catarina will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.

As of September 30, 2016 and December 31, 2015, the Partnership had a net receivable from related parties of $6.5 million and $1.5 million, respectively, which are included in “Accounts receivable – related entities” in the condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Partnership also had a net payable from related parties of $3.8 million and $1.0 million, respectively. The net receivables/payable as of September 30, 2016 and December 31, 2015 consist primarily of revenues receivable from oil and natural gas production, offset by costs associated with that production and obligations for general and administrative costs.

On March 31, 2015, the Partnership and SN entered into a Purchase and Sale Agreement for the Eagle Ford Acquisition for total consideration of $85.0 million. After $1.4 million in normal and customary closing adjustments, consideration paid at closing consisted of $81.6 million cash paid by us to SN and 105,263 of our common units issued to SN with an aggregate consideration value of $2.0 million. All 105,263 common units issued as consideration for the Eagle Ford Acquisition were repurchased in connection with the Western Catarina Midstream Acquisition in October 2015. See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

In October 2015, the Partnership and SN consummated the Western Catarina Midstream Acquisition for total consideration of approximately $345.8 million in cash, subject to closing and post-closing adjustments. Concurrently with the signing of the Western Catarina Midstream Acquisition purchase and sale agreement, we entered into a 15-year gas gathering and processing agreement with SN. For the nine months ended September 30, 2016, SN paid us approximately $37.4 million pursuant to the terms of the gathering and processing agreement. See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

On July 5, 2016, the Partnership entered into an agreement with SN and SN Midstream to purchase 50% of the issued and outstanding membership interests in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments. In addition, the Partnership is required to pay an earnout based on gas received at the delivery points from SN Catarina and other producers. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP. Carnero Gathering operates a gas gathering pipeline from an interconnection in Webb County, Texas to interconnection(s) with a gas processing facility being developed and constructed by Carnero Processing. The Partnership made capital contributions to Carnero Gathering totaling $3.0 million between July 5, 2016 and September 30, 2016.See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

On October 6, 2016, the Partnership entered into a Purchase and Sale Agreement with SN and SN Midstream to purchase all of SN Midstream issued and outstanding membership interests in Carnero Processing (see further discussion in Note 18, “Subsequent Events”).

On October 6, 2016, SEP Holdings IV, LLC, a wholly-owned subsidiary of the Partnership, and the Partnership entered into a Purchase and Sale Agreement with SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of SN, to purchase oil and gas properties (see further discussion in Note 18, “Subsequent Events”).

On October 6, 2016, the Partnership entered into a Purchase and Sale Agreement with SN and SN Terminal, LLC, a wholly-owned subsidiary of SN, pursuant to which the Partnership obtained an option to acquire a ground lease to which SN Terminal, LLC is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas (see further discussion in Note 18, “Subsequent Events”).

13. UNIT-BASED COMPENSATION

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

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2015	361,357	$14.18
Granted	67,627	10.35
Vested	(86,041)	11.54
Returned/Cancelled	(14,227)	15.81
Outstanding at September 30, 2016	328,716	$14.01

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

As of September 30, 2016, 235,832 common units remain available for future issuance to participants under the LTIP.

14. DISTRIBUTIONS TO UNITHOLDERS

From the second quarter of 2009 through the second quarter of 2015, we did not pay distributions on our common units.  Starting in the third quarter of 2015, the board of directors of our general partner declared distributions of Class A Preferred Units on August 10, 2015 and November 10, 2015 to holders as of August 14, 2015 and November 16, 2015, respectively. A total of 549,756 paid-in-kind units were distributed for the year ended December 31, 2015.  On November 30, 2015, we paid a cash distribution with respect to the quarter ended September 30, 2015 in the amount of $0.400 per common unit.  On February 9, 2016, we announced that the board of directors of our general partner approved a cash distribution of $0.406 per common unit for the fourth quarter of 2015.  The Partnership also declared a fourth quarter 2015 paid-in-kind distribution of 2.5% on its Class A preferred units and a fourth quarter prorated cash distribution of $0.3815 on its Class B preferred units.  The distributions were paid on February 29, 2016 to unitholders of record on February 19, 2016.  On May 10, 2016, we announced that the board of directors of our general partner approved a cash distribution of $0.4121 per common unit and $0.450 per Class B preferred unit for the first quarter of 2016.  The distributions were paid on May 31, 2016 to unitholders of record on May 20, 2016.  All Class A preferred Units were converted to common units on a one to one basis at March 31, 2016; as such, no paid-in-kind distributions were made on Class A Preferred Units for the first quarter of 2016. On August 10, 2016, we announced that the board of directors of our general partner approved a cash distribution of $0.4183 per common unit and $0.450 per Class B preferred unit for the second quarter of 2016. The distributions were paid on August 31, 2016 to unitholders of record on August 22, 2016. On October 31, 2016, we announced that the board of directors of our general partner approved a cash distribution of $0.4246 per common unit and $0.450 per Class B preferred unit for the third quarter of 2016. The distributions are payable on November 30, 2016 to unitholders of record on November 10, 2016.

15. MEMBERS’ EQUITY/PARTNERS’ CAPITAL

Outstanding Units

As of September 30, 2016, we had no Class A Preferred Units outstanding, 19,444,445 Class B Preferred Units outstanding, and 4,429,915 common units outstanding.

Common Unit Issuances

On March 31, 2016, the Partnership converted all remaining outstanding Class A Preferred Units into common units of the Partnership on a one for one basis, adjusted for the 1-for-10 unit split in August 2015.

In April 2015, we entered into an at-the-market sales agreement with MLV & Co. LLC to sell from time-to-time up to $100 million of our common units, with any proceeds from such sales to be used for general limited partnership purposes. We did not sell any common units during the nine months ended September 30, 2016.

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

Preferred Unit Issuance

Class A Preferred Unit Offerings: On March 31, 2015, the Partnership entered into a Class A Preferred Unit Purchase Agreement with the purchasers named on Schedule A thereto (collectively, the “March Purchasers”), pursuant to which the Partnership sold, and the March Purchasers purchased, 10,625,000 of the Partnership’s newly created Class A Preferred Units (the “Class A Preferred Units”) in a privately negotiated transaction for an aggregate cash purchase price of $1.60 per Class A Preferred Unit resulting in gross proceeds to the Partnership of $17 million.  The Partnership used the net proceeds of $17 million from this transaction, together with common units issued to SN, borrowings under our Credit Agreement, and available cash on hand, to pay the consideration for the Eagle Ford Acquisition.

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

Class B Preferred Unit Offering: On October 14, 2015, pursuant to that certain Class B Preferred Unit Purchase Agreement dated September 25, 2015 between the Partnership and Stonepeak Catarina Holdings LLC (the “October Purchaser”), the Partnership sold and the October Purchaser purchased 19,444,445 of the Partnership’s newly created Class B Preferred Units (the “Class B Preferred Units”) in a privately negotiated transaction for an aggregate cash purchase price of $18.00 per Class B Preferred Unit, which resulted in gross proceeds to the Partnership of $350.0 million.  The Partnership used the net proceeds to pay a portion of the consideration for the Western Catarina Midstream Acquisition, along with the payment to the October Purchaser of a fee equal to 2.25% of the consideration paid for the Class B Preferred Units.

Under the terms of our partnership agreement, commencing with the quarter ended on December 31, 2015, the Class B Preferred Units will receive a quarterly distribution, at the election of the board of directors of our general partner, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part paid-in-kind units (4.0% per annum).  In the event the Partnership did not raise at least $75.0 million through the issuance of additional common units prior to September 30, 2016 (with the conversion of the Class A Preferred Units of the Partnership counting toward such amount), the cash portion of the distribution rate increases by 4.0% per annum until the end of the quarter in which such issuance is consummated. Distributions are to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

The holders of Class B Preferred Units have the right at any time to request conversion in whole or in part of their Class B Preferred Units at the Conversion Rate, subject to the requirement to convert a minimum of $17.5 million of Class B Preferred Units.  The “Conversion Rate” is equal to the quotient of (i) the aggregate purchase price for the Class B Preferred Units plus accrued and unpaid distributions thereon, divided by (ii) the lesser of (a) the purchase price for the Class B Preferred Units and (b) the volume weighted average price for which common units are issued by the Partnership during the period beginning on the private placement closing date and ending on the date on which the Partnership has issued common units (other than issuances pursuant to the LTIP) in exchange for cash in an aggregate amount equal to at least $75 million.

The Class B Preferred Units are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following (in thousands):

	September 30,	December 31,
	2016	2015

Mezzanine equity beginning balance	$172,111	$—
Private placement of Class B Preferred Units	—	350,000
Discount	(87)	(191,901)
Amortization of discount	19,516	6,594
Distributions	29,750	7,418
Distributions paid	(24,918)	—
Total mezzanine equity	$196,372	$172,111

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

Our general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  The following table presents the weighted average basic and diluted units outstanding for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	March 6 - June 30	January 1 - March 6
	2016	2015	2016	2015	2015
Class A units - Basic	—	—	—	—	48,451
Class B Common units - Basic	—	—	—	—	2,879,163
Common units - Basic	3,998,209	3,124,004	3,556,675	3,103,608	—
Weighted Common units - Basic	3,998,209	3,124,004	3,556,675	3,103,608	2,927,613

Class A units - Diluted	—	—	—	—	48,451
Class B Common units - Diluted	—	—	—	—	2,879,163
Common units - Diluted	23,771,370	14,074,856	3,556,675	3,103,608	—
Weighted Common units - Diluted	23,771,370	14,074,856	3,556,675	3,103,608	2,927,613

At September 30, 2016, we had 328,715 common units that were restricted unvested common units granted and outstanding.  No losses were allocated to participating restricted unvested units because such securities do not have a contractual obligation to share in the Partnership’s losses.

The following table presents our basic and diluted loss per unit for the nine months ended September 30, 2016 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net loss to be allocated	$(17,997)	$(17,997)

Basic and diluted loss per unit		$(5.06)

The following table presents our basic earnings per unit for the three months ended September 30, 2016 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed income to be allocated	$9,949	$9,949

Basic earnings per unit		$2.49

The following table presents our diluted earnings per unit for the three months ended September 30, 2016 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed income to be allocated	$28,809	$28,809

Diluted earning per unit		$1.21

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

Net loss per unit increased significantly for the period from March 6, 2015 through September 30, 2015 as compared to the period from January 1, 2015 through March 5, 2015 as it included a non-cash impairment charge of $84.7 million. There was no impairment charge recorded for the period from January 1, 2015 through March 5, 2015.

16. REPORTABLE SEGMENTS

The operating segments, reported separately herein, are best defined as: (1) Midstream and (2) Production. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment.  We completed the Western Catarina Midstream Acquisition during the fourth quarter of 2015. As such, there were no Midstream segment results for the three and nine months ended September 30, 2015. The Production segment operates to produce crude oil and natural gas. These segments are broadly understood across the petroleum and petrochemical industries.

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

The following tables set forth our segment information for the periods indicated (in thousands):

	Three Months Ended September 30, 2016
	Production	Midstream	Total
Operating revenues
Natural gas sales	$4,434	$—	$4,434
Oil sales	2,159	—	2,159
Natural gas liquids sales	264	—	264
Gathering and transportation sales	—	12,997	12,997
Total operating revenues	6,857	12,997	19,854

Operating expenses:
Lease operating expenses	2,651	116	2,767
Transportation operating expenses	—	3,111	3,111
Cost of sales	99	—	99
Production taxes	290	—	290
General and administrative	4,778	1,508	6,286
Unit compensation expense	90	—	90
Loss on sale of assets	219	—	219
Depreciation, depletion and amortization	2,411	5,096	7,507
Accretion expense	207	64	271
Total operating expenses	10,745	9,895	20,640
Other expense (income)
Operating income (loss)	$(3,888)	$3,102	$(786)

	Three Months Ended September 30, 2015
	Production	Midstream	Total
Operating revenues
Natural gas sales	$5,730	$—	$5,730
Oil sales	19,501	—	19,501
Natural gas liquids sales	394	—	394
Gathering and transportation sales	—	—	—
Total operating revenues	25,625	—	25,625

Operating expenses:
Lease operating expenses	5,194	—	5,194
Cost of sales	139	—	139
Production taxes	443	—	443
General and administrative	7,301	—	7,301
Unit compensation expense	75	—	75
Loss on sale of assets	2	—	2
Depreciation, depletion and amortization	2,851	—	2,851
Asset impairments	937	—	937
Accretion expense	265	—	265
Total operating expenses	17,207	—	17,207

Operating income	$8,418	$—	$8,418

	Nine Months Ended September 30, 2016
	Production	Midstream	Total
Operating revenues
Natural gas sales	$8,709	$—	$8,709
Oil sales	4,746	—	4,746
Natural gas liquids sales	784	—	784
Gathering and transportation sales	—	41,130	41,130
Total operating revenues	14,239	41,130	55,369

Operating expenses:
Lease operating expenses	11,430	488	11,918
Transportation operating expenses	—	9,179	9,179
Cost of sales	292	—	292
Production taxes	837	—	837
General and administrative	12,762	4,221	16,983
Unit compensation expense	1,619	—	1,619
Loss on sale of assets	219	—	219
Depreciation, depletion and amortization	5,560	15,264	20,824
Asset impairments	1,309	—	1,309
Accretion expense	714	187	901
Total operating expenses	34,742	29,339	64,081

Operating income (loss)	$(20,503)	$11,791	$(8,712)

	Nine Months Ended September 30, 2015
	Production	Midstream	Total
Operating revenues
Natural gas sales	$15,946	$—	$15,946
Oil sales	25,104	—	25,104
Natural gas liquids sales	1,280	—	1,280
Gathering and transportation sales	—	—	—
Total operating revenues	42,330	—	42,330

Operating expenses:
Lease operating expenses	15,452	—	15,452
Cost of sales	469	—	469
Production taxes	1,396	—	1,396
General and administrative	18,206	—	18,206
Unit compensation expense	2,463	—	2,463
Gain on sale of assets	(111)	—	(111)
Depreciation, depletion and amortization	9,050	—	9,050
Asset impairments	84,664	—	84,664
Accretion expense	782	—	782
Total operating expenses	132,371	—	132,371

Operating loss	$(90,041)	$—	$(90,041)

The following table summarizes the total assets by operating segment as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
Segment Assets	2016	2015
Production	$126,773	$118,083
Midstream	339,068	353,217
Total assets	$465,841	$471,300

17. VARIABLE INTEREST ENTITIES

During the third quarter of 2016, the Partnership adopted ASU 2015-02, “Consolidation—Amendments to the Consolidation Analysis,” which introduces a separate analysis for determining if limited partnerships and similar entities are variable interest entities (“VIEs”) and clarifies the steps a reporting entity would have to take to determine whether the voting rights of stockholders in a corporation or similar entity are substantive.

As noted above in Note 10, “Investments,” the Partnership purchased a 50% membership interest in Carnero Gathering from SN Midstream for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the date of the acquisition. The Partnership determined that the Carnero Gathering joint venture is more similar to a limited partnership than a corporation. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. We concluded that the Carnero Gathering joint venture is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE’s economic performance.

The Partnership’s investment in Carnero Gathering represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Gathering joint venture is limited to the capital investment of approximately $49 million.

As of September 30, 2016, the Partnership had invested approximately $40 million in Carnero Gathering and the Partnership had issued a letter of credit for the remaining commitment to invest approximately $7.4 million, which compares to the remaining capital commitments of approximately $4.4 million as of September 30, 2016. As of September 30, 2016, no debt has been incurred by Carnero Gathering. We have included this VIE in the “Other Liabilities” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Capital investments	$40,002	$—
Earnings in equity investments	1,135	—
Distributions received	(750)	—
Estimated earnout accrued	4,270	—
Equity in equity investments	$44,657	$—

	September 30,	December 31,
	2016	2015
Equity in equity investments	$44,657	$—
Guarantees of capital investments	4,377	—
Maximum exposure to loss	$49,034	$—

18. SUBSEQUENT EVENTS

On October 31, 2016, the board of directors of the general partner of the Partnership declared cash distributions of $0.4246 per common unit and $0.45 per Class B preferred unit for the third quarter of 2016.  The distributions are payable on November 30, 2016 to unitholders of record on November 10, 2016.

On October 6, 2016, the Partnership entered into a Purchase and Sale Agreement with SN and SN Midstream to purchase all of SN Midstream issued and outstanding membership interests in Carnero Processing for total consideration of approximately $47.7 million, plus the assumption of approximately $32.3 million of remaining capital contribution commitments. The membership interests to be acquired constitute 50% of the outstanding membership interests in Carnero Processing, with the other 50% of the membership interests of Carnero Processing being owned by TPL SouthTex Processing Company LP. Carnero Processing is constructing a cryogenic gas processing facility located in La Salle County,Texas. Consummation of the Carnero Processing Transaction is subject to the satisfaction of customary closing conditions and is expected to close during the fourth quarter of 2016.

On October 6, 2016, SEP Holdings IV, LLC, a wholly-owned subsidiary of the Partnership, and the Partnership entered into a Purchase and Sale Agreement with SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of SN, to purchase oil and gas properties for total consideration of $27.0 million (the “Production Transaction”). After $2.1 million in normal and customary closing adjustments, consideration paid at closing is anticipated to consist of $24.9 million cash. Components of the acquisition include working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas. The transaction is expected to add approximately 700 Boe/d of production, on average, in 2017.  Based on SN’s estimation of the forward commodity pricing, as adjusted for estimated locational differences, as well as SN’s estimation of the future cost of services, as adjusted for estimated inflation, the estimated proved reserves from the producing wellbores is approximately 2,136 MBoe, of which 73% is oil, 13% natural gas liquids, and 14% natural gas.  Utilizing the Securities and Exchange Commission’s methodology for calculating reserves as set forth in Rule 4-10(a) of Regulation S-X (including based on an unweighted arithmetic average of the first-day-of-the-month price for each month within twelve months prior to the July 1, 2016 effective date of the transaction) results in estimated proved reserves from the producing wellbores of approximately 1,800 MBoe. Consummation of the Production Transaction is subject to the satisfaction of customary closing conditions and is expected to closing during the fourth quarter of 2016.

On October 6, 2016, the Partnership entered into a Purchase and Sale Agreement with SN and SN Terminal, LLC, a wholly-owned subsidiary of SN, pursuant to which the Partnership obtained an option to acquire a ground lease to which SN Terminal, LLC is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas. In addition, if SN or any of its affiliates enter into an option to engage in the construction of or participation in a Project (as defined below) and/or receive the benefit of an acreage dedication from an affiliate of SN relating to a Project, then such option and/or acreage dedication will also be assigned to the Partnership, if the Partnership exercises the Lease Option. The Partnership will pay SN Terminal, LLC $1.00 if the Lease Option is exercised, along with $250,000 if the Partnership or any other person affiliated with the Partnership constructs a marine crude storage terminal on the leased premises or within five miles thereof (a “Project”).

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

Overview

Sanchez Production Partners LP, a Delaware limited partnership (together with our consolidated subsidiaries “SPP”, “we”, “us”, “our” or the “Partnership”), is a publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and production assets in North America. We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC (the “Manager”), the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services.  Our common units are currently listed on the NYSE MKT under the symbol “SPP.”

Historically, our operations have consisted of the production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“SN”) and entered into a 15-year gathering and processing agreement with SN.  In July 2016, we sold a portion of our oil and gas properties in the Mid-Continent region and acquired a 50% interest in a gathering system owned by Carnero Gathering.

As a result of the acquisition of midstream assets from SN and the disposition of our oil and gas properties located in the Mid-Continent region, our financial statements beginning with the quarter ending December 31, 2015 (including those in this Form 10-Q) differ substantially from our historical financial statements, principally because a significant portion of our revenues now come from the long-term, fee-based gathering and processing agreement with SN rather than from oil and natural gas production.

How We Evaluate our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on the gathering system upon acquiring those assets;
•	our operating expenses; and
•	our Adjusted EBITDA, a non-GAAP financial measure (for a definition of Adjusted EBITDA please read “—Non-GAAP Financial Measures–Adjusted EBITDA”).

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

Operating Expenses

Our management seeks to maximize Adjusted EBITDA, a non-GAAP financial measure (for a definition of Adjusted EBITDA please read “—Non-GAAP Financial Measures–Adjusted EBITDA”), in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (lease operating expenses, labor, vehicle, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and gas production or the throughput volumes on the gathering system but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

 To supplement our financial results and guidance presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, in this quarterly report. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation programs; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settlements applied to future positions; and (xii) (gain) loss on embedded derivatives.

Adjusted EBITDA is a significant performance metric used by our management to indicate (prior to the establishment of any cash reserves by the board of directors of our general partner) the distributions that we would expect to pay to our unitholders. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support a quarterly distribution or any increase in our quarterly distribution rates. Adjusted EBITDA is also used as a quantitative standard by our management and by external users of our financial statements such as investors, research analysts, our lenders and others to assess: (i) the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; (ii) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; and (iii) our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure.

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. Adjusted EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$28,807	$7,795	$32,132	$(92,532)
Adjusted by:
Interest expense, net	1,543	672	3,545	2,440
Income tax expense	—	3	—	3
Depreciation, depletion and amortization	7,507	2,851	20,824	9,050
Asset impairments	—	937	1,309	84,664
Accretion expense	271	265	901	782
(Gain) loss on sale of assets	219	2	219	(111)
Unit-based compensation programs	90	75	1,619	2,463
Unit-based asset management fees	1,991	—	4,903	—
Distributions in excess of equity earnings	1,094	—	1,094	—
(Gain) loss on mark-to-market activities	6,538	(12,305)	22,852	(1,671)
Commodity derivatives settlements applied to future positions	(3,197)	—	(3,197)	—
Gain on embedded derivatives	(30,012)	—	(43,204)	—
Adjusted EBITDA	$14,851	$295	$42,997	$5,088

Significant Operational Factors

•

Production. Our production for the nine months ended September 30, 2016, was 871 MBOE, or an average of 3,177 BOE per day, compared with approximately 1,093 MBOE, or an average of 4,002 BOE per day, for the nine months ended September 30, 2015.

•

Capital Expenditures. For the nine months ended September 30, 2016, we spent approximately $2.7 million in capital expenditures, consisting of $2.1 million related to the development of Western Catarina gathering system and $0.6 million related to the development of oil and natural gas properties in the Palmetto Field in Gonzales County, Texas.  For the nine months ended September 30, 2015, we spent approximately $84.2 million in capital expenditures, consisting of $83.4 million for the purchase of oil and natural gas properties in the Palmetto Field in Gonzales County, Texas (the “Eagle Ford Properties” and such acquisition, the “Eagle Ford Acquisition”), $1.3 million in development expenditures focused on properties in Texas and Louisiana and oil completions in the Cherokee Basin, offset primarily by proceeds from the sale of assets.  These expenditures were funded with cash on hand, borrowings under our Credit Agreement and the issuance of common units as part of our consideration given in the Eagle Ford Acquisition.

•

Hedging Activities. For the nine months ended September 30, 2016, the non-cash mark-to-market loss for our commodity derivatives was approximately $22.8 million, compared to a gain of $1.7 million for the same period in 2015.

Recent Developments

On June 15, 2016, we entered into an agreement with Gateway Resources U.S.A., Inc. to sell substantially all of the Partnership’s operated oil and gas wells, leases and other associated assets and interests in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation) for cash consideration of $7,120, subject to adjustment for title and environmental defects, effective as of August 1, 2016. The partnership closed the sale of this transaction on July 15, 2016.

On July 5, 2016, the Partnership entered into an agreement with SN and SN Midstream, LLC, a wholly-owned subsidiary of SN (“SN Midstream”), to purchase 50% of the issued and outstanding membership interests in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments, of which $1.7 million was paid in July 2016 (the “Carnero Gathering Transaction”). In addition, the Partnership is required to pay an earnout based on gas received at the delivery points from SN Catarina, LLC, a wholly-owned subsidiary of SN, and other producers. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP. Carnero Gathering operates a gas gathering pipeline from an interconnection in Webb County, Texas to interconnection(s) with a gas processing facility being developed and constructed by Carnero Processing.

On October 6, 2016, the Partnership entered into a Purchase and Sale Agreement with SN and SN Midstream to purchase all of SN Midstream issued and outstanding membership interests in Carnero Processing for total consideration of approximately $47.7 million, plus the assumption of approximately $32.3 million of remaining capital contribution commitments. The membership interests to be acquired constitute 50% of the outstanding membership interests in Carnero Processing, with the other 50% of the membership interests of Carnero Processing being owned by TPL SouthTex Processing Company LP. Carnero Processing is constructing a cryogenic gas processing facility located in La Salle County,Texas. Consummation of the Carnero Processing Transaction is subject to the satisfaction of customary closing conditions and is expected to close during the fourth quarter of 2016.

On October 6, 2016, SEP Holdings IV, LLC, a wholly-owned subsidiary of the Partnership, and the Partnership entered into a Purchase and Sale Agreement with SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of SN, to purchase oil and gas properties for total consideration of $27.0 million (the “Production Transaction”). After $2.1 million in normal and customary closing adjustments, consideration paid at closing is anticipated to consist of $24.9 million cash. Components of the acquisition include working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas. The transaction is expected to add approximately 700 Boe/d of production, on average, in 2017.  Based on SN’s estimation of the forward commodity pricing, as adjusted for estimated locational differences, as well as SN’s estimation of the future cost of services, as adjusted for estimated inflation, the estimated proved reserves from the producing wellbores is approximately 2,136 MBoe, of which 73% is oil, 13% natural gas liquids, and 14% natural gas.  Utilizing the Securities and Exchange Commission’s methodology for calculating reserves as set forth in Rule 4-10(a) of Regulation S-X (including based on an unweighted arithmetic average of the first-day-of-the-month price for each month within twelve months prior to the July 1, 2016 effective date of the transaction) results in estimated proved reserves from the producing wellbores of approximately 1,800 MBoe. Consummation of the Production Transaction is subject to the satisfaction of customary closing conditions and is expected to closing during the fourth quarter of 2016.

On October 6, 2016, the Partnership entered into a Purchase and Sale Agreement with SN and SN Terminal, LLC, a wholly-owned subsidiary of SN, pursuant to which the Partnership obtained an option to acquire a ground lease to which SN Terminal, LLC is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas. In addition, if SN or any of its affiliates enter into an option to engage in the construction of or participation in a Project (as defined below) and/or receive the benefit of an acreage dedication from an affiliate of SN relating to a Project, then such option and/or acreage dedication will also be assigned to the Partnership, if the Partnership exercises the Lease Option. The Partnership will pay SN Terminal, LLC $1.00 if the Lease Option is exercised, along with $250,000 if the Partnership or any other person affiliated with the Partnership constructs a marine crude storage terminal on the leased premises or within five miles thereof (a “Project”).

 Results of Operations by Segment

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	For the Three Months Ended
	September 30,		Variance
	2016	2015
Revenues:
Gathering and transportation sales	$12,997	$—	$12,997	NM	(a)
Total gathering and transportation sales	12,997	—	12,997	NM	(a)
Operating expenses:
Lease operating expenses	116	—	116	NM	(a)
Gathering and transportation operating expenses	3,111	—	3,111	NM	(a)
General and administrative	1,508	—	1,508	NM	(a)
Depreciation, amortization and accretion expense	5,096	—	5,096	NM	(a)
Accretion expenses	64	—	64	NM	(a)
Total operating expenses	9,895	—	9,895	NM	(a)
Operating income	$3,102	$—	$3,102	NM	(a)

(a)	Variances deemed to be Not Meaningful “NM.”

Items Affecting the Comparability of Our Financial Results.  Historical results of operations for the periods presented for the Midstream segment are deemed to be not meaningful as this segment was acquired and placed into service in October 2015.  As a result, year-over-year variances are not applicable as any revenues or expenses generated from the gathering and transportation of hydrocarbons relate exclusively to the current quarter.  See Note 3. “Acquisitions and Divestitures” for additional information relating to the Western Catarina Midstream Acquisition.

Gathering and transportation sales.  We consummated the acquisition of the Western Catarina gathering system from SN and entered into the Western Catarina gathering and processing agreement with SN in October 2015.  During the three months ended September 30, 2016, SN transported average daily production through the gathering system of approximately 12.1 MBbls/d of crude oil and 175.6 MMcf/d of natural gas.

Transportation operating expenses.   Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expense for the three months ended September 30, 2016 was $3.1 million.

General and administrative expenses.    General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. Our general and administrative expenses totaled $1.5 million for the three months ended September 30, 2016.

Depreciation, amortization and accretion expense    Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 12 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation, amortization and accretion expense for the three months ended September 30, 2016 was $5.2 million.

Production Operating Results

The following tables sets forth the selected financial and operating data for the periods indicated (dollars in thousands, except for net production and average sales and costs):

	For the Three Months Ended
	September 30,		Variance
	2016	2015
Revenues:
Natural gas sales at market price	$2,781	$2,988	$(207)	(7)%
Natural gas hedge settlements	1,988	1,636	352	22%
Natural gas mark-to-market activities	116	716	(600)	(84)%
Natural gas total	4,885	5,340	(455)	(9)%
Oil sales	3,192	4,531	(1,339)	(30)%
Oil hedge settlements	5,621	3,381	2,240	66%
Oil mark-to-market activities	(6,654)	11,589	(18,243)	NM (a)
Oil total	2,159	19,501	(17,342)	(89)%
Natural gas liquids sales	264	394	(130)	(33)%
Miscellaneous income (expense)	(451)	390	(841)	NM (a)
Total revenues	6,857	25,625	(18,768)	(73)%
Operating expenses:
Lease operating expenses	2,651	5,194	(2,543)	(49)%
Cost of sales	99	139	(40)	(29)%
Production taxes	290	443	(153)	(35)%
General and administrative	4,778	7,301	(2,523)	(35)%
Unit compensation expense	90	75	15	20%
Loss on sale of assets	219	2	217	NM (a)
Depreciation, depletion and amortization	2,411	2,851	(440)	(15)%
Asset impairments	—	937	(937)	NM (a)
Accretion expenses	207	265	(58)	(22)%
Total operating expenses	10,745	17,207	(6,462)	(38)%
Operating income (loss)	$(3,888)	$8,418	$(12,306)	(146)%

(a)     Not Meaningful “NM”

	For the Three Months Ended
	September 30,		Variance
	2016	2015

Net production:
Natural gas production (MMcf)	1,024	1,481	(457)	(31)%
Oil production (MBbl)	73	94	(21)	(22)%
Natural gas liquids production (MBbl)	20	27	(7)	(26)%
Total production (MBOE)	264	367	(104)	(28)%
Average daily production (BOE/d)	2,866	3,991	(1,125)	(28)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.66	$3.12	$1.54	49%
Natural gas price per Mcf without hedge settlements	$2.72	$2.02	$0.70	35%
Oil price per Bbl with hedge settlements	$120.73	$84.56	$36.17	43%
Oil price per Bbl without hedge settlements	$43.73	$48.43	$(4.71)	(10)%
Liquid price per Bbl without hedge settlements	$13.20	$14.73	$(1.53)	(10)%
Total price per BOE with hedge settlements	$52.51	$35.21	$17.30	49%
Total price per BOE without hedge settlements	$23.65	$21.55	$2.10	10%
Average unit costs per BOE:
Field operating expenses(a)	$11.15	$15.35	$(4.21)	(27)%
Lease operating expenses	$10.05	$14.15	$(4.08)	(29)%
Production taxes	$1.10	$1.21	$(0.11)	(9)%
General and administrative expenses	$18.46	$20.09	$(1.63)	(8)%
General and administrative expenses without unit-based compensation	$18.12	$19.88	$(1.76)	(9)%
Depreciation, depletion and amortization	$9.14	$7.76	$1.38	18%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the three months ended September 30, 2016, 28% of our production was oil, 7% was NGLs and 65% was natural gas as compared to the three months ended September 30, 2015, where 26% of our production was oil, 7% was NGLs and 67% was natural gas. The production mix between the periods has remained fairly consistent and we expect this product mix to remain relatively consistent for the remainder of 2016. Combined production has decreased by 104 MBoe for the three months ended September 30, 2016, primarily due to the sale of substantially all of our operated oil and gas wells, leases and other associated assets and interests in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation) (the “Mid-Continent Divestiture”).

Oil, NGL and natural gas sales.  Unhedged oil sales decreased $1.3 million, or 30%, to $3.2 million for the three months ended September 30, 2016, compared to $4.5 million for the same period in 2015. NGL sales decreased $0.1 million, or 33%, to $0.3 million for the three months ended September 30, 2016, compared to $0.4 million for the same period in 2015. Unhedged natural gas sales decreased $0.2 million, or 7%, to $2.8 million for the three months ended September 30, 2016, compared to $3.0 million for the same period in 2015. Total decrease in oil, NGL and natural gas sales for the three months ended September 30, 2016 is due to normal production decline as well as our Mid-Continent Divestiture.

Including hedges and mark-to-market activities, our total revenue decreased $18.8 million for the three months ended September 30, 2016, compared to the same period in 2015.  This decrease was primarily the result of an $18.8 million increase in losses on mark-to-market activities, a $1.3 million decrease in oil sales, plus a $0.8 million decrease related to miscellaneous income, partially offset by a $2.2 million increase in settlements on oil derivatives.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended September 30, 2016 to the three months ended September 30, 2015 (dollars in thousands, except average sales price):

	Q3 2016	Q3 2015	Production	Q3 2015	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price(a)	due to Production
Natural gas (Mcf)	1,024	1,481	(457)	$2.02	$(922)
Oil (MMBbl)	73	94	(21)	$48.43	$(995)
Natural gas liquids (MMbl)	20	27	(7)	$14.73	$(99)
Total oil equivalent (Mboe)	264	367	(104)	$21.55	$(2,016)

(a)	Average sales prices presented represent on a per BOE basis.

	Q3 2016	Q3 2015			Revenue
	Average	Average	Average Sales	Q3 2016	Increase/(Decrease)
	Sales Price(a)	Sales Price(a)	Price Difference	Volume	due to Price
Natural gas (Mcf)	$2.72	$2.02	$0.70	1,024	$715
Oil (MMBbl)	$43.73	$48.43	$(4.71)	73	$(344)
Natural gas liquids (MMbl)	$13.20	$14.73	$(1.53)	20	$(31)
Total oil equivalent (Mboe)	$23.65	$21.55	$2.10	264	$340

(a)	Average sales prices presented represent on a per BOE basis.

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended September 30, 2016 by $0.6 million.

 Hedging activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and gas revenues.  For the three months ended September 30, 2016, the non-cash mark-to-market loss was $6.5 million, compared to a gain of $12.3 million for the same period in 2015. The 2016 non-cash losses resulted from higher future expected oil and natural gas prices on these derivative transactions. Cash settlements, including settlements receivable, for our commodity derivatives were $7.6 million for the three months ended September 30, 2016, compared to $5.0 million for the three months ended September 30, 2015.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $2.6 million, or 49%, to $2.6 million for the three months ended September 30, 2016, compared to $5.2 million during the same period in 2015.  On a per unit basis, lease operating expenses were $10.05 per BOE, for the three months ended September 30, 2016, and $14.15 per BOE for the same period in 2015. The decreased lease operating expenses per BOE for the comparative periods were primarily the result of our Mid-Continent divestiture.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit compensation expense, decreased $2.5 million, or 34%, to $4.9 million for the three months ended September 30, 2016, compared to $7.4 million for the same period in 2015. Our general and administrative expenses decreased in 2016 primarily due to a $1.6 million decrease in costs billed by the Manager as well as a $0.9 million decrease in professional fees incurred.

Our general and administrative expenses were $18.46 per BOE for the three months ended September 30, 2016, compared to $20.09 per BOE for the same period in 2015.  Excluding unit-based compensation, our general and administrative costs were $18.12 per BOE for the three months ended September 30, 2016, compared to $19.88 per BOE for the same period in 2015.  This decrease resulted from the decreased costs noted above.

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

Our depreciation, depletion and amortization expense for the three months ended September 30, 2016 was $2.4 million, or $9.14 per BOE, compared to $2.8 million, or $7.76 per BOE, for the same period in 2015. This decrease is the result of lower property values due to non-cash impairment charges previously recorded as well as increases to total proved reserves between the periods impacting the depletion rate. The increase in the per BOE expense is primarily the result of the Mid-Continent Divestiture. Our non-oil and gas properties are depreciated using the straight-line basis.

Impairment expense. For the three months ended September 30, 2016, no impairment was recorded.  During the same period in 2015, our non-cash impairment charges were $0.9 million related to our oil and natural gas fields located in the Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties.  The impairment expense recorded during the three months ended September 30, 2015 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Interest expense. Interest expense for the three months ended September 30, 2016 increased by $0.8 million, or 130%, to $1.5 million, compared to $0.7 million for the same period in 2015. This increase was due to the increase in borrowings under our Credit Agreement to finance the Carnero Gathering Transaction.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,		Variance
	2016	2015
Revenues:
Gathering and transportation sales	$41,130	$—	$41,130	NM	(a)
Total gathering and transportation sales	41,130	—	41,130	NM	(a)
Operating expenses:
Lease operating expenses	488	—	488	NM	(a)
Gathering and transportation operating expenses	9,179	—	9,179	NM	(a)
General and administrative	4,221	—	4,221	NM	(a)
Depreciation, amortization and accretion expense	15,264	—	15,264	NM	(a)
Accretion expenses	187	—	187	NM	(a)
Total operating expenses	29,339	—	29,339	NM	(a)
Operating income	$11,791	$—	$11,791	NM	(a)

(a)	Variances deemed to be Not Meaningful “NM.”

Items Affecting the Comparability of Our Financial Results.  Historical results of operations for the periods presented for the Midstream segment are deemed to be not meaningful as this segment was acquired and placed into service in October 2015.  As a result, year-over-year variances are not applicable as any revenues or expenses generated from the gathering and transportation of hydrocarbons relate exclusively to the current quarter.  See Note 3. “Acquisitions and Divestitures” for additional information relating to the Western Catarina Midstream Acquisition.

Gathering and transportation sales.  We consummated the acquisition of the Western Catarina gathering system from SN, and we entered into the Western Catarina gathering and processing agreement with SN, in October 2015.  During the nine months ended September 30, 2016, SN transported average daily production through the gathering system of approximately 13.4 MBbls/d of crude oil and 185.5 MMcf/d of natural gas.

Transportation operating expenses.   Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expense for the nine months ended September 30, 2016 was $9.2 million.

General and administrative expenses.    General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. Our general and administrative expenses for the nine months ended September 30, 2016 was $4.2 million.

Depreciation, amortization and accretion expense    Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 12 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation, amortization and accretion expense for the nine months ended September 30, 2016 was $15.3 million.

Production Operating Results

The following tables sets forth the selected financial and operating data for the periods indicated (dollars in thousands, except net production and average sales and costs):

	For the Nine Months Ended
	September 30,		Variance
	2016	2015
Revenues:
Natural gas sales at market price	$7,289	$9,825	$(2,536)	(26)%
Natural gas hedge settlements	6,514	5,054	1,460	29%
Natural gas mark-to-market activities	(4,578)	(854)	(3,724)	NM (a)
Natural gas total	9,225	14,025	(4,800)	(34)%
Oil sales	9,347	13,046	(3,699)	(28)%
Oil hedge settlements	13,673	9,533	4,140	43%
Oil mark-to-market activities	(18,274)	2,525	(20,799)	NM (a)
Oil total	4,746	25,104	(20,358)	(81)%
Natural gas liquid sales	784	1,280	(496)	(39)%
Miscellaneous income	(516)	1,921	(2,437)	(127)%
Total revenues	14,239	42,330	(28,091)	(66)%
Operating expenses:
Lease operating expenses	11,430	15,452	(4,022)	(26)%
Cost of sales	292	469	(177)	(38)%
Production taxes	837	1,396	(559)	(40)%
General and administrative	12,762	18,206	(5,444)	(30)%
Unit compensation expense	1,619	2,463	(844)	(34)%
Gain on sale of assets	219	(111)	330	NM (a)
Depreciation, depletion and amortization	5,560	9,050	(3,490)	(39)%
Asset impairments	1,309	84,664	(83,355)	(98)%
Accretion expenses	714	782	(68)	(9)%
Total operating expenses	34,742	132,371	(97,629)	(74)%
Operating loss	$(20,503)	$(90,041)	$69,538	(77)%

(a)     Not Meaningful “NM.”

	For the Nine Months Ended
	September 30,		Variance
	2016	2015

Net production:
Natural gas production (Mcf)	3,405	4,605	(1,200)	(26)%
Oil production (MBbl)	242	250	(8)	(3)%
Natural gas liquids production (MBbl)	61	75	(14)	(18)%
Total production (MBOE)	871	1,093	(222)	(19)%
Average daily production (BOE/d)	3,177	4,002	(825)	(21)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.05	$3.23	$0.82	25%
Natural gas price per Mcf without hedge settlements	$2.14	$2.13	$0.01	0%
Oil price per Bbl with hedge settlements	$95.12	$90.43	$4.69	5%
Oil price per Bbl without hedge settlements	$38.62	$52.25	$(13.63)	(26)%
Liquid price per Bbl without hedge settlements	$12.85	$17.03	$(4.18)	(25)%
Total price per BOE with hedge settlements	$43.20	$35.46	$7.74	22%
Total price per BOE without hedge settlements	$20.01	$22.11	$(2.10)	(9)%
Average unit costs per BOE:
Field operating expenses (a)	$13.96	$15.42	$(1.46)	(9)%
Lease operating expenses	$13.00	$14.14	$(1.15)	(8)%
Production taxes	$0.96	$1.28	$(0.32)	(25)%
General and administrative expenses	$16.52	$18.92	$(2.40)	(13)%
General and administrative expenses without unit-based compensation	$14.66	$16.67	$(2.01)	(12)%
Depreciation, depletion and amortization	$6.39	$8.28	$(1.89)	(23)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the nine months ended September 30,  2016, 28% of our production was oil, 7% was NGLs and 65% was natural gas as compared to the nine months ended September 30, 2015, where 23% of our production was oil, 7% was NGLs and 70% was natural gas. The amount of oil as a percentage of total production has increased during the nine months ended September 30, 2016 due to the addition of production from the Eagle Ford Properties acquired on March 31, 2015, which are significantly more weighted towards oil than our previous asset base. We expect this product mix to remain relatively consistent for the remainder of 2016. For the nine months ended September 30, 2016, combined production decreased 0.2 MBoe when compared to the comparative period primarily due to our Mid-Continent Divestiture.

Oil, NGL and natural gas sales. Unhedged oil sales decreased $3.7 million, or 28%, to $9.3 million for the nine months ended September 30, 2016, compared to $13.0 million for the same period in 2015. NGL sales decreased $0.5 million, or 39%, to $0.8 million for the nine months ended September 30, 2016, compared to $1.3 million for the same period in 2015. Unhedged natural gas sales decreased $2.5 million, or 26%, to $7.3 million for the nine months ended September 30, 2016, compared to $9.8 million for the same period in 2015. Total decrease in oil, NGL and natural gas sales for the nine months ended September 30, 2016 is due to normal production decline as well as our Mid-Continent Divestiture.

Including hedges and mark-to-market activities, our total revenue decreased $28.1 million for the nine months ended September 30, 2016, compared to the same period in 2015.  This decrease was the result of a $24.5 million decrease in losses on oil and natural gas mark-to-market activities, a $3.5 million decrease attributable to lower market prices for all products, a $3.2 million decrease related to lower sales volumes and a $2.4 million decrease in miscellaneous income, which includes gas transmission costs and purchased gas costs. These decreases were offset by a $5.6 million increase in settlements on commodity derivatives.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (dollars in thousands, except average sales price):

	YTD 2016	2015	Production	2015	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price(a)	due to Production
Natural gas (Mcf)	3,405	4,605	(1,200)	$2.13	$(2,560)
Oil (MBbl)	242	250	(8)	$52.25	$(402)
Natural gas liquids (Mbl)	61	75	(14)	$17.03	$(241)
Total oil equivalent (Mboe)	871	1,093	(223)	$22.11	$(3,203)

(a)	Average sales prices presented represent on a per BOE basis.

	2016	2015	Average		Revenue
	Average	Average	Sales Price	2016	Increase/(Decrease)
	Sales Price(a)	Sales Price(a)	Difference	Volume	due to Price
Natural gas (Mcf)	$2.14	$2.13	$0.01	3,405	$24
Oil (MBbl)	$38.62	$52.25	$(13.62)	242	$(3,297)
Natural gas liquids (Mbl)	$12.85	$17.03	$(4.18)	61	$(255)
Total oil equivalent (Mboe)	$20.01	$22.11	$(2.10)	871	$(3,528)

(a)	Average sales prices presented represent on a per BOE basis.

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the nine months ended September 30, 2016 by $1.7 million.

 Hedging activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and gas revenues.  For the nine months ended September 30, 2016, the non-cash mark-to-market loss was $22.9 million, compared to a gain of $1.7 million for the same period in 2015. The 2016 non-cash loss resulted from higher future expected oil and natural gas prices on these derivative transactions. Cash settlements, including settlements receivable, for our commodity derivatives were $20.2 million for the nine months ended September 30, 2016, compared to $14.6 million for the nine months ended September 30, 2015.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $4.1 million, or 27%, to $11.3 million for the nine months ended September 30, 2016, compared to $15.4 million during the same period in 2015.  On a per unit basis, lease operating expenses were $13.00 per BOE, for the nine months ended September 30, 2016, and $14.14 per BOE for the same period in 2015. The decreased lease operating expenses per BOE for the comparative periods were primarily the result of our Mid-Continent divestiture.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit compensation expense, decreased $6.3 million, or 30%, to $14.4 million for the nine months ended September 30, 2016, compared to $20.7 million for the same period in 2015. Our general and administrative expenses were lower in 2016 due to a $3.5 million decrease in expenses billed from the Manager, a $2.1 million decrease in professional expenses and a $0.8 million decrease in business development costs.

Our general and administrative expenses were $16.52 per BOE for the nine months ended September 30, 2016, compared to $18.92 per BOE for the same period in 2015.  Excluding unit-based compensation, our general and administrative costs were $14.66 per BOE for the nine months ended September 30, 2016, compared to $16.67 per BOE for the same period in 2015.  This decrease resulted from the decreased costs noted above.

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

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2016 was $5.6 million, or $6.39 per BOE, compared to $9.0 million, or $8.28 per BOE, for the same period in 2015. This overall decrease is the result of lower property values due to non-cash impairment charges previously recorded as well as our Mid-Continent divestiture.  The overall expense decrease, combined with the decreased production between periods, resulted in the decrease in the per BOE expense. Our non-oil and gas properties are depreciated using the straight-line basis.

Impairment expense. For the nine months ended September 30, 2016, we recorded non-cash charges of $1.3 million to impair the value of our oil and natural gas fields located in Texas and Louisiana.  During the same period in 2015, our non-cash impairment charges were $84.7 million related to our Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties acquired prior to the Eagle Ford Acquisition. The impairment expense recorded during the nine months ended September 30, 2016 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $0.6 million in cash and cash equivalents and $49.7 million available under the $195.7 million borrowing base of our Credit Agreement in effect on such date. During the three months ended September 30, 2016, we paid approximately $1.3 million in cash for interest on borrowings under our Credit Agreement and approximately $0.1 million in cash for the commitment fee on undrawn commitments. During the nine months ended September 30, 2016, we paid approximately $2.8 million in cash for interest on borrowings under our Credit Agreement and approximately $0.3 million in cash for the commitment fee on undrawn commitments.

Our capital expenditures during the nine months ended September 30, 2016 were funded with cash on hand and borrowings under our Credit Agreement.  In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

Effective as of August 1, 2016, we sold substantially all of the Partnership’s operated oil and gas wells, leases and other associated assets and interests in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation).  As a result of this sale, we anticipate minimal drilling activities in the Mid-Continent region during the remainder of 2016, which will reduce our capital expenditures and result in a continued decline of our production in this region during the remainder of the year.

On October 6, 2016, we entered into a purchase agreement to acquire midstream assets and a purchase agreement to acquire producing wellbores for aggregate cash consideration of approximately $74.7 million plus the assumption of approximately $32.3 million of remaining capital contribution commitments. These transactions are anticipated to be consummated in the fourth quarter of 2016. The cash consideration is anticipated to come from the issuance of equity securities, cash flow from operations, cash on our balance sheet and/or borrowings under our Credit Agreement.

Credit Facility

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”).  The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020.   Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own as well as various security and pledge agreements among the Partnership and certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations multiplied by 4.75 for the second quarter of 2016 and 4.5 thereafter.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of September 30, 2016, the borrowing base under the Credit Agreement was $198.7 million, and the Partnership maintained a letter of credit in favor of Carnero Gathering in the amount of $7.4 million.

Prior to July 5, 2016, interest for borrowings under the Credit Agreement were determined by reference to (i) the London interbank rate (“LIBOR”) plus an applicable margin between 1.75% and 2.75% per annum based on utilization or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 0.75% and 1.75% per annum based on utilization plus (iii) a commitment fee between 0.375% and 0.500% per annum based on the unutilized borrowing base.

From and after July 5, 2016, interest for borrowings under the Credit Agreement are determined by reference to (i) the LIBOR plus an applicable margin between 2.25% and 3.25% per annum based on utilization or (ii) ABR plus an applicable margin between 1.25% and 2.25% per annum based on utilization plus (iii) a commitment fee of 0.500% per annum based on the unutilized borrowing base.  Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly.  Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions.

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

The Credit Agreement limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the Credit Agreement, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the Credit Agreement exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by the board of directors of our general partner for the proper conduct of our business and the payment of fees and expenses.

On July 5, 2016, the Partnership amended the Credit Agreement as follows: the pricing table was increased; certain covenants were amended to permit the Partnership to own equity interests in joint ventures (including Carnero Gathering); the Midstream Adjusted EBITDA definition was amended to include in the calculation thereof any distributions received in cash from a joint venture so long as such amount does not exceed 20% of the Midstream Adjusted EBITDA and so long as a “Trigger Event” has not occurred, which is defined to be: (i) the ownership and control of less than all of the equity interests initially owned in a joint venture, (ii) the incurrence by the joint venture of any debt other than certain permitted debt, (iii) the disposition by the joint venture of a material portion of its assets, (iv) the incurrence by the joint venture of any liens other than certain permitted liens, (v) the modification of any gathering, compressing, processing, transportation, services or other commercial agreement to which the primary revenues of the joint venture are attributable if the effect of such modification is to reduce in any material respect any minimum committed volumes or minimum committed service level thereunder, or (vi) the joint venture voluntarily filing bankruptcy; a new repayment event was added with respect to any cash or cash equivalents held by the Partnership in excess of $10.0 million (other than cash set aside to pay distributions in the next 90 days); the title requirement with respect to proved reserves was increased from 80% to 90%; the Partnership is required to pledge its equity interests in any joint venture as collateral under the Credit Agreement; the Partnership, and any of its designees to the board of a joint venture, are restricted from voting on any matter set forth in clauses (ii) through (v) of the definition of “Trigger Event” without the consent of the majority lenders; 10% availability on the entire Credit Agreement (rather than just the RBL component) is required before the Partnership can make distributions; and certain technical revisions were made.

At September 30, 2016, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of September 30, 2016, the borrowing base under our Credit Agreement was set at $195.7 million and we had $146 million of debt outstanding under the facility, leaving us with $49.7 million in unused borrowing capacity. Our Credit Agreement matures on March 31, 2020.

In May 2015, we executed an at-the-market facility that allows us to sell up to $18.6 million of common units, with any proceeds from such sales to be used for general limited partnership purposes. For the nine months ended September 30, 2016, there were no at-the market-sales of common units.

Open Commodity Hedge Position

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties. In September 2016, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil and natural gas derivatives settling in fourth quarter 2016 and enhancing natural gas derivatives to be settled in 2017.  Cash settlement receipts of approximately $3.2 million from the termination of the crude oil and natural gas derivatives were applied as premiums for the enhanced natural gas derivatives.

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

The following tables as of September 30, 2016, summarize, for the periods indicated, our hedges currently in place through December 31, 2019. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	For the Quarter Ended September 30, 2016 (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016					—	—	49,802	$48.25	49,802	$48.25
2017	57,953	$68.06	54,554	$68.06	51,570	$68.06	48,926	$68.06	213,003	$68.06
2018	56,798	$65.40	54,197	$65.40	51,851	$65.40	49,709	$65.40	212,555	$65.40
2019	52,760	$65.65	50,784	$65.65	48,960	$65.65	47,264	$65.65	199,768	$65.65
									675,128

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	For the Quarter Ended September 30, 2016 (volume in Mcfs)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2016					—		505,199	$3.77	505,199	$3.77
2017	271,507	$5.72	255,669	$5.72	241,748	$5.72	229,122	$5.72	998,046	$5.72
2018	79,042	$3.58	75,404	$3.58	72,115	$3.58	69,122	$3.58	295,683	$3.58
2019	73,432	$3.62	70,648	$3.62	68,088	$3.62	65,720	$3.62	277,888	$3.62
									2,076,816

Net Cash Provided by Operations

We had net cash flows provided by operating activities for the nine months ended September 30, 2016 of $30.8 million, compared to net cash flow provided by operating activities of $8.7 million for the same period in 2015.  This increase was primarily related to the midstream segment which contributed $41.1 million toward net income.  Cash flows provided by operations were also benefitted by a $3.9 million increase in settlements on commodity derivatives.  These increase in cash flows provided by operations was mitigated by a decrease in accrued liabilities of $6.1 million and an increase in prepaid expenses of $2.1 million, both relating to the midstream segment.

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

Net Cash Used in Investing Activities

We had net cash flows used in investing activities for the nine months ended September 30, 2016 of $42.7 million, consisting of $40.0 million related to the purchase of equity investments, and $2.7 million related to the development of oil and natural gas properties primarily in the Palmetto Field in Gonzales County.

During the nine months ended September 30, 2015, we had net cash flows used in investing activities of $82.2 million, which included $81.4 million provided as cash consideration paid in the Eagle Ford Acquisition, as well as $0.3 million in development expenditures focused on oil completions in the Cherokee Basin and $1.0 million in development expenditures focused on properties in Texas and Louisiana, offset by $0.5 million in proceeds from the sale of assets during the period.

Net Cash Provided by (Used in) Financing Activities

Net cash flows used in financing activities was $5.9 million for the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, we had borrowings under our Credit Agreement of $39.0 million.  We distributed $24.9 million and $4.8 million to Class B preferred unit holders and common unit holders respectively during the same period.  As part of our unit repurchase program, we used $2.9 million to repurchase and cancel 242,500 common units. Additionally, we paid $0.2 million in offering costs and $0.1 million related to units tendered by employees for tax withholding.

Net cash flows provided by financing activities was $78.2 million for the nine months ended September 30, 2015.  During the nine months ended September 30, 2015, we had borrowings under our Credit Agreement of $106.0 million, $42.5 million of which was paid to satisfy amounts due under our prior Credit Agreement, which was refinanced on March 31, 2015.  We received $17.4 million from the private placement of Class A Preferred Units during the period.  We also incurred $1.3 million in debt issuance costs associated with the modification of our Credit Agreement on March 31, 2015. We used $0.6 million to fund the cost of units tendered by employees for tax withholdings related to the vesting of units during the period.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through September 30, 2016, we have not suffered any significant losses with our counterparties as a result of non-performance.

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

As of September 30, 2016, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management. The Partnership has commenced a process to sell the remaining oil and gas properties in the Mid-Continent region and there is a possibility that we could incur a loss on the sale.  The remaining approximate book value of the Mid-Continent oil and gas properties is approximately $17 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SPP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2016 (the Evaluation Date). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Effective August 1, 2016, we implemented a new accounting information system. We believe the new information system enhances our internal controls over financial reporting. During the three months ended September 30, 2016, there were no other changes in SPP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, SPP’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with providing services under the Services Agreement for the second quarter of 2016, the Partnership issued 150,398 common units to SP Holdings, LLC on September 1, 2016.  See Note 12, "Related Party Transactions" for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof as a transaction by an issuer not involving a public offering.

No common units were purchased in the third quarter of 2016.

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

SANCHEZ PRODUCTION PARTNERS LP (REGISTRANT) BY: Sanchez Production Partners GP LLC, its general partner

Date: November 1, 2016	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Purchase and Sale Agreement by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP, dated July 5, 2016 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

10.2

Fourth Amendment to Third Amended and Restated Credit Agreement among Sanchez Production Partners LP, the guarantors party thereto, each of the lenders party thereto, and Royal Bank of Canada, as administrative agent and collateral agent, dated July 5, 2016 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

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