Form 10-K
period 2016-12-31
Sanchez Production Partners LP
filed 2017-03-28
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Common Units representing Limited Partner
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Aggregate market value of Sanchez Production Partners LP Common Units, without par value, held by non-affiliates as of June 30, 2016 was approximately $40,730,955 based upon NYSE MKT closing price.

Common Units outstanding on March 23, 2017: 14,153,061 common units.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

ii

COMMONLY USED DEFINED TERMS

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, the following terms have the following meanings:

“Sanchez Production Partners,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Production Partners LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.  Such terms also refer to Sanchez Production Partners LLC, our predecessor-in-interest prior to our conversion from a limited liability company to a limited partnership.

“Bbl” means a barrel of 42 U.S. gallons of oil.

“Bcf” means one billion cubic feet of natural gas.

“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

“Boe/d” means one Boe per day.

“Manager” refers to SP Holdings, LLC.

“MBbl” means one thousand barrels of crude oil or other liquid hydrocarbons.

“MBbl/d” means one thousand barrels of crude oil or other liquid hydrocarbons per day.

“MBoe” means one thousand Boe.

“Mcf” means one thousand cubic feet of natural gas.

“MMBbl” means one million barrels of crude oil or other liquid hydrocarbons.

“MMBoe” means one million Boe.

“MMBtu” means one million British thermal units.

“MMcf” means one million cubic feet of natural gas.

“MMcf/d” means one million cubic feet of natural gas per day.

“NGLs” means natural gas liquids.

“our general partner” refers to Sanchez Production Partners GP LLC, our general partner.

“Sanchez Energy” refers to Sanchez Energy Corporation (NYSE: SN) and its consolidated subsidiaries.

“SOG” refers to Sanchez Oil & Gas Corporation, an entity that provides operational support to us.

“SP Holdings” refers to SP Holdings, LLC, the sole member of our general partner.

PART I

Item 1.Business

Overview

We were formed in 2005 as a Delaware limited liability company until our conversion in 2015 into a Delaware limited partnership.  We are focused on the acquisition, development, ownership and operation of midstream and other production assets in North America.  We currently own a gathering system in the Eagle Ford Shale (the “Western Catarina gathering system”), a 50% interest in a gathering system that connects to the Western Catarina gathering system, a 50% interest in a cryogenic natural gas processing plant, reversionary working interests and other production assets in Texas, Louisiana, Oklahoma and Kansas.

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

Our Relationship with Sanchez Energy, Manager and SOG

We believe that our relationship with Sanchez Energy provides us with a strategic advantage and will continue to provide us with significant growth opportunities. As of March 23, 2017, Sanchez Energy owns approximately 17% of our outstanding common units.  Since March 2015, we have completed three midstream asset acquisitions and two working interest acquisitions from Sanchez Energy.  Pursuant to a right-of-first-offer, Sanchez Energy has agreed to offer us the right to acquire any midstream assets that it desires to sell.  However, Sanchez Energy is under no obligation to sell any assets to us or to accept any offer for its assets that we may choose to make.

We have a shared services agreement in place with Manager, which in turn has a shared services agreement in place with SOG.  SOG also has a shared services agreement in place with Sanchez Energy.  We believe that our relationships with Manager and SOG provide us with competitive advantages, including a cost-efficient means of operating our assets.  Manager is the sole member of our general partner and has an interest in us through its ownership of all of our incentive distribution rights.  Manager and SOG provide services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services.  SOG has a senior management team that averages over 20 years of industry experience and employs over 200 full-time employees, including approximately 50 technical staff and engineers.  SOG also provides us a dedicated business development team that screens approximately 150 acquisition opportunities per year.  SOG was formed in 1972 and has drilled or participated in over 3,000 wells, directly and through joint ventures, and has successfully built and operated extensive midstream and gathering assets associated with its exploration and production assets.  Since Sanchez Energy’s initial public offering in December 2011, SOG has been responsible for executing on approximately $2.2 billion in total drilling and completion budgets and has assisted in closing approximately $3.4 billion in acquisitions.  Since its inception, SOG has cultivated relationships with mineral and surface rights owners in and around South Texas and other oil and natural gas basins in North America and has compiled an extensive technological database, including more than 8,500 square miles of 3D seismic data, more than 450,000 well logs, greater than 15,000 wells of electronic documents, as well as a fully integrated suite of the latest interpretive geological software.  We plan on leveraging SOG’s extensive expertise and experience to execute on our business strategies.  While we believe that our relationships with Sanchez Energy, Manager and SOG are a significant strength, they are also a source of potential risks and conflicts.  Please read “Item 1A.  Risk Factors.”

Business Strategy

Our primary business objective is to create long-term value by generating stable and predictable cash flows that allow us to make and grow our cash distributions per unit over time through the safe and reliable operation of our assets. We plan to achieve this objective by executing the following business strategy:

•	Grow our business by acquiring fee-based midstream and production assets with minimal maintenance capital requirements and low overhead to increase unitholder value;
•	Support stable cash flows by aligning our asset base and operations with SOG’s operational platform and Sanchez Energy’s asset base;
•	Focus on stable, fixed-fee businesses;

•	Grow our business through increased throughput; and
•	Maintain financial flexibility and a strong capital structure.

Our business strategy is subject to risks, please read “Item 1A.  Risk Factors.”

Business Segments

Our business activities are conducted by two operating segments for which we provide information in our consolidated financial statements for the years ended December 31, 2016 and 2015.  These two segments are our:

midstream business, which includes the Western Catarina gathering system and our ownership interests in Carnero Processing and Carnero Gathering; and

production business, which includes oil and natural gas reserves located in the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana, as well as properties in the Mid-Continent region.

For information about our segments’ revenues, profits and losses and total assets, see Note 17. “Reporting Segments” of our Notes to Consolidated Financial Statements.

Midstream Business

Western Catarina Gathering System

In October 2015, we acquired the Western Catarina gathering system from Sanchez Energy.   The system consists of gathering assets, pipelines, processing units, compression units and other related assets in Western Catarina, which are located in Dimmit and Webb Counties, Texas and service upstream production from the Eagle Ford Shale.  The Western Catarina gathering system consists of approximately 150 miles of gathering pipelines, four main gathering and processing facilities, including stabilizers, storage tanks, compressors and dehydration units, and other related assets in Western Catarina, which are located in Dimmit and Webb Counties, Texas, and services upstream production from the Eagle Ford Shale.  The gathering pipelines range in diameter from 4 to 12 inches, with capacity of 40 MBbl/d for crude oil and NGLs, and 200 MMcf/d for natural gas.  There are four main gathering and processing facilities, which include eight stabilizers of 5,000 barrels per day, approximately 25,000 barrels of storage capacity, NGL pressurized storage, approximately 18,000 horsepower of compression and approximately 300 MMcf/d of dehydration capacity.  The gathering system is currently used solely to support the gathering, processing and transportation of crude oil, NGLs and natural gas produced by Sanchez Energy at Western Catarina.  The gathering system has crude oil interconnects with the Plains All American Pipeline header system delivered to the Gardendale terminal, and to all four takeaway pipelines to Corpus Christi, and it has natural gas interconnects with Southcross Energy Partners, L.P., Kinder Morgan, Energy Transfer Partners, L.P. and Transwestern Pipeline Company, LLC.  Pipeline capacity on the Western Catarina gathering system can be expanded through small compression projects at a nominal cost, with approximately $1.0 million in capital expenditures planned per year.

All of the revenues from the Western Catarina gathering system are currently earned from Sanchez Energy.  Pursuant to a 15-year gathering agreement, Sanchez Energy has agreed to tender all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in South Texas for processing and transportation through the Western Catarina gathering system, with the potential to tender additional volumes from production activities outside of the dedicated acreage.  During the first five years of the contract term (or through 2020), Sanchez Energy is required to meet a minimum quarterly volume delivery commitment for crude oil and natural gas, subject to certain adjustments.  In addition, Sanchez Energy is required to pay contractually agreed upon gathering and processing fees for crude oil and natural gas volumes tendered through the Western Catarina gathering system.

During the fiscal year ended December 31, 2016, Sanchez Energy transported average daily production through the gathering system of approximately 13.3 MBbl/d of crude oil and 181.5 MMcf/d of natural gas.  The average age of the Western Catarina gathering system assets is approximately 6 years, and they have an expected life of approximately 24 more years.

Carnero Gathering System

In July 2016, we purchased from Sanchez Energy a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that is 50% owned by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption by us of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of that date.  In addition, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers.  Carnero Gathering owns a total of approximately 45 miles (a portion of which remains under construction) of high pressure natural gas gathering pipelines that currently connect the Western Catarina gathering system to nearby pipelines in South Texas (the “Carnero gathering system”).  The Carnero gathering system is designed to directly connect to a cryogenic natural gas processing plant discussed below. Sanchez Energy has entered into a 15-year gathering agreement with Carnero Gathering pursuant to which Sanchez Energy is required to maintain a minimum quarterly volume delivery commitment for the first five years after the Raptor Plant (as defined below) discussed below is operational.

Carnero Processing

In November 2016, we completed the acquisition of 50% of the outstanding membership interests in Carnero Processing, LLC (“Carnero Processing”) from Sanchez Energy for aggregate cash consideration of approximately $55.5 million and the assumption of approximately $24.5 million of remaining capital contribution commitments as of that date. Carnero Processing is developing a 200MMcf/d cryogenic natural gas processing plant that is being constructed in La Salle County, Texas, which is expected to be completed in April 2017 (the “Raptor Plant”).  Carnero Processing is planning to expand the Raptor Plant to 260 MMcf/d.  The Raptor Plant is a strategic asset that we believe will allow us to capture more of the value chain from Sanchez Energy's South Texas production and realize further upside from third party volumes.

Title to Properties

Title to the Western Catarina gathering system assets falls into two categories: parcels that are owned in fee and parcels in which our interest is derived from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations.  Portions of the land on which portions of the Western Catarina gathering system are located are owned by us in fee title, and we believe that we have satisfactory title to these lands.  The remaining land on which the Western Catarina gathering system is located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors.  Our predecessors leased or owned these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership in such lands.  We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license that is held by us or to the title to any material lease, easement, right-of-way, permit or lease that have, and we believe that we have satisfactory title to all of the material leases, easements, rights-of-way, permits and licenses with respect to the Western Catarina gathering system.

Production Business

Our total estimated proved reserves at December 31, 2016, were approximately 6.9 MMBoe, approximately 100% of which were classified as proved developed, with 35% being natural gas, 14% being NGLs, and 51% being oil. At December 31, 2016, we owned approximately 840 net producing wells. Our total average proved reserve-to-production ratio is approximately 5.2 years and our portfolio decline rate is 12% to 21% based on our estimated proved reserves at December 31, 2016.

Below is a description of our operations and our oil and natural gas properties by basin at December 31, 2016:

Locations

We have oil and natural gas properties in three regions in the United States:

Eagle Ford Shale, where production during the year ended December 31, 2016 was 0.3 MMBoe and approximately 4.2 MMBoe of estimated proved reserves were held at December 31, 2016, all of which were classified as proved developed, with 71% being oil, 15% being natural gas and 14% being NGLs;

Mid-Continent region, primarily Oklahoma, where production during the year ended December 31, 2016 was 0.6 MMBoe and had approximately 1.7 MMBoe of estimated proved reserves were held at December 31, 2016, all of which were classified as proved developed with 77% being natural gas, 13% being NGLs  and 10% being oil; and

Texas and Louisiana Gulf Coast, where we had approximately 1.0 MMBoe of estimated proved reserves at December 31, 2016, all of which were classified as proved developed, with 54% being natural gas, 34% being oil and 12% being NGLs.

Operations

We do not operate any of our oil and gas properties, except in the Cherokee Basin in the Mid-Continent region, which is currently being marketed for sale.  The Eagle Ford Shale properties are operated by SOG and Marathon Oil Company. The Texas Gulf Coast properties are operated primarily by SOG.

Production Acquisition

In November 2016, we completed the acquisition of working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas (together, the “Production Acquisition”) for aggregate cash consideration of $25.6 million after $1.4 million in normal and customary closing adjustments from SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy.

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

Reserve data:	2016	2015
Estimated proved reserves:
Oil (MMBbl)	3.5	3.2
Natural gas (Bcf)	14.6	46.4
Natural gas liquids (MMBbl)	0.9	0.7
Total proved reserves (MMBoe)	6.9	11.6
Estimated proved developed reserves:
Oil (MMBbl)	3.5	3.1
Natural gas (Bcf)	14.6	46.2
Natural gas liquids (MMBbl)	0.9	0.7
Total proved developed reserves (MMBoe)	6.9	11.5
Estimated proved undeveloped reserves:
Oil (MMBbl)	—	0.1
Natural gas (Bcf)	—	0.2
Natural gas liquids (MMBbl)	—	—
Total proved undeveloped reserves (MMBoe)	—	0.1
Proved developed reserves as a percent of total reserves	100%	99%
Standardized measure ($ in millions)⁽ᵃ⁾	$49.6	$67.9

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

Our 2016 estimates of total proved reserves decreased 4.7 MMBoe from 2015 due to a 5.3 MMBoe decrease in undeveloped gas reserves in the Cherokee Basin.  The Cherokee Basin decrease was due to a combination of factors including the sale of properties (1.0 MMBoe decrease) and the decrease in proved developed non-producing and proved undeveloped (“PUD”) reserves (4.3 MMBoe decrease).  Offsetting the decrease was the acquisition of Eagle Ford Shale properties, which increased reserves by 1.3 MMboe.

As of December 31, 2016, we have no remaining PUDs in our reserves base.

The table below details the activity in our PUD locations from December 31, 2015 to December 31, 2016:

Net Volume
	Gross Locations	Net Locations	(MMBoe)
Balance as of December 31, 2015	4	4	0.1
PUDs converted to PDP by drilling	—	—	—
PUDs removed due to performance	—	—	—
PUDs removed from future drilling schedule	(4)	(4)	(0.1)
Acquisition activity	—	—	—
Extension & discovery	—	—	—
Revisions	—	—	—
Balance as of December 31, 2016	—	—	—

Excluding acquisitions, we expect to make capital expenditures related to recompletion of existing wells of approximately $0.2 million during the year ending December 31, 2017. During the year ended December 31, 2016, four PUDs were removed from the future drilling schedule due to capital priorities shifting to acquisition opportunities.

At December 31, 2016, Ryder Scott Co. LP (“Ryder Scott”), an independent oil and natural gas engineering firm, prepared estimates of all our proved reserves. At December 31, 2015, Netherland, Sewell & Associates, Inc. (“NSAI”), an independent oil and natural gas engineering firm, and Ryder Scott prepared estimates of all our proved reserves. We used NSAI’s and Ryder Scott’s estimates of our proved reserves to prepare our financial statements. NSAI and Ryder Scott maintain a degreed staff of highly competent technical personnel. The average experience level of NSAI’s technical staff of engineers, geoscientists and petro physicists exceeds 20 years, including five to 15 years with a major oil company. The engineering information presented in Ryder Scott’s report was overseen by Michael F. Stell, P.E. Mr. Stell is an experienced reservoir engineer having been a practicing petroleum engineer since 1981. He has more than 24 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Chemical Engineering from Purdue University and Master of Science degree in Chemical Engineering from University of California - Berkeley. Mr. Stell is a Registered Professional Engineer in the State of Texas. Our technical staff of engineers and geosciences professionals has an average experience level that exceeds 28 years. Our activities with NSAI and Ryder Scott are coordinated by a reservoir engineer employed by us who has approximately 36 years of experience in the oil and natural gas industry and an engineering degree from the University of Tennessee and a masters of business administration from the University of New Orleans. He is a member of the Society of Petroleum Engineers. He has prior reservoir engineering and reserves management experience at Exxon Mobil Corporation, Dominion Resources and Hilcorp Energy. He has extensive experience in managing oil and natural gas reserves processes. He serves as the key technical person reviewing the reserve reports prepared by NSAI and Ryder Scott prior to review by the audit committee of the board of directors of our general partner and approval by the board of directors of our general partner.

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and natural gas liquids and certain price and cost information for each of the periods indicated:

	For the Year Ended
	December 31,		Variance
	2016	2015
Net production:
Natural gas production (Mcf)	4,327	5,986	(1,659)	(28)%
Oil production (MBbl)	331	331	—	—
Natural gas liquids production (MBbl)	81	100	(19)	(19)%
Total production (MBoe)	1,133	1,428	(295)	(21)%
Average daily production (Boe/d)	3,096	3,913	(817)	(21)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.00	$3.23	$0.77	24%
Natural gas price per Mcf without hedge settlements	$2.40	$2.03	$0.37	18%
Oil price per Bbl with hedge settlements	$81.92	$88.65	$(6.73)	(8)%
Oil price per Bbl without hedge settlements	$40.76	$48.79	$(8.03)	(16)%
Liquid price per Bbl without hedge settlements	$14.41	$16.03	$(1.62)	(10)%
Total price per Boe with hedge settlements	$40.24	$35.18	$5.06	14%
Total price per Boe without hedge settlements	$22.11	$20.92	$1.19	6%
Average unit costs per Boe:
Field operating expenses (a)	$13.67	$15.18	$(1.51)	(10)%
Lease operating expenses	$12.64	$13.93	$(1.29)	(9)%
Production taxes	$1.03	$1.25	$(0.22)	(18)%
General and administrative expenses	$16.87	$18.28	$(1.41)	(8)%
General and administrative expenses without unit-based compensation	$15.16	$16.56	$(1.40)	(8)%
Depreciation, depletion and amortization	$5.93	$7.23	$(1.30)	(18)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Existing Wells

The following table sets forth information at December 31, 2016, relating to the existing wells in which we owned a working interest as of that date. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
	Gross	Net	Gross	Net
Operated	536	536	30	30
Non-operated	546	238	147	36
Total	1,082	774	177	66

We did not convert any proved undeveloped wells into proved producing wells in 2016.

Drilling Activity

The following sets forth information with respect to oil and natural gas wells drilled and completed by us during the years ended December 31, 2016 and 2015. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that are capable of producing commercial quantities of oil or natural gas, regardless of whether they produce a reasonable rate of return. No exploratory wells were drilled on any of our properties during the years ended December 31, 2016 or 2015.  During the year ended December 31, 2016, we recompleted 1 gross well, or approximately 0.7 net wells.  During the year ended December 31, 2015, we drilled 1 gross productive development well.  There were no wells in progress at December 31, 2016.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2016 related to our leasehold acreage.

	Developed		Undeveloped
	Acreage(a)		Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	132,700	121,042	7,745	6,185

(a)	Developed acres are acres pooled within or assigned to productive wells/units.
(b)	Undeveloped acres are acres on which wells have not been drilled or acres that have not been pooled into a productive unit.
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

Leases

Our leases are concentrated in Oklahoma (88%), Texas (8%), Kansas (2%) and Louisiana (2%). We have approximately 827 leases in the Cherokee Basin on 124,287 gross acres, or approximately 120,845 net acres. Our acreage includes areas leased under a concession agreement that we have with the Osage Nation in Osage County, Oklahoma, which provides us with the exclusive right to lease for coalbed methane on up to 560,000 acres within Osage County and the exclusive right for a period of 90 days after drilling a coalbed methane well on any such acreage to lease for oil and natural gas on such acreage. Generally, we have the right each year to elect to license up to a certain amount of acreage under the concession agreement for such year for a specified license payment, and a license must be obtained before we then lease the acreage. During the term of the concession agreement, however, we have the exclusive right to lease the acreage covered thereunder for coalbed methane unless we notify the Osage Nation in writing that we have no intention to lease any particular acreage. Our concession agreement with the Osage Nation requires drilling and completing a specified number of wells between 2005 and 2020, which we had achieved as of December 31, 2012, the most recent drilling target. We believe that the Osage Nation has granted at least two concessions for the drilling of conventional oil and natural gas on acreage which overlaps certain of the acreage covered by our earlier granted concession, and it has taken the position that we are not entitled to conventional oil and natural gas leases under the terms of our concession agreement where we have not drilled a coalbed methane well first.

The typical oil and natural gas lease agreement covering our other Cherokee Basin properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on or pooled with the leased property. In the Cherokee Basin, depending on the location of a particular well, the total lease burden on our operated properties is generally 20%, generally corresponding to an 80% net revenue interest to us, and on our non-operated properties is generally a 40% net revenue interest. We have approximately 46 leases with a gross acreage position of 3,150 acres, or approximately 737 net acres in the Central Kansas Uplift. We have no leasehold rights associated with our 83 well bores in the Woodford Shale. We have approximately 55 leases in Louisiana with a gross acreage position of 2,343 acres, or approximately 466 net acres. We have approximately 240 leases in Texas with a gross acreage position of 10,665 acres, or 5,179 net acres.

Under the oil and natural gas lease agreements covering our productive wells, such leases have generally been perpetuated beyond their stated lease term and generally will not expire unless and until associated production ceases. Such leases are said to be “held by production” and do not require us to make lease payments beyond the royalty amount stipulated by each lease. The area held by production from a particular well is typically held by lease or applied to a pooled unit for such well or as specified under state law. Barring establishment of commercial production, most of our leases not currently held by production will expire. Approximately 14% of our total net undeveloped acreage of 6,185 acres is held under leases that have remaining primary terms expiring in 2017. Of these expiration amounts in 2017, approximately 95% apply to our concession agreement with the Osage Nation. If these leases do expire, we have the exclusive right to acquire a new coalbed methane lease on any expired acreage under our concession agreement with the Osage Nation until its expiration in 2020 or any earlier termination according to its terms and conditions. The remaining expiring acreage is primarily located in Texas.

Marketing and Major Customers

We manage our oil and natural gas marketing efforts and actively monitor our credit exposure to our major customers. We currently sell our natural gas produced in the Cherokee Basin to Macquarie Cook Energy LLC; Keystone Gas Corporation; Scissortail Energy, LLC; Cotton Valley Compression, L.L.C.; Cherokee Basin Pipeline, LLC and ONEOK Energy Services Company, L.P. Our oil production in the Cherokee Basin is primarily purchased by Sunoco Partners Marketing and Terminals L.P. and Coffeyville Resources Refining and Marketing, LLC. Our natural gas production in the Woodford Shale and our oil production in the Central Kansas Uplift is marketed by the operators of our properties.  Our oil and natural gas production in the onshore Texas and Louisiana Gulf Coast region is marketed by the operators of our properties.

For the years ended December 31, 2016 and 2015, two customers accounted for 10% or more of our total revenue.  Sanchez Energy, whose earned revenues contribute exclusively to our midstream segment, accounted for 76% and 17% of total revenue for the years ended December 31, 2016 and 2015, respectively. During that same time period, Macquarie Cook Energy, LLC, whose earned revenues contribute exclusively to our production segment, accounted for approximately 6% and 17% of our total revenue, respectively.

Markets and Competition

We operate in a competitive environment for acquiring properties, marketing oil and natural gas and retaining trained personnel.  Many of our competitors have substantially greater financial, technical and personnel resources than us.  As a result, our competitors may be able to outbid us for assets, more competitively price their gathering and transportation services and oil and natural gas production, or utilize superior technical resources than our financial or personnel resources permit.  Our ability to acquire additional assets will depend on our ability to evaluate and select suitable assets and to consummate transactions in a competitive environment.

The natural gas gathering, compression, treating and transportation business is very competitive.  Upon such time that we seek to obtain other customers besides Sanchez Energy for the Western Catarina gathering system, our competitors will include other midstream companies, producers and intrastate and interstate pipelines.  Competition for volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies.

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

require the acquisition of various permits before drilling commences;

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

We currently own, lease or operate numerous properties that have been used for oil and natural gas production for a number of years.  Although we believe that operating and waste disposal practices utilized in the past with respect to these properties were typical for the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal.  In addition, these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under our control.  These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws.  Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

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

Air Emissions

The Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements.  In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources.  In October 2015, finalized rules that lower the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 parts per billion (“ppb”) to 70 ppb.  In addition, in May 2016, the EPA issued rules which define what are called “stationary sources” to resolve how sources of emissions from the crude oil and natural gas sector should be aggregated under Clean Air Act permit programs.  Compliance with these or other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines , and significantly increase our capital expenditures and operating costs, which could adversely impact our business. States can also impose air emissions limitations that are more stringent than the federal standards imposed by the EPA.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations.  Rules restricting air emissions may require a number of modifications to our operations, including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our operating results.  However, we believe that our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies.  We believe that our operations are in substantial compliance with federal and state air emission standards.

Climate Change

While the U.S. Congress has from time to time considered legislation to reduce emissions of greenhouse gases (“GHGs”), the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. In May 2016, the EPA issued new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. Furthermore, in August 2015, the EPA issued final rules outlining the Clean Power Plan (“CPP”), which was developed in accordance with the Administration’s Climate Action Plan announced the previous year. Under the CPP, carbon pollution from power plants must be reduced over 30% below 2005 levels by 2030. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and natural gas commissions.  However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices and has finalized a study of the potential environmental impacts of hydraulic fracturing activities, finding that under certain circumstances, the “water cycle” activities associated with hydraulic fracturing may impact drinking water resources.  In 2014, the EPA issued an advanced notice of proposed rulemaking under the Toxic Substances Control Act of 1976 requesting comments related to disclosure for hydraulic fracturing chemicals.  Further, the Department of the Interior has released final regulations governing hydraulic fracturing on federal and Native American oil and natural gas leases which require lessees to file for approval of well stimulation work before commencement of operations and require well operators to disclose the trade names and purposes of additives used in the fracturing fluids.  The states in which we operate have also adopted disclosure requirements related to fracturing fluids.  Legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  Currently, no states in which we utilize hydraulic fracturing have adopted these regulations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing hydraulic fracturing would impact our business.

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

Gathering System Regulation

Regulation of gathering facilities may affect certain aspects of our business and the market for our services. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily the Federal Energy Regulatory Commission (“FERC”). The FERC regulates interstate natural gas transportation rates, terms and conditions of service, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

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

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests that the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations.  In addition, the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our natural gas gathering facilities are subject to change based on future determinations by the FERC, the courts, or the U.S. Congress. If the FERC were to consider the status of an individual gathering facility is not exempt from FERC regulation and the pipeline provides interstate transportation, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the cost-based rate established by the FERC.

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

While our systems have not been regulated by the FERC under the NGA, the U.S. Congress may enact legislation or the FERC may adopt regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to further regulation. Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines, and we cannot predict what future action FERC will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas gatherers with which we compete. Failure to comply with those regulations in the future could subject us to civil penalty liability.

The Energy Policy Act of 2005 (“EPAct 2005”), amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by the FERC, and furthermore provides the FERC with additional civil penalty authority. The EPAct 2005 provided the FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and the Natural Gas Policy Act (“NGPA”).  Effective August 1, 2016, the maximum penalty increased to $1,973,970 to account for inflation.  The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. In Order No. 670, the FERC promulgated rules implementing the anti-market manipulation provision of the EPAct 2005. The rules make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to: (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction.

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

Our natural gas pipelines are subject to regulation by Pipelines and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act

of 2006 (“PIPES Act”). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas (“HCAs”).

PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

perform ongoing assessments of pipeline integrity;

identify and characterize applicable threats to pipeline segments that could impact a HCA;

improve data collection, integration and analysis;

repair and remediate pipelines as necessary; and

implement preventive and mitigating actions.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the U.S. Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs.  In October 2013, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a series of violations.  Effective August 1, 2016, these penalties were adjusted for inflation and increased to $205,638 per day, with a maximum of $2,056,380 for a series of violations.

PHMSA regularly revises its pipeline safety regulations and has published advanced notices of proposed rulemakings and notices of proposed rulemaking to solicit comments on the need for changes to its natural gas and liquid pipeline safety regulations. In the past few years, PHMSA issued advisory bulletins providing guidance on applicable regulatory requirements, including those that must be followed for the abandonment of a pipeline; aspects of overall pipeline integrity, including the need for corrosion-control systems on buried and insulated pipeline segments, to conduct in-line inspections for all threats, and to ensure in-line inspection tool findings are accurate and verified; the need of owners and operators of natural gas facilities to take appropriate steps to prevent damage to pipeline facilities from accumulated snow or ice; actions pipeline operators should consider taking to ensure the integrity of pipelines in the event of severe flooding or hurricane damage; notice of construction; flow reversal procedures; product changes and conversion; integrity management program evaluation metrics; and incident response plans. Further changes to PHMSA’s rules are expected in the future.

For example, in January 2015, the EPA unveiled a plan to cut methane emissions from the oil and natural gas sector by 40 to 45 percent by 2025, using 2012 methane emissions as a baseline. To implement that plan, in June 2016, the EPA issued a final rule amending new source performance standards for the oil and natural gas source category by setting standards for both methane and volatile organic compounds for certain equipment, processes, and activities across the source category, including equipment and processes at natural gas gathering facilities.  Also as part of that plan, the EPA called for PHMSA to propose new standards and programs to reduce methane leaks from natural gas transportation and distribution lines. In July 2015, PHMSA issued a notice of proposed rulemaking proposing, among other things, to extend operator qualification requirements to operators of certain natural gas gathering lines and to add a specific timeframe for operators’ notifications of accidents or incidents.  In January 2017, PHMSA issued a final rule adding a specific timeframe for operators’ notifications of accidents or incidents but delayed final action on the operator qualification proposals until a later date.  The final rule will be effective March 24, 2017.  In addition, in October 2015, PHMSA issued a notice of proposed rulemaking proposing changes to its hazardous liquid pipeline safety regulations, including to extend: (i) reporting requirements to all onshore or offshore, regulated or unregulated hazardous liquid gathering lines; and (ii) certain

integrity management periodic assessment and remediation requirements to regulated onshore gathering lines.    On January 13, 2017, PHMSA issued a final rule amending its regulations to impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. The final rule also significantly extends and expands the reach of certain integrity management requirements, regardless of the pipeline’s proximity to a HCA. However, this final rule remains subject to review and approval by the new administration, pursuant to a memorandum issued by the White House to heads of federal agencies. It is unclear whether the final rule will be revised and when it will be implemented. In April 2016, PHMSA issued a notice of proposed rulemaking that would expand integrity management requirements and impose new pressure requirements on currently regulated gas transmission pipelines and would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. PHMSA has not yet finalized these proposed regulations.  While we cannot predict the outcome of legislative or regulatory initiatives, such regulatory changes and any legislative changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations.

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

Our operations in Texas are subject to the rules and regulations of the TRRC, Oil & Gas Division.  Our operations in Louisiana are subject to the rules and regulations of the Louisiana Department of Natural Resources, Office of Conservation.  We believe that we are in substantial compliance with these rules and regulations.

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements should not have a material adverse impact on our financial condition and results of operations.  As of December 31, 2016, we had no accrued environmental obligations.  We are not aware of any environmental issues or claims that will require material capital expenditures or that will otherwise have a material impact on our financial position or results of operations.  However, we cannot predict how future environmental laws and regulations may impact our operations, and therefore, cannot provide assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial condition, results of operations or cash flows.

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

As of February 14, 2017, 33 employees were employed by SOG with their primary function being to provide services for us, all of which are full-time employees.

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

The risk factors in this report are grouped into the following categories:

Risks Related to Our Midstream Business;

Risks Related to Our Production Business;

Risks Related to Regulatory Compliance;

Risks Related to Financing and Credit Environment;

Risks Related to Our Cash Distributions;

Risks Related to an Investment in Us and Our Common Units; and

Tax Risks.

Risks Related to Our Midstream Business

Because all of our revenue relating to the operation of the Western Catarina gathering system, a substantial amount of the revenue that Carnero Gathering generates from the Carnero Gathering system and a substantial amount of the revenue that Carnero Processing expects to generate from the Raptor Plant upon completion are expected to be derived from Sanchez Energy, any development that materially and adversely affects Sanchez Energy’s operations, financial condition or market reputation could have a material and adverse impact on us.

We are substantially dependent on Sanchez Energy as our only current customer for utilization of the Western Catarina gathering system, and Sanchez Energy is the primary customer for utilization of the Carnero gathering system and the Raptor Plant, and we expect that a substantial majority of revenues relating to the Western Catarina gathering system, the Carnero gathering system and Raptor Plant, upon completion, will be derived from Sanchez Energy for the foreseeable future.  As a result, any event, whether in our area of operations or otherwise, that adversely affects Sanchez Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.  Accordingly, we are indirectly subject to the business risks of Sanchez Energy, including, among others:

the speculative nature of drilling wells;

a reduction in or slowing of Sanchez Energy’s development program, especially on Sanchez Energy’s Catarina asset, which would directly and adversely impact demand for our gathering and processing services;

a decline in natural gas, NGLs and oil prices, which have recently been extremely volatile and have declined rapidly;

the availability of capital on an economic basis to fund Sanchez Energy’s exploration and development activities;

Sanchez Energy’s ability to replace reserves;

Sanchez Energy’s drilling and operating risks, including potential environmental liabilities;

Sanchez Energy’s ability to finance its operations and development activities;

transportation capacity constraints and interruptions;

adverse effects of governmental and environmental regulation; and

losses from pending or future litigation.

In addition, recent lower oil, natural gas and NGL prices have caused and may further cause Sanchez Energy to record ceiling limitation impairments, which would adversely affect its future business and development.  Sanchez Energy utilizes the full cost method of accounting to account for its oil and natural gas exploration and development activities.  Under this method of accounting, a company is required on a quarterly basis to determine whether the book value of its oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after-tax present value (discounted at 10%) of the future net cash flows from the proved reserves.  Any excess of the net book value of the oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense.  Sanchez Energy recorded a full cost ceiling test impairment before income taxes of approximately $169 million and $1,365 million for the years ended December 31, 2016 and 2015, respectively.  Sanchez Energy could incur additional non-cash impairments to its full cost pool in 2017 if average prices decline.  These impairments, along with a substantial and sustained decline in oil and natural gas prices, may materially and adversely affect its future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We are subject to the risk of non-payment or non-performance by Sanchez Energy, including with respect to the Western Catarina gathering and processing agreement.  We cannot predict the extent to which Sanchez Energy’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact that such conditions would have on Sanchez Energy’s ability to execute its drilling and development program or perform under the gathering and processing agreement.  Any material non-payment or non-performance by Sanchez Energy would reduce our ability to make distributions to our unitholders.

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

The volumes that support our facilities depend on the level of production from wells connected to our facilities, which may be less than expected and will naturally decline over time.  To the extent Sanchez Energy reduces its activity or otherwise ceases to drill and complete wells, especially on its Catarina asset, revenues for our gathering and processing services will be directly and adversely affected.  In addition, volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time.  In order to maintain or increase throughput levels on our facilities, we must obtain new sources of natural gas, NGLs and oil from Sanchez Energy or other third parties.  The primary factors affecting our ability to obtain additional sources of natural gas, NGLs and oil include (i) the success of Sanchez Energy’s drilling activity in our areas of operation, (ii) Sanchez Energy’s acquisition of additional acreage and (iii) our ability to obtain additional dedications of acreage from Sanchez Energy or new dedications of acreage from other third parties.

We have no control over Sanchez Energy’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our facilities or the rate at which production from a well declines.  We have no control over Sanchez Energy or other producers or their development plan decisions, which are affected by, among other things:

the availability and cost of capital;

prevailing and projected prices for natural gas, NGLs and oil;

demand for natural gas, NGLs and oil;

levels of reserves;

geologic considerations;

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

Due to these and other factors, even if reserves are known to exist in areas served by our facilities, Sanchez Energy and other producers may choose not to develop, or be prohibited from developing, those reserves.  If reductions in development activity result in our inability to maintain the current levels of throughput on our facilities, those reductions could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

The gathering and processing agreement with Sanchez Energy contains provisions that can reduce the cash flow stability that the agreement was designed to achieve.

The gathering and processing agreement with Sanchez Energy relating to the Western Catarina gathering system is designed to generate stable cash flows for us over the life of the minimum volume commitment contract term while also minimizing direct commodity price risk.  Under the minimum volume commitment, subject to certain adjustments, Sanchez Energy has agreed to ship a minimum volume of natural gas, NGLs and oil on the Western Catarina gathering system or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the minimum volume commitment, which is the first five years of the 15-year term of the gathering and processing agreement.  In addition, the gathering and processing agreement also includes a minimum quarterly quantity, which is a total amount of natural gas, NGLs and oil that Sanchez Energy must flow on the Western Catarina gathering system (or an equivalent monetary amount) each quarter during the minimum volume commitment term.  If Sanchez Energy’s actual throughput volumes are less than its minimum volume commitment for the applicable period, it must extend the minimum volume commitment term on a nominal volume basis, but to no longer than the original five years (subject to certain exceptions), or, in some cases, make a shortfall payment to us at the end of that contract quarter, as applicable.  The amount of the shortfall payment is based on the difference between the actual throughput volume shipped, processed or offset through an extension of the minimum volume commitment term for the applicable period and the minimum volume commitment for the applicable period, multiplied by the applicable fee.  To the extent that Sanchez Energy’s actual throughput volumes are above its minimum volume commitment for the applicable period, the gathering and processing agreement contains provisions that allow Sanchez Energy to use the excess volumes as a credit to shorten the minimum volume commitment term, but to no less than four years.

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

We do not intend to obtain independent evaluations of natural gas, NGLs and oil reserves connected to the Western Catarina gathering system on a regular or ongoing basis; therefore, in the future, volumes of natural gas, NGLs and oil on the gathering system could be less than we anticipate.

We have not obtained and do not intend to obtain independent evaluations of the natural gas, NGLs and oil reserves, including those of Sanchez Energy, connected to the Western Catarina gathering system on a regular or ongoing basis.  Moreover, even if we did obtain independent evaluations of the natural gas, NGLs and oil reserves connected to the Western Catarina gathering system, such evaluations may prove to be incorrect.  Crude oil and natural gas reserve engineering requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, future production levels and operating and development costs.

Accordingly, we may not have accurate estimates of total reserves dedicated to some or all of the Western Catarina gathering system or the anticipated life of such reserves.  If the total reserves or estimated life of the reserves connected to the Western Catarina gathering system are less than we anticipate and we are unable to secure additional sources of natural gas, NGLs and oil, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to our unitholders.

Interruptions in operations at our facilities may adversely affect our operations and cash flows available for distribution to our unitholders.

Our operations depend upon the infrastructure that we have developed, constructed or acquired.  Any significant interruption at any of our facilities, or in our ability to gather, treat or process natural gas, NGLs and oil, would adversely affect our operations and cash flows available for distribution to our unitholders.  Operations at our facilities could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within our control, such as:

unscheduled turnarounds or catastrophic events at our physical plants or pipeline facilities;

restrictions imposed by governmental authorities or court proceedings;

labor difficulties that result in a work stoppage or slowdown;

a disruption in the supply of resources necessary to operate a facility;

damage to our facilities resulting from natural gas, NGLs and oil that do not comply with applicable specifications; and

inadequate transportation or market access to support production volumes, including lack of availability of pipeline capacity.

The Western Catarina gathering system is concentrated in two counties in the Eagle Ford Shale in Texas, making us vulnerable to risks associated with operating in one major geographic area.

All of the Western Catarina gathering system is located in two counties in the Eagle Ford Shale in Texas.  As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations or interruption of the processing or transportation of natural gas, NGLs or oil.

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

Part of our long-term growth strategy includes identifying additional opportunities to offer gathering, processing and transportation services to other third parties.  Our ability to increase throughput on our facilities and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties.  To the extent that we lack available capacity on our facilities for third-party volumes, we may not be able to compete effectively with third-party gathering or processing systems for additional volumes.  In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than us.  Moreover, the underlying lease for the properties on which the Western Catarina gathering system is located restricts the Western Catarina gathering system to the handling of hydrocarbons produced on the properties covered by the lease.

We may not be able to attract material third-party service opportunities.  Our efforts to attract new unaffiliated customers may be adversely affected by (i) our relationship with Sanchez Energy, certain rights that it has under applicable agreements and with respect to the Western Catarina gathering system the fact that a substantial portion of the capacity of the facility will be necessary to service Sanchez Energy’s production and development and completion schedule, (ii) the current nature of the facility, (iii) our desire to provide services pursuant to fee-based contracts and (iv) the existence of current and future dedications to other gatherers by potential third-party customers.  As a result, we may not have the capacity or ability to provide services to third parties, or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.

Increased competition from other companies that provide gathering services could have a negative impact on the demand for our services, which could adversely affect our financial results.

Our ability to renew or replace volume of throughput after the expiration of the five-year minimum volume commitment from the Western Catarina gathering and processing agreement sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors.  Our facilities compete primarily with other natural gas, NGL and oil gathering and processing systems.  Some competitors have greater financial resources than us and may now, or in the future, have access to greater supplies of natural gas, NGLs and oil than we do.  Some of these competitors may expand or construct facilities that would create additional competition for the services that we provide to Sanchez Energy or other future customers.  In addition, Sanchez Energy or other future customers may develop their own facilities instead of using our midstream assets.  Moreover, Sanchez Energy and its affiliates are not limited in their ability to compete with us outside of the dedicated areas.

All of these competitive pressures could make it more difficult for us to retain Sanchez Energy as a customer and/or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

If third-party pipelines or other midstream facilities interconnected to our facilities become partially or fully unavailable, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

Our facilities connect to other pipelines or facilities owned and operated by unaffiliated third parties.  The continuing operation of third-party pipelines, compressor stations and other midstream facilities is not within our control.  These pipelines, plants and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues.  In addition, if the costs to us to access and transport on these third-party pipelines significantly increase, our profitability could be reduced.  If any such increase in costs occurs or if any of these pipelines or other midstream facilities become unable to receive or transport natural gas, NGLs or oil, our operating margin, cash flow and ability to make cash distributions to our unitholders could be adversely affected.

We do not own all of the land on which the Western Catarina gathering system is located, which could result in disruptions to our operations.

We do not own all of the land on which the Western Catarina gathering system has been constructed, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate.  We currently have certain rights to construct and operate our pipelines on land owned by third parties for a specific period of time and may need to obtain other rights in the future from third parties and governmental agencies to continue these operations or expand the Western Catarina gathering system.  Our loss of these rights or inability to obtain additional rights, through our inability to renew or obtain right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to you.

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

Our participation in joint ventures exposes us to liability or harm to our reputation for failures of our partner.

In 2016, we purchased from Sanchez Energy a 50% equity interest in each of Carnero Gathering and Carnero Processing, each a joint venture that is 50% owned by Targa. We and Targa are jointly and severally liable for all liabilities and obligations of Carnero Gathering and Carnero Processing. If Targa fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for Targa’s shortfall. Further, if we are unable to adequately address Targa’s performance issues, Sanchez Energy, the main customer on the facilities, may terminate its agreements, which could result in legal liability to us, harm our reputation and reduce cash flows from the Carnero Gathering System and the Raptor Plant.

Risks Related to Our Production Business

Drilling for and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect our business, financial condition, results of operation, operating cash flows and any ability to pay distributions to our unitholders.

Drilling activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. Drilling for oil and natural gas can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations may be curtailed, delayed or cancelled as a result of other factors, including:

the high cost, shortages or delivery delays of drilling rigs, equipment, labor and other services;

unexpected operational events and drilling conditions;

adverse weather conditions;

facility or equipment malfunctions;

title problems;

piping, casing or cement failures;

compliance with environmental and other governmental requirements;

unusual or unexpected geological formations;

loss or damage to oilfield drilling and service tools;

loss of drilling fluid circulation;

formations with abnormal pressures;

environmental hazards, such as natural gas leaks, oil spills, compressor incidents, pipeline ruptures and discharges of toxic gases;

water pollution;

fires;

accidents or natural disasters;

blowouts, craterings and explosions;

uncontrollable flows of oil, natural gas or well fluids; and

loss or theft of data due to cyber-attacks.

Any of these events can cause increased costs or restrict the ability to drill wells and conduct operations.  Any delay in the drilling program or significant increase in costs could impact our ability to generate sufficient cash flows to operate our business.  Increased costs could include losses from personal injury or loss of life; damage to or destruction or loss of property, natural resources, equipment, and data; pollution; environmental contamination; loss of wells; and regulatory penalties.

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

Producing oil and natural gas reservoirs are characterized by declining production rates that vary based on the reservoir characteristics and other factors.  The rate of decline of our reserves and production included in our reserve report at the end of the most recently completed fiscal year will change if production from our existing wells declines in a different manner than we have estimated and may change when we make acquisitions and under other circumstances.  The rate of decline may also be greater than we have estimated due to decreased capital spending or lack of available capital to make capital expenditures.  Our future oil and natural gas reserves and production and, therefore, our cash flows and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically acquiring additional recoverable reserves, as we do not intend to drill new wells.  We may not be able to develop or acquire additional reserves to replace our current and future production at acceptable costs, which could adversely affect our business, financial condition, results of operations and ability to pay distributions to our unitholders.

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

future oil and natural gas prices;

production levels;

capital expenditures;

operating and development costs;

the effects of regulation;

the accuracy and reliability of the underlying engineering and geologic data; and

the availability of funds.

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

the actual prices that are received for oil and natural gas;

actual operating costs in producing oil and natural gas;

the amount and timing of actual production;

the amount and timing of capital expenditures;

supply of and demand for oil and natural gas; and

changes in governmental regulations or taxation.

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

Declines in oil and natural gas prices may result in our having to make substantial downward adjustments to our estimated proved reserves.  If this occurs, or if our estimates of development costs increase or production data factors change, accounting rules may require us to write-down, as a noncash charge to earnings, the carrying value of our properties for impairments.  We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method.  We are required to perform impairment tests on our assets periodically and whenever events or circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore would require a write-down.  We have incurred impairment charges in the past and may do so again in the future.  Any impairment could be substantial and have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our Credit Agreement, which in turn may adversely affect our ability to make cash distributions to our unitholders.

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

Seasonal weather conditions may adversely affect our ability to conduct production activities.

Oil and natural gas operations are often adversely affected by seasonal weather conditions, primarily during periods of severe weather or rainfall, and during periods of extreme cold. Power outages and other damages resulting from tornados, ice storms, flooding and other strong storms or weather events may prevent wells from being operated in an optimal manner. These weather conditions may reduce oil and natural gas production, which could impact or reduce our future operating cash flows.

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

Shortages of drilling rigs, supplies, oilfield services, equipment and crews could delay operations and reduce our future operating cash flows and cash available to make future investments or to pay distributions.

Higher oil and natural gas prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict the ability to conduct the operations. Any significant increase in operating costs could reduce our revenues, operating cash flows and cash available to make future investments or to pay distributions.

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

Our oil and natural gas properties may be exposed to unanticipated water disposal or processing costs.

Where water produced from properties fails to meet the quality requirements of applicable regulatory agencies or wells produce water in excess of the applicable volumetric permit limit, the wells may have to be shut in or upgraded for water handling or treatment. The costs to treat or dispose of this produced water may increase if any of the following occur:

permits cannot be renewed or obtained from applicable regulatory agencies;

water of lesser quality or requiring additional treatment is produced;

the wells produce excess water; or

new laws and regulations require water to be disposed of or treated in a different manner.

We may be unable to compete effectively with larger companies in the oil and natural gas industry, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.

The oil and natural gas industry is intensely competitive with respect to acquiring productive properties, marketing oil and natural gas and securing equipment and trained personnel, and we compete with other companies that have greater resources.  Many of our competitors are major independent oil and natural gas companies and possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more productive properties than our financial and personnel resources permit.  Our ability to acquire additional properties will be dependent on our ability to evaluate, select and finance the acquisition of suitable properties and our ability to consummate transactions in a highly competitive environment. Factors that affect our ability to acquire properties include availability of desirable acquisition targets, staff and resources to identify and evaluate properties and available funds.  Many of our larger competitors not only drill for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis.  These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit.  In addition, there is substantial competition for investment capital in the oil and natural gas industry. Our inability to compete effectively with other companies could have a material adverse effect on our business activities, financial condition and results of operations.

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

We are subject to federal, state, local and Native American tribal laws and regulations as interpreted and enforced by governmental and Native American tribal authorities possessing jurisdiction over various aspects of the production and transportation of oil and natural gas. The possibility exists that any new laws, regulations or enforcement policies could be more stringent than existing laws and could significantly increase our compliance costs. If we are not able to recover the resulting costs from insurance or through increased revenues, our ability to pay distributions to our unitholders could be adversely affected.

Our failure to obtain or maintain necessary permits could adversely affect our operations.

Our operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities and Native American tribal authorities. For example, we have a concession agreement from the Osage Nation for a substantial portion of our leases in the Cherokee Basin. Failure or delay in obtaining regulatory approvals or leases could have a material adverse effect on our ability to develop our properties. In addition, regulations regarding conservation practices and the protection of correlative rights affect our operations by limiting the quantity of oil and natural gas we may produce and sell.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by Sanchez Energy, which could reduce the throughput on our facilities and adversely impact our revenues.

A substantial portion of Sanchez Energy’s natural gas, NGLs and oil production is being developed from unconventional sources, such as shale formations.  These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface.  Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons.  Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies.  Various studies are currently underway by the EPA and other federal and state agencies concerning the potential environmental impacts of hydraulic fracturing activities.  For example, the EPA issued an advanced notice of proposed rulemaking under the Toxic Substances Control Act in 2014 requesting comments related to disclosures for hydraulic fracturing chemicals.  At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of the U.S. Congress to provide for such regulation.  We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays and process prohibitions that could reduce the volumes of liquids and natural gas that move through our facilities, which in turn could materially adversely affect our revenues and results of operations.

Sanchez Energy may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.

As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment.  Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions.  These laws and regulations may impose numerous obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations.  Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.  Private parties, including the owners of the properties through which our facilities pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage.  We may not be able to recover all or any of these costs from insurance or Sanchez Energy.  In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may interrupt our operations and limit our growth and revenues, which in turn could affect our profitability.  There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability.

The operation of our facilities also poses risks of environmental liability due to leakage, migration, releases or spills from our facilities to surface or subsurface soils, surface water or groundwater.  Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons, or solid wastes have been stored or released.  We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.  In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations.  Moreover, public interest in the protection of the environment has increased dramatically in recent years.  The trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in HCAs. The regulations require operators to:

perform ongoing assessments of pipeline integrity;

identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

improve data collection, integration and analysis;

repair and remediate the pipeline as necessary; and

implement preventive and mitigating actions.

The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas.  Effective August 1, 2016, to account for inflation, PHMSA increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $205,638 per day, with a maximum of $2,056,380 for a series of violations.  Should our facilities fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.

PHMSA has also published advanced notices of proposed rulemaking and notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations as well as advisory bulletins.  In April 2016, PHMSA issued a notice of proposed rulemaking that would expand integrity management requirements and impose new pressure requirements on currently regulated gas transmission pipelines and would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements.  In addition, in 2012, PHMSA issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure, which could result in additional requirements for the pressure testing of pipelines or the reduction of maximum operating pressures.  The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.  While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flows.  Please read “Item 1. Business—Governmental Regulation—Pipeline Safety Regulation” for more information.

Because we handle oil, natural gas and other petroleum products in our business, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations.

The operations of our wells, gathering systems, processing facilities, pipelines and other facilities are subject to stringent and complex federal, state and local environmental laws and regulations.  Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.  There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances we handle.  Certain environmental statues, including RCRA, CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released.  In addition, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.

Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, and these costs may not be recoverable from insurance.

Risks Related to Financing and Credit Environment

Our Credit Agreement has substantial restrictions and financial covenants and requires periodic borrowing base redeterminations.

We depend on our Credit Agreement for future capital needs.  The Credit Agreement restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations.  We are also required to comply with certain financial covenants and ratios.  Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flows from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels.  Our failure to comply with any of the restrictions and covenants under the Credit Agreement could result in an event of default, which could cause all of our existing indebtedness to become immediately due and payable.  Each of the following is also an event of default:

failure to pay any principal when due or any interest, fees or other amount prior to the expiration of certain grace periods;

a representation or warranty made under the loan documents or in any report or other instrument furnished thereunder is incorrect when made;

failure to perform or otherwise comply with the covenants in the Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;

any event that permits or causes the acceleration of the indebtedness;

bankruptcy or insolvency events involving us or our subsidiaries;

certain changes in control as specified in the covenants to the Credit Agreement;

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

The Credit Agreement will mature on March 31, 2020.  We may not be able to renew or replace the facility at similar borrowing costs, terms, covenants, restrictions or borrowing base, or with similar debt issue costs.

The amount available for borrowing at any one time under the Credit Agreement is limited to the separate borrowing bases associated with our oil and natural gas properties and our midstream assets.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations multiplied by 5.0 initially, 4.75 for the second full quarter after acquiring the Western Catarina gathering system and 4.5 thereafter.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.

Our Credit Agreement contains a condition to borrowing and a representation that no material adverse effect has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole.  If a material adverse effect were to occur, we would be prohibited from borrowing under the Credit Agreement and we would be in default under the Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable.

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

We may not be able to extend, replace or refinance our Credit Agreement on terms reasonably acceptable to us, or at all, which could materially and adversely affect our business, liquidity, cash flows and prospects.

Our Credit Agreement matures on March 31, 2020. We may not be able to extend, replace or refinance our existing Credit Agreement on terms reasonably acceptable to us, or at all, with our existing syndicate of banks or with replacement banks. In addition, we may not be able to access other external financial resources sufficient to enable us to repay the debt outstanding under our Credit Agreement upon its maturity. Any of the foregoing could materially and adversely affect our business, liquidity, cash flows and prospects.

Our Credit Agreement may restrict us from paying any distributions on our outstanding units.

We have the ability to pay distributions to unitholders under our Credit Agreement from available cash, including cash from borrowings under the Credit Agreement, as long as no event of default exists and provided that no distribution to unitholders may be made if the borrowings outstanding, net of available cash, under our Credit Agreement exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by the board of directors of our general partner for the proper conduct of our business and the payment of fees and expenses. Our ability to pay distributions to our unitholders in any quarter will be solely dependent on our ability to generate sufficient cash from our operations and is subject to the approval of the board of directors of our general partner.

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

We are exposed to risks of loss in the event of nonperformance by our customers, vendors, lenders in our Credit Agreement and counterparties to our hedging arrangements. Some of our customers, vendors, lenders and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Despite our credit review and analysis, we may experience financial losses in our dealings with these and other parties with whom we enter into transactions as a normal part of our business activities. Any nonpayment or nonperformance by our customers, vendors, lenders or counterparties could have a material adverse impact on our business, financial condition, results of operations or ability to pay distributions.

Our future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

We may incur substantial additional indebtedness in the future under our Credit Agreement or otherwise. Our future indebtedness could have important consequences to us, including:

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

increased cash flows required to make principal and interest payments on our indebtedness could reduce the funds that would otherwise be available to fund operations, capital expenditures, future business development or any distributions to unitholders; and

our debt level may make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

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

During periods of inflation or stagflation, our costs of doing business could increase, including increases in the variable interest rates that we pay on amounts we borrow under our Credit Agreement.  As we have hedged a large percentage of our future expected production volumes, the cash flows generated by that future hedged production will be capped. If any of our operating, administrative or capital costs were to increase as a result of inflation or any temporary or long-term increase in the cost of goods and services, such a cap could have a material adverse effect on our business, financial condition, results of operations, ability to pay distributions and the market price of our common units.

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

Higher interests rates may also increase the borrowing costs associated with our Credit Agreement. If our borrowing costs were to increase, our interest payments on our debt may increase, which would reduce the amount of cash available for our operating or capital activities or for any distribution to unitholders.

The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations, including EMIR, may adversely affect our ability to hedge risks associated with our business and our results of operations and cash flows.

The swaps regulatory provisions of the Dodd-Frank Act and the rules of the Commodity Futures Trading Commission (“CFTC”) thereunder now in effect and adopted by the CFTC in the future may adversely affect our ability to manage certain of our risks on a cost effective basis. As mandated by the Dodd-Frank Act, the CFTC has proposed rules to set limits on the positions market participants may hold in certain core futures and futures equivalent contracts, option contracts or swaps for or linked to certain physical commodities, including certain oil and natural gas, subject to exceptions for certain bona fide hedging and other types of transactions. If the position limits in the proposed rules or other similar position limits are imposed, our ability to execute our hedging strategies described above could be compromised.

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

As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect initial and variation margin with respect to uncleared swaps from their counterparties except as to any uncleared swaps as to which the counterparty qualifies for the end user exception from the mandatory clearing exception.  Although those rules do not require initial margin to be collected from non-financial end users of uncleared swaps, an affected market participant must collect from its counterparty to any uncleared swap that is a non-financial end user, but that does not qualify for the end user exception with respect to that uncleared swap, variation margin with respect to that swap at those times and in those forms and amounts as the market participant determines appropriately addresses the credit risk posed by that counterparty and the risk of that swap.  The requirements of those rules relating to initial margin are being phased through September 1, 2020.  Were we not to qualify for the end user exception as to any of our uncleared swaps and otherwise have to post initial or variation margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would increase.  In addition, our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or contractually require us to post collateral or greater amounts of collateral with them in connection with such swaps to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets.

The European Market Infrastructure Regulation (“EMIR”) includes regulations related to the trading, reporting, clearing of derivatives and providing margin with respect to derivatives.  EMIR may result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of, and demand for, the liquid collateral with respect to any swap to which we are a party and that is governed by EMIR.  Therefore, EMIR may impact our ability to maintain or enter into derivatives with certain of our European counterparties.

The Dodd-Frank Act’s swaps regulatory provisions, the related rules described above and the record keeping, reporting and business conduct rules imposed by the Dodd-Frank Act on other swaps market participants, as well as EMIR and the regulations imposing the Basel III capital requirements on certain swaps market participants, could significantly increase the cost of derivative contracts (including through requirements to post margin or other collateral, which could adversely affect our available liquidity), materially alter the terms of the derivative contracts that we enter into, particularly the provisions relating to the our need to provide margin with respect to, or collateralize our obligations under such derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our results of operations and cash flows may become more volatile and could be otherwise adversely affected.

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

an inability to successfully integrate the businesses that we develop or acquire;

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

The amount of available cash from which we may pay distributions is defined in both our Credit Agreement and our partnership agreement.  The amount of available cash that we distribute is subject to the definition of operating surplus in our partnership agreement. Ultimately, the amount of available cash that we may distribute to our unitholders principally depends upon the amount of cash that we generate from our operations, which will fluctuate from quarter to quarter based on numerous factors generally described in this caption “Risk Factors.”  These and other factors that affect that amount that we can distribute include:

the amount of oil and natural gas that we produce;

the amount of revenue generated from our facilities;

the demand for and the price at which we are able to sell our oil and natural gas production;

the results of our hedging activity;

the level of our operating costs;

the costs that we incur to acquire midstream assets and oil and natural gas properties;

whether we are able to continue our development activities at economically attractive costs;

the borrowing base under our Credit Agreement as determined by our lenders;

the amount of our indebtedness outstanding;

the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon;

the amount of working capital required to operate our business and our ability to make working capital borrowings under our Credit Agreement;

fluctuations in our working capital needs;

the amount of cash reserves established by the board of directors of our general partner for the proper conduct of our business, including the maintenance of our asset base and the payment of future distributions on our common units and incentive distribution rights; and

the level of our maintenance capital expenditures.

As a result of these factors, we may not have sufficient available cash to maintain or increase our quarterly distributions. The amount of available cash that we could distribute from our operating surplus in any quarter to our unitholders may fluctuate significantly from quarter to quarter and may be significantly less than any prior distributions that we have previously made. If we do not have sufficient available cash or operating cash flows to maintain or increase quarterly distributions, the market price of our common units may decline substantially.

In order for us to make a distribution from available cash under our Credit Agreement, our outstanding debt balances, net of available cash, must be less than 90% of our borrowing base, as determined by our lenders, after giving effect to the proposed distribution. Our available cash excludes any cash reserves established by the board of directors of our general partner for the proper conduct of our business and the payment of fees and expenses. We are subject to additional future borrowing base redeterminations before our Credit Agreement matures in March 2020 and cannot forecast the level at which our lenders will set our future borrowing base. If our lenders reduce our borrowing base because of any of the numerous factors generally described in this caption “Risk Factors,” our outstanding debt balances, net of available cash, may exceed 90% of the borrowing base, as determined by our lenders, and we may be unable to make quarterly distributions.

The amount of cash that we have available for distribution to our unitholders depends primarily upon our operating cash flows and not our profitability.

The amount of cash that we have available for distribution depends primarily on our operating cash flows, including cash from reserves and working capital (which may include short-term borrowings), and not solely on our profitability, which is affected by non-cash items. As a result, we may be unable to pay distributions even when we record net income, and we may pay distributions during periods when we incur net losses.

Oil and natural gas prices are very volatile. If commodity prices decline significantly for a temporary or prolonged period, our cash from operations may decline and may adversely impact our ability to invest in new drilling opportunities, our financial condition and our profitability.

Our revenue, profitability and operating cash flows depend in part upon the prices and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our operating cash flows. In particular, declines in commodity prices will reduce the value of our reserves, our operating cash flows, our ability to borrow money or raise capital and our ability to pay distributions. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

In the past, the prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. If we raise our distribution level in response to increased operating cash flows during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during periods of lower commodity price levels.

Our operations require substantial capital expenditures, which will reduce any cash available for distribution to our unitholders.

We will need to make substantial capital expenditures to maintain our reserves over the long-term. These maintenance capital expenditures may include capital expenditures associated with completion of additional wells to offset the production decline from our producing properties or additions to our inventory of unproved properties or our proved reserves to the extent such additions maintain our asset base. These expenditures could increase as a result of:

changes in our reserves;

changes in oil and natural gas prices;

changes in labor and drilling costs;

our ability to acquire, locate and produce reserves;

changes in leasehold acquisition or concession costs; and

government regulations relating to safety, taxation and the environment.

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

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, our current practice is to hedge, subject to the terms of our Credit Agreement, a significant portion of our expected production volumes for up to five years. As a result, we will continue to have direct commodity price exposure on the unhedged portion of our production volumes. The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities. For example, the derivative instruments that we utilize are generally based on posted market prices, which may differ significantly from the actual oil and natural gas prices that we realize in our operations.

Our actual future production may be significantly higher or lower than we estimated at the time we entered into hedging transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flows from our sale or purchase of the underlying physical commodity, which may result in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our hedging activities are subject to the following risks:

a counterparty may not perform its obligation under the applicable derivative instrument;

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

the risk of title defects discovered after closing;

inaccurate assumptions about revenues and costs, including synergies;

significant increases in our indebtedness and working capital requirements;

an inability to transition and integrate successfully or timely the businesses we acquire;

the cost of transition and integration of data systems and processes;

potential environmental problems and costs;

the assumptions of unknown liabilities;

limitations on rights to indemnity from the seller;

the diversion of management’s attention from other business concerns;

increased demands on existing personnel and on our organizational structure;

disputes arising out of acquisitions;

customer or key employee losses of the acquired businesses; and

the failure to realize expected growth or profitability.

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

Neither our partnership agreement nor any other agreement requires Manager and its affiliates to pursue a business strategy that favors us or utilizes our assets. The directors and officers of Manager and its affiliates have a fiduciary duty to make these decisions in the best interests of the members of Manager and its affiliates, which may be contrary to our interests. Manager and its affiliates may choose to shift the focus of its investment and growth to areas not served by our assets.

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

If our general partner, with the advice of counsel, determines that our not being treated as an association taxable as a corporation or otherwise taxable as an entity for U.S. federal income tax purposes, coupled with the tax status (or lack of proof thereof) of one or more of our limited partners, has, or is reasonably likely to have, a material adverse effect on the maximum applicable rates chargeable to customers by us or our subsidiaries, or we become subject to federal, state or local laws or regulations that create a substantial risk of cancellation or forfeiture of any property that we have an interest in because of the nationality, citizenship or other related status of any limited partner, our general partner may redeem the units held by the limited partner at their current market price. In order to avoid any material adverse effect on rates charged or cancellation or forfeiture of property, our general partner may require each limited partner to furnish information about their U.S. federal income tax status or nationality, citizenship or related status. If a limited partner fails to furnish information about their U.S. federal income tax status or nationality, citizenship or other related status after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible holder, our general partner may elect to treat the limited partner as an ineligible holder. An ineligible holder assignee does not have the right to direct the voting of their units and may not receive distributions in kind upon our liquidation.

The market price of our common units may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

the level of our quarterly distributions;

our quarterly or annual earnings or those of other companies in our industry;

announcements by us or our competitors of significant contracts or acquisitions;

changes in accounting standards, policies, guidance, interpretations or principles;

general economic conditions, including interest rates and governmental policies impacting interest rates;

the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

future sales of our common units; and

other factors described in this proxy statement/prospectus and the documents incorporated herein.

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

how to allocate business opportunities among us and its other affiliates;

whether to exercise its limited call right;

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

Following the conversion of the Class B preferred units, you may experience dilution of your common units and we may not have sufficient available cash to enable us to maintain or increase the quarterly distribution amount on our common units.

As of March 23, 2017, there were 31,000,887 Class B preferred units issued and outstanding which are convertible at any time into not less than 31,000,887 common units (plus additional common units resulting from the issuance of paid-in-kind distributions, if any, on such preferred units). Any future conversion of the Class B preferred units would dilute the percentage ownership held by our common unit holders. Additionally, any future conversion of Class B preferred units will result in the payment of distributions on any additional common units issued as a result of such conversion, and we may not have sufficient available cash to maintain or increase the quarterly distribution amount on our common units following the payment of such distributions.

We are able to issue additional units without common unitholder approval, which would dilute unitholder interests.

Our partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our common unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

our existing limited partners’ proportionate ownership interest in us will decrease;

the amount of cash available for distribution on each limited partnership interest may decrease;

because the amount payable to holders of incentive distribution rights is based on a percentage of the total cash available for distribution, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;

the ratio of taxable income to distributions may increase;

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common units less attractive to investors.

We are considered a “smaller reporting company” (a company that has a public float of less than $75 million as of June 30, 2016).  We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information.  We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act.  We have utilized this exemption for each year since the year ended December 31, 2011.  These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects.  We cannot predict if investors will find our common units less attractive because we may rely on these exemptions.  If some investors find our common units less attractive as a result, there may be a less active trading market for our common units and our unit prices may be more volatile.

Acquisitions involve potential risks that could adversely impact our future growth and our ability to pay distributions to our unitholders.

Any acquisition involves potential risks, including, among other things:

the risk that reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

the risk of title defects discovered after closing;

inaccurate assumptions about revenues and costs, including synergies;

significant increases in our indebtedness and working capital requirements;

an inability to transition and integrate successfully or timely the businesses we acquire;

the cost of transition and integration of data systems and processes;

potential environmental problems and costs;

the assumptions of unknown liabilities;

limitations on rights to indemnity from the seller;

the diversion of management’s attention from other business concerns;

increased demands on existing personnel and on our organizational structure;

disputes arising out of acquisitions;

customer or key employee losses of the acquired businesses; and

the failure to realize expected growth or profitability.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership may be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations, we believe that we satisfy the qualifying income requirement and will continue to be treated as a partnership for U.S. federal income tax purposes. Failure to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

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

In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Due to widespread state budget deficits and for other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may materially reduce the cash available for distribution to our unitholders.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative or legislative changes or differing judicial interpretation at any time. For example, from time to time members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Further, final regulations under Section 7704(d)(l)(E) of the Code recently published in the Federal Register interpret the scope of the qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.  Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could adversely affect an investment in our common units.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

From time to time members of Congress propose changes that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas production companies.  The passage of any legislation changing U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our common units.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit.  Under these partnership tax rules, under certain circumstances, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed.  If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced.  In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

If a common unitholder sells common units, the unitholder will recognize gain or loss equal to the difference between the amount realized and the tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation, depletion and intangible drilling cost recapture. In addition, because the amount realized may include a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although recently issued final Treasury regulations allow publicly traded partnerships to use a similar monthly simplifying convention, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects of the proration method we have adopted.  Accordingly, our counsel is unable to opine as to the validity of this method.  If the IRS were to successfully change this method or new U.S. Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Our obligations under our Credit Agreement are secured by mortgages on substantially all of our assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement”, in this Annual Report on Form 10-K for additional information concerning our Credit Agreement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE MKT under the symbol “SPP.” On March 23, 2017, the market price for our common units was $14.25 per unit, resulting in an aggregate market value of units held by non-affiliates of approximately $150.3 million. The following table presents the high and low closing price for our common units during the periods indicated.

	Common Stock
	High	Low

2016
First Quarter	$12.86	$9.65
Second Quarter	$10.54	$8.76
Third Quarter	$11.65	$9.64
Fourth Quarter	$15.65	$10.36

2015
First Quarter (a)	$20.00	$12.40
Second Quarter (a)	$22.90	$17.10
Third Quarter (a)	$19.20	$4.10
Fourth Quarter	$15.49	$8.69

(a)	All closing prices before August 4, 2015 have been adjusted for the 1:10 stock split.

Holders

The number of unitholders of record of our common units was approximately 69 as of March 23, 2017.  The number of registered holders does not include holders that have common units held for them in “street name,” meaning that the common units are held for their accounts by a broker or other nominee.  In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying unitholders that have units held in “street name” are not.

Distributions

From the second quarter of 2009 through the second quarter of 2015, we did not pay distributions on our common units.  Starting in the third quarter of 2015, the board of directors of our general partner has declared the following distributions on our common units:

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
September 30, 2015	$0.4000	November 10, 2016	November 20, 2015	November 30, 2015
December 31, 2015	$0.4060	February 9, 2016	February 19, 2016	February 29, 2016
March 31, 2016	$0.4121	May 10, 2016	May 20, 2016	May 31, 2016
June 30, 2016	$0.4183	August 10, 2016	August 22, 2016	August 31, 2016
September 30, 2016	$0.4246	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016	$0.4310	February 9, 2017	February 20, 2017	February 28, 2017

The table below reflects the payments of distributions on Class B preferred units during the years ended December 31, 2016 and 2015:

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
December 31, 2015	$0.3815	February 9, 2016	February 19, 2016	February 29, 2016
March 31, 2016	$0.4500	May 10, 2016	May 20, 2016	May 31, 2016
June 30, 2016	$0.4500	August 10, 2016	August 22, 2016	August 31, 2016
September 30, 2016	$0.4500	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016 (a)	$0.2258	February 9, 2017	February 20, 2017	February 28, 2017

(a)

The Partnership elected to pay the fourth quarter 2016 distribution on the Class B preferred units in part cash and, with the consent of the Class B preferred unitolder, in part common units (in lieu of additional Class B preferred units).  Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B preferred unit and an aggregate distribution of 208,594 common units, each paid on February 28, 2017 to holders of record on February 20, 2017.

Rationale for Our Cash Distribution Policy

Our partnership agreement requires us to distribute all of our available cash quarterly.   Our cash distribution policy reflects a fundamental judgment that our unitholders generally will be better served by our distributing rather than retaining our available cash.   Under our current cash distribution policy, we target a minimum quarterly distribution to the holders of our common units of $0.50 per unit, or $2.00 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses.   However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions in any amount, and our general partner has considerable discretion to determine the amount of our available cash each quarter.   Our partnership agreement generally defines “available cash” as cash on hand at the end of a quarter after the payment of expenses, less the amount of cash reserves established by our general partner to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the next four quarters.   Our available cash may also include, if our general partner so determines, all or any portion of the cash on hand immediately prior to the date of distribution of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.   Because we are not subject to an entity-level federal income tax, we expect to have more cash to distribute to our unitholders than would be the case if we were subject to entity-level federal income tax.   If we do not generate sufficient available cash from our operations, we may, but are under no obligation to, borrow funds to pay distributions to our unitholders.

Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy

There is no guarantee that we will make quarterly cash distributions to our unitholders.   We do not have a legal or contractual obligation to pay quarterly distributions or any other distributions except as provided in our partnership agreement.   Our cash distribution policy may be changed at any time and is subject to certain restrictions and uncertainties, including the following:

•

Our cash distribution policy is subject to restrictions on distributions under our Credit Agreement, which contains financial tests that we must meet and covenants that we must satisfy.  Should we be unable to meet these financial tests or satisfy these covenants or if we are otherwise in default under our Credit Agreement, we will be prohibited from making cash distributions notwithstanding our cash distribution policy.

•

Our general partner has the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy.  Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish.  Any decision to establish cash reserves made by our general partner in good faith will be binding on our unitholders.

•

Prior to making any distribution on the common units, and pursuant to the Services Agreement, we will pay Manager an administrative fee and reimburse our general partner and its affiliates, including manager, for all direct and indirect expenses that they incur on our behalf.  Neither our partnership agreement nor the Services Agreement limits the amount of expenses for which our general partner and its affiliates may be reimbursed.  These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates.  Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.  The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates may impact our ability to pay distributions to our unitholders.

•

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including the provisions requiring us to make cash distributions contained therein, may be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Sanchez Energy and its affiliates, if any).

•

Even if our cash distribution policy is not modified or revoked, the decisions regarding the amount of distributions to pay under our cash distribution policy and whether to pay any distribution are determined by our general partner, taking into consideration the terms of our partnership agreement.

•

Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.

•

We may lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements or anticipated cash needs.

•

If we make distributions out of capital surplus, as opposed to operating surplus, any such distributions would constitute a return of capital and would result in a reduction in the minimum quarterly distribution and the target distribution levels.  We do not anticipate that we will make any distributions from capital surplus.

•

Our ability to make distributions to our unitholders depends on the performance of our assets and subsidiaries and the ability of our subsidiaries to distribute cash to us.  The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of future indebtedness, applicable state laws and other laws and regulations.

•

As long as our Class B preferred units remain outstanding, our ability to make distributions to common unitholders is prohibited unless our available cash less working capital borrowings during or subsequent to the quarter is at least 1.65 times the amount of the Class B preferred unit distribution for such quarter.

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

Incentive Distribution Rights

All of the incentive distribution rights are held by Manager.  Incentive distribution rights represent the right to receive increasing percentages (13%, 23% and 35.5%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Benefits Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2016.

Unregistered Sales of Securities

In connection with providing services under the Services Agreement for the second quarter of 2016, the Partnership issued 150,398 common units to Manager on September 1, 2016.  See Note 13, "Related Party Transactions" for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

No issuer purchases of equity securities occurred during the fourth quarter of 2016.

Default Upon Senior Securities

There were no defaults on senior securities for the years ended December 31, 2016 or 2015.

 Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, forecasts, guidance, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Cautionary Note Regarding Forward-Looking Statements.”  Also, please read the risk factors and other cautionary statements described under the heading “Item 1A--Risk Factors” included elsewhere in this Annual Report.

Overview

We were formed in 2005 as a Delaware limited liability company until our conversion on in 2015 into a Delaware limited partnership.  We are focused on the acquisition, development, ownership and operation of midstream and other production assets in North America.  We currently own a gathering system in the Eagle Ford Shale (the “Western Catarina gathering system”), a 50% interest in a gathering system that connects to the Western Catarina gathering system, a 50% interest in a cryogenic natural gas processing plant, reversionary working interests and other production assets in Texas, Louisiana Oklahoma and Kansas.

Our primary business objective is to create long-term value and to generate stable and predictable cash flows that allow us to make and grow our cash distributions per unit over time through the safe and reliable operation of our assets.  We plan to achieve this objective by executing the following business strategy:

Grow our business by acquiring fee-based midstream and production assets with minimal maintenance capital requirements and low overhead to increase unitholder value;

Support stable cash flows by aligning our asset base and operations with SOG's operational platform and Sanchez Energy's asset base;

Focus on stable, fixed-fee businesses;

Grow our business through increased throughput; and

Maintain financial flexibility and strong capital structure.

Significant Operational Factors in 2016

Some key highlights of our business activities for the year ended December 31, 2016 were:

In November 2016, we completed the acquisition of 50% of the outstanding membership interests in Carnero Processing from Sanchez Energy for approximately $55.5 million plus the assumption of approximately $24.5 million of remaining capital commitments.

In November 2016, we completed the acquisition of working interest in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas as well as escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas from Sanchez Energy for approximately $25.6 million.

In November 2016, we completed a public offering of approximately 6,745,107 common units (which includes 194,305 common units as partial exercise of the underwriters’ option to purchase additional common units) representing limited partner interests for net proceeds of approximately $69.7 million, after deducting customary offering expenses.

In November 2016, concurrent with the public offering of units, we completed a private placement of 2,272,727 common units representing limited partner interests for net proceeds of approximately $25.0 million.

In July 2016, we completed the divestment of substantially all of the Partnership’s oil and natural gas wells, leases and other associated assets and interests in Oklahoma and Kansas for cash consideration of approximately $7,120.

In July 2016, we completed the acquisition of 50% of the issued and outstanding membership interests in Carnero Gathering from Sanchez Energy for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital commitments to Carnero Gathering.

How We Evaluate Our Operations

We evaluate our business on the basis of the following key measures:

our throughput volumes on the gathering system upon acquiring those assets;

our operating expenses; and

our Adjusted EBITDA, a non-GAAP financial measure (for a definition of Adjusted EBITDA please read “—Non-GAAP Financial Measures–Adjusted EBITDA”).

Throughput Volumes

Upon acquisition of the Western Catarina gathering system, our management began to analyze our performance based on the aggregate amount of throughput volumes on the Western Catarina gathering system. We must connect additional wells or well pads within the dedicated areas in order to maintain or increase throughput volumes on the Western Catarina gathering system. Our success in connecting additional wells is impacted by successful drilling activity by Sanchez Energy on the acreage dedicated to the Western Catarina gathering system, our ability to secure volumes from Sanchez Energy from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure.

Operating Expenses

Our management seeks to maximize the Adjusted EBITDA in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (which generally consists of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and natural gas production or the throughput volumes on the gathering system but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results and guidance presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, in this annual report. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation programs; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settlements applied to future positions; and (xii) (gain) loss on embedded derivatives.

Adjusted EBITDA is a significant performance metric used by our management to indicate (prior to the establishment of any cash reserves by the board of directors of our general partner) the distributions that we would expect to pay to our unitholders. Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support a quarterly distribution or any increase in our quarterly distribution rates. Adjusted EBITDA is also used as a quantitative standard by our management and by external users of our financial statements such as investors, research analysts, our lenders and others to assess: (i) the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; (ii) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; and (iii) our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	For the Years Ended
	December 31,
	2016	2015
Net income (loss)	$19,231	$(137,056)
Adjusted by:
Interest expense, net	5,093	4,207
Income tax expense	—	55
Depreciation, depletion and amortization	33,799	14,536
Asset impairments	7,646	125,726
Accretion expense	1,127	1,099
(Gain) loss on sale of assets	219	(111)
Unit-based compensation expense	1,941	2,454
Unit-based asset management fees	6,984	937
Distributions in excess of equity earnings	2,568	—
(Gain) loss on mark-to-market activities	27,779	(4,780)
Commodity derivatives settlements applied to future positions	(3,197)	—
(Gain) loss on embedded derivatives	(47,794)	9,982
Adjusted EBITDA	$55,396	$17,049

Results of Operations by Segment

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	For the Years Ended
	December 31,
	2016	2015	Variance
Revenues:
Gathering and transportation sales	$53,972	$11,725	$42,247
Total gathering and transportation sales	53,972	11,725	42,247
Operating expenses:
Lease operating expenses	654	98	556
Transportation operating expenses	12,478	2,176	10,302
General and administrative	5,723	—	5,723
Depreciation and amortization expense	27,077	4,206	22,871
Accretion expense	252	51	201
Total operating expenses	46,184	6,531	39,653
Operating income	$7,788	$5,194	$2,594

Items affecting the comparability of our financial results.  Historical results of operations for the periods presented for the Midstream segment are deemed to be not meaningful as this segment was acquired and placed into service in October 2015.  As a result, year-over-year variances are not applicable as any prior year revenues or expenses generated from the gathering and transportation of hydrocarbons relate exclusively to the fourth quarter of 2015.  See Note 3. “Acquisitions and Divestitures” for additional information relating to the Western Catarina gathering system acquisition.

Gathering and transportation sales.  We consummated the acquisition of the Western Catarina gathering system from Sanchez Energy, and we entered into the gathering and processing agreement with Sanchez Energy, in October 2015.  During the fiscal year ended December 31, 2016, Sanchez Energy transported average daily production through the gathering system of approximately 13.3 MBbl/d of crude oil and 181.5 MMcf/d of natural gas. From October 14, 2015 through December 31, 2015, Sanchez Energy transported average daily production through the gathering system of approximately 4.3 MBbl/d of crude oil and 55.3 MMcf/d of natural gas.

Transportation operating expenses. Our operating expenses generally consist of gathering and transportation operating expenses, labor, vehicles, supervision, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expense for the years ended December 31, 2016 and 2015 were $12.5 million and $2.2 million, respectively.

General and administrative expenses.  General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. Our general and administrative expenses for the year ended December 31, 2016 were $5.7 million. We did not incur any general and administrative costs during the year ended December 31, 2015.

Depreciation and amortization expense.    Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation, amortization and accretion expense for the years ended December 31, 2016 and 2015 were $27.1 million and $4.2 million, respectively.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the production segment for the periods indicated (in thousands, except net production and average sales and costs):

	For the Year Ended
	December 31,		Variance
	2016	2015
Revenues:
Natural gas sales at market price	$10,396	$12,128	$(1,732)	(14)%
Natural gas hedge settlements	6,919	7,178	(259)	(4)%
Natural gas mark-to-market activities	(5,803)	(1,175)	(4,628)	394%
Natural gas total	11,512	18,131	(6,619)	(37)%
Oil sales	13,493	16,151	(2,658)	(16)%
Oil hedge settlements	13,622	13,191	431	3%
Oil mark-to-market activities	(21,977)	5,955	(27,932)	(469)%
Oil total	5,138	35,297	(30,159)	(85)%
Natural gas liquid sales	1,167	1,597	(430)	(27)%
Miscellaneous income (expense)	(1,104)	1,678	(2,782)	(166)%
Total revenues	16,713	56,703	(39,990)	(71)%
Operating expenses:
Lease operating expenses	14,327	19,890	(5,563)	(28)%
Cost of sales	328	595	(267)	(45)%
Production taxes	1,167	1,792	(625)	(35)%
General and administrative	17,178	23,655	(6,477)	(27)%
Unit-based compensation expense	1,941	2,454	(513)	(21)%
Exploration costs	—	1,866	(1,866)	(100)%
(Gain) loss on sale of assets	219	(111)	330	(297)%
Depreciation, depletion and amortization	6,722	10,330	(3,608)	(35)%
Asset impairments	7,646	123,860	(116,214)	(94)%
Accretion expense	875	1,048	(173)	(17)%
Total operating expenses	50,403	185,379	(134,976)	(73)%
Operating loss	$(33,690)	$(128,676)	$94,986	(74)%

	For the Year Ended
	December 31,		Variance
	2016	2015
Net production:
Natural gas production (Mcf)	4,327	5,986	(1,659)	(28)%
Oil production (MBbl)	331	331	—	—
Natural gas liquids production (MBbl)	81	100	(19)	(19)%
Total production (MBoe)	1,133	1,428	(295)	(21)%
Average daily production (Boe/d)	3,096	3,913	(817)	(21)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.00	$3.23	$0.77	24%
Natural gas price per Mcf without hedge settlements	$2.40	$2.03	$0.37	18%
Oil price per Bbl with hedge settlements	$81.92	$88.65	$(6.73)	(8)%
Oil price per Bbl without hedge settlements	$40.76	$48.79	$(8.03)	(16)%
Liquid price per Bbl without hedge settlements	$14.41	$16.03	$(1.62)	(10)%
Total price per Boe with hedge settlements	$40.24	$35.18	$5.06	14%
Total price per Boe without hedge settlements	$22.11	$20.92	$1.19	6%
Average unit costs per Boe:
Field operating expenses (a)	$13.67	$15.18	$(1.51)	(10)%
Lease operating expenses	$12.64	$13.93	$(1.29)	(9)%
Production taxes	$1.03	$1.25	$(0.22)	(18)%
General and administrative expenses	$16.87	$18.28	$(1.41)	(8)%
General and administrative expenses without unit-based compensation	$15.16	$16.56	$(1.40)	(8)%
Depreciation, depletion and amortization	$5.93	$7.23	$(1.30)	(18)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production. For the year ended December 31, 2016, 29% of our production was oil, 7% was NGLs and 64% was natural gas as compared to the year ended December 31, 2015, where 23% of our production was oil, 7% was NGLs and 70% was natural gas.  The amount of oil as a percentage of total production has increased during the year ended December 31, 2016 due a full year of production from the Eagle Ford Shale properties acquired on March 31, 2015, which are significantly more weighted towards oil than our previous asset base. In addition, the amount of gas as a percentage of total production has decreased during the year ended December 31, 2016 due to our Mid-Continent Divestiture in July 2016. Assuming no further acquisitions, we expect this product mix to remain relatively consistent for 2017.

Oil, natural gas and natural gas liquids sales. Unhedged oil sales decreased $2.7 million, or 16%, to $13.5 million for the year ended December 31, 2016, compared to $16.2 million for the same period in 2015. NGL sales decreased $0.4 million, or 27%, to $1.2 million for the year ended December 31, 2016, compared to $1.6 million for the same period in 2015. Unhedged natural gas sales decreased approximately $1.7 million, or 14%, to $10.4 million for the year ended December 31, 2016, compared to $12.1 million for the same period in 2015.

Including hedges and mark-to-market activities, our total production related revenue decreased approximately $40.0 million for the year ended December 31, 2016, compared to the same period in 2015.  This decrease was the result of a $32.6 million decrease attributable to losses on mark-to-market activities, a $4.8 million decrease due to lower market prices for all products combined with production impacts noted above and a $2.8 million decrease in miscellaneous income, which is predominately made up of other gas transmission and purchase costs, offset by a $0.2 million increase related to settlements on our commodity derivatives.

The following tables provide an analysis of the impacts of changes in average realized production volumes and prices between the periods on our unhedged revenues from the year ended December 31, 2016 compared to the year ended December 31, 2015 (in thousands, except average sales prices):

	2016	2015	Average		Revenue
	Average	Average	Sales Price	2016	Increase/(Decrease)
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (Mcf)	$2.40	$2.03	$0.37	4,327	$1,636
Oil (MBbl)	$40.76	$48.79	$(8.03)	331	$(2,658)
Natural gas liquids (Mbl)	$14.41	$16.03	$(1.62)	81	$(131)
Total oil equivalent (Mboe)	$22.11	$20.92	$1.19	1,133	$(1,153)

	2016	2015	Production	2015	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (Mcf)	4,327	5,986	(1,659)	$2.03	$(3,368)
Oil (MBbl)	331	331	—	$48.79	$—
Natural gas liquids (MBbl)	81	100	(19)	$16.03	$(299)
Total oil equivalent (Mboe)	1,133	1,428	(295)	$20.92	$(3,667)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2016 by $2.5 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas revenues.  For the year ended December 31, 2016, the non-cash mark-to-market losses were $27.8 million, compared to a gain of $4.8 million for the same period in 2015. Cash settlements, including settlements receivable, for our commodity derivatives were $20.6 million for the year ended December 31, 2016, compared to $20.4 million for the year ended December 31, 2015.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $5.6 million, or 28%, to $14.3 million for the year ended December 31, 2016, compared to $19.9 million for the same period in 2015.    On a per unit basis, lease operating expenses were $12.64 and $13.93 per Boe, for the years ended December 31, 2016 and 2015, respectively. This decrease in operating expenses was primarily due to our Mid-Continent Divestiture as well as lower workover costs in 2016 compared to 2015.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased $7.0 million, or 27%, to $19.1 million for the year December 31, 2016, compared to $26.1 million for the same period in 2015. Our general and administrative expenses were lower in 2016 primarily due to a $3.9 million decrease in costs billed by Manager, a $1.4 million decrease in professional fees and a $1.5 million decrease in non-recurring general and administrative costs.

Our general and administrative expenses were $16.87 per Boe for the year ended December 31, 2016, compared to $18.28 per Boe for the same period in 2015.  Excluding unit-based compensation, our general and administrative costs were $15.16 per Boe for the year ended December 31, 2016, compared to $16.49 per Boe for the same period in 2015.

Depreciation, depletion and amortization expense and asset impairment. Depreciation, depletion and amortization expense includes the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production under the successful efforts method of accounting. Assuming other variables remain constant, as oil, natural gas and NGL production increases or decreases, our depletion expense would increase or decrease as well.

Our depreciation, depletion and amortization expense for the year ended December 31, 2016 was $7.6 million, or $5.93 per Boe, compared to $10.3 million, or $7.23 per Boe, for the same period in 2015. The decrease is the result of lower property values due to non-cash impairment charges previously recorded as well as our Mid-Continent Divestiture in July 2016. Our non-oil and natural gas properties are depreciated using the straight-line basis. Our non-cash impairment charges for the year ended December 31, 2016 totaled $7.6 million, with $1.3 million from our Texas and Louisiana properties and $6.3 million from our Oklahoma properties.  During the same period in 2015, our non-cash impairment charges were approximately $123.9 million to impair the value of our oil and natural gas fields in the Cherokee Basin, Woodford Shale and Texas and Louisiana.  The impairment expense recorded during the year ended December 31, 2016 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Liquidity and Capital Resources

As of December 31, 2016, we had approximately $1.0 million in cash and cash equivalents and approximately $32.1 million available for borrowing under the Credit Agreement in effect on such date, as discussed below. During the years ended December 31, 2016 and 2015, we paid approximately $4.4 million and $2.4 million, respectively, in cash for interest on borrowings under our Credit Agreement and approximately $0.3 million and $0.1 million, respectively, in cash for the commitment fee on undrawn commitments.

Our capital expenditures including purchases of equity affiliates, during the year ended December 31, 2016 were funded with cash on hand, borrowings under our Credit Agreement, and the issuance of common units as part of our November 2016 equity offering.  In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

Effective as of August 1, 2016, we sold substantially all of our operated oil and natural gas wells, leases and other associated assets and interests in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation).  As a result of this sale, we anticipate minimal drilling activities in the Mid-Continent region during 2017, which will reduce our capital expenditures and result in a continued decline of our production in this region. We have commenced a process to sell our remaining oil and natural gas properties in the Mid-Continent Region.

Credit Agreement

We have entered into a credit agreement with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto that provides a maximum commitment of $500,000,000 and has a maturity date of March 31, 2020 (the “Credit Agreement”).   Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own as well as various security and pledge agreements among the Partnership and certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our oil and natural gas properties and our midstream assets.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15,000,000 which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200,000,000.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from joint ventures multiplied by 5.0 initially, 4.75 for the second full quarter after the acquisition of the Western Catarina gathering system and 4.5 thereafter.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.

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

At December 31, 2016, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of December 31, 2016, the borrowing base under our Credit Agreement was set at $215.1 million, with a lender loan commitment amount of $200 million and we had $153 million of debt outstanding under the facility and approximately $14.9 million in letters of credit outstanding, leaving us with approximately $32.1 million in unused borrowing capacity. Our Credit Agreement matures on March 31, 2020.

In November 2016, we completed a public offering of 6,745,107 (which includes partial exercise of the underwriters’ overallotment of 194,305 common units) common units for net proceeds of $69.7 million. Concurrent with the public offering, we completed a private placement of 2,272,727 common units representing limited partner interests for net proceeds of approximately $25.0 million. The proceeds of both offerings were used for the acquisitions of the equity interests in Carnero Processing and the production assets in November 2016.

In October 2015, we issued 19,444,445 of Class B Preferred Units for gross proceeds to us of $350 million, with the proceeds being used for the Western Catarina gathering system acquisition.

In May 2015, we executed an at-the-market facility that allows us to sell up to $18.6 million of common units, with any proceeds from such sales to be used for general limited partnership purposes. As of December 31, 2015, we had sold 67,230 common units (6,723 common units after adjusting for reverse unit split) for total net proceeds of less than $0.1 million.  During 2015, we paid de minimis commissions and other fees to the sales agent in connection with the at-the-market facility. No units were sold under the program in 2016.

Commitments and Contractual Obligations

As of December 31, 2016, our contractual obligations included our long-term debt, in the form of a Credit Agreement, and asset retirement obligations (“ARO”). The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Less than 1			More than
	Year	1-3 Years	3-5 Years	5 years	Total
Long-Term Debt	$—	$—	$153,000	$—	$153,000
ARO(a)	—	—	—	13,579	13,579
Total	$—	$—	$153,000	$13,579	$166,579

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

Open Commodity Hedge Positions

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties.

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

The following tables as of December 31, 2016, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	For the Year Ended December 31, (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2017	309,181	$5.42	287,439	$5.45	271,368	$5.45	257,234	$5.45	1,125,222	$5.44
2018	260,841	$3.18	248,018	$3.18	235,810	$3.18	225,208	$3.18	969,877	$3.18
2019	224,303	$3.10	214,186	$3.10	205,533	$3.10	197,455	$3.10	841,477	$3.10
2020	188,696	$2.85	176,946	$2.85	170,637	$2.85	164,747	$2.85	701,026	$2.85
									3,637,602

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	For the Year Ended December 31, (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2017	102,339	$61.03	94,005	$61.25	87,304	$61.42	81,702	$61.55	365,350	$61.30
2018	88,854	$60.82	83,976	$60.90	79,683	$60.96	75,864	$61.02	328,377	$60.92
2019	78,667	$61.48	75,326	$61.53	72,279	$61.57	69,480	$61.61	295,752	$61.54
2020	66,914	$53.50	64,477	$53.50	62,251	$53.50	60,224	$53.50	253,866	$53.50
									1,243,345

Operating Cash Flows

Our net operating cash flows for the year ended December 31, 2016, were $41.2 million, compared to net cash flow provided by operating activities of $15.4 million for the same period in 2015. This increase was primarily related to increases in cash received from a full year of Western Catarina gathering operations offset by lower average commodity prices between the periods.

Our operating cash flows are subject to many variables, the most significant of which are the volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future operating cash flows will depend on our ability to maintain and increase production through our development program or completing acquisitions, as well as the market prices of oil and natural gas and our hedging program.

Investing Activities

Our net cash flows used in investing activities for the year ended December 31, 2016 were $139.6 million, which was primarily related to $25.6 million for cash consideration paid in the Production Acquisition and $107.3 million for cash consideration paid for the Carnero Gathering and Carnero Processing acquisitions.

Our net cash flows used in investing activities for the year ended December 31, 2015 were $428.7 million, which was primarily related to $81.4 million for cash consideration paid in the Eagle Ford Acquisition, $345.8 million for cash consideration paid for the Western Catarina gathering acquisition, as well as $2.0 million in development expenditures focused on oil completion, offset by $0.5 million in proceeds from the sale of assets during the period.

Financing Activities

Our cash flows provided by financing activities were $92.7 million for the year ended December 31, 2016, compared to $415.6 million provided by financing activities for the same period in 2015.  During the year ended December 31, 2016, we had net borrowings under our Credit Agreement of $46.0 million.  We received $99.2 million from the issuance of common units during the period, while incurring $5.4 million in offering expenses.  We also made cash distributions on our common and Class B preferred units of $6.7 million and $37.2 million, respectively.

Our cash flows provided by financing activities was $415.6 million for the year ended December 31, 2015.  We had borrowings under our Credit Agreement of $107.0 million, $42.5 million of which was paid to satisfy amounts due under the Second Amended and Restated Credit Agreement, which was refinanced on March 31, 2015.  We received $17.4 million from the private placement of Class A Preferred Units during the period, while incurring $0.8 million in offering expenses.  We also incurred $1.3 million and $0.6 million in debt issuance costs associated with the modification of our Credit Agreement on March 31, 2015 and October 14, 2015, respectively. We used $0.6 million to fund the cost of units tendered by employees for tax withholdings related to the vesting of units during the period and spent $2.2 million to retire common units.  Further, we received $350 million for the issuance of Class B preferred units in connection with the Western Catarina gathering system acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through December 31, 2016, we have not suffered any significant losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Macquarie Energy LLC

Macquarie Energy LLC (Macquarie), a subsidiary of Sydney, Australia-based Macquarie Group Limited, purchases a portion of our natural gas production in the Cherokee Basin. We have received two guarantees from Macquarie Bank Limited for up to $2.0 million in purchases per guarantee through January 31, 2018 and February 28, 2018, respectively. As of December 31, 2016, we had no past due receivables from Macquarie.

Scissortail Energy, LLC

Scissortail Energy, LLC (Scissortail), a subsidiary of Kinder Morgan Energy Partners, L.P., purchases a portion of our natural gas production in Oklahoma and Kansas. As of December 31, 2016, we had no past due receivables from Scissortail.

Derivative Counterparties

As of December 31, 2016, our derivatives were with ING, SunTrust Bank, Comerica and Royal Bank of Canada, all of whom are lenders in our Credit Agreement. All of our derivatives are currently collateralized by the assets securing our Credit Agreement and therefore currently do not require the posting of cash collateral. As of December 31, 2016, each of these financial institutions had an investment grade credit rating.

Credit Agreement

As of December 31, 2016, the banks and their percentage commitments in our Credit Agreement were: Royal Bank of Canada (14%), Compass Bank (12.5%), SunTrust Bank (12.5%), Capital One, N.A. (12.5%), Comerica Bank (12.5%), CIT Bank, N.A. (9%), Citbank, N.A. (9%), Credit Suisse AG, Caymen Islands (9%) and ING Capital (9%). As of December 31, 2016, each of these financial institutions had an investment grade credit rating.

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

As of December 31, 2016, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this report for information on new accounting pronouncements.

Oil and Natural Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas production activities. Under this method of accounting, costs relating to leasehold acquisition, property acquisition and the development of proved areas are capitalized when incurred. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred. The Partnership has commenced a process to sell the remaining oil and natural gas properties in the Mid-Continent region and there is a possibility that we could incur a loss on the sale. The remaining approximate book value of the Mid-Continent oil and natural gas properties is approximately $9.3 million.

Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (including wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described in Note 7 to our consolidated financial statements, proved reserves estimates are subject to future revisions when additional information becomes available.

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

Oil, Natural Gas and Natural Gas Liquids Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil, natural gas and natural gas liquids that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of the reserve report prepared by Ryder Scott, an independent oil and natural gas consulting firm. On an annual basis, our proved reserve estimates and the reserve report prepared by Ryder Scott is reviewed by the audit committee of our board of directors and our board of directors. Our financial statements for 2016 were prepared using Ryder Scott’s estimates of our proved reserves. Our financial statements for 2015 were prepared using NSAI’s and Ryder Scott’s estimates of our proved reserves.

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

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. We use the entitlements method when accounting for gas imbalances. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable. There were no material gas imbalance positions at December 31, 2016 and 2015.

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

Hedging Activities

We have implemented a hedging program to limit our exposure to changes in commodity prices for our oil and natural gas sales. We do not enter into speculative trading positions.

We account for all our open derivatives as mark-to-market activities using the mark-to market accounting method. Using this method, the contracts are carried at their fair value on our consolidated balance sheets as either short term or long term assets or liabilities based on their anticipated settlement date. We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statements of operations under the captions “Natural gas sales” and “Oil sales,” which comprise our total revenues for commodity derivatives.

We experience earnings volatility as a result of using the mark-to-market accounting method. This accounting treatment can cause earnings volatility as the positions related to future oil and natural gas production are marked-to-market. These non-cash unrealized gains or losses are included in our current Statement of Operations until the derivatives are cash settled as the commodities are produced and sold. Increases in the market price of oil or natural gas relative to the fixed future prices for our hedges, result in unrealized, non-cash mark-to-market losses on those derivatives and lower reported net income. Decreases in the market price of oil or natural gas relative to the fixed future prices for our hedges, result in unrealized, non-cash mark-to-market gains on those derivatives and higher reported net income. Although these gains and losses are required to be reported immediately in earnings as market prices change, the fair value of the related future physical transaction is not marked-to-market and therefore is not reflected as revenues or expenses or as an accounts receivable or accounts payable in our financial statements. This mismatch impacts our reported results of operations and our reported working capital position until the derivatives are cash settled and the future physical transaction occurs. Upon cash settlement of the derivatives, the sale of the physical commodity at then-current market prices offsets the previously reported mark-to-market gains or losses such that the cumulative net cash realized results in a net sale of the physical oil and natural gas production at the fixed future prices for our hedge. When our derivative positions are cash settled, the realized gains and losses of those derivative positions are included in our statement of operations as natural gas sales, oil sales and natural gas liquids sales depending on the derivative.

If we were to account for our derivatives as cash flow hedges, we would record changes in the fair value of derivatives designated as hedges that are effective in offsetting the variability in cash flows of forecasted transactions in other comprehensive income until the forecasted transactions occur. At the time the forecasted transactions occur, we would reclassify the amounts recorded in other comprehensive income into earnings. We would record the ineffective portion of changes in the fair value of derivatives used as hedges immediately in earnings. When amounts for hedging activities are reclassified from “Accumulated other comprehensive income (loss)” on the balance sheet to the Statement of Operations, we would record settled oil and natural gas derivatives as “Oil and natural gas sales” and settled interest rate swaps as “Interest expense (income).”

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of our general partner have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based on such evaluation, the CEO and the CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and the CFO of our general partner, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Dodd-Frank Act provides smaller reporting companies with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We utilized this exemption under the Dodd-Frank Act for the years ended December 31, 2016 and 2015. We still disclosed management’s assessment of the effectiveness of internal control over financial reporting as required in Section 404(a) of the Sarbanes-Oxley Act. The use of this exemption was reviewed and approved by our audit committee.

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

The management of our general partner conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control-—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the board of directors of our general partner regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for members of the board of directors and executive officers of our general partner as of March 23, 2017.  All of the directors of our general partner are elected by Manager, as the sole member of our general partner.  Members of the board of directors hold office until their successors have bene elected or qualified or until the earlier of their death, resignation, removal or disqualification.  Executive officers hold office at the discretion of, and may be removed by, the board of directors of our general partner.

Name	Age	Position with Sanchez Production Partners GP LLC
Alan S.Bigman	49	Independent Director
Kirsten A. Hink	50	Chief Accounting Officer
Jack Howell	30	Director
Richard S. Langdon	66	Independent Director
G.M. Byrd Larberg	64	Independent Director
Antonio R. Sanchez, III	43	Director; Chairman of the Board
Eduardo A. Sanchez	37	Director
Patricio D. Sanchez	36	Director; President & Chief Operating Officer
Luke R. Taylor	39	Director
Charles C. Ward	56	Chief Financial Officer and Secretary
Gerald F. Willinger	49	Director; Chief Executive Officer

Alan S. Bigman was elected as a director of our general partner in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in July 2014.  Mr. Bigman is an independent member of the Conflicts Committee of our general partner’s board of directors and is the Chairman of the Audit Committee of our general partner’s board of directors.  Mr. Bigman currently serves as an independent non-executive Director and Chairman of the Audit Committee of JKX Oil and Gas, a UK public company focused on international oil and gas. He is also a Director of White Square Chemicals, a privately-held specialty chemicals company. His extensive board experience also includes Basell Polyolefins, an international chemical producer and predecessor of LyondellBasell, where he served as a non-executive Director before his appointment as Chief Financial Officer, and Svyazinvest, then Russia’s largest telecom company, as well as several others.  Mr. Bigman’s executive experience includes fourteen years in positions with Access Industries, a privately-held, U.S.-based industrial group, and in senior positions with its portfolio companies.  From June 1996 to March 1998, Mr. Bigman was Senior Vice President of Access Industries, overseeing strategic investments.  From March 1998 until September 2003, Mr. Bigman served as Vice President and Director of Corporate Finance of Tyumen Oil Company (TNK), a major Russian oil and gas producer and refiner, where he raised over $5 billion to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture.  From 2003 to 2004, he served as Vice President and Director of Corporate Finance for SUAL, a large Russian aluminum smelter, where he reorganized the finance function and executed strategic merger transactions.  From September 2004 until December 2005, Mr. Bigman rejoined Access Industries as Senior Vice President.  In January 2006, Mr. Bigman was appointed Chief Financial Officer of Basell Polyolefins, an international chemicals company based in The Netherlands, where he served through 2007 and co-led the acquisition of Lyondell to create one of the largest global chemical companies. In January 2008 Mr. Bigman was appointed Chief Financial Officer of LyondellBasell Industries, the successor company to Basell Polyolefins and Lyondell.  LyondellBasell's US operations filed for bankruptcy in January 2009. Mr. Bigman continued to serve as Chief Financial Officer until August 2009, and worked for the company in a project role through March 2010.  From 2011 through 2012, he served on a project basis as Director, Capital Markets and M&A of KCAD Deutag, an oilfield services company based in Aberdeen, UK, where he was responsible for reorganizing and staffing the company’s finance, corporate development and tax functions.

Kirsten A. Hink was elected Chief Accounting Officer of our general partner in May 2015.  Mrs. Hink has served as Senior Vice President and Chief Accounting Officer of Sanchez Energy since January 2015, and she previously served as Sanchez Energy’s Vice President and Principal Accounting Officer from March 2012.  Prior to joining Sanchez Energy, Mrs. Hink served as the Controller of Vanguard Natural Resources, LLC from January 2011 to February 2012.  From January 2010 to December 2010, she served as Assistant Controller of Mariner Energy, Inc.  She served as the Chief Accounting

Officer for Edge Petroleum Corporation, or Edge, from July 2008 through December 2009 and the Vice President and Controller for Edge from October 2003 through July 2008.  Prior to that time, she served as Controller of Edge from December 31, 2000 to October 2003 and Assistant Controller of Edge from June 2000 to December 2000. Edge filed for Chapter 11 bankruptcy protection in October 2009. Ms. Hink is a Certified Public Accountant in the State of Texas.

Jack Howell was elected as a director of our general partner on October 14, 2015.  Mr. Howell has been with Stonepeak Infrastructure Partners (“Stonepeak”) since 2015.  Mr. Howell currently serves as a Senior Managing Director at Stonepeak. Prior to joining Stonepeak, he covered the oil and gas sector for Davidson Kempner, a hedge fund that focuses on distressed investments, from 2014 to 2015. Prior to Davidson Kempner, Mr. Howell worked for Denham Capital, an energy-focused private equity firm from 2011 to 2014. Mr. Howell started his career as an Analyst in Credit Suisse’s oil and gas investment banking group from 2009 to 2011.

Richard S. Langdon was elected as a director of our general partner in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in December 2006.  Mr. Langdon is an independent member of the Audit Committee and Conflicts Committee of our general partner’s board of directors.  Mr. Langdon is also currently the President and Chief Executive Officer of Badlands Energy, Inc., a privately held exploration and production company, and its publicly traded predecessor entity, Gasco Energy, Inc., since May 2013.  Mr. Langdon has also served as a Director of Badlands Energy, Inc. and its predecessor, Gasco Energy, Inc., since 2003.  Mr. Langdon was the President and Chief Executive Officer of KMD Operating Company LLC (“KMD Operating”), a privately held production company, from November 2011 until December 2015 and Matris Exploration Company L.P., a privately held production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011.  Mr. Langdon also served as President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held production company, from November 2007 until November 2013.  From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002.  Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company.

G. M. Byrd Larberg was elected as a director of our general partner in March 2015. He was previously a director of Sanchez Production Partners LLC, having been first elected in July 2014.  Mr. Larberg is an independent member of the Audit Committee of our general partner’s board of directors and is the Chairman of the Conflicts Committee of our general partner’s board of directors. From 2010 to 2012, Mr. Larberg served as a member of the board of directors of Risco Resources, a small independent exploration company headquartered in Jakarta, Indonesia, which was sold in 2012.  Mr. Larberg served as a member of the board of directors of 3GIG, an exploration-focused software firm headquartered in Houston, Texas, from 2008 to 2013 and now serves as an advisor to the Board.  He is active on the Board of the Houston Metropolitan YMCA, as Past Chairman of the Board.  He was a board member of Meridian Resources, a Houston-based exploration company, from 2007 until it was acquired by Alta Mesa in 2010.  Mr. Larberg began his career at Shell Exploration and Production Company as a geologist in 1976.  Over the next twenty-one years, he held various leadership positions within Shell, and served as Vice President of Exploration and Production, Africa and Latin America for Pecten International, an affiliate of Shell Oil Company, from 1993 to 1996.  He also served as Exploration Manager for Shell Western E&P Domestic USA Onshore from 1990 to 1993, and as the Division Exploration Manager for the Gulf Coast Division covering offshore Louisiana from 1987 to 1990.  After successfully completing a fourteen month special assignment to the Director of New Business Development for Royal Dutch Shell’s Worldwide Deepwater efforts, Mr. Larberg left Shell and joined Burlington Resources in 1998.  From 1998 to 2006, Mr. Larberg held several key positions at Burlington Resources, beginning as Vice President of Exploration for Burlington Resources International.  In 2000, Mr. Larberg was elected Executive Vice President and Chief Operating Officer of Burlington Resources International, a position he held until 2003, when he moved to the corporate office as Vice President of Geosciences.  In this capacity, he was responsible for technical excellence for the Geology and Geophysical programs across the company, G&G technology business development, and management of the company-wide exploration portfolio.  Mr. Larberg retired from Burlington Resources in April 2006 following the company’s purchase by ConocoPhillips.  Mr. Larberg was a director of Duma Hydrocarb Energy Corporation, a publicly traded production company, for a brief period in 2014. He occasionally consults in the areas of technical and portfolio management for exploration companies, including Pemex, Maersk, ONGC and Ecopetrol.

Antonio R. Sanchez, III was elected as a director of our general partner in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in August 2013.  Mr. Sanchez, III is Chairman of our general partner’s board of directors.  He has served as the Chief Executive Officer of Sanchez Energy, a publicly traded production company, and has been a member of Sanchez Energy’s board of directors since its formation in August 2011.  He has been directly involved in the oil and gas industry for over 12 years.  Mr. Sanchez, III is also the President of SOG, which he joined in October 2001, as well as the President of SEP Management I, LLC and a Managing Director of Sanchez Energy Partners I, LP.  In his capacities as a director and officer of these companies, Mr. Sanchez, III manages all aspects of their daily operations, including exploration, production, finance, capital markets activities, engineering and land management.  From 1997 to 1999, Mr. Sanchez, III was an investment banker specializing in mergers and acquisitions with J.P. Morgan Securities Inc.  From 1999 to 2001, Mr. Sanchez, III worked in a variety of positions, including sales and marketing, product development and investor relations, at Zix Corporation, a publicly traded encryption technology company (NASDAQ:  ZIXI).  Mr. Sanchez, III was also a member of the board of directors of Zix Corporation from May 2003 to June 2014.

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

Patricio D. Sanchez was elected President & Chief Operating Officer of our general partner in March 2017, Chief Operating Officer of our general partner in May 2015 and a director in June 2015.  Mr. Sanchez has served as co-president of SOG since June 2014 and prior to that from April 2010 to June 2014 as Executive Vice President.  Mr. Sanchez has served as an Executive Vice President of Sanchez Energy Corporation since November 2016. Mr. Sanchez has also been the managing member of Santerra Holdings, LLC, an oil and gas production company, since February 2012.

Luke R. Taylor was elected as a director of our general partner in October 2015.  Mr. Taylor is a Senior Managing Director with Stonepeak and serves as a member of Stonepeak’s investment committee. Mr. Taylor sits on the board of Golar Power, Ironclad Energy Partners, Tidewater Holdings and Casper Crude to Rail Holdings, and is a former director of Paradigm Energy Partners, Orion Holdings and Northstar Renewable Power. Prior to joining Stonepeak, Mr. Taylor was a Senior Vice President with Macquarie Capital based in New York from 2005 to 2011.

Charles C. Ward was elected Chief Financial Officer and Secretary of our general partner in March 2015.  He previously served as Chief Financial Officer and Treasurer of Sanchez Production Partners LLC from March 2008 until its conversion to a limited partnership in March 2015 and Secretary from July 2014 until March 2015.  Mr. Ward also served as a Vice President of Constellation Energy Commodities Group, Inc. from November 2005 until December 2008.  Prior to that time, he was a Vice President of Enron Creditors Recovery Corp. from March 2002 to November 2005.

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

Messrs. Howell and Taylor were elected to the board of directors of our general partner in October 2015 pursuant to a board representation and standstill agreement entered into in connection with our issuance of Class B preferred units to Stonepeak Catarina Holdings LLC. Pursuant to the agreement, we and our general partner agreed to permit Stonepeak to designate two persons to serve on our general partner’s board of directors.  The right to designate one board member will immediately terminate on such date as Stonepeak no longer owns at least 25% of the outstanding Class B preferred units issued to it; and the right to designate the second board member will immediately terminate on such date as no Class B preferred units are outstanding.  Stonepeak also has the right to appoint the three independent members to the board of directors if all of the Class B preferred units have not been redeemed by December 31, 2021, with such right continuing until all Class B preferred units have been redeemed.

Messrs. Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez are brothers.

Qualifications of Board of Directors

The sole member of our general partner elects all of the persons to our board of directors, except for two persons who are appointed by holders of our Class B preferred units. The following sets forth the specific experience, qualifications, attributes and skills that led the sole member of our general partner to conclude that the persons appointed by it should serve as directors:

Mr. Bigman brings considerable financial, managerial, transaction and corporate governance experience to the board of directors of our general partner.  During his career, he has held management positions of increasing responsibility in major energy corporations throughout the world where he has successfully lead financings, financial restructurings, mergers and acquisitions involving companies focused on various aspects of the hydrocarbon value chain.  With respect to upstream finance, as Vice President and Director of Corporate Finance for TNK, a leading Russian oil and gas producer, he raised capital to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture.  In the area of corporate governance, Mr. Bigman served on the board of directors of Basell Polyolefins, where he was a member of the audit and compensation committees, which is beneficial for our board operations.  He has also served on several international boards, including the board of Svyazinvest, Russia’s largest telecommunications holding company, and JKX Oil and Gas, a UK public company focused on international oil and gas assets.

Mr. Langdon brings to the board of directors of our general partner considerable financial and managerial experience in the energy industry as well as his entrepreneurial abilities, which are valuable to a small growing company such as us. He has served as the Chief Financial Officer of EEX Corporation, a publicly traded production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He was also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and served as the chairman of the audit committee of Gasco Energy, Inc., a publicly traded production company until he was named Gasco’s President and Chief Executive Officer.

Mr. Larberg brings to the board of directors of our general partner significant technical, operational and financial management experience in the oil and natural gas industry.  His background provides a unique perspective on the dynamics of the oil and natural gas production industry.  He has considerable governance experience, having previously served on the boards of several other companies.  Taken together, this wealth of experience is invaluable to our board as we look to grow the Partnership.

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

Audit Committee

As described in the audit committee charter, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants to audit our financial statements, including assessing the independent auditor’s qualifications and independence, and establishes the scope of, and oversees, the annual audit. The committee also approves any other services provided by public accounting firms. The board has delegated to the audit committee the review and approval of our decision to enter into derivative transactions and our exemption from the swap clearing and swap execution requirements of the Dodd-Frank Act. The audit committee provides assistance to the board in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The audit committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and the board of directors of our general partner established. In doing so, it is the responsibility of the audit committee to maintain free and open communication between the committee and our independent auditors, the internal accounting function and our management.

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

Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officer of our general partner, we believe that during 2016 all Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner, except that Form 4s were filed late on April 18, 2016 and August 17, 2016 by HITE Hedge Asset Management, LLC, HITE Hedge LP, HITE MLP LP, HITE Hedge QP, HITE MLP Advantage LP and James J. Jampel, which then had collective beneficial ownership of greater than 10% of our outstanding common units.

Certifications

The NYSE MKT requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the Partnership of the NYSE MKT’s corporate governance listing standards, qualifying the certification to the extent necessary.  In accordance with the rules of the NYSE MKT, we last provided such a certification on April 1, 2016.  The certifications of the Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Annual Report of our general partner on Form 10-K.

Item 11. Executive Compensation

Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and executive officers make decisions on our behalf. The executive officers of our general partner are employed by SOG and manage the day-to-day affairs of our business.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers (which are each chief executive officer and the next most highly compensated officers of our general partner) for 2016 and 2015:

			Cash	Unit	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (a)	Compensation (b)	Total

Gerald F. Willinger	2016	$600,000	$—	$99,991	$68,590	$768,581
Chief Executive Officer (c)(d)	2015	$—	$1,200,000	$571,841	$43,883	$1,815,724

Patricio D. Sanchez	2016	$400,000	$—	$99,991	$51,748	$551,739
President & Chief Operating Officer (d)(e)	2015	$—	$800,000	$580,935	$25,397	$1,406,332

Charles C. Ward	2016	$275,000	$—	$—	$1,380,689	$1,655,689
Chief Financial Officer and Secretary (d)(f)	2015	$287,375	$409,613	$231,182	$30,676	$958,846

(a)

The amounts shown in this column represent the aggregate grant date fair value of the restricted units granted under the Sanchez Production Partners LP Long-Term Incentive Plan (the “Plan”), computed in accordance with FASB ASC Topic 718, for service as executive officers based on the $14.00 price per common unit on December 1, 2015, the date of grant.  In addition, Messrs. Willinger and Sanchez received common units as director fees in the amount of $52,631 and $56,526, respectively, based on the $1.90 and $1.93 price per common unit on March 31, 2015 and June 30, 2015, the respective dates of grant. For 2016, Messrs. Willinger and Sanchez were each issued 9,661 units under the Plan for director compensation with a grant date fair value of $99,991, based on the $10.35 price per common unit on April 19, 2016, which was the closing price as reported on the NYSE MKT on the day before the date of grant.

(b)

The amount in this column reflects the amount of matching contributions made under our 401k plan, parking cost paid for our executive officers and the cost of life insurance for our executive officers.  Mr. Ward also received cash a cash severance payment in January 2016 of $1,363,375 relating to the termination of his employment agreement, which is described in the section entitled “Employment Agreements” below.  For Messrs. Willinger and Sanchez, the amount for 2016 also includes $50,500 in director compensation paid in cash.

(c)	Mr. Willinger was elected as Interim Chief Executive Officer of our general partner in April 2015 and as Chief Executive Officer in December 2015.
(d)

Our named executive officers are eligible to participate in benefit plans such as medical, dental, life, and disability insurance, 401k and flexible spending accounts on the same terms as all employees or service providers.

(e)	Mr. Sanchez was elected Chief Operating Officer in May 2015 and President & Chief Operating Officer in March 2017.
(f)

In January 2016, Mr. Ward’s employment with us was mutually terminated, and Mr. Ward became an employee of SOG.  Mr. Ward has remained as the Chief Financial Officer and Secretary of our general partner.

On March 21, 2017, the board of directors of our general partner awarded executive bonuses for services rendered in 2016, which were paid in the form of restricted units under the Plan to vest one year after the date of grant.  Messrs. Willinger, Sanchez and Ward received 82,191, 54,794 and 34,246 restricted units, respectively, with a grant date fair value per common unit of $1,199,989, $799,992, and $499,992, respectively, based on a price per common unit of $14.60, which was the closing price on the date of grant as reported on the NYSE MKT.

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

Outstanding Equity Awards at Fiscal Year-End 2016

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE MKT at December 31, 2016 for the named executive officers:

	Number of		Fair Market
	Units Not		Value of Units
Name	Vested		Not Vested⁽ᵃ⁾

Gerald F. Willinger	22,469	(b)	$265,134

Patricio D. Sanchez	22,469	(b)	$265,134

Charles C. Ward	10,000	(b)	$118,000

(a)	Amounts are based on the closing price of our common units of $11.80 as reported on the NYSE MKT on December 31, 2016.
(b)

Reflects restricted units granted under the Plan on December 1, 2015.  The units vest pro-rata over a three-year period.  Except in connection with a change in control (as defined in the Plan) or in the discretion of the board of directors of our general partner, any unvested restricted units will be forfeited upon such time as the holder is no longer an officer, employee, consultant or director of us, our general partner, any of their affiliates or any other person performing bona fide services for us.

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

The following table sets forth a summary of the 2016 compensation for the directors of our general partner’s board of directors, except for Messrs. Willinger and Patricio Sanchez whose director compensation is included above under “—Summary Compensation Table”:

	Director Compensation
	Fees Earned or Paid	Unit	All Other
Name	in Cash	Awards (a)	Compensation	Total
Alan S. Bigman	$84,000	$99,991	$—	$183,991
Jack Howell (b)	$—	$—	$—	$—
Richard S. Langdon(c)	$123,000	$99,991	$—	$222,991
G. M. Byrd Larberg	$78,500	$99,991	$—	$178,491
Antonio R. Sanchez, III(d)	$50,500	$99,991	$—	$150,491
Eduardo A. Sanchez(d)	$50,500	$99,991	$—	$150,491
Luke R. Taylor (b)	$—	$—	$—	$—

(a)

The amounts shown in this column represent the aggregate grant date fair value of the units granted under the Plan, computed in accordance with FASB ASC Topic 718, based on the $10.35 closing price per common unit as reported on the NYSE MKT on April 19, 2016, the day before the date of grant for all directors.

(b)	As the designated directors appointed by Stonepeak, Messrs. Howell and Taylor waived any director fees to which they were otherwise entitled.
(c)	Fees earned or paid in cash includes the second of three annual payments of $50,000, which occurred on March 31, 2016.
(d)

Mr. Antonio R. Sanchez, III and Mr. Eduardo A. Sanchez also each hold 22,469 outstanding unvested equity awards with a fair market value of $265,134 as of December 31, 2016, based on an $11.80 per unit closing price as reported by the NYSE MKT on such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units, as of March 23, 2017, held by:

each unitholder known by us to beneficially own more than 5% of our outstanding units;

each of the directors of our general partner’s board of directors;

each of our general partner’s named executive officers (as such term is defined by the SEC); and

the directors and executive officers of our general partner as a group.

The amounts and percentage of common units and Class B preferred units beneficially owned are reported on the basis of the SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, and/or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of total units beneficially owned is based on 14,153,061 common units and 31,000,887 Class B preferred units outstanding as of March 23, 2017, the number of common units beneficially owned and the number of Class B preferred units beneficially owned is based upon ownership as of March 23, 2017, except with respect to the amounts reported on filings on Schedule 13G or 13D, which amounts are based upon holdings as of December 31, 2016 unless otherwise specified therein. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

					Percentage of
	Common Units Beneficially		Class B Preferred Units		Total Units
	Owned		Beneficially Owned(1)		Beneficially
Name and address of Beneficial Owner(2)	Number	Percentage	Number	Percentage	Owned(1)
Stonepeak Catarina Holdings, LLC(3)	208,594	1.5%	31,000,887	100%	69.1%
Alyeska Investment Group, L.P.(4)	700,000	4.9%	—	—	1.6%
Goldman Sachs Asset Management, L.P.(5)	1,000,000	7.1%	—	—	2.2%
SN UR Holdings, LLC(6)	2,272,727	16.1%	—	—	5.0%
Alan S. Bigman	14,924	*	—	—	*
Kirsten A. Hink	12,500	*	—	—	*
Jack Howell	—	—	—	—	—
Richard S. Langdon	20,497	*	—	—	*
G. M. Byrd Larberg	14,924	*	—	—	*
Antonio R. Sanchez, III(7)	233,837	1.7%	—	—	*
Eduardo A. Sanchez(8)	196,500	1.4%	—	—	*
Patricio D. Sanchez(9)	251,899	1.8%	—	—	*
Luke R. Taylor	—	—	—	—	—
Charles C. Ward	101,378	*	—	—	*
Gerald F. Willinger	177,015	1.3%	—	—	*
All directors and executive officers as a group (11 persons)	1,023,474	7.2%	—	—	2.3%

*Less than 1%

(1)	The holder of Class B preferred units has the right to convert such units into our common units at any time.
(2)	Unless otherwise set forth below, the address of all of all beneficial owners is c/o Sanchez Production Partners LP, 1000 Main Street, Suite 3000, Houston, Texas 77002.
(3)

Ownership data as reported on Schedule 13D/A filed on February 22, 2017 by Stonepeak Catarina Holdings LLC, Stonepeak Catarina Upper Holdings LLC, Stonepeak Infrastructure Fund (Orion Aiv) LP, Stonepeak Associates LLC, Stonepeak GP Holdings LP, Stonepeak GP Investors LLC, Stonepeak GP Investors Manager LLC, Michael Dorrell and Trent Vichie.  The principal business address of each reporting person is 717 Fifth Avenue, 25th Floor, New York, New York 10022.The filing lists each filing person as having shared voting and dispositive power over the common units and the Class B preferred units.

(4)

Ownership data as reported on Schedule 13G filed on February 14, 2017 by Alyeska Investment Group, L.P., Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC and Anand Parekh.  The principal address of each reporting person is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.  The filing lists each filing person as having shared voting and dispositive power over the common units.

(5)

Ownership data as reported on Schedule 13G filed on February 9, 2017 by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC.  The principal business address of the reporting person is Goldman Sachs Asset Management, 200 West Street, New York, NY 10282.  The filing lists each filing person as having shared voting and dispositive power over the common units.

(6)

Ownership data as reported on Schedule 13G filed on November 28, 2016 by SN UR Holdings, LLC and Sanchez Energy Corporation.  The principal business address of each filing reporting person is 1000 Main Street, Suite 3000, Houston, Texas 77002.  The filing lists each filing person as having shared voting and dispositive power over the common units.

(7)	Mr. Antonio R. Sanchez III owns 198,517 common units. Mr. Sanchez is a co-manager of SOG, which owns 35,320 common units and of which Mr. Sanchez shares voting and dispositive power.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our only equity compensation plan, the Sanchez Production Partners LP Long-Term Inventive Plan, as of December 31, 2016:

Number of
	Securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and rights	warrants, and rights	compensation plans
Plan Category
Equity compensation plans approved by security holders	—	$—	1,588,507
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	1,588,507

Item 13. Certain Relationships and Related Transactions, and Director Independence

Manager

We are controlled by our general partner.  The sole member of our general partner is Manager, which has no officers.  The sole manager and member of Manager is SP Capital Holdings, LLC, which has no officers.  The co-managers of SP Capital Holdings, LLC are Antonio R. Sanchez, III, Eduardo A. Sanchez, Patricio D. Sanchez and their father, Antonio R. Sanchez, Jr.  SP Capital Holdings, LLC is owned by Antonio R. Sanchez, III (26%), Eduardo A. Sanchez (26%), and Patricio D. Sanchez (26%), along with their sister, Ana Lee Sanchez Jacobs, and Antonio R. Sanchez, Jr.

In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services.  In connection with providing the services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, will be paid in cash unless Manager elects for such fee to be paid in our equity.  For the fees earned during the year ended December 31, 2016, Manager elected to receive 592,196 of our common units, valued at $6.9 million, in lieu of cash.  During the years ended December 31, 2016 and 2015, we incurred costs of approximately $7.5 million and $2.4 million, respectively, to Manager under the Services Agreement.

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

In May 2014, we entered into a Contract Operating Agreement with SOG (the “Operating Agreement”) pursuant to which SOG either provides services to operate, develop and produce our oil and natural gas properties or engages a third-party operator to do so, other than with respect to our properties in the Mid-Continent region.  In connection with providing services under the Operating Agreement, SOG will be reimbursed for all direct charges under COPAS.  Aside from reimbursed costs, no amounts have been paid to SOG under the Operating Agreement during the years ended December 31, 2016 and 2015.

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

Sanchez Energy

Since January 1, 2015, we have completed three midstream acquisitions and two working interest acquisitions from Sanchez Energy.  Antonio R. Sanchez, Jr. is a director and Executive Chairman of the Board of Sanchez Energy, and Antonio R. Sanchez, III, is a director and Chief Executive Officer of Sanchez Energy.   In addition, Eduardo Sanchez is the President of Sanchez Energy and Patricio D. Sanchez is an Executive Vice President of Sanchez Energy.  The employees of SOG, including Kirsten A. Hink, our Chief Accounting Officer, provide common services to both us and Sanchez Energy. The beneficial ownership of Sanchez Energy’s common stock as of February 28, 2016 by Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, and Eduardo Sanchez was 7.9%, 3.4%, and 1.7%, respectively.

In March 2015, we entered in a purchase and sale agreement with Sanchez Energy to purchase oil and natural gas properties for total consideration of $85.0 million.  After $1.4 million in normal and customary closing adjustments, consideration paid at closing consisted of $81.6 million cash paid by us to Sanchez Energy and 105,263 of our common units issued to Sanchez Energy with an aggregate consideration value of $2,000,000.  In connection with the purchase agreement, we entered into a registration rights agreement with Sanchez Energy pursuant to which we granted certain registration rights related to the common unit consideration received.

In September 2015, we entered into a purchase and sale agreement with Sanchez Energy to purchase all of the seller’s issued and outstanding membership interests in Catarina Midstream, LLC for total consideration of approximately $345.8 million in cash, subject to closing and post-closing adjustments.  Catarina Midstream owned the Western Catarina gathering system and the common units issued in connection with the March 2015 acquisition.  The transaction closed in October 2015.  Pursuant to the purchase agreement, Sanchez Energy has granted us, for a period of 15 years after the closing date, a right of first offer on any equipment, pipelines, tanks and tangible personal property used for the gathering, transportation and plant separation of hydrocarbons from wells, which Sanchez Energy or any subsidiary thereof proposes to transfer to any unaffiliated person.

In October 2015, we entered into a 15-year gas gathering and processing agreement with Sanchez Energy, pursuant to which Sanchez Energy agreed to tender all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through the Western Catarina gathering system, with the potential to tender additional volumes outside of the dedicated acreage.  During the first five years of the term, Sanchez Energy is required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.  Sanchez Energy is required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through the Western Catarina gathering system, in each case, subject to an annual escalation for a positive increase in the consumer price index.  For the years ended December 31, 2016 and 2015, Sanchez Energy paid us approximately $50.1 million and $7.5 million, respectively, pursuant to the terms of the gathering and processing agreement.

In July 2016, we purchased from Sanchez Energy a 50% interest in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments.  In addition, we are required to pay Sanchez Energy an earnout based on gas received at Carnero Gathering’s delivery points from SN Catarina, LLC, a wholly-owned subsidiary of Sanchez Energy, and other producers.  For the year ended December 31, 2016, we made no payments to Sanchez Energy pursuant to this earnout.

In November 2016, we completed the acquisition of 50% of the outstanding membership interests in Carnero Processing from Sanchez Energy and SN Midstream, a wholly-owned subsidiary of Sanchez Energy, for aggregate cash consideration of approximately $55.5 million and the assumption of approximately $24.5 million of remaining capital contribution commitments. Carnero Processing is developing the Raptor Plant, which is a 260 MMcf/d cryogenic natural gas processing plant that is being constructed in La Salle County, Texas, and is expected to be completed in April 2017. The Raptor Plant is a strategic asset that we believe will allow us to capture more of the value chain from Sanchez Energy's South Texas production and realize further upside from third party volumes.

In November 2016, we also completed the acquisition from SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy of working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas (together, the “Production Acquisition”) for aggregate cash consideration of $25.6 million after $1.4 million in normal and customary closing adjustments. The effective date of the transaction was July 1, 2016. The Production Acquisition included initial conveyed working interests and net revenue interests for each property which escalate on January 1 for each year from 2016 through 2020, at which point, SPP’s interests in the Production Acquisition properties will stay constant for the remainder of the respective lives of the assets

Class B Preferred Unit Issuance

In October 2015, we entered into purchase agreement with Stonepeak pursuant to which we sold, and Stonepeak purchased, 19,444,445 of our newly created Class B preferred units in a privately negotiated transaction for an aggregate cash purchase price of $18.00 per Class B preferred unit resulting in gross proceeds to us of $350,000,010.

Under the terms of our partnership agreement, commencing with the quarter ended on December 31, 2015, the Class B preferred units began to receive a quarterly distribution, at the election of the board of directors of our general partner, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part paid-in-kind units (4.0% per annum).  Distributions are paid on or about the last day of each of February, May, August and November after the end of each quarter. Historically, such distributions have been paid in cash, but on February 9, 2017, the board of directors of our general partner declared a fourth quarter distribution on the Class B preferred units and elected to pay the distribution in part cash and, with the consent of the Class B preferred unitholder, in part common units (in lieu of additional Class B preferred units).  Accordingly, we declared a cash distribution of $0.2258 per Class B preferred unit and an aggregate distribution of 208,594 common units, each paid on February 28, 2017 to the unitholder of record on February 20, 2017.

Under our partnership agreement, in the event that we did not raise at least $75,000,000 through the issuance of additional common units prior to September 30, 2016 (with the conversion of our Class A preferred units counting toward such amount) or if any Class A preferred units remained outstanding after March 31, 2016, the cash portion of the distribution rate would increase by 4.0% per annum until consummation of such issuance or conversion, as applicable.   We did not raise at least $75,000,000 through the issuance of additional common units prior to September 30, 2016 and, therefore, the increased distribution rate was utilized for the quarter ended September 30, 2016. The common unit issuances in November 2016 satisfied the equity raise requirement to decrease quarterly distributions to their original level starting with the quarter ended December 31, 2016.

As a result of the common unit issuance in November 2016, and in accordance with our partnership agreement, in December 2016, we issued an additional 9,851,996 Class B preferred units to Stonepeak.  Stonepeak disagreed with our calculation of the additional Class B preferred units due under our partnership agreement and in January 2017, we and Stonepeak entered into a settlement agreement to settle the disputed calculation. Pursuant to the settlement agreement, and in accordance with Section 5.4 of our partnership agreement, we issued 1,704,446 Class B preferred units to Stonepeak in a privately negotiated transaction as consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” under our partnership agreement being established at $11.29 per Class B preferred unit.

In October 2015, as amended in January 2017, we entered into a registration rights agreement with Stonepeak pursuant to which we agreed to register, upon Stonepeak’s request, the resale of the common units issuable upon conversion of the Class B preferred units along with any other common units held by Stonepeak.  In addition, we and our general partner entered into a board representation and standstill agreement with Stonepeak pursuant to which we and our general partner have agreed to permit Stonepeak to designate two persons to serve on the board of directors of our general partner.

Restricted Unit Grant

In December 2015, we granted a restricted unit award under the Plan of 33,703 common units to Antonio R. Sanchez, Jr.  Unless otherwise accelerated by the administrator of the Plan and subject to certain other conditions such as continued service by Mr. Sanchez, such restricted units will vest pro-rata over a three-year period. Except in connection with a change in control (as defined in the Plan) or in the discretion of the board of directors of our general partner, any unvested restricted units will be forfeited upon such time as Mr. Sanchez is no longer an officer, employee, consultant or director of us, our general partner, any of affiliates thereof or any other person performing bona fide services for us and our subsidiaries.  Based on the $14.00 closing price of our common units as reported on the NYSE MKT on the date of grant, the value of the restricted units was $471,842.

Item 14. Principal Accounting Fees and Services

We engaged our principal accountant, KPMG LLP (“KPMG”), to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2016 and 2015.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended December 31, 2016 and 2015 were $712,000 and $678,000, respectively.

Audit-Related Fees. The aggregate fees billed for audit-related fees for the years ended December 31, 2016 and 2015 were $215,000 and $160,000, respectively.

Tax Fees. There were no tax fees billed by KPMG for the years ended December 31, 2016 and 2015.

All Other Fees. There were no other fees billed by KPMG for the years ended December 31, 2016 and 2015.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm dated March 28, 2017 of KPMG LLP

Consolidated Statements of Operations—Sanchez Production Partners LP for the two years ended December 31, 2016

Consolidated Balance Sheets—Sanchez Production Partners LP at December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows—Sanchez Production Partners LP for the two years ended December 31, 2016

Consolidated Statements of Changes in Members’ Equity/Partners’ Capital—Sanchez Production Partners LP for the two years ended December 31, 2016

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

2.2

Purchase and Sale Agreement, dated as of March 31, 2015, between SEP Holdings III, LLC, Sanchez Production Partners LP and SEP Holdings IV, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 1, 2015, File No. 001-33147).

2.3

Purchase and Sale Agreement, dated as of September 25, 2015, by and among Sanchez Energy Corporation, SN Catarina, LLC and Sanchez Production Partners LP (incorporated herein by reference to Exhibit 2.1 the Current Report on Form 8-K filed by Sanchez Production Partners LP on September 29, 2015, File No. 001-33147).

2.4

Purchase and Sale Agreement between certain wholly-owned subsidiaries of Sanchez Production Partners LP and Gateway Resources U.S.A., Inc., dated June 15, 2016, as amended, by that certain Amendment No. 1 to Purchase and Sale Agreement, dated June 15, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

2.5

Purchase and Sale Agreement by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP, dated July 5, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

2.6

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 7, 2016, File No. 001-33147).

2.7

Purchase and Sale Agreement, dated October 6, 2016, by and among SN Cotulla Assets, LLC, SN Palmetto, LLC, SEP Holdings IV, LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 7, 2016, File No. 001-33147).

2.8

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Terminal, LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 7, 2016, File No. 001-33147).

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

3.4

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Sanchez Production Partners LP, effective as of January 25, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

3.5

Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 4.5 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.6

Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 14, 2015, File No. 001-33147).

3.7

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

10.1

Amendment No. 1 to Registration Rights Agreement, effective January 25, 2017, by and between Stonepeak Catarina Holdings LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

10.2

Registration Rights Agreement, dated November 22, 2016, between Sanchez Production Partners LP and SN UR Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on November 22, 2016, File No. 001-33147).

10.3

Class A Preferred Unit Purchase Agreement, dated as of March 31, 2015, between Sanchez Production Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 1, 2015, File No. 001-33147).

10.4

Class A Preferred Unit Purchase Agreement, dated as of April 15, 2015, between Sanchez Production Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 15, 2015, File No. 001-33147).

10.5

Class B Preferred Unit Purchase Agreement, dated as of September 25, 2015, between Sanchez Production Partners LP and the purchaser named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on September 29, 2015, File No. 001-33147).

10.6

Purchase Agreement, dated November 16, 2016, between Sanchez Production Partners LP and SN UR Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on November 22, 2016, File No. 001-33147).

10.7

Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among Sanchez Production Partners LP, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 1, 2015, File No. 001-33147).

10.8

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

10.9

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

10.10

Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, among Sanchez Production Partners LP, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on November 13, 2015, File No. 001-33147).

10.11

Fourth Amendment to Third Amended and Restated Credit Agreement among Sanchez Production Partners LP, the guarantors party thereto, each of the lenders party thereto, and Royal Bank of Canada, as administrative agent and collateral agent, dated July 5, 2016 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

10.12+

Mutual Termination, Waiver and Release, dated January 22, 2016, between CEP Services Company, Inc. and Charles C. Ward (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2016, File No. 001-33147).

10.13+

Summary Compensation of Executive Officers of Sanchez Production Partners GP LLC (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Sanchez Production Partners LP on March 30, 2016, File No. 001-33147).

10.14+

Summary Compensation of Directors of Sanchez Production Partners GP LLC (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Sanchez Production Partners LP on March 30, 2016, File No. 001-33147).

10.15

Amended and Restated Shared Services Agreement, dated as of March 6, 2015, between SP Holdings, LLC and Sanchez Production Partners LP (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2015, File No. 001-33147).

10.16

Contract Operating Agreement, dated May 8, 2014, between Constellation Energy Partners LLC and Sanchez Oil & Gas Corporation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 8, 2014, File No. 001-33147).

10.17

Geophysical Seismic Data Use License Agreement, dated May 8, 2014, between Constellation Energy Partners, LLC, certain subsidiaries thereof, and Sanchez Oil & Gas Corporation (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 8, 2014, File No. 001-33147).

10.18

Amendment One to License Agreement, dated as of March 6, 2015, by and among Sanchez Oil and Gas Corporation, Sanchez Production Partners LP and SEP Holdings IV, LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2015, File No. 001-33147).

10.19

Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

10.20+

Board Representation and Standstill Agreement, dated as of October 14, 2015, between Sanchez Production Partners LP and the purchaser named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

10.21+

Sanchez Production Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

10.22+

Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on December 3, 2015, File No. 001-33147).

10.23

Settlement Agreement and Release, effective January 25, 2017, by and between Stonepeak Catarina Holdings LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

*21.1	List of subsidiaries of Sanchez Production Partners LP

*23.1	Consent of KPMG LLP

*23.2	Consent of Ryder Scott Co. LP

*31.1	Certification of Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer and Secretary of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer and Secretary of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Report of Ryder Scott Co. LP

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*Filed herewith

+Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Sanchez Production Partners LP and the Board of Directors of Sanchez Production Partners GP LLC.

We have audited the accompanying consolidated balance sheets of Sanchez Production Partners LP (formerly Sanchez Production Partners LLC) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ equity/partners’ capital, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Production Partners LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Houston, Texas
March 28, 2017

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit data)

	For the Years Ended
	December 31,
	2016	2015
Revenues
Natural gas sales	$10,408	$19,809
Oil sales	5,138	35,297
Natural gas liquids sales	1,167	1,597
Gathering and transportation sales	53,972	11,725
Total revenues	70,685	68,428
Expenses:
Operating expenses:
Lease operating expenses	14,981	19,988
Transportation operating expenses	12,478	2,176
Cost of sales	328	595
Production taxes	1,167	1,792
General and administrative	22,901	23,655
Unit-based compensation expense	1,941	2,454
Exploration costs	—	1,866
Loss (gain) on sale of assets	219	(111)
Depreciation, depletion and amortization	33,799	14,536
Asset impairments	7,646	123,860
Accretion expense	1,127	1,099
Total operating expenses	96,587	191,910
Other (income) expense
Interest expense, net	5,093	4,207
(Gain) loss on embedded derivatives	(47,794)	9,982
Earnings from equity investments	(2,382)	(81)
Other income	(50)	(589)
Total other (income) expenses	(45,133)	13,519
Total expenses	51,454	205,429
Income (loss) before income taxes	19,231	(137,001)
Income tax expense	—	55
Net income (loss)	19,231	(137,056)
Less:
Preferred unit paid-in-kind distributions	—	(1,425)
Preferred unit distributions	(39,375)	(7,418)
Preferred unit amortization	(24,340)	(8,919)
Net loss attributable to common unitholders	$(44,484)	$(154,818)
Net loss per unit
Net loss per unit prior to conversion(1)
Class A units - Basic and diluted	$—	$(0.38)
Class B units - Basic and diluted	$—	$(0.31)
Weighted Average Units Outstanding prior to conversion(1)
Class A units - Basic and diluted	—	48,451
Class B units - Basic and diluted	—	2,879,163
Net loss per unit after conversion(1)
Common units - Basic and Diluted	$(9.55)	$(50.10)
Weighted Average Units Outstanding after conversion(1)
Common units - Basic and Diluted	4,658,970	3,071,587

(1) Amounts adjusted for 1-for-10 reverse split completed August 3, 2015.

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
ASSETS	2016	2015

Current assets
Cash and cash equivalents	$957	$6,571
Restricted cash	—	600
Accounts receivable	1,212	2,461
Accounts receivable - related entities	5,987	1,515
Prepaid expenses	2,041	744
Fair value of derivative instruments	4,568	21,010
Total current assets	14,765	32,901
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	758,913	732,088
Gathering and transportation assets	152,209	147,479
Material and supplies	1,056	1,056
Less: accumulated depreciation, depletion, amortization and impairment	(689,358)	(653,569)
Oil and natural gas properties and equipment, net	222,820	227,054
Other assets
Intangible assets, net	185,766	199,741
Fair value of derivative instruments	3,964	10,008
Equity investments	111,614	642
Other non-current assets	776	954
Total assets	$539,705	$471,300

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$951	$7,288
Accounts payable and accrued liabilities - related entities	7,046	1,035
Royalties payable	706	689
Fair value of derivative instruments	740	—
Total current liabilities	9,443	9,012
Other liabilities
Asset retirement obligation	13,579	20,364
Embedded derivatives	—	193,077
Long-term debt, net of debt issuance costs	151,322	104,909
Fair value of derivative instruments	1,356	—
Other liabilities	4,270	—
Total other liabilities	170,527	318,350
Total liabilities	179,970	327,362
Commitments and contingencies (See Note 12)
Mezzanine equity
Class B preferred units, 29,296,441 and 19,444,445 units issued and outstanding as of December 31, 2016 and 2015, respectively	342,991	172,111
Partners' capital (deficit)
Class A preferred units, zero and 11,694,364 units issued and outstanding as of December 31, 2016 and 2015, respectively	—	17,112
Common units, 13,447,749 and 3,240,813 units issued and outstanding as of December 31, 2016 and 2015, respectively	16,744	(45,285)
Total partners' capital (deficit)	16,744	(28,173)
Total liabilities and partners' capital	$539,705	$471,300

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$19,231	$(137,056)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	21,900	13,250
Amortization of debt issuance costs	507	1,338
Revisions to asset retirement obligation included in DD&A	(1,859)	(1,518)
Asset impairments	7,646	123,860
Accretion of plugging and abandonment liability	1,127	1,099
Distributions (return on investment) from equity investments	2,950	47
Equity earnings in affiliate	(2,381)	(80)
Bad debt expense	35	122
Dryhole/exploration expense	—	1,866
(Gain)/Loss from disposition of property and equipment	210	(111)
Total mark-to-market on commodity derivative contracts	7,239	(25,149)
Cash settlements on commodity derivative contracts	18,780	18,996
Unit-based compensation	2,044	2,454
(Gain) loss on embedded derivative	(47,794)	9,982
Amortization of intangible assets	13,756	2,805
Costs for plug and abandon activities	(182)	(186)
Changes in Operating Assets and Liabilities:
Accounts receivable	(159)	4,166
Accounts receivable - related entities	(4,472)	(1,515)
Prepaid expenses	(1,297)	1,039
Other assets	730	300
Accounts payable and accrued liabilities	(3,876)	(862)
Accounts payable - related entities	6,011	1,035
Royalties payable	17	(445)
Net cash provided by operating activities	40,163	15,437
Cash flows from investing activities:
Cash paid for acquisitions	(25,622)	(427,218)
Development of oil and natural gas properties	(939)	(2,005)
Proceeds from sale of assets	38	470
Construction of gathering and transportation assets	(4,730)	—
Purchases of equity affiliates	(107,271)	13
Net cash used in investing activities	(138,524)	(428,740)
Cash flows from financing activities:
Proceeds from issuance of preferred units	—	359,500
Payments for offering costs	(5,403)	(1,756)
Proceeds from issuance of debt	72,000	107,000
Repayment of debt	(26,000)	(42,500)
Issuance of common units	99,196	193
Repurchase of common units under repurchase program	(2,948)	(2,223)
Units tendered by employees for tax withholdings	(140)	(618)
Distributions to common unitholders	(6,696)	(1,219)
Class B preferred unit cash distributions	(37,168)	—
Debt issuance costs	(94)	(2,741)
Net cash provided by financing activities	92,747	415,636
Net increase (decrease) in cash and cash equivalents	(5,614)	2,333
Cash and cash equivalents, beginning of period	6,571	4,238
Cash and cash equivalents, end of period	$957	$6,571
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$1,119	$1,684
Acquisition of oil and natural gas properties in exchange for common units	$—	$935
Cash paid during the period for interest	$4,449	$2,380
Cash paid during the period for income taxes	$—	$53
Transfer of embedded derivative to Class B preferred units	$145,283	$—

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity/Partners’ Capital

(In thousands, except unit data)

	Class A Units		Class B Units		Class A Preferred Units		Common Units		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Equity/Capital

Members' Equity, December 31, 2014	48,451	$1,930	2,879,258	$104,893	—	$—	—	$—	$106,823
Units tendered by employees for tax withholding	—	—	(1,557)	(21)	—	—	—	—	(21)
Net loss (January 1st - March 5th)	—	(18)	—	(905)	—	—	—	—	(923)
Members' Equity, March 5, 2015	48,451	1,912	2,877,701	103,967	—	—	—	—	105,879
Class A Units converted to common units upon limited partnership conversion	(48,451)	(1,912)	—	—	—	—	58,729	1,912	—
Class B Units converted to common units upon limited partnership conversion	—	—	(2,877,701)	(103,967)	—	—	2,877,701	103,967	—
Units tendered by employees for tax withholding	—	—	—	—	—	—	(32,269)	(597)	(597)
Unit-based compensation programs	—	—	—	—	—	—	472,972	2,454	2,454
Private placement of Class A Preferred Units, net of offering costs of $0.8 million	—	—	—	—	10,859,375	16,550	—	—	16,550
Beneficial conversion feature of Class A preferred units	—	—	—	—	—	(863)	—	863	—
Preferred unit paid-in-kind distributions	—	—	—	—	834,989	1,425	—	(1,425)	—
Issuance of common units	—	—	—	—	—	—	6,865	193	193
Common units retired via unit repurchase program	—	—	—	—	—	—	(143,185)	(2,223)	(2,223)
Common units issued for acquisition of properties	—	—	—	—	—	—	105,263	2,000	2,000
Common units received and retired for acquisition of properties	—	—	—	—	—	—	(105,263)	(1,065)	(1,065)
Cash distributions to common unit holders	—	—	—	—	—	—	—	(1,219)	(1,219)
Distributions - Class B preferred units	—	—	—	—	—	—	—	(14,012)	(14,012)
Net loss (March 6th - December 31st)	—	—	—	—	—	—	—	(136,133)	(136,133)
Partner's Capital (Deficit), December 31, 2015	—	—	—	—	11,694,364	17,112	3,240,813	(45,285)	(28,173)
Units tendered by employees for tax withholding	—	—	—	—	—	—	(12,227)	(140)	(140)
Units forfeited by employees	—	—	—	—	—	—	(2,000)	—	—
Unit-based compensation programs	—	—	—	—	—	—	67,627	2,044	2,044
Issuance of common units, net of offering costs of $5.3 million	—	—	—	—	—	—	9,226,595	96,278	96,278
Class A Preferred Units converted to common units	—	—	—	—	(11,694,364)	(17,112)	1,169,441	17,112	—
Common units retired via unit repurchase program	—	—	—	—	—	—	(242,500)	(2,948)	(2,948)
Cash distributions to common unit holders	—	—	—	—	—	—	—	(6,696)	(6,696)
Distributions - Class B preferred units	—	—	—	—	—	—	—	(62,852)	(62,852)
Net income	—	—	—	—	—	—	—	19,231	19,231
Partner's Capital (Deficit), December 31, 2016	—	$—	—	$—	—	$—	13,447,749	$16,744	$16,744

See accompanying notes to consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

1. ORGANIZATION AND BUSINESS

Organization

Sanchez Production Partners LP, a Delaware limited partnership (“SPP”, “we”, “us”, “our” or the “Partnership”), is a publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other production assets. SPP completed its initial public offering on November 20, 2006, as Constellation Energy Partners LLC (“CEP” or the “Company”). We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC (the “Manager”), the sole member of our general partner, pursuant to which Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services.  On March 6, 2015, the Company’s unitholders approved the conversion of Sanchez Production Partners LLC to a Delaware limited partnership and the name was changed to Sanchez Production Partners LP. Manager owns the general partner of SPP and all of SPP’s incentive distribution rights.  Our common units are currently listed on the NYSE MKT under the symbol “SPP.”

Historically, our operations have consisted of the production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“Sanchez Energy”) and entered into a 15-year gathering and processing agreement with Sanchez Energy.  We also commenced a process to sell our oil and natural gas properties in the Mid-Continent region.  In July 2016, we sold a portion of our oil and natural gas properties in the Mid-Continent region and acquired a 50% equity interest in Carnero Gathering.  In November 2016, we completed a public offering of approximately 6,745,107 common units (which includes exercise of the underwriters’ option to purchase 194,305 common units) for net proceeds of approximately $69.7 million, after deducting customary offering expenses.  Concurrent with the public offering, we completed a private placement of 2,272,727 common units representing limited partner interests for net proceeds of approximately $25.0 million. The combined proceeds were used to close the acquisition of a 50% equity interest in Carnero Processing, as well as acquire working interest in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas and escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas.

As a result of the acquisition of midstream assets from Sanchez Energy, our historical financial statements prior to the quarter ended December 31, 2015, will differ substantially from our financial statements, from and after such period principally because a significant portion of our revenues now come from the long-term, fee-based gathering and processing agreement with Sanchez Energy rather than from oil and natural gas production.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America. The accompanying financial statements include the accounts of us and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  We conduct our business activities as two operating segments: the production of oil and natural gas and the midstream business, which include the Western Catarina gathering system.  Our management evaluates performance based on these two business segments.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which are adopted by us as of the specified effective date.  Unless otherwise discussed, management believes that the impact of recently issued standards, which are not effective, will not have a material impact on our consolidated financial statements upon adoption.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, and the Partnership is currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19 “Technical Corrections and Improvements,” which amends a number of Topics in the FASB ASC. The ASU is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Most amendments are effective upon issuance (December 2016).

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, and the Partnership is currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018.  Early adoption is permitted, and the Partnership is currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” effective for annual and interim periods beginning after December 15, 2017. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. Early adoption is permitted including adoption in an interim period. We chose to adopt ASU 2016-15 for the year ended December 31, 2016 on a retrospective basis.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance is intended to more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation requirements under International Financial Reporting Standards.  Under this new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as a separate asset as previously presented.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2015.  In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  The guidance in ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements.  ASU 2015-15 states given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  During the first quarter of 2016, the Partnership adopted ASU 2015-03 and ASU 2015-15 retrospectively to the comparable periods in this Form 10-K. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of debt issuance costs of approximately $2,091

Decrease in Debt issuance costs (Other Assets) of approximately $2,091

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In March, April, and May of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Partnership will not early adopt the standard although early adoption is permitted. The Partnership is currently evaluating whether to apply the retrospective approach or modified retrospective approach with the cumulative effect recognized as of the date of initial application. The Partnership is currently evaluating the impact the standard is expected to have on its consolidated financial statements by evaluating current revenue streams and evaluating contracts under the revised standards.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include estimates of our reserves of oil, natural gas and natural gas liquids (“NGLs”); future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of commodity derivatives and fair values of assets and liabilities.  As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash

We had no restricted cash as of December 31, 2016. At December 31, 2015, we had restricted cash of $0.6 million held in escrow related to a vendor dispute, which was resolved in March 2016.

Accounts Receivable, Net

Our accounts receivable are primarily from purchasers of oil and natural gas and counterparties to our financial instruments.  Oil receivables are generally collected within 30 days after the end of the month.  Natural gas receivables are generally collected within 60 days after the end of the month.  We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered.  Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted.  Our allowance for doubtful accounts was $0.4 million as of December 31, 2016 and 2015.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and derivative financial instruments. We place our cash with high credit quality financial institutions. We place our derivative financial instruments with financial institutions that participate in our Credit Agreement and maintain an investment grade credit rating. Substantially all of our accounts receivables are due from purchasers of oil and natural gas. These sales are generally unsecured and, in some cases, may carry a parent guarantee. As we generally have fewer than 10 large customers for our oil and natural gas sales, we routinely assess the financial strength of our customers. Bad debt expense is recognized on an account-by-account review and when recovery is not probable. Our allowance for doubtful accounts was $0.4 million as of December 31, 2016 and 2015. We have no off-balance-sheet credit exposure related to our operations or customers.

For the years ended December 31, 2016 and 2015, two customers accounted for 10% or more of our total revenue.  Sanchez Energy, whose earned revenues contribute exclusively to our midstream segment, accounted for  76% and 17% of total revenue for the years ended December 31, 2016 and 2015, respectively. During that same time period, Macquarie Cook Energy, LLC, whose earned revenues contribute exclusively to our production segment, accounted for approximately 6% and 17% of our total revenue, respectively.

Derivatives and Hedging Activities

We use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing our exposure to price fluctuations.

We account for all our open derivatives as mark-to-market activities. All derivative instruments are recorded in the consolidated balance sheets as either an asset or a liability measured at fair value with changes in fair value recognized in earnings. All of our open derivatives are effective as economic hedges of our commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on our consolidated balance sheets as either short-term or long-term assets or liabilities based on their anticipated settlement date. We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statements of operations under the caption “Oil sales” or “Natural gas sales.”

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

Gas imbalances occur when sales are more or less than the entitled ownership percentage of total gas production. We use the entitlements method when accounting for gas imbalances. Any amount received in excess is treated as a liability. If less than the entitled share of the production is received, the excess is recorded as a receivable.  There were no gas imbalance positions as of December 31, 2016, and an immaterial gas imbalance on one of our wells in the Mid-continent region at December 31, 2015.

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

Income Taxes

SPP and each of its wholly-owned subsidiary LLCs are treated as a partnership for federal and state income tax purposes.  All of our taxable income or loss, which may differ considerably from net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our members. As such, no federal income tax for these entities has been provided for in the accompanying financial statements. Our wholly-owned subsidiary, CEP Services Company, Inc. is a taxable entity. For the years ended December 31, 2016, and 2015, the current and deferred income taxes for the entity were immaterial. The entity has no material deferred tax assets or liabilities.

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

Environmental Cost

We record environmental liabilities at their undiscounted amounts on our balance sheets in other current and long-term liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the federal Environmental Protection Agency (“EPA”) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.  For the years ended December 31, 2016 and 2015, we had no environmental liabilities recorded, as no liabilities were deemed necessary.

Unit-Based Compensation

The Partnership records stock-based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” Stock-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method.

Unit-based compensation granted to employees of SOG (including those employees who also serve as the officers of our general partner) and consultants in exchange for services are considered awards to non-employees and the Partnership records unit-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” For awards granted to non-employees, the Partnership records compensation expenses equal to the fair value of the unit-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the unit-based award. Unit-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered. In accordance with the guidance, the inclusion of market performance acceleration conditions does not change the accounting classification as compared to those awards without market performance acceleration conditions. Compensation expense for the unvested awards is revalued at each period end and is amortized over the vesting period of the stock-based award.

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

3. ACQUISITIONS AND DIVESTITURES

Carnero Processing Acquisition

On November 22, 2016, we completed the acquisition of 50% of the outstanding membership interests in Carnero Processing, LLC (“Carnero Processing”) from Sanchez Energy and SN Midstream, LLC, (“SN Midstream”) a wholly-owned subsidiary of Sanchez Energy, for aggregate cash consideration of approximately $55.5 million and the assumption of approximately $24.5 million of remaining capital contribution commitments (the “Carnero Processing Transaction”). The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Processing, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP. Carnero Processing is constructing a cryogenic gas processing facility located in La Salle County, Texas. See Note 11. “Investments” for additional information relating to the Carnero Processing Transaction.

Production Acquisition

On November 22, 2016, we completed the acquisition from SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy, of working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas (together, the “Production Acquisition”) for aggregate cash consideration of $25.6 million after $1.4 million in normal and customary closing adjustments. The effective date of the transaction was July 1, 2016. The Production Acquisition included initial conveyed working interests and net revenue interests for each property which escalate on January 1 for 2017 and 2018, at which point, SPP’s interests in the Production Acquisition properties will stay constant for the remainder of the respective lives of the assets.

The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved developed reserves	$26,454
Fair value of assets acquired	26,454
Asset retirement obligations	(832)
Fair value of net assets acquired	$25,622

Carnero Gathering Transaction

On July 5, 2016, the Partnership purchased from Sanchez Energy and SN Midstream 50% of the issued and outstanding membership interests in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments (the “Carnero Gathering Transaction”). In addition, the Partnership is required to pay an earnout based on gas received at the delivery points from SN Catarina, LLC, a wholly-owned subsidiary of Sanchez Energy (“SN Catarina”), and other producers. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP. Carnero Gathering operates a gas gathering pipeline from an interconnection in Webb County, Texas to interconnection(s) with a gas processing facility being developed and constructed by Carnero Processing. See Note 11. “Investments” for additional information relating to the Carnero Gathering Transaction.

The Partnership made capital contributions to Carnero Gathering totaling $3.3 million between July 5, 2016 and December 31, 2016.

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

Eagle Ford Acquisition

On March 31, 2015, we completed an acquisition of wellbore interests in certain producing oil and natural gas properties in Gonzales County, Texas (the “Eagle Ford Shale properties,” and such acquisition, the “Eagle Ford Acquisition”) located in the Eagle Ford Shale in Gonzales County, Texas from Sanchez Energy for a purchase price of $85 million, subject to normal and customary closing adjustments.  The effective date of the transaction was January 1, 2015. The Eagle Ford Acquisition included initial conveyed working interests and net revenue interests for each property which escalate on January 1 for each year from 2016 through 2019, at which point, SPP’s interests in the Eagle Ford Shale properties will stay constant for the remainder of the respective lives of the assets.

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

Mid-Continent Divestiture

On June 15, 2016, certain wholly-owned subsidiaries of the Partnership entered into an agreement with Gateway Resources U.S.A., Inc. (“Gateway”) to sell substantially all of the Partnership’s operated oil and natural gas wells, leases and other associated assets and interests in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation) (the “Mid-Continent Divestiture”) for cash consideration of $7,120, subject to adjustment for title and environmental defects, effective as of August 1, 2016 (the “Effective Time”).  In addition, Gateway agreed to assume all obligations relating to the assets arising after the Effective Time and all plugging and abandonment costs relating to the assets arising prior to the Effective Time. The Partnership closed the sale of this transaction on July 15, 2016. The Partnership recorded a $0.2 million loss related to an intangible asset balance comprised of marketing contracts from the 2007 Newfield acquisition which were included in the Mid-Continent Divestiture.

Results of Operations and Pro Forma Information (Unaudited)

The following unaudited pro forma combined financial information for the year ended December 31, 2015 reflect the consolidated results of operations of the Partnership as if the Western Catarina Midstream Acquisition and Eagle Ford Acquisition and related financings had occurred on January 1, 2015. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, amortization of customer contract intangible assets acquired and paid-in-kind units issued in connection with the Class A Preferred Units.

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

•	The Eagle Ford Acquisition completed on March 31, 2015.
•	The increase in borrowings under the Credit Agreement to finance a portion of the Eagle Ford Acquisition, and the related adjustments to interest expense.
•	Issuance of Class A Preferred Units to finance a portion of the Eagle Ford Acquisition, and the related adjustments to preferred paid-in-kind distributions.
•	Issuance of common units to finance a portion of the Eagle Ford Acquisition and the related effect on net income (loss) per common unit (in thousands, except per unit amounts).

Year Ended
December 31,
2015
Revenues	$105,204
Net loss attributable to common unitholders	$(157,161)
Net loss per unit prior to conversion
Class A units - Basic and diluted	$(17.72)
Class B units - Basic and diluted	$(14.10)
Net loss per unit after conversion
Common units - Basic and diluted	$(40.32)

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Partnership would have reported had the Western Catarina Midstream Acquisition and Eagle Ford Acquisition and related financings been completed as of the date set forth in this unaudited pro forma combined financial information and should not be taken as indicative of the Partnership’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

Post-Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Partnership’s consolidated statements of operations for the year ended December 31, 2016, for the Western Catarina Midstream Acquisition and Eagle Ford Acquisition are shown in the table that follows.  As the income from the Carnero Gathering Transaction and Carnero Processing Transaction are classified under earnings from equity investments on the income statement, it is not included in operating results below.  However, earnings resulting from the Carnero Gathering Transaction and Carnero Processing Transaction were $2.3 million for the year ended December 31, 2016.  Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Year Ended
December 31, 2016
Revenues	$64,243
Excess of revenues over direct operating expenses	$47,444

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurements at December 31, 2016
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	December 31, 2016
Derivative assets	$—	$6,436	$—	$—	$6,436
Embedded derivative	—	—	—	—	—
Total net assets	$—	$6,436	$—	$—	$6,436

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurements at December 31, 2015
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Netting Cash and	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	Collateral	December 31, 2015
Derivative assets	$—	$31,018	$—	$—	$31,018
Embedded derivative	—	—	(193,077)	—	(193,077)
Total net assets	$—	$31,018	$(193,077)	$—	$(162,059)

As of December 31, 2016 and 2015, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

Fair Value on a Non-Recurring Basis

The Partnership follows the provisions of ASC Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. We periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying values may not be recoverable.

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 9, ‘‘Asset Retirement Obligation.’’

The following table summarizes the non-recurring fair value measurements of our assets and liabilities as of December 31, 2016 (in thousands):

	Fair Value Measurements at December 31, 2016
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$10,733
Acquisitions(b)	—	—	25,622
Total net assets	$—	$—	$36,355

(a)

During the year ended December 31, 2016, we recorded a non-cash impairment charge of $7.6 million to impair our producing oil and natural gas properties in Texas and Louisiana (acquired prior to the Eagle Ford Acquisition) and in Oklahoma. The carrying values of the impaired proved properties were reduced to a fair value of $10.7 million, estimated using inputs characteristic of a Level 3 fair value measurement.

(b)	During the year ended December 31, 2016, we acquired oil and natural gas properties with a fair value of $25.6 million. See Note 3. “Acquisitions and Divestitures” for fair value allocation.

The following table summarizes the non-recurring fair value measurements of our assets and liabilities as of December 31, 2015 (in thousands):

	Fair Value Measurements at December 31, 2015
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$80,977
Acquisitions(b)	—	—	429,218
Total net assets	$—	$—	$510,195

(a)

For the year ended December 31, 2015, we recorded a non-cash impairment charge of $123.9 million to impair the value of our Cherokee Basin properties, Woodford Shale properties and our Texas and Louisiana properties (acquired prior to the Eagle Ford Acquisition).  The carrying values of the impaired proved properties were reduced to a fair value of $81.0 million, estimated using inputs characteristic of a Level 3 fair value measurement.

(b)

During the year ended December 31, 2015, we acquired oil and natural gas properties and midstream assets with a combined fair value of $429.2 million. See Note 3. “Acquisitions and Divestitures” for fair value allocation.

The fair values of oil and natural gas properties were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change.

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate.  We did not have any interest rate derivatives as of December 31, 2016. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

Embedded Derivative – The Partnership entered into a contract for the sale of preferred units in October 2015 which contained provisions that were required to be bifurcated from the contract and valued as a derivative. The embedded derivative was valued through the use of a Monte Carlo model which utilized observable inputs, the Partnership’s unit prices at various timelines, as well as unobservable inputs related to the weighted probabilities of certain redemption scenarios. We have therefore classified the fair value measurements of our embedded derivative as Level 3 inputs. The Partnership marked this derivative to market as of December 31, 2015, and incurred an approximate $10.0 million loss as a result.

The fair value of the Partnership’s embedded derivative classified as Level 3 as of December 31, 2016 was zero.  Changes in the unobservable inputs will impact the fair value measurement of the Partnership's embedded derivative contract.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's embedded derivative classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3)
	December 31,
	2016	2015
Beginning balance	$(193,077)	$—
Initial fair value of embedded derivative - bifurcated from mezzanine equity	—	(183,095)
Gain (loss) on embedded derivative	47,794	(9,982)
Transfer to mezzanine equity	145,283	—
Ending balance	$—	$(193,077)

Loss included in earnings related to derivatives still held as of December 31, 2016 and 2015	$—	$(9,982)

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

As of December 31, 2016, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

MTM Fixed Price Swaps – NYMEX (Henry Hub)

	For the Year Ended December 31, (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2017	309,181	$5.42	287,439	$5.45	271,368	$5.45	257,234	$5.45	1,125,222	$5.44
2018	260,841	$3.18	248,018	$3.18	235,810	$3.18	225,208	$3.18	969,877	$3.18
2019	224,303	$3.10	214,186	$3.10	205,533	$3.10	197,455	$3.10	841,477	$3.10
2020	188,696	$2.85	176,946	$2.85	170,637	$2.85	164,747	$2.85	701,026	$2.85
									3,637,602

MTM Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	For the Year Ended December 31, (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2017	102,339	$61.03	94,005	$61.25	87,304	$61.42	81,702	$61.55	365,350	$61.30
2018	88,854	$60.82	83,976	$60.90	79,683	$60.96	75,864	$61.02	328,377	$60.92
2019	78,667	$61.48	75,326	$61.53	72,279	$61.57	69,480	$61.61	295,752	$61.54
2020	66,914	$53.50	64,477	$53.50	62,251	$53.50	60,224	$53.50	253,866	$53.50
									1,243,345

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the years ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Beginning fair value of commodity derivatives	$31,018	$22,829
Net gains (losses) on crude oil derivatives	(8,355)	22,410
Net gains on natural gas derivatives	1,116	6,148
Net settlements on derivative contracts:
Crude oil	(13,622)	(13,191)
Natural gas	(6,919)	(7,178)
Net premiums on derivative contracts	3,197	—
Ending fair value of commodity derivatives	$6,435	$31,018

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Location of Gain(Loss)	Year Ended December 31,
Derivative Type	in Income	2016	2015
Commodity – Mark-to-Market	Oil sales	$(8,355)	$19,146
Commodity – Mark-to-Market	Natural gas sales	1,116	6,003
		$(7,239)	$25,149

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with four counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of December 31, 2016 and 2015, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Hedges Novated in the Eagle Ford Acquisition

As a part of the Eagle Ford Acquisition, we received by novation from the seller certain hedges covering approximately 95%, 90%, 85%, 85% and 80% of estimated 2015, 2016, 2017, 2018 and 2019 oil and natural gas production from the acquired assets, respectively.  The counterparty for the hedges is a lender in the Partnership’s Credit Agreement. The Partnership is responsible for all future periodic settlements of these transactions.  As of December 31, 2016 and 2015, the fair value of the hedges assumed resulted in a $6.4 million and $15.0 million asset, respectively, in our consolidated balance sheet.

Embedded Derivative

The Partnership entered into a contract for the sale of preferred units in October 2015 which contained provisions that were required to be bifurcated from the contract and valued as a derivative. The embedded derivative was valued through the use of a Monte Carlo model which utilized observable inputs, the Partnership’s unit prices at various timelines, as well as unobservable inputs related to the weighted probabilities of certain redemption scenarios. The Partnership marked this derivative to market as of December 31, 2015, and incurred approximately $10.0 million loss as a result.

In November 2016, we completed a public offering and private placement of common units. As a result of these equity issuances, the Class B conversion rate was determined and the provisions that were required to bifurcate were removed.  At that time, the fair value of the derivative was transferred to mezzanine equity.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s embedded derivative for the years ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Beginning fair value of embedded derivative	$(193,077)	$—
Initial fair value of embedded derivative - bifurcated from mezzanine equity	—	(183,095)
Gain (loss) on embedded derivative	47,794	(9,982)
Transfer to mezzanine equity	145,283	—
Ending fair value of embedded derivative	$—	$(193,077)

6. LONG-TERM DEBT

Credit Agreement

We have entered into a Credit Agreement with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto.  The Credit Agreement provides a maximum commitment of $500,000,000 and has a maturity date of March 31, 2020.   Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own as well as various security and pledge agreements among the Partnership and certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15,000,000 which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200,000,000.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from joint ventures multiplied by 5.0 initially, 4.75 for the second full quarter after the acquisition of the Western Catarina gathering system and 4.5 thereafter.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.

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

At December 31, 2016, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of December 31, 2016 and 2015, our unamortized debt issuance costs were $1.7 million and $2.1 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement.  Amortization of debt issuance costs recorded during the year ended December 31, 2016 and 2015 were $0.5 million and $1.3 million, respectively.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consist of the following (in thousands):

	December 31,
	2016	2015
Gathering and transportation assets
Midstream assets	$152,209	$147,479
Less: Accumulated depreciation and amortization	(15,020)	(1,402)
Total gathering and transportation assets	$137,189	$146,077

Oil and natural gas properties consist of the following (in thousands):

	December 31,
	2016	2015
Oil and natural gas properties and related equipment
Property costs
Proved property	$758,366	$731,548
Unproved property	46	39
Land	501	501
Total property costs	758,913	732,088
Materials and supplies	1,056	1,056
Total	759,969	733,144
Less: Accumulated depreciation, depletion, amortization and impairments	(674,338)	(652,167)
Oil and natural gas properties and equipment, net	$85,631	$80,977

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

Proved Reserves Accounting rules require that we price our oil and natural gas proved reserves at the preceding twelve-month average of the first-day-of-the-month reference prices as adjusted for location and quality differentials. Such SEC-required prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Our proved reserve estimates exclude the effect of any derivatives we have in place.

Our estimate of proved reserves is based on the quantities of oil, natural gas and natural gas liquids that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Proved reserves are calculated based on various factors, including consideration of an independent reserve engineers’ report on proved reserves and an economic evaluation of all of our properties on a well-by-well basis. The process used to complete the estimates of proved reserves at December 31, 2016 and 2015 is described in detail in Note 19, “Supplemental Information on Oil and Natural Gas Producing Activities.”

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Year Ended
	December 31,
	2016	2015
Depreciation, depletion and amortization of oil and natural gas-related assets	$6,722	$10,330
Depreciation, depletion and amortization of gathering and transportation related assets	27,077	4,206
Total Depreciation, depletion and amortization	33,799	14,536
Asset impairments	7,646	123,860
Total	$41,445	$138,396

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets Oil and natural gas properties are reviewed for impairment on a field-by-field basis when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. The cash flow estimates are based upon third-party reserve reports using future expected oil and natural gas prices adjusted for basis differentials. Other significant inputs, besides reserves, used to determine the fair values of proved properties include estimates of: (i) future operating and development costs; (ii) future commodity prices; and (iii) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change.  Cash flow estimates for impairment testing exclude derivative instruments.

Asset Retirement Obligation As described in Note 9, “Asset Retirement Obligations,” estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved developed reserves using the units-of-production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Exploration and Dry Hole Costs Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties.  All such costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. We recorded no exploration or dry hole costs for the years ended December 31, 2016 and 2015; however, we did record $1.9 million for impairments of unproved properties, which is classified as exploration costs on the statement of operations for the year ended December 31, 2015.

Materials and Supplies Materials and supplies consist of well equipment, parts and supplies. They are valued at the lower of cost or market, using either the specific identification or first-in first-out method, depending on the inventory type. Materials and supplies are capitalized as used in the development or support of our oil and natural gas properties.

8. PROVISION FOR INCOME TAXES

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December

31, 2016 and 2015 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income taxes on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner's individual tax basis in our limited partner interests.

Provision for income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the "Texas Margin Tax").  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal, state and foreign income tax provision (benefit) is summarized below (in thousands):

	For the Years Ended December 31,
	2016	2015
Current:
Federal	$—	$2
State	—	53
Total current	—	55

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Total provision for income taxes	$—	$55

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015
Pre-tax net book income (loss)	$19,231	$(137,001)
Texas Margin Tax (a)	255	(780)
Return to accrual	—	55
Valuation allowance	(255)	780
Provision for income taxes	$—	$55

Effective income tax rate	0.00%	(0.04)%

(a)

Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated (in thousands):

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Derivative assets	$(230)	$(63)
Depreciable, depletable property, plant and equipment	753	843
Other	2	—
Deferred tax assets:	525	780
Valuation allowance	(525)	(780)
Total Deferred tax assets	$—	$—

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

As of December 31, 2016, and 2015, the Partnership had no material uncertain tax positions.

9. ASSET RETIREMENT OBLIGATION

We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. Each period, we accrete the ARO to its then present value. The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of our oil and natural gas properties, equipment and facilities. Subsequently, the ARC is depreciated using the units-of-production method or straight line for midstream assets. The AROs recorded by us relate to the plugging and abandonment of oil and natural gas wells, and decommissioning of oil and natural gas gathering and other facilities.

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

The following table is a reconciliation of the ARO (in thousands):

	December 31,
	2016	2015
Asset retirement obligation, beginning balance	$20,364	$17,031
Liabilities added from acquisitions	912	3,634
Sold	(6,291)	(58)
Revisions to cost estimates	(2,399)	(1,156)
Settlements	(134)	(186)
Accretion expense	1,127	1,099
Asset retirement obligation, ending balance	$13,579	$20,364

Additional retirement obligations increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligation. In 2016 and 2015, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing asset retirement obligations.  During the years ended December 31, 2016 and 2015, revisions were made to the ARO liability based on recent costs incurred on abandoned wells, which were lower on average than originally projected.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts.  The intangible assets balance includes $185.6 million related to the customer contract with Sanchez Energy that was entered into as part of the Western Catarina Midstream Acquisition. Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through the gathering system, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15 year life of the agreement. As of December 31, 2016, the intangible asset balance was reduced by $0.2 million due to marketing contracts from the 2007 Newfield acquisition which were included in the Mid-Continent Divestiture.

Amortization expense for the years ended December 31, 2016 and 2015 was $13.8 million and $3.2 million, respectively. Intangible assets as of December 31, 2016 and 2015 are detailed below (in thousands):

	December 31,
	2016	2015
Beginning balance	$199,741	$1,033
Additions	—	201,888
Disposals	(219)	—
Amortization	(13,756)	(3,180)
Ending balance	$185,766	$199,741

11. INVESTMENTS

On July 5, 2016, the Partnership purchased a 50% membership interest in Carnero Gathering from SN Midstream for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the date of the acquisition. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa Resources Corp. (“Targa”). During the year ended December 31, 2016, the Partnership made approximately $3.3 million of capital contributions to the joint venture. Prior to the sale, SN Midstream had invested approximately $26.0 million in the Carnero Gathering joint venture. The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million.  This amount is being amortized over the contract term of fifteen years and decreases earnings from Carnero Gathering. As part of the Carnero Gathering transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered by other producers and processing by Carnero Processing, which will begin in 2017. This earnout is considered as contingent consideration and its estimated fair value of $4.3 million was recorded on the balance sheet as a deferred liability as of December 31, 2016.

As of December 31, 2016, the Partnership has paid approximately $40.3 million for the Carnero Gathering transaction related to the initial payment and contributed capital. The Partnership has accounted for this investment as an equity method investment. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption in our consolidated balance sheet. The Partnership recorded earnings of approximately $2.8 million in equity investments from Carnero Gathering, which was offset by $0.4 million related to the amortization of the contractual customer intangible asset for year ended December 31, 2016. We have included these equity method earnings in the “Earnings from equity investments” line within the consolidated statements of operations. Cash distributions of approximately $3.0 million were received during the year ended December 31, 2016.

On November 22, 2016, the Partnership  purchased a 50% membership interest in Carnero Processing from SN Midstream for an initial payment of approximately $55.5 million and the assumption of remaining capital commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of the acquisition. The remaining 50% membership interests of Carnero Processing are owned by an affiliate of Targa. During the year ended December 31, 2016, the Partnership made approximately $10.5 million of capital contributions to the joint venture. Prior to the sale, SN Midstream had invested approximately $48.0 million in the Carnero Processing joint venture.

As of December 31, 2016, the Partnership has paid approximately $66.0 million for the Carnero Processing transaction related to the initial payment and contributed capital. The Partnership has accounted for this investment as an equity method investment. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption in our consolidated balance sheet. The Partnership recorded expenses of approximately $0.1 million in the “Earnings from equity investments” line within our consolidated statements of operations.

12. COMMITMENTS AND CONTINGENCIES

We did not have any material commitments and contingencies as of December 31, 2016 or 2015.

13. RELATED PARTY TRANSACTIONS

Sanchez-Related Agreements

We are controlled by our general partner.  The sole member of our general partner is Manager, which has no officers. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, and acquisition, disposition and financing services.  In connection with providing the services under the Services Agreement, Manager receives compensation as discussed above in “Item 13. Certain Relationships.”  The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both Manager and the Company provide notice to terminate the agreement.  During the years ended December 31, 2016 and 2015, we incurred costs of approximately $7.5 million and $2.4 million, respectively, to Manager under the Services Agreement.

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

In connection with the closing of the Western Catarina Midstream Acquisition, the Partnership entered into a Firm Gathering and Processing Agreement on October 14, 2015 for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream, LLC (“Catarina Midstream”). In addition, for the first five years of the Gathering Agreement, SN Catarina, LLC will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.

In July 2016, as part of the Carnero Gathering Transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered by other producers and processing by Carnero Processing, which will begin in 2017. This earnout is considered as contingent consideration and its estimated fair value of $4.3 million was recorded on the balance sheet as a deferred liability as of December 31, 2016.

As of December 31, 2016 and 2015, the Partnership had a net receivable from related parties of $6.0 million and $1.5 million, respectively, which are included in “Accounts receivable – related entities” in the consolidated balance sheets. As of December 31, 2016 and 2015, the Partnership also had a net payable to related parties of $7.0 and $1.0 million, respectively. The net receivables/payable as of December 31, 2016 and 2015 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and obligations for general and administrative costs.

Sanchez-Related Transactions

We have entered into several transactions with Sanchez Energy since January 1, 2015.  Antonio R. Sanchez, Jr. is a director and Executive Chairman of the Board of Sanchez Energy, and Antonio R. Sanchez, III, is a director and Chief Executive Officer of Sanchez Energy. In addition, Eduardo Sanchez is the President of Sanchez Energy and Patricio Sanchez is an Executive Vice President of Sanchez Energy.  The employees of SOG, including Kirsten A. Hink, our Chief Accounting Officer, provide common services to both us and Sanchez Energy.

On March 31, 2015, the Partnership and Sanchez Energy entered into a Purchase and Sale Agreement for the Eagle Ford Acquisition for total consideration of $85.0 million. After $1.4 million in normal and customary closing adjustments, consideration paid at closing consisted of $81.6 million cash paid by us to Sanchez Energy and 105,263 of our common units issued to Sanchez Energy with an aggregate consideration value of $2.0 million. In connection with the purchase agreement, we entered into a registration rights agreement with Sanchez Energy pursuant to which we granted certain registration rights related to the common unit consideration received.  See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

In October 2015, the Partnership and Sanchez Energy consummated the Western Catarina Midstream Acquisition for total consideration of approximately $345.8 million in cash, subject to closing and post-closing adjustments. Concurrently with the closing of the Western Catarina Midstream Acquisition purchase and sale agreement, we entered into a 15-year gas gathering and processing agreement with Sanchez Energy. For the years ended December 31, 2016 and 2015, Sanchez Energy paid us approximately $50.1 million and $7.5 million, respectively, pursuant to the terms of the gathering and processing agreement. See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

In July 2016, the Partnership purchased from Sanchez Energy and SN Midstream, a wholly-owned subsidiary of Sanchez Energy, 50% of the issued and outstanding membership interests in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments.

In November 2016, in conjunction with our public offering of common units, the Partnership entered into a Common Unit Purchase Agreement with SN UR Holdings, LLC (the “Purchaser”), a wholly-owned subsidiary of Sanchez Energy, whereby we issued to the Purchaser 2,272,727 common units for proceeds of approximately $25.0 million.

In November 2016, the Partnership consummated a Purchase and Sale Agreement with Sanchez Energy and SN Midstream to purchase all of SN Midstream’s issued and outstanding membership interests in Carnero Processing for approximately $55.5 million plus the assumption of approximately $24.5 million of remaining capital commitments.  Also in November 2016, the Partnership consummated a Purchase and Sale Agreement with SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy, to purchase working interest in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas as well as escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas for approximately $25.6 million.

14. UNIT-BASED COMPENSATION

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

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2014	10,083	$31.10
Granted(1)	472,972	18.68
Vested(1)	(87,872)	14.89
Returned/Cancelled(1)	(33,826)	17.33
Outstanding at December 31, 2015	361,357	14.18
Granted	67,627	10.35
Vested	(195,613)	12.69
Returned/Cancelled	(14,227)	15.81
Outstanding at December 31, 2016	219,144	$14.22

(1)Values herein presented as if Omnibus Plan and Previous LTIP had merged as of the earliest date presented.

During the year ended December 31, 2016, the Partnership issued 67,627 restricted common units pursuant to the Plan to certain directors of the Partnership’s general partner that vested immediately on the date of the grant.  The unit-based compensation expense for the award was based on the fair value on the day before the date of grant.

15. DISTRIBUTIONS TO UNITHOLDERS

From the second quarter of 2009 through the second quarter of 2015, we did not pay distributions on our common units.  Starting in the third quarter of 2015, the board of directors of our general partner declared distributions of Class A Preferred Units on August 10, 2015 and November 10, 2015 to holders as of August 14, 2015 and November 16, 2015, respectively. A total of 843,989 paid-in-kind units were distributed for the year ended December 31, 2015.

The table below reflects the payment of cash distributions on common units during the years ended December 31, 2016 and 2015.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
September 30, 2015	$0.4000	November 10, 2016	November 20, 2015	November 30, 2015
December 31, 2015	$0.4060	February 9, 2016	February 19, 2016	February 29, 2016
March 31, 2016	$0.4121	May 10, 2016	May 20, 2016	May 31, 2016
June 30, 2016	$0.4183	August 10, 2016	August 22, 2016	August 31, 2016
September 30, 2016	$0.4246	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016	$0.4310	February 9, 2017	February 20, 2017	February 28, 2017

The table below reflects the payment of distributions on Class B preferred units during the years ended December 31, 2016 and 2015.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
December 31, 2015	$0.3815	February 9, 2016	February 19, 2016	February 29, 2016
March 31, 2016	$0.4500	May 10, 2016	May 20, 2016	May 31, 2016
June 30, 2016	$0.4500	August 10, 2016	August 22, 2016	August 31, 2016
September 30, 2016	$0.4500	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016 (a)	$0.2258	February 9, 2017	February 20, 2017	February 28, 2017

The Partnership elected to pay the fourth quarter 2016 distribution on the Class B preferred units in part cash and, with the consent of the Class B preferred unitholder, in part common units (in lieu of additional Class B preferred units).  Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B preferred unit and an aggregate distribution of 208,594 common units, each paid on February 28, 2017 to holders of record on February 20, 2017.

16. MEMBERS’ EQUITY/PARTNERS’ CAPITAL

Outstanding Units

As of December 31, 2016, we had no Class A Preferred Units outstanding, 29,296,441 Class B Preferred Units outstanding, and 13,447,749 common units outstanding, which included 219,144 unvested restricted common units issued under the Plan.

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

Common Unit Issuances

In April 2015, we entered into an at-the-market sales agreement with MLV & Co. LLC to sell from time to time up to $100 million of common units, with any proceeds from such sales to be used for general limited partnership purposes. As of December 31, 2015, we had sold 67,230 common units (6,723 common units after adjusting for reverse unit split discussed below) for total gross proceeds of less than $0.1 million.  During 2015, we paid de minimis commissions and other fees to the sales agent in connection with the at-the-market facility. No common units were sold under the agreement in 2016.

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

On March 31, 2016, the Partnership converted all remaining outstanding Class A Preferred Units into common units of the Partnership on a one-for-one basis, adjusted for the 1-for-10 unit split in August 2015.

In November 2016, we completed a public offering and private placement of common units. The public offering consisted of 6,745,107 common units (which includes partial exercise of the underwriters’ overallotment of 194,305 common units) for net proceeds of approximately $69.7 million, after deducting customary offering expenses. The private placement consisted of 2,272,727 common units issued to the Purchaser for net proceeds of approximately $25.0 million.

Preferred Unit Issuance

Class A Preferred Unit Offerings: On March 31, 2015, the Partnership entered into a Class A Preferred Unit Purchase Agreement with the purchasers named on Schedule A thereto (collectively, the “Purchasers”), pursuant to which the Partnership sold, and the Purchasers purchased, 10,625,000 of the Partnership’s newly created Class A Preferred Units (the “Class A Preferred Units”) in a privately negotiated transaction (the “Private Placement”) for an aggregate cash purchase price of $1.60 per Class A Preferred Unit resulting in gross proceeds to the Partnership of $17.0 million.  The Partnership used the net proceeds of $17.0 million from this transaction, together with common units issued to Sanchez Energy, borrowings under the Credit Agreement, and available cash on hand, to pay the consideration in the Eagle Ford Acquisition.

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

On March 31, 2016, the Partnership converted all remaining outstanding Class A Preferred Units into common units of the Partnership on a one-for-one basis, adjusted for 1-for-10 unit split in August 2015.

Class B Preferred Unit Offering: On October 14, 2015, pursuant to that certain Class B Preferred Unit Purchase Agreement dated September 25, 2015 (the “Preferred Unit Purchase Agreement”) between the Partnership and Stonepeak Catarina Holdings LLC (“Stonepeak”), the Partnership sold and Stonepeak purchased 19,444,445 of the Partnership’s newly created Class B Preferred Units (the “Class B Preferred Units”) in a privately negotiated transaction (the “Private Placement”) for an aggregate cash purchase price of $18.00 per Class B Preferred Unit, which resulted in gross proceeds to the Partnership of $350.0 million.  The Partnership used the net proceeds to pay a portion of the consideration for the Western Catarina Gathering Acquisition, along with the payment to Stonepeak of a fee equal to 2.25% of the consideration paid for the Class B Preferred Units.

Under the terms of the Amended Partnership Agreement, commencing with the quarter ended on December 31, 2015, the holders of the Class B Preferred Units will receive a quarterly distribution, at the election of the Board, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part paid-in-kind units (4.0% per annum).  In the event the Partnership did not raise at least $75,000,000 through the issuance of additional common units prior to September 30, 2016 (with the conversion of the Class A Preferred Units of the Partnership counting toward such amount), the cash portion of the distribution rate was to have increased by 4.0% per annum until consummation of such issuance, as applicable.  The Partnership did not raise at least $75,000,000 through the issuance of additional common units prior to September 30, 2016 and an aggregate 14% per annum cash distribution was paid related to the three months ended September 30, 2016. As a result of the common unit issuance in November 2016, and in accordance with the Partnership Agreement, on December 6, 2016, we issued an additional 9,851,996 Class B preferred units to Stonepeak. Distributions are to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

The holders of Class B Preferred Units have the right at any time to request conversion in whole or in part of their Class B Preferred Units at the Conversion Rate, subject to the requirement to convert a minimum of $17,500,000 of Class B Preferred Units.  The “Conversion Rate” is equal to the quotient of (i) the aggregate purchase price for the Class B Preferred Units plus accrued and unpaid distributions thereon, divided by (ii) the lesser of (a) the purchase price for the Class B Preferred Units and (b) the volume weighted average price for which common units are issued by the Partnership during the period beginning on the private placement closing date and ending on the date on which the Partnership has issued common units (other than issuances pursuant to the Plan) in exchange for cash in an aggregate amount equal to at least $75 million.  The Conversion Rate was determined to be $11.29 per Class B Preferred Unit.  See further discussion of the Conversion Rate in Note 20 “Subsequent Events.”

The Class B Preferred Units are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following (in thousands):

	December 31,
	2016	2015
Mezzanine equity beginning balance	$172,111	$—
Private placement of Class B Preferred Units	—	350,000
Discount	(87)	(191,901)
Amortization of discount	23,477	6,594
Distributions	39,375	7,418
Distributions paid	(37,168)	—
Transfer embedded derivative to Class B	145,283	—
Total mezzanine equity	$342,991	$172,111

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

Our general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.

The following table presents the weighted average basic and diluted units outstanding for the periods indicated:

	Year Ended
	December 31,	March 6 - December 31	January 1 - March 6
	2016	2015	2015
Class A units - Basic and Diluted	—	—	48,451
Class B Common units - Basic and Diluted	—	—	2,879,163
Common units - Basic and Diluted	4,658,970	3,071,587	—
Weighted Common units - Basic and Diluted	4,658,970	3,071,587	2,927,614

At December 31, 2016, we had 219,144 common units that were restricted unvested common units granted and outstanding.  No losses were allocated to participating restricted unvested units because such securities do not have a contractual obligation to share in the Partnership’s losses. At December 31, 2015, we had 361,357 common units that were restricted unvested common units granted and outstanding.  No losses were allocated to participating restricted unvested units because such securities do not have a contractual obligation to share in the Partnership’s losses.

The following table presents our basic and diluted loss per unit for the year ended December 31, 2016 (in thousands, except for per unit amounts):

	Total	Common Units
Assumed net loss to be allocated	$(44,484)	$(44,484)

Basic and diluted loss per unit		$(9.55)

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

The following table presents our basic and diluted loss per unit for the period from March 6, 2015 through December 31, 2015 (the period after conversion to a limited partnership) (in thousands, except for per unit amounts):

	Total	Common Units
Assumed net loss attributable to common unitholders to be allocated March 6 - December 31	$(153,895)	$(153,895)

Basic and diluted loss per unit		$(50.10)

Net loss per unit increased significantly for the period from March 6, 2015 through December 31, 2015 as compared to the period from January 1, 2015 through March 5, 2015 as it included non-cash impairment charges of $123.8 million. There was no impairment charge recorded for the period from January 1, 2015 through March 5, 2015.

17. REPORTING SEGMENTS

“Midstream” and “Production” best describe the operating segments of the businesses that we separately report. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment. The Midstream segment operates the gathering, processing and transportation of crude oil, natural gas and NGLs. The Production segment operates to produce crude oil and natural gas. These segments are broadly understood across the petroleum and petrochemical industries.

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

The following tables set forth our segment information for the periods indicated (in thousands):

	For the Year Ended December 31, 2016
	Production	Midstream	Total
Operating revenues
Natural gas sales	$10,408	$—	$10,408
Oil sales	5,138	—	5,138
Natural gas liquids sales	1,167	—	1,167
Gathering and transportation sales	—	53,972	53,972
Total operating revenues	16,713	53,972	70,685

Operating expenses:
Lease operating expenses	14,327	654	14,981
Transportation operating expenses	—	12,478	12,478
Cost of sales	328	—	328
Production taxes	1,167	—	1,167
General and administrative	17,178	5,723	22,901
Unit compensation expense	1,941	—	1,941
Loss on sale of assets	219	—	219
Depreciation, depletion and amortization	6,722	27,077	33,799
Asset impairments	7,646	—	7,646
Accretion expense	875	252	1,127
Total operating expenses	50,403	46,184	96,587

Operating income (loss)	$(33,690)	$7,788	$(25,902)

	For the Year Ended December 31, 2015
	Production	Midstream	Total
Operating revenues
Natural gas sales	$19,809	$—	$19,809
Oil sales	35,297	—	35,297
Natural gas liquids sales	1,597	—	1,597
Gathering and transportation sales	—	11,725	11,725
Total operating revenues	56,703	11,725	68,428

Operating expenses:
Lease operating expenses	19,890	98	19,988
Transportation operating expenses	—	2,176	2,176
Cost of sales	595	—	595
Production taxes	1,792	—	1,792
General and administrative	23,655	—	23,655
Unit-based compensation expense	2,454	—	2,454
Exploration costs	1,866	—	1,866
Loss on sale of assets	(111)	—	(111)
Depreciation, depletion and amortization	10,330	4,206	14,536
Asset impairments	123,860	—	123,860
Accretion expense	1,048	51	1,099
Total operating expenses	185,379	6,531	191,910

Operating income (loss)	$(128,676)	$5,194	$(123,482)

The following table summarizes the total assets by operating segment as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Segment Assets
Production	$207,219	$118,083
Midstream	332,486	353,217
Total assets	$539,705	$471,300

The following table summarizes the percentage of revenue earned from those customers in each segment that exceed 10% of the Partnership's consolidated revenue for the periods presented below:

	For the Years Ended
	December 31,
	2016	2015
Production
Macquarie Cook Energy, LLC.	6%	17%
All other	18	66
Midstream
Sanchez Energy	76%	17%
Total	100%	100%

18. VARIABLE INTEREST ENTITIES

During the year ended December 31, 2016, the Partnership adopted ASU 2015-02, “Consolidation—Amendments to the Consolidation Analysis,” which introduces a separate analysis for determining if limited partnerships and similar entities are variable interest entities (“VIEs”) and clarifies the steps a reporting entity would have to take to determine whether the voting rights of stockholders in a corporation or similar entity are substantive.

As noted above in Note 11, “Investments,” the Partnership purchased a 50% membership interest in Carnero Gathering from SN Midstream for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the date of the acquisition. The Partnership determined that the Carnero Gathering joint venture is more similar to a limited partnership than a corporation. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if a partner is able to exercise kick-out rights over the general partner(s) or is able to exercise substantive participating rights. We concluded that the Carnero Gathering joint venture is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE’s economic performance.

The Partnership’s investment in Carnero Gathering represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Gathering joint venture is limited to the capital investment of approximately $48.1 million.

As of December 31, 2016, the Partnership had invested approximately $40.3 million in Carnero Gathering and the Partnership has an outstanding letter of credit for the remaining commitment to invest approximately $4.3 million, which compares to the remaining capital commitments of approximately $4.1 million as of December 31, 2016. As of year-end 2016, no debt has been incurred by Carnero Gathering. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

As noted above in Note 11, “Investments,” the Partnership purchased a 50% membership interest in Carnero Processing from SN Midstream for an initial payment of approximately $55.5 million and the assumption of remaining capital commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of the acquisition. The Partnership determined that the Carnero Processing joint venture is more similar to a limited partnership than a corporation. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if a limited partner is able to exercise kick-out rights over the general partner(s) or is able to exercise substantive participating rights. We concluded that the Carnero Processing joint venture is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE’s economic performance.

The Partnership’s investment in Carnero Processing represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Processing joint venture is limited to the capital investment of approximately $80 million.

As of December 31, 2016, the Partnership had invested approximately $66 million in Carnero Processing and the Partnership had issued a letter of credit for the remaining commitment to invest approximately $10.6 million, which compares to the remaining capital commitments of approximately $14 million as of December 31, 2016. As of year-end 2016, no debt has been incurred by Carnero Processing. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Capital investments	$107,320	$—
Earnings in equity investments	2,301	—
Distributions received	(2,950)	—
Estimated earnout accrued	4,270	—
Equity in equity investments	$110,941	$—

	December 31,
	2016	2015
Equity in equity investments	$110,941	$—
Guarantees of capital investments	17,584	—
Maximum exposure to loss	$128,525	$—

19. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Costs

The following table sets forth our capitalized costs as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Capitalized costs at the end of the period:⁽ᵃ⁾
Oil and natural gas properties and related equipment (successful efforts method)
Property costs
Proved property	$758,366	$731,548
Unproved property	46	39
Land	501	501
Total property costs	758,913	732,088
Materials and supplies	1,056	1,056
Total	759,969	733,144
Less: Accumulated depreciation, depletion, amortization and impairments	(674,338)	(652,167)
Oil and natural gas properties and equipment, net	$85,631	$80,977

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

The following table sets forth costs incurred for oil and natural gas producing activities for the years ended December 31, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2016	2015
Costs incurred for the period:
Acquisition of properties
Proved	$25,622	$81,378
Unproved	—	—
Development costs	937	2,005
Oil and natural gas properties and equipment, net	$26,559	$83,383

The development costs for the year ended December 31, 2016 primarily represents costs related to recompletions, while those for the same period in 2015 related to the development of our proved undeveloped reserves.  The properties acquired in 2016 were in Texas, and the properties acquired in 2015 were in Texas and Louisiana.

We had no exploration and dry hole costs in 2016 and 2015, with the exception of impairments related to unproved properties which were recorded as exploration costs.

Results of Operations

The revenues and expenses associated directly with oil and natural gas producing activities are reflected in the Consolidated Statements of Operations.  All of our oil and natural gas producing activities are located in the United States.

Net Proved Oil, Natural Gas and Natural Gas Liquids Reserves

The following table sets forth information with respect to changes in proved developed and undeveloped reserves. This information excludes reserves related to royalty and net profit interests. All of our reserves are located in the United States.

				Natural Gas
	Total	Oil	Natural Gas	Liquids
	(MMBoe)	(in MMBoe)	(in MMBoe)	(in MMBoe)
Net proved reserves
December 31, 2014	16,627	1,662	14,907	58
Extensions and discoveries	3	3	—	—
Puchase of reserves in place	5,124	3,516	799	809
Revisions of previous estimates	(9,038)	(1,754)	(7,175)	(109)
Production	(1,074)	(268)	(795)	(11)
December 31, 2015	11,642	3,159	7,736	747
Purchase of reserves in place	1,397	1,049	176	172
Sales of reserves in place	(610)	(47)	(563)	—
Revisions of previous estimates	(4,426)	(316)	(4,202)	92
Production	(1,133)	(331)	(721)	(81)
December 31, 2016	6,870	3,514	2,426	930

Proved developed reserves:
December 31, 2015	11,523	3,071	7,705	747
December 31, 2016	6,870	3,514	2,426	930

Proved undeveloped reserves:
December 31, 2015	119	88	31	—
December 31, 2016	—	—	—	—

Reserves and Related Estimates

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.

Our December 31, 2016 and 2015, proved reserve estimates were 6.9 MMBoe and 11.6 MMBoe, respectively. For the year ended December 31, 2016, Ryder Scott, an independent petroleum engineering firm, prepared the estimates of our proved reserves which were used to prepare our financial statements. For the year ended December 31, 2015, NSAI, an independent petroleum engineering firm, and Ryder Scott prepared the estimates of our proved reserves which were used to prepare our financial statements.

Our 2016 estimates of total proved reserves decreased 4.7 MMBoe from 2015 due to a downward revision of previous estimates of 4.4 MMBoe offset by an increase of 1.4 MMBoe related to the purchase of reserves in place.  The downward revision was due to lower commodity prices as well as a decrease in proved developed not producing and PUD reserves, partially offset by an increase in PDP reserves from our Production Acquisition.  Our reserves are 35% natural gas and are sensitive to lower prices for natural gas and basis differentials in the Mid-Continent region.  For the proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report were: $38.85 per barrel for oil, $13.84 per barrel for NGLs and $2.28 per Mcf for natural gas.  Proved developed producing reserves were lower due to natural production decline and our sale of reserves in place.

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

The following table summarizes the standardized measure of estimated discounted future cash flows from the oil and natural gas properties (in thousands):

	For the Years Ended December 31,
	2016	2015
Future cash inflows	$182,612	$289,767
Future production costs	(102,569)	(165,861)
Future estimated development costs	(8,872)	(19,026)
Future net cash flows	71,171	104,880
10% annual discount for estimated timing of cash flows	(21,535)	(37,028)
Standardized measure of discounted estimated future net cash flows related to proved gas reserves	$49,636	$67,852

The following table summarizes the principal sources of change in the standardized measure of estimated discounted future net cash flows (in thousands):

	For the Years Ended December 31,
	2016	2015
Beginning of the period	$67,852	$119,533
Sales and transfers of oil and natural gas, net of production costs	(8,700)	(30,748)
Net changes in prices and production costs related to future production	(7,868)	(125,979)
Changes in development costs	5,040	5,016
Changes in extensions and discoveries	—	178
Revisions of previous quantity estimates	(17,924)	(11,299)
Purchases and sales of reserves in place	9,134	109,181
Accretion discount	6,175	11,953
Change in production rates, timing, and other	(4,073)	(9,983)
Standardized measure of discounted future net cash flows related to proved gas reserves	$49,636	$67,852

20. SUBSEQUENT EVENTS

On January 25, 2017, the Partnership and Stonepeak Catarina Holdings LLC (the “Class B Preferred Holder”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units pursuant to Section 5.10(g) of the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”).  Pursuant to the Settlement Agreement, and in accordance with Section 5.4 of the Partnership Agreement, the Partnership issued 1,704,446 Class B Preferred Units to the Class B Preferred Holder in a privately negotiated transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit.  Pursuant to the terms of the Partnership Agreement, the Class B Preferred Units are convertible at any time, at the option of the Class B Preferred Holder, into common units of the Partnership.  The issuance of the Class B Preferred Units pursuant to the Settlement Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

On February 9, 2017, the board of directors of the general partner of the Partnership declared a fourth quarter 2016 cash distribution on its common units of $0.4310 per unit ($1.7240 per unit annualized) payable on February 28, 2017 to holders of record on February 20, 2017.  The Partnership also declared a fourth quarter distribution on the Class B preferred units and elected to pay the distribution in part cash and, with the consent of the Class B Preferred Holder, in part common units (in lieu of additional Class B preferred units).  Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B preferred unit and an aggregate distribution of 208,594 common units, each paid on February 28, 2017 to holders of record on February 20, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sanchez Production Partners LLC, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanchez Production Partners LP

	By:	Sanchez Production Partners GP LLC,
its general partner

Date: March 28, 2017	By	/S/ Gerald F. Willinger
	Name	Gerald F. Willinger
	Title	Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Gerald F. Willinger and Charles C. Ward, and each of them,  as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio R. Sanchez, III	Director; Chairman of the Board	March 28, 2017
Antonio R. Sanchez, III

/s/ Gerald F. Willinger	Director; Chief Executive Officer	March 28, 2017
Gerald F. Willinger	(Principal Executive Officer)

/S/ Charles C. Ward	Chief Financial Officer and Secretary	March 28, 2017
Charles C. Ward	(Principal Financial Officer)

/S/ Patricio D. Sanchez	Director; President & Chief Operating Officer	March 28, 2017
Patricio D. Sanchez	(Principal Operating Officer)

/S/ Kirsten A. Hink	Chief Accounting Officer	March 28, 2017
Kirsten A. Hink	(Principal Accounting Officer)

/S/ Alan S. Bigman	Director	March 28, 2017
Alan S. Bigman

/S/ Jack Howell	Director	March 28, 2017
Jack Howell

/S/ Richard S. Langdon	Director	March 28, 2017
Richard S. Langdon

/S/ G. M. Byrd Larberg	Director	March 28, 2017
G. M. Byrd Larberg

/S/ Eduardo. A Sanchez	Director	March 28, 2017

Eduardo A Sanchez

/S/ Luke R Tayler	Director	March 28, 2017
Luke R. Taylor

EXHIBIT INDEX

Exhibit
Number	Description

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

2.2

Purchase and Sale Agreement, dated as of March 31, 2015, between SEP Holdings III, LLC, Sanchez Production Partners LP and SEP Holdings IV, LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 1, 2015, File No. 001-33147).

2.3

Purchase and Sale Agreement, dated as of September 25, 2015, by and among Sanchez Energy Corporation, SN Catarina, LLC and Sanchez Production Partners LP (incorporated herein by reference to Exhibit 2.1 the Current Report on Form 8-K filed by Sanchez Production Partners LP on September 29, 2015, File No. 001-33147).

2.4

Purchase and Sale Agreement between certain wholly-owned subsidiaries of Sanchez Production Partners LP and Gateway Resources U.S.A., Inc., dated June 15, 2016, as amended, by that certain Amendment No. 1 to Purchase and Sale Agreement, dated June 15, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

2.5

Purchase and Sale Agreement by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP, dated July 5, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

2.6

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 7, 2016, File No. 001-33147).

2.7

Purchase and Sale Agreement, dated October 6, 2016, by and among SN Cotulla Assets, LLC, SN Palmetto, LLC, SEP Holdings IV, LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 7, 2016, File No. 001-33147).

2.8

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Terminal, LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 7, 2016, File No. 001-33147).

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

3.4

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Sanchez Production Partners LP, effective as of January 25, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

3.5

Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 4.5 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.6

Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 14, 2015, File No. 001-33147).

3.7

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

10.1

Amendment No. 1 to Registration Rights Agreement, effective January 25, 2017, by and between Stonepeak Catarina Holdings LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

10.2

Registration Rights Agreement, dated November 22, 2016, between Sanchez Production Partners LP and SN UR Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on November 22, 2016, File No. 001-33147).

10.3

Class A Preferred Unit Purchase Agreement, dated as of March 31, 2015, between Sanchez Production Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 1, 2015, File No. 001-33147).

10.4

Class A Preferred Unit Purchase Agreement, dated as of April 15, 2015, between Sanchez Production Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 15, 2015, File No. 001-33147).

10.5

Class B Preferred Unit Purchase Agreement, dated as of September 25, 2015, between Sanchez Production Partners LP and the purchaser named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on September 29, 2015, File No. 001-33147).

10.6

Purchase Agreement, dated November 16, 2016, between Sanchez Production Partners LP and SN UR Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on November 22, 2016, File No. 001-33147).

10.7

Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among Sanchez Production Partners LP, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 1, 2015, File No. 001-33147).

10.8

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

10.9

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

10.10

Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, among Sanchez Production Partners LP, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on November 13, 2015, File No. 001-33147).

10.11

Fourth Amendment to Third Amended and Restated Credit Agreement among Sanchez Production Partners LP, the guarantors party thereto, each of the lenders party thereto, and Royal Bank of Canada, as administrative agent and collateral agent, dated July 5, 2016 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

10.12+

Mutual Termination, Waiver and Release, dated January 22, 2016, between CEP Services Company, Inc. and Charles C. Ward (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2016, File No. 001-33147).

10.13+

Summary Compensation of Executive Officers of Sanchez Production Partners GP LLC (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Sanchez Production Partners LP on March 30, 2016, File No. 001-33147).

10.14+

Summary Compensation of Directors of Sanchez Production Partners GP LLC (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Sanchez Production Partners LP on March 30, 2016, File No. 001-33147).

10.15

Amended and Restated Shared Services Agreement, dated as of March 6, 2015, between SP Holdings, LLC and Sanchez Production Partners LP (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2015, File No. 001-33147).

10.16

Contract Operating Agreement, dated May 8, 2014, between Constellation Energy Partners LLC and Sanchez Oil & Gas Corporation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 8, 2014, File No. 001-33147).

10.17

Geophysical Seismic Data Use License Agreement, dated May 8, 2014, between Constellation Energy Partners, LLC, certain subsidiaries thereof, and Sanchez Oil & Gas Corporation (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 8, 2014, File No. 001-33147).

10.18

Amendment One to License Agreement, dated as of March 6, 2015, by and among Sanchez Oil and Gas Corporation, Sanchez Production Partners LP and SEP Holdings IV, LLC (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2015, File No. 001-33147).

10.19

Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

10.20+

Board Representation and Standstill Agreement, dated as of October 14, 2015, between Sanchez Production Partners LP and the purchaser named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

10.21+

Sanchez Production Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

10.22+

Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on December 3, 2015, File No. 001-33147).

10.23

Settlement Agreement and Release, effective January 25, 2017, by and between Stonepeak Catarina Holdings LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

*21.1	List of subsidiaries of Sanchez Production Partners LP

*23.1	Consent of KPMG LLP

*23.2	Consent of Ryder Scott Co. LP

*31.1	Certification of Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer and Secretary of Sanchez Production Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer and Secretary of Sanchez Production Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Report of Ryder Scott Co. LP

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*Filed herewith

+Management contract or compensatory plan or arrangement.