Form 10-Q
period 2017-03-31
Sanchez Production Partners LP
filed 2017-05-15
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
			
Emerging growth company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common units outstanding as of May 10, 2017: Approximately 14,282,221 units.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Securities and Exchange Commission that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our business strategy; acquisition strategy; financing strategy; ability to make, maintain and grow distributions; the ability of our customers to meet their drilling and development plans on a timely basis or at all and perform under gathering and processing agreements; future operating results; future capital expenditures; and plans, objectives, expectations, forecasts, outlook and intentions. All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. These forward-looking statements may be found in Part I, Item 2. and other items within this Quarterly Report on Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by the management of our general partner. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	our ability to successfully execute our business, acquisition and financing strategies;
•	our ability to utilize the services, personnel and other assets of the sole member of our general partner, SP Holdings, LLC (“Manager”), pursuant to existing services agreements;
•	our ability to make, maintain and grow distributions;
•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, natural gas liquids (“NGLs”), natural gas and related commodities;
•

the realized benefits of our transactions with Sanchez Energy Corporation (“Sanchez Energy”), including production asset acquisitions, the Western Catarina Midstream Acquisition and the acquisition of a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”) and Carnero Processing, LLC (“Carnero Processing”);

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
•

the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q and in our other public filings with the Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Natural gas sales	$2,779	$3,675
Oil sales	11,350	5,343
Natural gas liquids sales	467	276
Gathering and transportation sales	11,211	13,875
Total revenues	25,807	23,169
Expenses:
Operating expenses:
Lease operating expenses	4,983	4,973
Transportation operating expenses	3,296	3,054
Cost of sales	37	130
Production taxes	473	221
General and administrative	5,609	5,719
Unit-based compensation expense	540	438
Depreciation, depletion and amortization	12,181	7,188
Asset impairments	4,688	1,309
Accretion expense	258	315
Total operating expenses	32,065	23,347
Other (income) expense
Interest expense, net	1,883	899
Gain on embedded derivatives	—	(6,294)
Earnings from equity investments	(482)	(12)
Other income	—	(48)
Total other (income) expenses	1,401	(5,455)
Total expenses	33,466	17,892
Income (loss) before income taxes	(7,659)	5,277
Income tax expense	—	—
Net income (loss)	(7,659)	5,277
Less:
Preferred unit distributions paid in common units	(2,625)	—
Preferred unit distributions	(7,000)	(8,750)
Preferred unit amortization	(404)	(7,266)
Net loss attributable to common unitholders	$(17,688)	$(10,739)
Net loss per unit
Net loss per unit
Common units - Basic and Diluted	$(1.32)	$(3.91)
Weighted Average Units Outstanding
Common units - Basic and Diluted	13,400,138	2,743,419

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	March 31,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current assets
Cash and cash equivalents	$2,493	$957
Accounts receivable	1,169	1,212
Accounts receivable - related entities	3,036	5,987
Prepaid expenses	2,061	2,041
Fair value of derivative instruments	5,062	4,568
Total current assets	13,821	14,765
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	757,825	758,913
Gathering and transportation assets	165,111	152,209
Material and supplies	1,056	1,056
Less: accumulated depreciation, depletion, amortization and impairment	(702,803)	(689,358)
Oil and natural gas properties and equipment, net	221,189	222,820
Other assets
Intangible assets, net	182,354	185,766
Fair value of derivative instruments	5,945	3,964
Equity investments	111,987	111,614
Other non-current assets	681	776
Total assets	$535,977	$539,705

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$883	$951
Accounts payable and accrued liabilities - related entities	13,272	7,046
Royalties payable	954	706
Fair value of derivative instruments	92	740
Total current liabilities	15,201	9,443
Other liabilities
Asset retirement obligation	14,032	13,579
Long-term debt, net of debt issuance costs	158,924	151,322
Fair value of derivative instruments	—	1,356
Other liabilities	4,049	4,270
Total other liabilities	177,005	170,527
Total liabilities	192,206	179,970
Commitments and contingencies (See Note 11)
Mezzanine equity
Class B preferred units, 31,000,887 and 29,296,441 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	343,395	342,991
Partners' capital
Common units, 14,153,061 and 13,447,749 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	376	16,744
Total partners' capital	376	16,744
Total liabilities and partners' capital	$535,977	$539,705

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(7,659)	$5,277
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	8,769	3,730
Amortization of debt issuance costs	128	123
Asset impairments	4,688	1,309
Accretion expense	258	315
Distributions from equity investments	2,010	—
Equity earnings in affiliate	(482)	(12)
Bad debt expense	—	17
Total mark-to-market on commodity derivative contracts	(6,055)	(3,991)
Cash settlements on commodity derivative contracts	1,513	7,062
Unit-based compensation expense	540	862
Gain on embedded derivative	—	(6,294)
Amortization of intangible assets	3,412	3,458
Costs for plug and abandon activities	—	(17)
Changes in Operating Assets and Liabilities:
Accounts receivable	43	566
Accounts receivable - related entities	2,951	(416)
Prepaid expenses	(20)	(1,146)
Other assets	83	632
Accounts payable and accrued liabilities	(3,092)	(2,810)
Accounts payable and accrued liabilities - related entities	6,226	2,006
Royalties payable	248	(239)
Net cash provided by operating activities	13,561	10,432
Cash flows from investing activities:
Final settlement of oil and natural gas properties acquisition	1,468	—
Development of oil and natural gas properties	(143)	(1,084)
Proceeds from sale of assets	—	26
Construction of gathering and transportation assets	(5,786)	—
Purchases of equity affiliates	(2,122)	—
Net cash used in investing activities	(6,583)	(1,058)
Cash flows from financing activities:
Payments for offering costs	(120)	(83)
Proceeds from issuance of debt	7,500	2,000
Repurchase of common units under repurchase program	—	(3,106)
Units tendered by employees for tax withholdings	—	(140)
Distributions to common unitholders	(5,796)	(1,262)
Class B preferred unit cash distributions	(7,000)	(7,418)
Debt issuance costs	(26)	—
Net cash used in financing activities	(5,442)	(10,009)
Net increase (decrease) in cash and cash equivalents	1,536	(635)
Cash and cash equivalents, beginning of period	957	6,571
Cash and cash equivalents, end of period	$2,493	$5,936
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$7,158	$738
Asset retirement obligation	$195	$—
Earnout liability	$221	$—
Cash paid during the period for interest	$1,473	$859

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Class A Preferred Units		Common Units		Total
	Units	Amount	Units	Amount	Capital
Partner's Capital (Deficit), December 31, 2015	11,694,364	$17,112	3,240,813	$(45,285)	$(28,173)
Units tendered by employees for tax withholding	—	—	(12,227)	(140)	(140)
Units forfeited by employees	—	—	(2,000)	—	—
Unit-based compensation programs	—	—	67,627	2,044	2,044
Issuance of common units, net of offering costs of $5.3 million	—	—	9,226,595	96,278	96,278
Class A Preferred Units converted to common units	(11,694,364)	(17,112)	1,169,441	17,112	—
Common units retired via unit repurchase program	—	—	(242,500)	(2,948)	(2,948)
Cash distributions to common unit holders	—	—	—	(6,696)	(6,696)
Distributions - Class B preferred units	—	—	—	(62,852)	(62,852)
Net income	—	—	—	19,231	19,231
Partner's Capital, December 31, 2016	—	—	13,447,749	16,744	16,744
Unit-based compensation programs	—	—	171,231	540	540
Issuance of common units, net of offering costs of $0.1 million	—	—	325,487	3,951	3,951
Cash distributions to common unit holders	—	—	—	(5,796)	(5,796)
Common units issued as Class B Preferred distributions	—	—	208,594	2,625	2,625
Distributions - Class B preferred units	—	—	—	(10,029)	(10,029)
Net loss	—	—	—	(7,659)	(7,659)
Partner's Capital, March 31, 2017	—	$—	14,153,061	$376	$376

See accompanying notes to condensed consolidated financial statements.

SANCHEZ PRODUCTION PARTNERS LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

Organization

Sanchez Production Partners LP, a Delaware limited partnership (“SPP,” “we,” “us,” “our” or the “Partnership”), is a publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other production assets in North America. SPP completed its initial public offering on November 20, 2006, as Constellation Energy Partners LLC (“CEP” or the “Company”). We have entered into a shared services agreement (the “Services Agreement”) with Manager, the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. On March 6, 2015, the Company’s unitholders approved the conversion of Sanchez Production Partners LLC to a Delaware limited partnership and the name was changed to Sanchez Production Partners LP. Manager owns the general partner of SPP and all of SPP’s incentive distribution rights. Our common units are currently listed on the NYSE MKT under the symbol “SPP.”

Historically, our operations have consisted of the production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy and entered into a 15-year gathering and processing agreement with Sanchez Energy. We also commenced a process to sell our oil and natural gas properties in the Mid-Continent region.  In July 2016, we sold a portion of our oil and natural gas properties in the Mid-Continent region and acquired a 50% equity interest in Carnero Gathering.  In November 2016, we completed a public offering of approximately 6,745,107 common units (which includes exercise of the underwriters’ option to purchase 194,305 common units) for net proceeds of approximately $69.7 million, after deducting customary offering expenses.  Concurrent with the public offering, we completed a private placement of 2,272,727 common units representing limited partner interests for net proceeds of approximately $25.0 million. The combined proceeds were used to close the acquisition of a 50% equity interest in Carnero Processing, as well as acquire working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas and escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of SPP and our wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  We conduct our business activities as two operating segments: the production of oil and natural gas and the midstream business, which includes the Western Catarina gathering system.  Our management evaluates performance based on these two business segments.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Partnership and our subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 28, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. ASU 2016-02 updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. The Partnership will not early adopt this standard, and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. The Partnership is currently evaluating the impact of these rules on its consolidated financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The adoption of this standard will result in an increase in the assets and liabilities on the Partnership’s consolidated balance sheets. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

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

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the calculation of depletion and impairment of oil and natural gas properties, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

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

Carnero Processing Acquisition

On November 22, 2016, we completed the acquisition of 50% of the outstanding membership interests in Carnero Processing from Sanchez Energy and SN Midstream, LLC (“SN Midstream”), a wholly-owned subsidiary of Sanchez Energy, for aggregate cash consideration of approximately $55.5 million and the assumption of approximately $24.5 million of remaining capital contribution commitments (the “Carnero Processing Transaction”). The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Processing, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP, an affiliate of Targa Resources Group (“Targa”). Carnero Processing is constructing a cryogenic gas processing facility located in La Salle County, Texas. See Note 10. “Investments” for additional information relating to the Carnero Processing Transaction.

The Partnership made capital contributions to Carnero Processing totaling $12.5 million between November 22, 2016 and March 31, 2017.

Production Acquisition

On November 22, 2016, we completed the acquisition from SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy, of working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas (together, the “Production Acquisition”) for aggregate cash consideration of approximately $24.2 million after approximately $2.8 million in normal and customary closing adjustments. The effective date of the transaction was July 1, 2016. The Production Acquisition included initial conveyed working interests and net revenue interests which, for certain properties, escalate on January 1 for 2017 and 2018, at which point, SPP’s interests in the Production Acquisition properties will stay constant for the remainder of the respective lives of the assets.

The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved developed reserves	$25,016
Fair value of assets acquired	25,016
Asset retirement obligations	(832)
Fair value of net assets acquired	$24,184

Carnero Gathering Transaction

On July 5, 2016, the Partnership purchased from Sanchez Energy and SN Midstream 50% of the issued and outstanding membership interests in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments (the “Carnero Gathering Transaction”). In addition, the Partnership is required to pay an earnout based on gas received at the delivery points from SN Catarina, LLC, a wholly-owned subsidiary of Sanchez Energy (“SN Catarina”), and other producers. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP, an affiliate of Targa. Carnero Gathering operates a gas gathering pipeline from an interconnection in Webb County, Texas to interconnection(s) with a gas processing facility being developed and constructed by Carnero Processing. See Note 10. “Investments” for additional information relating to the Carnero Gathering Transaction.

The Partnership made capital contributions to Carnero Gathering totaling $3.5 million between July 5, 2016 and March 31, 2017.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2017
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
Derivative assets (net)	$—	$10,915	$—	$10,915
Total net assets	$—	$10,915	$—	$10,915

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurements at December 31, 2016
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Derivative assets (net)	$—	$6,436	$—	$6,436
Total net assets	$—	$6,436	$—	$6,436

As of March 31, 2017 and December 31, 2016, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 8, “Asset Retirement Obligation.”

The following table summarizes the non-recurring fair value measurements of our assets as of March 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2017
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$7,277
Total net assets	$—	$—	$7,277
(a)

During the quarter ended March 31, 2017, we recorded a non-cash impairment charge of $4.7 million to impair our producing oil and natural gas properties acquired in the Production Acquisition. The carrying values of the impaired proved properties were reduced to a fair value of $7.3 million, estimated using inputs characteristic of a Level 3 fair value measurement

The following table summarizes the non-recurring fair value measurements of our assets as of December 31, 2016 (in thousands):

	Fair Value Measurements at December 31, 2016
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$10,733
Acquisitions(b)	—	—	24,184
Total net assets	$—	$—	$34,917
(a)

During the year ended December 31, 2016, we recorded a non-cash impairment charge of $7.6 million to impair our producing oil and natural gas properties in Texas and Louisiana (acquired prior to the Eagle Ford Acquisition) and in Oklahoma. The carrying values of the impaired proved properties were reduced to a fair value of $10.7 million, estimated using inputs characteristic of a Level 3 fair value measurement

(b)	During the year ended December 31, 2016, we acquired oil and natural gas properties with a fair value of $24.2 million. See Note 3. “Acquisitions and Divestitures” for fair value allocation.

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate.  We did not have any interest rate derivatives as of March 31, 2017. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

Embedded Derivative – The Partnership entered into a contract for the sale of preferred units in October 2015 which contained provisions that were required to be bifurcated from the contract and valued as a derivative. The embedded derivative was valued through the use of a Monte Carlo model which utilized observable inputs, the Partnership’s unit prices at various timelines, as well as unobservable inputs related to the weighted probabilities of certain redemption scenarios. We therefore classified the fair value measurements of our embedded derivative as Level 3 inputs. In November 2016, we completed a public offering and private placement of common units. As a result of these equity issuances, the Class B conversion rate was fixed and the provisions that required the bifurcation were removed.  At that time, the fair value of the derivative was transferred to mezzanine equity.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's embedded derivative classified as Level 3 in the fair value hierarchy for the year ended December 31, 2016 (in thousands):

Year ended
December 31, 2016
Beginning balance	$(193,077)
Gain on embedded derivative	47,794
Transfer to mezzanine equity	145,283
Ending balance	$—

Loss included in earnings related to derivatives still held as of December 31, 2016	$—

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

Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We will net derivative assets and liabilities for counterparties where we have a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  We have not elected to designate any of our current derivative contracts as hedges; however, changes in the fair value of all of our derivative instruments are recognized in earnings and included in natural gas sales and oil sales in the condensed consolidated statements of operations.

As of March 31, 2017, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price
2017	—	$—	94,005	$61.25	87,304	$61.42	81,702	$61.55	263,011	$61.40
2018	88,854	$60.82	83,976	$60.90	79,683	$60.96	75,864	$61.02	328,377	$60.92
2019	78,667	$61.48	75,326	$61.53	72,279	$61.57	69,480	$61.61	295,752	$61.54
2020	66,914	$53.50	64,477	$53.50	62,251	$53.50	60,224	$53.50	253,866	$53.50
									1,141,006

Fixed Price Swaps—NYMEX (Henry Hub)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price
2017	—	$—	287,439	$5.45	271,368	$5.45	257,234	$5.45	816,041	$5.45
2018	260,841	$3.18	248,018	$3.18	235,810	$3.18	225,208	$3.18	969,877	$3.18
2019	224,303	$3.10	214,186	$3.10	205,533	$3.10	197,455	$3.10	841,477	$3.10
2020	188,696	$2.85	176,946	$2.85	170,637	$2.85	164,747	$2.85	701,026	$2.85
									3,328,421

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Beginning fair value of commodity derivatives	$6,435	$31,018
Net gains (losses) on crude oil derivatives	5,495	(8,355)
Net gains on natural gas derivatives	560	1,116
Net settlements on derivative contracts:
Crude oil	(929)	(13,622)
Natural gas	(646)	(6,919)
Net premiums on derivative contracts	—	3,197
Ending fair value of commodity derivatives	$10,915	$6,435

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Three Months Ended March 31,
Derivative Type	Location of Gain in Income	2017	2016
Commodity – Oil Hedges	Oil sales	$5,495	$2,692
Commodity – Gas Hedges	Natural gas sales	560	1,298
		$6,055	$3,990

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with four counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of March 31, 2017 and December 31, 2016, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

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

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s embedded derivative for the year ended December 31, 2016 (in thousands):

Year ended
December 31, 2016
Beginning fair value of embedded derivative	$(193,077)
Gain on embedded derivative	47,794
Transfer to mezzanine equity	145,283
Ending fair value of embedded derivative	$—

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of March 31, 2017, the borrowing base under the Credit Agreement was $215.1 million, with an elected commitment amount of $200.0 million.

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

At March 31, 2017, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of March 31, 2017 and December 31, 2016, our unamortized debt issuance costs were $1.6 million and $1.7 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit

Agreement.  Amortization of debt issuance costs recorded during the three months ended March 31, 2017 and 2016 were $0.1 million and $0.1 million, respectively.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Gathering and transportation assets
Midstream assets	$165,111	$152,209
Less: Accumulated depreciation and amortization	(20,555)	(15,020)
Total gathering and transportation assets	$144,556	$137,189

Oil and natural gas properties consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Oil and natural gas properties and related equipment
Property costs
Proved property	$757,278	$758,366
Unproved property	46	46
Land	501	501
Total property costs	757,825	758,913
Materials and supplies	1,056	1,056
Total	758,881	759,969
Less: Accumulated depreciation, depletion, amortization and impairments	(682,248)	(674,338)
Oil and natural gas properties and equipment, net	$76,633	$85,631

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Depreciation, depletion and amortization of oil and natural gas-related assets	$3,234	$2,020
Depreciation, depletion and amortization of gathering and transportation related assets	5,535	1,710
Amortization of intangible assets	3,412	3,458
Total Depreciation, depletion and amortization	12,181	7,188
Asset impairments	4,688	1,309
Total	$16,869	$8,497

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets.  Oil and natural gas properties are reviewed for impairment on a field-by-field basis when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. The cash flow estimates are based upon reserve reports using future expected oil and natural gas prices adjusted for basis differentials. Other significant inputs, besides reserves, used to determine the fair values of proved properties include estimates of: (i) future operating and development costs; (ii) future commodity prices; and (iii) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change.  Cash flow estimates for impairment testing exclude derivative instruments.

For the three months ended March 31, 2017, we recorded non-cash charges of $4.7 million, to impair certain of our producing oil and natural gas properties in Texas acquired as part of the Production Acquisition. For the three months ended March 31, 2016, we recorded non-cash charges of $1.3 million, to impair our producing oil and natural gas properties in Texas and Louisiana acquired prior to the Eagle Ford acquisition.

Asset Retirement Obligation.  As described in Note 8, estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved developed reserves using the units-of-production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Exploration and Dry Hole Costs.  Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties. All such costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. We recorded no exploration or dry hole costs for the three months ended March 31, 2017 or 2016.

8. ASSET RETIREMENT OBLIGATION

We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. Each period, we accrete the ARO to its then present value. The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of our oil and natural gas properties, equipment and facilities or gathering and transportation assets. Subsequently, the ARC is depreciated using the units-of-production method for production assets and the straight-line method for midstream assets. The AROs recorded by us relate to the plugging and abandonment of oil and natural gas wells, and decommissioning of oil and natural gas gathering and other facilities.

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

The following table is a reconciliation of the ARO (in thousands):

	March 31,	December 31,
	2017	2016
Asset retirement obligation, beginning balance	$13,579	$20,364
Liabilities added from acquisitions	195	912
Sold	—	(6,291)
Revisions to cost estimates	—	(2,399)
Settlements	—	(134)
Accretion expense	258	1,127
Asset retirement obligation, ending balance	$14,032	$13,579

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no significant expenditures for abandonments and as of March 31, 2017 and December 31, 2016, there were no assets legally restricted for purposes of settling existing AROs. During 2016, obligations were sold as part of the Mid-Continent Divestiture that significantly lowered the Partnership’s future abandonment expenses.

9.  INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts.  The intangible assets balance includes $182.3 million related to the customer contract with Sanchez Energy that was entered into as part of the acquisition of Western Catarina Midstream Acquisition. Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through the gathering system, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15 year life of the agreement. During 2016, the intangible asset balance was reduced by $0.2 million due to marketing contracts from the 2007 Newfield acquisition which were included in the Mid-Continent Divestiture.

Amortization expense for the three months ended March 31, 2017 and 2016 was $3.4 million and $3.5 million, respectively.  These costs are amortized to depreciation, depletion, and amortization expense in our consolidated statement of operations.  Intangible assets as of March 31, 2017 and December 31, 2016 are detailed below (in thousands):

	March 31,	December 31,
	2017	2016
Beginning balance	$185,766	$199,741
Disposals	—	(219)
Amortization	(3,412)	(13,756)
Ending balance	$182,354	$185,766

10. INVESTMENTS

On July 5, 2016, the Partnership purchased a 50% membership interest in Carnero Gathering from SN Midstream for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the date of the acquisition. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa. During the three months ended March 31, 2017, the Partnership made approximately $0.1 million of capital contributions to the joint venture. Prior to the sale, SN Midstream had invested approximately $26.0 million in the Carnero Gathering joint venture. The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million.  This amount is being amortized over the contract term of fifteen years and decrease earnings from Carnero Gathering. As part of the Carnero Gathering Transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered by other producers and processing by Carnero Processing, which is anticipated to begin in the second quarter of 2017. This earnout is considered as contingent consideration and its estimated fair value of $4.0 million was recorded on the balance sheet as a deferred liability as of March 31, 2017.

As of March 31, 2017, the Partnership had paid approximately $41.0 million for the Carnero Gathering Transaction related to the initial purchase price, acquisition costs and contributed capital to date. The Partnership has accounted for this investment as an equity method investment. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption in our Condensed Consolidated Balance Sheet. The Partnership recorded earnings of approximately $1.4 million in equity investments from Carnero Gathering, which was offset by approximately $0.2 million related to the amortization of the contractual customer intangible asset for the three months ended March 31, 2017. We have included these equity method earnings in the “Earnings from equity investments” line within the Condensed Consolidated Statements of Operations. Cash distributions of $2.0 million were received during the three months ended March 31, 2017.

On November 22, 2016, the Partnership purchased a 50% membership interest in Carnero Processing from SN Midstream for an initial payment of approximately $55.5 million and the assumption of remaining capital commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of the acquisition. The remaining 50% membership interests of Carnero Processing are owned by an affiliate of Targa. During the three months ended March 31, 2017, the Partnership made $2.0 million of capital contributions to the joint venture. Prior to the sale, SN Midstream had invested approximately $48.0 million in the Carnero Processing joint venture.

As of March 31, 2017, the Partnership had paid approximately $68.5 million for the Carnero Processing transaction related to the initial payment, acquisition costs and contributed capital. The Partnership has accounted for this investment as an equity method investment. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption in our consolidated balance sheet. The Partnership recorded expenses of approximately $0.5 million in the “Earnings from equity investments” line within our consolidated statements of operations for the three months ended March 31, 2017.

11. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at Carnero Processing by other producers which is anticipated to begin in the second quarter of 2017. This earnout has an approximate value of $4.0 million and was recorded on the balance sheet as a deferred liability as of March 31, 2017.  We did not have any other material commitments and contingencies as of March 31, 2017.

12. RELATED PARTY TRANSACTIONS

We are controlled by our general partner. The sole member of our general partner is Manager, which has no officers. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals, acquisition, disposition and financing services. In connection with providing services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, is paid in cash unless Manager elects for such fee to be paid in our equity.  The Services Agreement has a ten-year term and will be automatically renewed for additional one year terms unless either Manager or the Partnership provides notice of termination to the other with at least 180 days’ notice.  During the three months ended March 31, 2017, we expensed approximately $2.0 million to Manager pursuant to the Services Agreement.

Manager utilizes Sanchez Oil & Gas Corporation (“SOG”), to provide the services under the Services Agreement. In May 2014, we entered into a Contract Operating Agreement with SOG pursuant to which SOG either provides services to operate, develop and produce our oil and natural gas properties or engages a third-party operator to do so, other than with respect to our properties in the Mid-Continent Region. We also have entered into the Geophysical Seismic Data Use License Agreement with SOG pursuant to which SOG provides us a non-exclusive, royalty-free license to use seismic, geophysical and geological information relating to our oil and natural gas properties that is proprietary to SOG and not restricted by agreements that SOG has with landowners or seismic data vendors.

The Partnership has entered into a Firm Gathering and Processing Agreement with Sanchez Energy for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas is dedicated for gathering by Catarina Midstream, LLC. In addition, for the first five years of the Gathering Agreement, SN Catarina will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.

As of March 31, 2017 and December 31, 2016, the Partnership had a net receivable from related parties of $3.0 million and $6.0 million, respectively, which are included in “Accounts receivable – related entities” in the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the Partnership also had a net payable to related parties of $13.3 million and $7.0 million, respectively. The net receivables/payable as of March 31, 2017 and December 31, 2016 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation, development of gathering and transportation assets and obligations for general and administrative costs.

In July 2016, the Partnership entered into an agreement with Sanchez Energy and SN Midstream to purchase 50% of the issued and outstanding membership interests in Carnero Gathering for total consideration of approximately $37.0 million, plus the assumption of approximately $7.4 million of remaining capital contribution commitments. In addition, the Partnership is required to pay an earnout based on gas received at the delivery points from SN Catarina and other producers. The membership interests acquired constitute 50% of the outstanding membership interests in Carnero Gathering, with the other 50% of the membership interests being owned by TPL SouthTex Processing Company LP. Carnero Gathering operates a gas gathering pipeline from an interconnection in Webb County, Texas to interconnection(s) with a gas processing facility being developed and constructed by Carnero Processing. The Partnership made capital contributions to Carnero Gathering totaling $3.5 million between July 5, 2016 and March 31, 2017. See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

In October 2016, the Partnership entered into a Purchase and Sale Agreement (the “Lease Option Purchase Agreement”) with Sanchez Energy and SN Terminal, LLC (the “SNT”), pursuant to which SNT granted and conveyed to the Partnership an option to acquire a ground lease (the “Lease Option”) to which SNT is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas. In addition, if Sanchez Energy or any of its affiliates have entered into an option to engage in the construction of or participation in a Project (as defined below) and/or receive the benefit of an acreage dedication from an affiliate of the Sanchez Energy relating to a Project, then such option and/or acreage dedication will also be assigned to us, if we exercise the Lease Option. The

Partnership will pay SNT $1.00 if the Lease Option is exercised, along with $250,000 if the Partnership or any of its affiliates elects to construct, own or operate a marine crude storage terminal on or within five miles of the Point Comfort lease or participates as an investor in the same, within five miles thereof (a “Project”).

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

In November 2016, the Partnership consummated a Purchase and Sale Agreement with Sanchez Energy and SN Midstream to purchase all of SN Midstream’s issued and outstanding membership interests in Carnero Processing for approximately $55.5 million plus the assumption of approximately $24.5 million of remaining capital commitments. Also in November 2016, the Partnership consummated a Purchase and Sale Agreement with SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy, to purchase working interest in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas as well as escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas for approximately $24.2 million. See further discussion of the transactions in Note 3, “Acquisitions and Divestitures.”

13. UNIT-BASED COMPENSATION

The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for restricted unit grants. Restricted unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2016	219,144	$14.22
Granted	171,231	14.60
Outstanding at March 31, 2017	390,375	$14.39

During the three months ended March 31, 2017, the Partnership issued 171,231 restricted common units pursuant to the Plan to executives of the Partnership’s general partner that vest on the first anniversary of grant. During the year ended December 31, 2016, the Partnership issued 67,627 restricted common units pursuant to the Plan to certain directors of the Partnership’s general partner that vested immediately on the date of the grant.  The unit-based compensation expense for the award was based on the fair value on the day before the date of grant.

As of March 31, 2017, 1,523,074 common units remain available for future issuance to participants under the LTIP.

14. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the three months ended March 31, 2017 and the year ended December 31, 2016.

	Distribution	Date of	Date of	Date of
Three Months Ended	Per Unit	Declaration	Record	Distribution
March 31, 2016	$0.4121	May 10, 2016	May 20, 2016	May 31, 2016
June 30, 2016	$0.4183	August 10, 2016	August 22, 2016	August 31, 2016
September 30, 2016	$0.4246	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016	$0.4310	February 9, 2017	February 20, 2017	February 28, 2017
March 31, 2017	$0.4375	May 10, 2017	May 22, 2017	May 31, 2017

The table below reflects the payment of distributions on Class B preferred units related to the three months ended March 31, 2017 and the year ended December 31, 2016.

	Distribution	Date of	Date of	Date of
Three Months Ended	Per Unit	Declaration	Record	Distribution
March 31, 2016	$0.4500	May 10, 2016	May 20, 2016	May 31, 2016
June 30, 2016	$0.4500	August 10, 2016	August 22, 2016	August 31, 2016
September 30, 2016	$0.4500	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016 (a)	$0.2258	February 9, 2017	February 20, 2017	February 28, 2017
March 31, 2017 (b)	$0.2258	May 10, 2017	May 22, 2017	May 31, 2017

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

(b)

The Partnership elected to pay the first quarter 2017 distribution on the Class B preferred units in part cash and, with the consent of the Class B preferred unitholder, in part common units (in lieu of additional Class B preferred units).  Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B preferred unit and an aggregate distribution of 184,697 common units, each payable on May 31, 2017 to holders of record on May 22, 2017.

15. PARTNERS’ CAPITAL

Outstanding Units

As of March 31, 2017, we had 31,000,887 Class B Preferred Units outstanding, and 14,153,061 common units outstanding.

Common Unit Issuances

In March 2016, the Partnership converted all remaining outstanding Class A Preferred Units into common units of the Partnership on a one for one basis, adjusted for the 1-for-10 unit split in August 2015.

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

Class B Preferred Unit Offering

On October 14, 2015, pursuant to that certain Class B Preferred Unit Purchase Agreement dated September 25, 2015 between the Partnership and Stonepeak Catarina Holdings LLC (“Stonepeak”), the Partnership sold and Stonepeak purchased 19,444,445 of the Partnership’s newly created Class B Preferred Units (the “Class B Preferred Units”) in a privately negotiated transaction for an aggregate cash purchase price of $18.00 per Class B Preferred Unit, which resulted in gross proceeds to the Partnership of approximately $350.0 million. The Partnership used the net proceeds to pay a portion of the consideration for the acquisition of the Western Catarina gathering system, along with the payment to Stonepeak of a fee equal to 2.25% of the consideration paid for the Class B Preferred Units.

Under the terms of our partnership agreement, commencing with the quarter ended on December 31, 2015, the Class B Preferred Units received a quarterly distribution, at the election of the board of directors of our general partner, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part paid-in-kind units (4.0% per annum).  In the event the Partnership did not raise at least $75.0 million through the issuance of additional common units prior to September 30, 2016 (with the conversion of the Class A Preferred Units of the Partnership counting toward such amount), the cash portion of the distribution rate was to have increased by 4.0% per annum until consummation of such issuance, as applicable. The Partnership did not raise at least $75.0 million through the issuance of additional common units prior to September 30, 2016 and an aggregate 14% per annum cash distribution was paid related to the three months ended September 30, 2016. As a result of the common unit issuance in November 2016 the $75.0 million common unit issuance threshold was met and the increased distribution rate was not paid for the three months ended December 31, 2016. Distributions are to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

In accordance with the partnership agreement, on December 6, 2016, we issued an additional 9,851,996 Class B preferred units to Stonepeak. On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units pursuant to Section 5.10(g) of the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”).  Pursuant to the Settlement Agreement, and in accordance with Section 5.4 of the Amended Partnership Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a privately negotiated transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit. Pursuant to the terms of the Amended Partnership Agreement, the Class B Preferred Units are convertible at any time, at the option of Stonepeak, into common units of the Partnership, subject to the requirement to convert a minimum of $17.5 million of Class B Preferred Units. The issuance of the Class B Preferred Units pursuant to the Settlement Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

The Class B Preferred Units are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following (in thousands):

	March 31,	December 31,
	2017	2016
Mezzanine equity beginning balance	$342,991	$172,111
Discount	—	(87)
Amortization of discount	404	23,477
Distributions	9,625	39,375
Distributions paid	(9,625)	(37,168)
Transfer embedded derivative to Class B	—	145,283
Total mezzanine equity	$343,395	$342,991

Earnings per Unit

Net income (loss) per common unit for the period is based on any distributions that are made to the unitholders (common units) plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income for the period had been distributed in accordance with the partnership agreement. Unit-based awards granted but unvested are eligible to receive distributions. The underlying unvested restricted unit awards are considered participating securities for purposes of determining net income (loss) per unit. Undistributed income (loss) is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the partnership agreement. Undistributed losses are not allocated to unvested restricted unit awards as they do not participate in net losses. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

Our general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  The following table presents the weighted average basic and diluted units outstanding for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Common units - Basic and Diluted	13,400,138	2,743,419
Weighted Common units - Basic and Diluted	13,400,138	2,743,419

At March 31, 2017, we had 390,375 common units that were restricted unvested common units granted and outstanding.  No losses were allocated to participating restricted unvested units because such securities do not have a contractual obligation to share in the Partnership’s losses.

The following table presents our basic and diluted loss per unit for the three months ended March 31, 2017 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net loss to be allocated	$(17,688)	$(17,688)

Basic and diluted loss per unit		$(1.32)

The following table presents our basic and diluted loss per unit for the three months ended March 31, 2016 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net loss to be allocated	$(10,739)	$(10,739)

Basic and diluted loss per unit		$(3.91)

16. REPORTING SEGMENTS

“Midstream” and “Production” best describe the operating segments of the businesses that we separately report. The factors used to identify these reporting segments are based on the nature of the operations that are undertaken by each segment. The Midstream segment operates the gathering, processing and transportation of crude oil, natural gas and NGLs. The Production segment operates to produce crude oil and natural gas. These segments are broadly understood across the petroleum and petrochemical industries.

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

The following tables set forth our segment information for the periods indicated (in thousands):

	Three Months Ended March 31, 2017
	Production	Midstream	Total
Operating revenues
Natural gas sales	$2,779	$—	$2,779
Oil sales	11,350	—	11,350
Natural gas liquids sales	467	—	467
Gathering and transportation sales	—	11,211	11,211
Total operating revenues	14,596	11,211	25,807

Operating expenses:
Lease operating expenses	4,724	259	4,983
Transportation operating expenses	—	3,296	3,296
Cost of sales	37	—	37
Production taxes	473	—	473
General and administrative	4,104	1,505	5,609
Unit-based compensation expense	540	—	540
Depreciation, depletion and amortization	3,281	8,900	12,181
Asset impairments	4,688	—	4,688
Accretion expense	192	66	258
Total operating expenses	18,039	14,026	32,065

Operating loss	$(3,443)	$(2,815)	$(6,258)

	Three Months Ended March 31, 2016
	Production	Midstream	Total
Operating revenues
Natural gas sales	$3,675	$—	$3,675
Oil sales	5,343	—	5,343
Natural gas liquids sales	276	—	276
Gathering and transportation sales	—	13,875	13,875
Total operating revenues	9,294	13,875	23,169

Operating expenses:
Lease operating expenses	4,875	98	4,973
Transportation operating expenses	—	3,054	3,054
Cost of sales	130	—	130
Production taxes	221	—	221
General and administrative	4,434	1,285	5,719
Unit-based compensation expense	438	—	438
Depreciation, depletion and amortization	2,114	5,074	7,188
Asset impairments	1,309	—	1,309
Accretion expense	254	61	315
Total operating expenses	13,775	9,572	23,347

Operating income (loss)	$(4,481)	$4,303	$(178)

The following table summarizes the total assets by operating segment as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Segment Assets
Production	$201,991	$207,219
Midstream	333,986	332,486
Total assets	$535,977	$539,705

17. VARIABLE INTEREST ENTITIES

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

The Partnership’s investment in Carnero Gathering represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Gathering joint venture is limited to the capital investment of approximately $47.3 million.

As of March 31, 2017, the Partnership had invested approximately $41.0 million in Carnero Gathering. As of March 31, 2017, no debt has been incurred by Carnero Gathering. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

As noted above in Note 10, “Investments,” the Partnership purchased a 50% membership interest in Carnero Processing from SN Midstream for an initial payment of approximately $55.5 million and the assumption of remaining capital commitments to Carnero

Processing, estimated at approximately $24.5 million as of the date of the acquisition. The Partnership determined that the Carnero Processing joint venture is more similar to a limited partnership than a corporation. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if a limited partner is able to exercise kick-out rights over the general partner(s) or is able to exercise substantive participating rights. We concluded that the Carnero Processing joint venture is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE’s economic performance.

The Partnership’s investment in Carnero Processing represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Processing joint venture is limited to the capital investment of approximately $79.6 million.

As of March 31, 2017, the Partnership had invested approximately $68.5 million in Carnero Processing. As of March 31, 2017, no debt has been incurred by Carnero Processing. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Capital investments	$109,441	$107,320
Earnings in equity investments	2,919	2,301
Distributions received	(4,950)	(2,950)
Estimated earnout accrued	4,049	4,270
Equity in equity investments	$111,459	$110,941

	March 31,	December 31,
	2017	2016
Equity in equity investments	$111,459	$110,941
Guarantees of capital investments	15,462	17,584
Maximum exposure to loss	$126,921	$128,525

18. SUBSEQUENT EVENTS

On April 17, 2017, the Partnership received notification that pursuant to the terms of its Credit Agreement its lenders have completed both their quarterly review of the midstream component and their semi-annual review of the RBL component of the Partnership’s borrowing base.  Based on this review, the midstream component was set at $168.1 million and the RBL component was set at $47.5 million, resulting in a total borrowing base of $215.6 million. The elected commitment amount remained unchanged at $200.0 million.

On May 10, 2017, we entered into a purchase and sale agreement to sell all of the Partnership’s equity interests in the entities that own our remaining operated oil and natural gas wells, leases and other associated assets and interests in Oklahoma for cash consideration of $5.5 million, subject to adjustment for title and environmental defects. The buyer has agreed to assume all obligations relating to the assets arising after the closing date and all plugging and abandonment costs relating to the assets arising prior to the closing date. The transaction is anticipated to close by July 15, 2017, subject to customary closing conditions. We do not expect to record a loss from the sale at closing.

On May 10, 2017, the board of directors of the general partner of the Partnership declared a first quarter 2017 cash distribution on its common units of $0.4375 per unit ($1.75 per unit annualized) payable on May 31, 2017 to holders of record on May 22, 2017.  The Partnership also declared a first quarter distribution on the Class B preferred units and elected to pay the distribution in part cash and in part common units. Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B preferred unit and an aggregate distribution of 184,697 common units, each payable on May 31, 2017 to holders of record on May 22, 2017.

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

Overview

Sanchez Production Partners LP, a Delaware limited partnership (“SPP,” “we,” “us,” “our” or the “Partnership”), is a publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other production assets in North America. We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC (the “Manager”), the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. Our common units are currently listed on the NYSE MKT under the symbol “SPP.”

Historically, our operations have consisted of the production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“Sanchez Energy”) and entered into a 15-year gathering and processing agreement with Sanchez Energy.  We also commenced a process to sell our oil and natural gas properties in the Mid-Continent region. In July 2016, we sold a portion of our oil and natural gas properties in the Mid-Continent region and acquired a 50% equity interest in Carnero Gathering. In November 2016, we completed a public offering of approximately 6,745,107 common units (which includes exercise of the underwriters’ option to purchase 194,305 common units) for net proceeds of approximately $69.7 million, after deducting customary offering expenses.  Concurrent with the public offering, we completed a private placement of 2,272,727 common units representing limited partner interests for net proceeds of approximately $25.0 million.  The combined proceeds were used to close the acquisition of a 50% equity interest in Carnero Processing, as well as to acquire working interest in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas and escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas.

How We Evaluate our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on the gathering system;
•	our operating expenses; and
•	our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “—Non-GAAP Financial Measures–Adjusted EBITDA”).

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

Operating Expenses

Our management seeks to maximize Adjusted EBITDA, a non-GAAP financial measure, in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (which generally consists of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and natural gas production or the throughput volumes on the gathering system but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

 To supplement our financial results and guidance presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, in this quarterly report. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation programs; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settlements applied to future positions; (xii) (gain) loss on embedded derivatives; and (xiii) other non-recurring items.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$(7,659)	$5,277
Adjusted by:
Interest expense, net	1,883	899
Depreciation, depletion and amortization	12,181	7,188
Asset impairments	4,688	1,309
Accretion expense	258	315
Unit-based compensation expense	540	438
Unit-based asset management fees	2,030	1,285
Distributions in excess of equity earnings	968	—
(Gain) loss on mark-to-market activities	(4,480)	3,104
Gain on embedded derivatives	—	(6,294)
Other non-recurring items	129	—
Adjusted EBITDA	$10,538	$13,521

Significant Operational Factors

•

Production. Our production for the three months ended March 31, 2017, was 310 MBOE, or an average of 3,444 BOE per day, compared with approximately 303 MBOE, or an average of 3,334 BOE per day, for the three months ended March 31, 2016.

•

Capital Expenditures. For the three months ended March 31, 2017, we spent approximately $13.1 million in capital expenditures, consisting of $11.9 million related to the development of a pipeline off the tail of the gas processing facility constructed by Carnero Processing and $1.0 million related to the development of Western Catarina gathering system. For the three months ended March 31, 2016, we spent approximately $1.1 million in capital expenditures, consisting of $0.6 million related to the development of Western Catarina midstream assets, and $0.5 related to the development of oil and natural gas properties in the Palmetto Field in Gonzales County.  These expenditures were funded with cash on hand and borrowings under our Credit Agreement.

•

Hedging Activities. For the three months ended March 31, 2017, the non-cash mark-to-market gain for our commodity derivatives was approximately $4.5 million, compared to a loss of $3.1 million for the same period in 2016.

Recent Developments

On May 10, 2017, we entered into a purchase and sale agreement to sell all of the Partnership’s equity interests in the entities that own our remaining operated oil and gas wells, leases and other associated assets and interests in Oklahoma for cash consideration of $5.5 million, subject to adjustment for title and environmental defects. The buyer has agreed to assume all obligations relating to the assets arising after the closing date and all plugging and abandonment costs relating to the assets arising prior to the closing date. The transaction is anticipated to close by June 15, 2017, subject to customary closing conditions. We do not expect to record a loss from the sale at closing. For the quarter ending March 31, 2017, the net loss associated with these equity interests was approximately $1.9 million. After adding back approximately $1.0 million of depreciation, depletion and amortization plus approximately $0.1 million of accretion from the same quarter, the Adjusted EBITDA associated with these equity interests was approximately $(0.8) million.

 Results of Operations by Segment

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016	Variance
Revenues:
Gathering and transportation sales	$11,211	$13,875	$(2,664)	-19%
Total gathering and transportation sales	11,211	13,875	(2,664)	-19%
Operating expenses:
Lease operating expenses	259	98	161	164%
Transportation operating expenses	3,296	3,054	242	8%
General and administrative	1,505	1,285	220	17%
Depreciation and amortization expense	8,900	5,074	3,826	75%
Accretion expense	66	61	5	8%
Total operating expenses	14,026	9,572	4,454	47%
Operating income (loss)	$(2,815)	$4,303	$(7,118)	-165%

Gathering and transportation sales.  We consummated the acquisition of the Western Catarina gathering system from Sanchez Energy and entered into the Western Catarina gathering and processing agreement with Sanchez Energy in October 2015.  During the three months ended March 31, 2017, Sanchez Energy transported average daily production through the gathering system of approximately 11.4 MBbls/d of crude oil and 151.7 MMcf/d of natural gas. During the three months ended March 31, 2016, SN transported average daily production through the gathering system of approximately 13.9 MBbls/d of crude oil and 187.6 MMcf/d of natural gas. The decrease in throughput was driven by a decrease in Sanchez Energy’s Catarina production of 919 MBoe over the same three months ended March 31, 2017 and 2016.

Lease operating expense.   Lease operating expenses, which includes ad valorem taxes, increased $0.2 million, to $0.3 million for the three months ended March 31, 2017, compared to $0.1 million during the same period in 2016 which was entirely driven by an increase in the net taxable value of the midstream assets.

Transportation operating expenses.   Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expense for the three months ended March 31, 2017 and 2016 was $3.3 million and $3.1 million, respectively.  The increase resulted from by higher maintenance costs.

General and administrative expenses.    General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. Our general and administrative expenses totaled $1.5 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.  The increase resulted from a higher asset management fee due to a higher valuation for the gathering and transportation assets over the comparative periods.

Depreciation, amortization and accretion expense    Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation, amortization and accretion expense for the three months ended March 31, 2017 and 2016 was $8.9 million and $5.1 million, respectively.  The increase was a result of revised useful lives used to depreciate the Western Catarina gathering system engines.

Production Operating Results

The following tables sets forth the selected financial and operating data for the periods indicated (dollars and net production in thousands, except for average sales and costs):

	For the Three Months Ended
	March 31,
	2017	2016	Variance
Revenues:
Natural gas sales at market price	$2,276	$1,995	$281	14%
Natural gas hedge settlements	646	2,239	(1,593)	(71)%
Natural gas mark-to-market activities	(86)	(941)	855	(91)%
Natural gas total	2,836	3,293	(457)	(14)%
Oil sales	5,855	2,650	3,205	121%
Oil hedge settlements	929	4,856	(3,927)	(81)%
Oil mark-to-market activities	4,566	(2,163)	6,729	(311)%
Oil total	11,350	5,343	6,007	112%
Natural gas liquids sales	467	276	191	69%
Miscellaneous income (expense)	(57)	382	(439)	(115)%
Total revenues	14,596	9,294	5,302	57%
Operating expenses:
Lease operating expenses	4,724	4,875	(151)	(3)%
Cost of sales	37	130	(93)	(72)%
Production taxes	473	221	252	114%
General and administrative	4,104	4,434	(330)	(7)%
Unit-based compensation expense	540	438	102	23%
Depreciation, depletion and amortization	3,281	2,114	1,167	55%
Asset impairments	4,688	1,309	3,379	258%
Accretion expense	192	254	(62)	(24)%
Total operating expenses	18,039	13,775	4,264	31%
Operating loss	$(3,443)	$(4,481)	$1,038	(23)%

	For the Three Months Ended
	March 31,
	2017	2016	Variance
Net production:
Natural gas production (MMcf)	978	1,172	(194)	(17)%
Oil production (MBbl)	120	86	34	40%
Natural gas liquids production (MBbl)	27	22	5	23%
Total production (MBOE)	310	303	7	2%
Average daily production (BOE/d)	3,444	3,334	110	3%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.99	$3.61	$(0.62)	(17)%
Natural gas price per Mcf without hedge settlements	$2.33	$1.70	$0.63	37%
Oil price per Bbl with hedge settlements	$56.53	$86.98	$(30.45)	(35)%
Oil price per Bbl without hedge settlements	$48.79	$30.71	$18.08	59%
Liquid price per Bbl without hedge settlements	$17.30	$12.66	$4.64	37%
Total price per BOE with hedge settlements	$32.82	$39.61	$(6.79)	(17)%
Total price per BOE without hedge settlements	$27.74	$16.22	$11.52	71%
Average unit costs per BOE:
Field operating expenses(a)	$16.76	$16.80	$(0.04)	(0)%
Lease operating expenses	$15.24	$16.07	$(0.83)	(5)%
Production taxes	$1.53	$0.73	$0.80	110%
General and administrative expenses	$14.98	$16.06	$(1.08)	(7)%
General and administrative expenses without unit-based compensation	$13.24	$14.62	$(1.38)	(9)%
Depreciation, depletion and amortization	$10.58	$6.97	$3.61	52%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the three months ended March 31, 2017, 39% of our production was oil, 9% was NGLs and 52% was natural gas as compared to the three months ended March 31, 2016, where 29% of our production was oil, 7% was NGLs and 64% was natural gas. The production mix between the periods has remained fairly consistent; however, we expect natural gas production to decrease as a percentage of total production due to the sale of our equity interests in the entities that own our remaining operated oil and natural gas wells, leases and other associated assets and interests in Oklahoma, which is anticipated to close by June 15, 2017. Combined production has increased by 7 MBoe for the three months ended March 31, 2017, primarily due to the Production Acquisition, partially offset by the sale of substantially all of our operated oil and natural gas wells, leases and other associated assets and interests in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation) (the “Mid-Continent Divestiture”).

Oil, NGL and natural gas sales. Unhedged oil sales increased $3.2 million, or 121%, to $5.9 million for the three months ended March 31, 2017, compared to $2.7 million for the same period in 2016. NGL sales increased $0.2 million, or 69%, to $0.5 million for the three months ended March 31, 2017, compared to $0.3 million for the same period in 2016. Unhedged natural gas sales increased $0.3 million, or 14%, to $2.3 million for the three months ended March 31, 2017, compared to $2.0 million for the same period in 2016. Total increase in oil, NGL and natural gas sales for the three months ended March 31, 2017 was primarily the result of increased production from the Production Acquisition and higher market prices, partially offset by our Mid-Continent Divestiture.

Including hedges and mark-to-market activities, our total revenue increased $5.3 million for the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily the result of a $7.6 million increase in gains on mark-to-market activities plus a $3.2 million increase in oil sales, partially offset by a $5.5 million decrease in settlements on oil and natural derivatives.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended March 31, 2017 to the three months ended March 31, 2016 (dollars in thousands, except average sales price):

	Q1 2017	Q1 2016	Production	Q1 2016	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (Mcf)	978	1,172	(194)	$1.70	$(330)
Oil (MBbl)	120	86	34	$30.71	$1,044
Natural gas liquids (MBbl)	27	22	5	$12.66	$63
Total oil equivalent (Mboe)	310	303	7	$16.22	$777

	Q1 2017	Q1 2016			Revenue
	Average	Average	Average Sales	Q1 2017	Increase/(Decrease)
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (Mcf)	$2.33	$1.70	$0.63	978	$616
Oil (MBbl)	$48.79	$30.71	$18.08	120	$2,170
Natural gas liquids (Mbl)	$17.30	$12.66	$4.64	27	$125
Total oil equivalent (Mboe)	$27.74	$16.22	$11.52	310	$2,911

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended March 31, 2017 by $0.9 million.

Hedging activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended March 31, 2017, the non-cash mark-to-market gain was $4.5 million, compared to a loss of $3.1 million for the same period in 2016. The 2017 non-cash gain resulted from lower future expected oil prices on these derivative transactions. Cash settlements received, including settlements receivable, for our commodity derivatives were $1.6 million for the three months ended March 31, 2017, compared to $7.1 million for the three months ended March 31, 2016.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $0.2 million, or 3%, to $4.7 million for the three months ended March 31, 2017, compared to $4.9 million during the same period in 2016. On a per unit basis, lease operating expenses were $15.24 per BOE, for the three months ended March 31, 2017, and $16.07 per BOE for the same period in 2016. The decreased lease operating expenses per BOE for the comparative periods were primarily the result of our Mid-Continent divestiture.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit compensation expense, decreased slightly to $4.6 million for the three months ended March 31, 2017, compared to $4.9 million for the same period in 2016. This decrease was primarily driven by a reduction in professional fees of $0.6 million, offset by an increase in asset management fee of $0.4 million for the production segment.

Our general and administrative expenses were $14.98 per BOE for the three months ended March 31, 2017, compared to $16.06 per BOE for the same period in 2016. Excluding unit-based compensation, our general and administrative costs were $13.24 per BOE for the three months ended March 31, 2017, compared to $14.62 per BOE for the same period in 2016. This decrease resulted from increased production noted above, which had an insignificant impact on our general and administrative expenses, as well as a reduction in professional fees, offset by the increase in the production portion of the management fee.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2017 was $3.3 million, or $10.58 per BOE, compared to $2.1 million, or $6.97 per BOE, for the same period in 2016. This increase is the result of depleting properties acquired in the Production Acquisition. The increase in the per BOE expense is primarily the result of the Mid-Continent Divestiture and a reduction in proved reserves due to changes in our development plans. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the three months ended March 31, 2017, we recorded non-cash charges of $4.7 million, to impair certain of our producing oil and natural gas properties in Texas acquired as part of the Production Acquisition. During the same period in 2016, we recorded non-cash charges of $1.3 million to impair the value of our oil and natural gas fields located in Texas and Louisiana. The impairment expense recorded during the three months ended March 31, 2017 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $2.5 million in cash and cash equivalents and $39.5 million available for borrowing under the Credit Agreement in effect on such date. During the three months ended March 31, 2017,  we paid approximately $1.5 million in cash for interest on borrowings under our Credit Agreement and approximately $40 thousand in cash for the commitment fee on undrawn commitments.

Our capital expenditures during the three months ended March 31, 2017 were funded with cash on hand and borrowings under our Credit Agreement.  In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties. Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of March 31, 2017, the borrowing base under the Credit Agreement was $215.1 million, with an elected commitment amount of $200.0 million.

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

At March 31, 2017, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of March 31, 2017, the elected commitment amount under our Credit Agreement was set at $200.0 million and we had $160.5 million of debt outstanding under the facility, leaving us with $39.5 million in unused borrowing capacity. Our Credit Agreement matures on March 31, 2020.

Open Commodity Hedge Position

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties. In 2016, we restructured a portion of our commodity derivative portfolio by liquidating “in-the-money” crude oil and natural gas derivatives settling in fourth quarter 2016 and using the proceeds from the sale liquidation to enhance the fixed price on natural gas derivatives to be settled in 2017.  Cash settlement receipts of approximately $3.2 million from the termination of the crude oil and natural gas derivatives were applied as premiums for the enhanced natural gas derivatives.

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

The following tables as of March 31, 2017, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price
2017	—	$—	94,005	$61.25	87,304	$61.42	81,702	$61.55	263,011	$61.40
2018	88,854	$60.82	83,976	$60.90	79,683	$60.96	75,864	$61.02	328,377	$60.92
2019	78,667	$61.48	75,326	$61.53	72,279	$61.57	69,480	$61.61	295,752	$61.54
2020	66,914	$53.50	64,477	$53.50	62,251	$53.50	60,224	$53.50	253,866	$53.50
									1,141,006

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price
2017	—	$—	287,439	$5.45	271,368	$5.45	257,234	$5.45	816,041	$5.45
2018	260,841	$3.18	248,018	$3.18	235,810	$3.18	225,208	$3.18	969,877	$3.18
2019	224,303	$3.10	214,186	$3.10	205,533	$3.10	197,455	$3.10	841,477	$3.10
2020	188,696	$2.85	176,946	$2.85	170,637	$2.85	164,747	$2.85	701,026	$2.85
									3,328,421

Net Cash Provided by Operations

We had net cash flows provided by operating activities for the three months ended March 31, 2017 of $13.6 million, compared to net cash flow provided by operating activities of $10.4 million for the same period in 2016. This increase was primarily related to an increase in accounts payable and accrued liabilities - related parties of $6.2 million which was offset by a decrease in accounts payable and accrued liabilities of $3.1 million.

Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our Western Catarina midstream assets, volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future operating cash flows will depend on oil and natural gas transported through our Western Catarina midstream assets, our ability to maintain and increase production through our development program or completing acquisitions, as well as the market prices of oil and natural gas and our hedging program.

Net Cash Used in Investing Activities

We had net cash flows used in investing activities for the three months ended March 31, 2017 of $6.6 million, consisting of $5.8 million related to pipeline construction and contributions to Carnero Processing of $2.0 million.

We had net cash flows used in investing activities for the three months ended March 31, 2016 of $1.1 million, consisting of $0.6 million related to the development of midstream assets, and $0.5 related to the development of oil and natural gas properties in the Palmetto Field in Gonzales County

Net Cash Used in Financing Activities

Net cash flows used in financing activities was $5.4 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we had borrowings under our Credit Agreement of $7.5 million. We distributed $7.0 million and $5.8 million to Class B preferred unit holders and common unit holders respectively during the same period.  Additionally, we paid $0.1 million in offering costs.

Net cash flows used in financing activities was $10.0 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we had borrowings under our Credit Agreement of $2.0 million. We distributed $7.4 million and $1.3 million to Class B preferred unit holders and common unit holders respectively during the same period. As part of our unit repurchase program, we used $3.1 million to repurchase and cancel 238,200 common units. Additionally, we paid $0.1 million in offering costs and $0.1 million related to units tendered by employees for tax withholding.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through March 31, 2017, we have not suffered any significant losses with our counterparties as a result of non-performance.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the calculation of depletion and impairment of oil and natural gas properties, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

As of March 31, 2017, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 28, 2017. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management. The Partnership has commenced a process to sell the remaining oil and natural gas properties in the Mid-Continent region and there is a possibility that we could incur a loss on the sale.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SPP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2017 (the Evaluation Date). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in SPP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, SPP’s internal control over financial reporting.

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

Item 1A. Risk Factors

Consider carefully the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2016 Annual Report on Form 10-K, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2016 Annual Report; and in our other public filings, press releases, and public discussions with our management. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with providing services under the Services Agreement for the third and fourth quarters of 2016, the Partnership issued 170,750 and 154,737 common units, respectively, to SP Holdings, LLC on March 6, 2017.  See Note 12, “Related Party Transactions” for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

No common units were purchased in the first quarter of 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 10, 2017, we entered into a Membership Interest Purchase and Sale Agreement (the “Osage Purchase Agreement”) with Exponent Energy LLC (“Exponent”) pursuant to which the Partnership has agreed to sell to Exponent, effective as of the closing date (the “Osage Effective Time”), all of the Partnership’s equity interests in the entities that own the Partnership’s remaining operated oil and gas wells, leases and other associated assets and interests in Oklahoma for cash consideration of $5.5 million subject to adjustment for title and environmental defects.  In addition, Exponent has agreed to assume all obligations relating to the assets arising after the Osage Effective Time and all plugging and abandonment costs relating to the assets arising prior to the Osage Effective Time.

The Osage Purchase Agreement contains customary representations and warranties by the Partnership and Exponent, and the Partnership and Exponent have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The transaction contemplated by the Osage Purchase Agreement is anticipated to close by June 15, 2017, subject to the accuracy of the representations and warranties of the parties in the Osage Purchase Agreement, compliance by the parties with the covenants contained therein, no litigation restraining a party’s ability to consummate the transaction, and the obtainment of any material consents and approvals.  The foregoing description of the Osage Purchase Agreement is a summary and is qualified in its entirety by the full text of the Osage Purchase Agreement, which will be filed by the Partnership in its next quarterly report on Form 10-Q.

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

SANCHEZ PRODUCTION PARTNERS LP (REGISTRANT) BY: Sanchez Production Partners GP LLC, its general partner

Date: May 15, 2017	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*

Fifth Amendment to the Third Amended and Restated Credit Agreement dated as of April 17, 2017, between Sanchez Production Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent.

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