Form 10-Q
period 2017-09-30
Sanchez Midstream Partners LP
filed 2017-11-14
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common units outstanding as of November 10, 2017: Approximately 14,778,192 units.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Securities and Exchange Commission that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our business strategy; acquisition strategy; financing strategy; ability to make, maintain and grow distributions; the ability of our customers to meet their drilling and development plans on a timely basis or at all and perform under gathering, processing and other agreements; future operating results; future capital expenditures; and plans, objectives, expectations, forecasts, outlook and intentions. All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. These forward-looking statements may be found in Part I, Item 2. and other items within this Quarterly Report on Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

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
•

the ability of our customers to meet their drilling and development plans on a timely basis or at all and perform under gathering, processing and other agreements which may affect our throughput rates and revenues;

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

•	the extent to which our crude oil and natural gas properties operated by others are operated successfully and economically;

•	the use of competing energy sources and the development of alternative energy sources;
•	unexpected results of litigation filed against us;
•	disruptions due to extreme weather conditions, such as extreme rainfall, hurricanes or tornadoes;
•	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Natural gas sales	$787	$4,434	$5,818	$8,709
Oil sales	3,061	2,159	22,520	4,746
Natural gas liquids sales	514	264	1,473	784
Gathering and transportation sales	14,234	12,997	39,621	41,130
Total revenues	18,596	19,854	69,432	55,369
Expenses:
Operating expenses:
Lease operating expenses	1,735	2,767	10,599	11,918
Transportation operating expenses	2,661	3,111	8,989	9,179
Cost of sales	—	99	77	292
Production taxes	340	290	1,166	837
General and administrative	5,614	6,286	17,576	16,983
Unit-based compensation expense	631	90	1,951	1,619
Loss (gain) on sale of assets	(2,546)	219	(2,546)	219
Depreciation, depletion and amortization	6,899	7,507	28,017	20,824
Asset impairments	—	—	4,688	1,309
Accretion expense	149	271	647	901
Total operating expenses	15,483	20,640	71,164	64,081
Other (income) expense
Interest expense, net	2,215	1,543	5,994	3,545
Gain on embedded derivatives	—	(30,012)	—	(43,204)
Earnings from equity investments	(2,873)	(1,124)	(4,397)	(1,136)
Other income	—	—	—	(49)
Total other (income) expenses	(658)	(29,593)	1,597	(40,844)
Total (income) expenses	14,825	(8,953)	72,761	23,237
Income (loss) before income taxes	3,771	28,807	(3,329)	32,132
Income tax expense	—	—	—	—
Net income (loss)	3,771	28,807	(3,329)	32,132
Less:
Preferred unit distributions paid in common units	—	—	(2,625)	—
Preferred unit distributions	(8,750)	(12,250)	(24,500)	(29,750)
Preferred unit amortization	(463)	(6,608)	(1,300)	(20,379)
Net income (loss) attributable to common unitholders	$(5,442)	$9,949	$(31,754)	$(17,997)
Net income (loss) per unit
Net income (loss) per unit
Common units - Basic	$(0.38)	$2.49	$(2.29)	$(5.06)
Common units - Diluted	$(0.38)	$1.21	$(2.29)	$(5.06)
Weighted Average Units Outstanding
Common units - Basic	14,313,999	3,998,209	13,888,057	3,556,675
Common units - Diluted	14,313,999	23,771,370	13,888,057	3,556,675

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	September 30,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current assets
Cash and cash equivalents	$367	$957
Accounts receivable	731	1,212
Accounts receivable - related entities	6,729	5,987
Prepaid expenses	2,389	2,041
Fair value of derivative instruments	2,114	4,568
Total current assets	12,330	14,765
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	200,471	758,913
Gathering and transportation assets	183,681	152,209
Material and supplies	—	1,056
Less: accumulated depreciation, depletion, amortization and impairment	(162,403)	(689,358)
Oil and natural gas properties and equipment, net	221,749	222,820
Other assets
Intangible assets, net	175,530	185,766
Fair value of derivative instruments	3,187	3,964
Equity investments	120,303	111,614
Other non-current assets	585	776
Total assets	$533,684	$539,705

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$364	$951
Accounts payable and accrued liabilities - related entities	6,482	7,046
Royalties payable	371	706
Fair value of derivative instruments	16	740
Total current liabilities	7,233	9,443
Other liabilities
Asset retirement obligation	7,796	13,579
Long-term debt, net of debt issuance costs	187,686	151,322
Fair value of derivative instruments	22	1,356
Other liabilities	4,049	4,270
Total other liabilities	199,553	170,527
Total liabilities	206,786	179,970
Commitments and contingencies (See Note 11)
Mezzanine equity
Class B preferred units, 31,000,887 and 29,296,441 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	343,416	342,991
Partners' capital (deficit)
Common units, 14,773,192 and 13,447,749 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	(16,518)	16,744
Total partners' capital (deficit)	(16,518)	16,744
Total liabilities and partners' capital	$533,684	$539,705

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(3,329)	$32,132
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	17,813	11,341
Amortization of debt issuance costs	391	377
Revisions to asset retirement obligation included in DD&A	—	(862)
Asset impairments	4,688	1,309
Accretion expense	647	901
Distributions from equity investments	5,329	750
Equity earnings in affiliate	(4,397)	(1,135)
Bad debt expense	—	35
(Gain)/loss from disposition of property and equipment	(2,386)	210
Total mark-to-market on commodity derivative contracts	(7,584)	2,664
Cash settlements on commodity derivative contracts	5,093	17,361
Cash settlements on terminated commodity derivatives	3,602	3,197
Premiums paid on derivative contracts	—	(3,197)
Unit-based compensation expense	2,646	2,042
Gain on embedded derivative	—	(43,204)
Amortization of intangible assets	10,204	10,345
Costs for plug and abandon activities	(46)	(142)
Changes in Operating Assets and Liabilities:
Accounts receivable	159	872
Accounts receivable - related entities	(1,042)	(5,025)
Prepaid expenses	(348)	(1,505)
Other assets	124	682
Accounts payable and accrued liabilities	6,416	(962)
Accounts payable and accrued liabilities - related entities	(1,033)	2,760
Royalties payable	(301)	(112)
Net cash provided by operating activities	36,646	30,834
Cash flows from investing activities:
Development of oil and natural gas properties	(148)	(2,706)
Proceeds from sale of oil and natural gas properties	5,510	38
Final settlement of oil and natural gas properties acquisition	1,468	—
Development of gathering and transportation assets	(29,058)	—
Purchases of equity investments	(10,380)	(40,002)
Net cash used in investing activities	(32,608)	(42,670)
Cash flows from financing activities:
Payments for offering costs	(611)	(226)
Proceeds from issuance of debt	45,500	39,000
Repayment of borrowings	(9,500)	—
Proceeds from issuance of preferred units	—	(87)
Repurchase of common units under repurchase program	—	(2,948)
Units tendered by employees for tax withholdings	—	(140)
Distributions to common unitholders	(18,530)	(4,815)
Proceeds from issuance of common units	1,290	—
Class B preferred unit cash distributions	(22,750)	(24,918)
Debt issuance costs	(27)	—
Net cash provided by (used in) financing activities	(4,628)	5,866
Net decrease in cash and cash equivalents	(590)	(5,970)
Cash and cash equivalents, beginning of period	957	6,571
Cash and cash equivalents, end of period	$367	$601
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$2,414	$1,562
Change in asset retirement obligations	$198	$—
Cash paid during the period for interest	$5,494	$3,085
Earnout liability	$221	$—

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2017

(In thousands, except unit data)

(Unaudited)

	Class A Preferred Units		Common Units		Total
	Units	Amount	Units	Amount	Capital
Partners' Capital (Deficit), December 31, 2015	11,694,364	$17,112	3,240,813	$(45,285)	$(28,173)
Units tendered by employees for tax withholding	—	—	(12,227)	(140)	(140)
Units forfeited by employees	—	—	(2,000)	—	—
Unit-based compensation programs	—	—	67,627	2,044	2,044
Issuance of common units, net of offering costs of $5.3 million	—	—	9,226,595	96,278	96,278
Class A Preferred Units converted to common units	(11,694,364)	(17,112)	1,169,441	17,112	—
Common units retired via unit repurchase program	—	—	(242,500)	(2,948)	(2,948)
Cash distributions to common unit holders	—	—	—	(6,696)	(6,696)
Distributions - Class B preferred units	—	—	—	(62,852)	(62,852)
Net income	—	—	—	19,231	19,231
Partners' Capital, December 31, 2016	—	—	13,447,749	16,744	16,744
Unit-based compensation programs	—	—	212,481	2,648	2,648
Issuance of common units, net of offering costs of $0.6 million	—	—	719,671	9,124	9,124
Cash distributions to common unit holders	—	—	—	(18,530)	(18,530)
Common units issued as Class B Preferred distributions	—	—	393,291	5,250	5,250
Distributions - Class B preferred units	—	—	—	(28,425)	(28,425)
Net loss	—	—	—	(3,329)	(3,329)
Partners' Capital (Deficit), September 30, 2017	—	$—	14,773,192	$(16,518)	$(16,518)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

Organization

Sanchez Midstream Partners LP, a Delaware limited partnership, (together with our consolidated subsidiaries, “SNMP,” “we,” “us,” “our” or the “Partnership”) (formerly Sanchez Production Partners LP), is a growth oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and production assets in North America. SNMP completed its initial public offering on November 20, 2006, as Constellation Energy Partners LLC (“CEP” or the “Company”). We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC (the “Manager”), the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. On March 6, 2015, the Company’s unitholders approved the conversion of Sanchez Production Partners LLC to a Delaware limited partnership and the name was changed to Sanchez Production Partners LP. On June 2, 2017, Sanchez Production Partners LP changed its name to Sanchez Midstream Partners LP. Manager owns the general partner of SNMP and all of SNMP’s incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP,” and were traded under the symbol “SPP” prior to our recent name change.

Historically, our operations have consisted of the production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana. In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“Sanchez Energy”) and entered into a 15-year gathering and processing agreement with Sanchez Energy. We also commenced a process to sell our production assets in the Mid-Continent region.  In July 2016, we sold a portion of our production assets in the Mid-Continent region and acquired a 50% equity interest in Carnero Gathering, LLC (“Carnero Gathering”). In November 2016, we completed a public offering of approximately 6,745,107 common units (which includes exercise of the underwriters’ option to purchase 194,305 common units) for net proceeds of approximately $69.7 million, after deducting customary offering expenses.  Concurrent with the public offering, we completed a private placement of 2,272,727 common units representing limited partner interests for net proceeds of approximately $25.0 million. The combined proceeds were used to close the acquisition of a 50% equity interest in Carnero Processing, LLC (“Carnero Processing”) and the acquisition of working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas and escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas. In July 2017, we sold our equity interests in the entities that owned our remaining operated Oklahoma production assets for cash consideration of $5.5 million, subject to customary post-closing adjustments, and assumption by the buyer of certain plugging and abandonment costs. In August 2017, we completed construction of the “SECO Pipeline,” a natural gas pipeline with 400 MMcf/d of capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility (defined below) to multiple markets in South Texas. On October 12, 2017, we signed a purchase and sale agreement to sell certain oil and natural gas properties in Texas.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of SNMP and our wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  We conduct our business activities as two operating segments: the production of oil and natural gas and the midstream business, which includes Western Catarina Midstream (defined below).  Our management evaluates performance based on these two business segments.

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

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item.  The ASU also provides new alternatives for applying hedge accounting.  This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.  Early adoption is permitted, and the Partnership is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, and the Partnership is currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  In March, April, and May of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Partnership will not early adopt the standard although early adoption is permitted. The Partnership’s expectation is to apply the modified retrospective approach. As part of the assessment, the Partnership has formed an implementation work team, completed trainings on the new revenue recognition model and gathered a representative sample of material revenue contracts covering current revenue streams for which we are currently evaluating the impact under the new standard. The Company is currently collecting all remaining contracts and evaluating the impacts to its consolidated financial statements under the revised standards. In addition, the Company is evaluating the impacts of significant historical transactions under the new standard.

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

Texas Production Divestiture

On October 12, 2017, the Partnership entered into a purchase and sale agreement with Dallas Petroleum Group, LLC pursuant to which the Partnership has agreed to sell to Dallas Petroleum Group, LLC, on the closing date, specified oil and gas wells, leases and other associated assets and interests located in Texas (the “Texas Production Assets”) for cash consideration of approximately $6.3 million, subject to adjustment for title and environmental defects (the “Texas Production Divestiture”).  In addition, the buyer has agreed to assume all obligations relating to the assets, including all plugging and abandonment costs relating to the assets, that arose on or after October 1, 2017.  The Texas Production Divestiture is anticipated to close during the fourth quarter 2017. We anticipate reporting a gain on the sale during the fourth quarter 2017.  On October 12, 2017, a purchase and sale agreement entered into by a wholly owned subsidiary of the Partnership and Sendero Petroleum, LLC, dated June 30, 2017, relating to the sale of the Texas Production Assets, was terminated by the Partnership as a result of the closing not having occurred by the outside date specified therein.

Non-Operated Production Divestiture

On July 14, 2017, we entered into an agreement to assign certain non-operated production assets located in Oklahoma, as well as our equity interests in the entities that owned the assets, in exchange for agreeing upon the apportionment of certain shared litigation costs (the “Non-Operated Production Divestiture”). The assignment was effective as of July 14, 2017.

Oklahoma Production Divestiture

On May 10, 2017, we entered into a purchase and sale agreement to sell all of the Partnership’s equity interests in the entities that owned our remaining Oklahoma production assets for cash consideration of $5.5 million, subject to adjustment for title and environmental defects (the “Oklahoma Production Divestiture”), and assumption by the buyer of all obligations relating to the assets arising after the closing date and all plugging and abandonment costs relating to the assets arising prior to the closing date. The transaction closed July 17, 2017. We recorded a gain of $2.4 million on the sale during the third quarter 2017.

Carnero Processing Acquisition

On November 22, 2016, we completed the acquisition of 50% of the outstanding membership interests in Carnero Processing from SN Midstream, LLC, a wholly owned subsidiary of Sanchez Energy (“SN Midstream”), for cash consideration of approximately $55.5 million and the assumption of approximately $24.5 million of remaining capital commitments to Carnero Processing (the “Carnero Processing Transaction”). The remaining 50% membership interests in Carnero Processing are owned by TPL SouthTex Processing Company LP, an affiliate of Targa Resources Group (“Targa”). Carnero Processing owns a cryogenic gas processing facility located in La Salle County, Texas that is operated by Targa (the “Raptor Gas Processing Facility”). See Note 10. “Investments” for additional information relating to the Carnero Processing Transaction.

The Partnership made capital contributions to Carnero Processing totaling $15.8 million between November 22, 2016 and September 30, 2017.

Production Acquisition

On November 22, 2016, we completed the acquisition from SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly owned subsidiary of Sanchez Energy, of working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas for aggregate cash consideration of approximately $24.2 million after approximately $2.8 million in normal and customary closing adjustments (the “Production Acquisition”). The effective date of the transaction was July 1, 2016. The Production Acquisition included initial conveyed working interests and net revenue interests which, for certain properties, escalated on January 1, 2017 and will escalate again on January 1, 2018, at which point, SNMP’s interests in the Production Acquisition properties will stay constant for the remainder of the respective lives of the assets.

The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved developed reserves	$25,016
Fair value of assets acquired	25,016
Asset retirement obligations	(832)
Fair value of net assets acquired	$24,184

Carnero Gathering Transaction

On July 5, 2016, we completed the acquisition of 50% of the outstanding membership interests in Carnero Gathering from SN Midstream for cash consideration of approximately $37.0 million, and the assumption of approximately $7.4 million of remaining capital commitments to Carnero Gathering (the “Carnero Gathering Transaction”).  In addition, the Partnership is required to pay SN Midstream a monthly earnout based on gas received from SN Catarina, LLC, a wholly owned subsidiary of Sanchez Energy (“SN Catarina”), at Carnero Gathering’s receipt points, as well as gas delivered and processed at the Raptor Gas Processing Facility for other producers. The remaining 50% membership interests in Carnero Gathering are owned by Targa. Carnero Gathering owns a gas gathering pipeline in the Western Eagle Ford in South Texas that is operated by Targa and interconnects with the Raptor Gas Processing Facility. See Note 10. “Investments” for additional information relating to the Carnero Gathering Transaction.

The Partnership made capital contributions to Carnero Gathering totaling $8.4 million between July 5, 2016 and September 30, 2017.

Mid-Continent Divestiture

On June 15, 2016, certain wholly owned subsidiaries of the Partnership entered into an agreement with Gateway Resources U.S.A., Inc. (“Gateway”) to sell substantially all of the Partnership’s operated production assets in Oklahoma and Kansas (other than those arising under or related to a concession agreement with the Osage Nation) (the “Mid-Continent Divestiture”) for cash consideration of $7,120, subject to adjustment for title and environmental defects, effective as of August 1, 2016. In addition, Gateway agreed to assume all obligations relating to the assets arising after the effective date and all plugging and abandonment costs relating to the assets arising prior to the effective date. The Partnership closed the sale of this transaction on July 15, 2016. The Partnership recorded a $0.2 million loss related to an intangible asset balance comprised of marketing contracts from the 2007 Newfield acquisition which were included in the Mid-Continent Divestiture.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value Measurements at September 30, 2017
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Derivative assets (net)	$—	$5,263	$—	$5,263
Total net assets	$—	$5,263	$—	$5,263

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

As of September 30, 2017, and December 31, 2016, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

The following table summarizes the non-recurring fair value measurements of our assets as of September 30, 2017 (in thousands):

	Fair Value Measurements at September 30, 2017
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$7,277
Total net assets	$—	$—	$7,277
(a)

During the nine months ended September 30, 2017, we recorded a non-cash impairment charge of $4.7 million to impair our producing oil and natural gas properties acquired in the Production Acquisition. The carrying values of the impaired proved properties were reduced to a fair value of $7.3 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of September 30, 2017. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

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

As of September 30, 2017, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price
2017	—	$—	—	$—	—	$—	64,568	$59.83	64,568	$59.83
2018	70,600	$59.63	66,432	$59.71	62,840	$59.78	59,704	$59.84	259,576	$59.74
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									758,656

Fixed Price Swaps—NYMEX (Henry Hub)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price
2017	—	$—	—	$—	—	$—	124,160	$3.79	124,160	$3.79
2018	132,088	$3.00	126,600	$3.00	121,600	$3.00	117,040	$3.00	497,328	$3.00
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									1,480,136

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the nine months ended September 30, 2017 and the year ended December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Beginning fair value of commodity derivatives	$6,436	$31,018
Net gains (losses) on crude oil derivatives	7,087	(8,355)
Net gains (losses) on natural gas derivatives	497	1,116
Net settlements on derivative contracts:
Crude oil	(6,133)	(13,622)
Natural gas	(2,624)	(6,919)
Net premiums on derivative contracts	—	3,198
Ending fair value of commodity derivatives	$5,263	$6,436

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Amount of Gain (Loss) in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	in Income	2017	2016	2017	2016
Commodity – Oil Hedges	Oil sales	$(1,456)	$(1,032)	$7,087	$(4,600)
Commodity – Gas Hedges	Natural gas sales	(228)	2,104	497	1,936
		$(1,684)	$1,072	$7,584	$(2,664)

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with four counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. In August 2017, we repositioned certain of our crude oil and natural gas hedges in anticipation of the sale of the Texas Production Assets and, in the process, received $3.6 million in net cash from the counterparties on those hedges. As of September 30, 2017, and December 31, 2016, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of September 30, 2017, the borrowing base under the Credit Agreement was $215.6 million, with an elected commitment amount of $200.0 million.

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

At September 30, 2017, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of September 30, 2017, and December 31, 2016, our unamortized debt issuance costs were $1.3 million and $1.7 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement.  Amortization of debt issuance costs recorded during the three months ended September 30, 2017 and 2016 were $0.1 million. Amortization of debt issuance costs recorded during the nine months ended September 30, 2017 and 2016 were $0.4 million.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Gathering and transportation assets
Midstream assets	$183,681	$152,209
Less: Accumulated depreciation and amortization	(24,983)	(15,020)
Total gathering and transportation assets	$158,698	$137,189

Oil and natural gas properties consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Oil and natural gas properties and related equipment
Property costs
Proved property	$200,422	$758,366
Unproved property	49	46
Land	—	501
Total property costs	200,471	758,913
Materials and supplies	—	1,056
Total	200,471	759,969
Less: Accumulated depreciation, depletion, amortization and impairments	(137,420)	(674,338)
Oil and natural gas properties and equipment, net	$63,051	$85,631

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation, depletion and amortization of oil and natural gas-related assets	$1,739	$2,348	$7,850	$5,310
Depreciation, depletion and amortization of gathering and transportation-related assets	1,780	1,731	9,963	5,169
Amortization of intangible assets	3,380	3,428	10,204	10,345
Total depreciation, depletion and amortization	6,899	7,507	28,017	20,824
Asset impairments	—	—	4,688	1,309
Total	$6,899	$7,507	$32,705	$22,133

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

For the three months ended September 30, 2017, we recorded no impairment charges. For the nine months ended September 30, 2017, we recorded non-cash charges of $4.7 million, to impair certain producing oil and natural gas properties in Texas acquired as part of the Production Acquisition. For the three months ended September 30, 2016, we did not record impairment charges. For the nine months ended September 30, 2016, we recorded non-cash charges of $1.3 million, to impair our producing oil and natural gas properties in Texas and Louisiana acquired prior to the Eagle Ford acquisition.

Asset Retirement Obligation.  As described in Note 8, estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved developed reserves using the units-of-production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Exploration and Dry Hole Costs.  Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties. All such costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. We recorded no exploration or dry hole costs for the nine months ended September 30, 2017 or 2016.

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

The following table is a reconciliation of the ARO (in thousands):

	September 30,	December 31,
	2017	2016
Asset retirement obligation, beginning balance	$13,579	$20,364
Liabilities added from acquisitions	198	912
Sold	(6,582)	(6,291)
Revisions to cost estimates	—	(2,399)
Settlements	(46)	(134)
Accretion expense	647	1,127
Asset retirement obligation, ending balance	$7,796	$13,579

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the nine months ended September 30, 2017, and the year ended December 31, 2016, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the nine months ended September 30, 2017, obligations were sold as part of the Oklahoma Production Divestiture and during the year ended December 31, 2016 as part of the Mid-Continent Divestiture that significantly lowered the Partnership’s future abandonment obligations. Additional reductions in future abandonment obligations are expected in the fourth quarter 2017 as a result of the expected Texas Production Divestiture.

9. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $175.5 million related to the gathering agreement with Sanchez Energy that was entered into as part of the acquisition of the Western Catarina gathering system (“Western Catarina Midstream”). Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement. During 2016, the intangible asset balance was reduced by $0.2 million due to marketing contracts from the 2007 Newfield acquisition which were included in the Mid-Continent Divestiture.

Amortization expense for the nine months ended September 30, 2017 and 2016 was $10.2 million and $10.3 million, respectively.  These costs are amortized to depreciation, depletion, and amortization expense in our consolidated statement of operations.  Intangible assets as of September 30, 2017, and December 31, 2016 are detailed below (in thousands):

	September 30,	December 31,
	2017	2016
Beginning balance	$185,766	$199,741
Disposals	(32)	(219)
Amortization	(10,204)	(13,756)
Ending balance	$175,530	$185,766

10. INVESTMENTS

On July 5, 2016, the Partnership purchased a 50% membership interest in Carnero Gathering from SN Midstream for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the date of the acquisition. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa. During the nine months ended September 30, 2017, the Partnership made approximately $5.1 million of capital contributions to the joint venture. Prior to the sale, SN Midstream had invested approximately $26.0 million in the Carnero Gathering joint venture. The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million.  This amount is being amortized over the contract term of fifteen years and decrease earnings from Carnero Gathering. As part of the Carnero Gathering Transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered by other producers and processing by Carnero Processing. This earnout is considered as contingent consideration and its estimated fair value of $4.0 million was recorded on the balance sheet as a deferred liability as of September 30, 2017.  No earnout payments were made in the three or nine months ended September 30, 2017.

As of September 30, 2017, the Partnership had paid approximately $45.9 million for the Carnero Gathering Transaction related to the initial purchase price, acquisition costs and contributed capital to date. The Partnership has accounted for this investment as an equity method investment. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption in our Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2017, the Partnership recorded earnings of approximately $4.7 million in equity investments from Carnero Gathering, which was offset by approximately $0.6 million related to the amortization of the contractual customer intangible asset. For the three months ended September 30, 2017, the Partnership recorded earnings of approximately $2.0 million in equity investments from Carnero Gathering, which was offset by approximately $0.2 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the “Earnings from equity investments” line within the Condensed Consolidated Statements of Operations. Cash distributions of $5.3 million were received during the nine months ended September 30, 2017.

On November 22, 2016, the Partnership purchased a 50% membership interest in Carnero Processing from SN Midstream for an initial payment of approximately $55.5 million and the assumption of remaining capital commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of the acquisition. The remaining 50% membership interests of Carnero Processing are owned by an affiliate of Targa. During the nine months ended September 30, 2017, the Partnership made $5.3 million of capital contributions to the joint venture. Prior to the sale, SN Midstream had invested approximately $48.0 million in the Carnero Processing joint venture.

As of September 30, 2017, the Partnership had paid approximately $71.8 million for the Carnero Processing transaction related to the initial payment, acquisition costs and contributed capital. The Partnership has accounted for this investment as an equity method investment. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption in our consolidated balance sheet. The Partnership recorded expenses of approximately $0.5 million in the “Earnings from equity investments” line within our consolidated statements of operations for the nine months ended September 30, 2017 and $1.0 million for the three months ended September 30, 2017.

Summarized financial information of unconsolidated entities is as follows (in thousands):

Nine Months Ended
September 30,
2017
Sales	$57,406
Total expenses	46,734
Net income	$10,672

	September 30,	December 31,
	2017	2016
Current assets	$28,318	$27,779
Noncurrent assets	190,100	152,112
Current liabilities	18,040	16,577

11. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, the Partnership is required to pay SN Midstream a monthly earnout based upon gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at Carnero Processing by other producers which began at the end of the second quarter 2017. This earnout has an approximate value of $4.0 million and was recorded on the balance sheet as a deferred liability as of September 30, 2017. We did not have any other material commitments and contingencies and no payments were made as of September 30, 2017.

12. RELATED PARTY TRANSACTIONS

We are controlled by our general partner. The sole member of our general partner is Manager, which has no officers. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, professionals, acquisition, disposition and financing services. In connection with providing services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, is paid in cash unless Manager elects for such fee to be paid in our equity.  The Services Agreement has a ten-year term and will be automatically renewed for additional one-year terms unless either Manager or the

Partnership provides notice of termination to the other with at least 180 days’ notice.  During the nine months ended September 30, 2017, we expensed approximately $6.5 million to Manager pursuant to the Services Agreement.

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

SOG, headquartered in Houston, Texas, is a private full-service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Chairman of the board of directors of our general partner, the President and Chief Operating Officer of our general partner, Eduardo A. Sanchez, one of our directors, along with their immediate family members, Ana Lee Sanchez Jacobs and Antonio R. Sanchez, Jr., collectively, either directly or indirectly, own a majority of the equity interests of SOG. In addition, Antonio R. Sanchez, Jr. is a member of the board of directors of SOG, and such other individuals, as well as Ana Lee Sanchez Jacobs, are officers of SOG.

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

As of September 30, 2017, and December 31, 2016, the Partnership had a net receivable from related parties of $6.7 million and $6.0 million, respectively, which are included in “Accounts receivable – related entities” in the condensed consolidated balance sheets. As of September 30, 2017, and December 31, 2016, the Partnership also had a net payable to related parties of $6.5 million and $7.0 million, respectively. The net receivables/payable as of September 30, 2017, and December 31, 2016 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation, development of gathering and transportation assets and obligations for general and administrative costs.

In July 2016, we acquired 50% of the outstanding membership interests in Carnero Gathering from SN Midstream for cash consideration of approximately $37.0 million, and the assumption of approximately $7.4 million of remaining capital commitments to Carnero Gathering.  In addition, the Partnership is required to pay SN Midstream a monthly earnout based on gas received from SN Catarina at Carnero Gathering’s receipt points, as well as gas delivered and processed at the Raptor Gas Processing Facility for other producers. The remaining 50% of the membership interests are owned by an affiliate of Targa. Carnero Gathering operates a gas gathering pipeline in the Western Eagle Ford in South Texas that interconnects with the Raptor Gas Processing Facility. The Partnership made capital contributions to Carnero Gathering totaling $8.4 million between July 5, 2016, and September 30, 2017. See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

In October 2016, the Partnership entered into a Purchase and Sale Agreement (the “Lease Option Purchase Agreement”) with Sanchez Energy and SN Terminal, LLC (“SNT”), pursuant to which SNT granted and conveyed to the Partnership an option to acquire a ground lease (the “Lease Option”) to which SNT is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas. The Partnership, Sanchez Energy and SNT entered into an agreement terminating the Lease Option on September 11, 2017.

In November 2016, in conjunction with our public offering of common units, the Partnership entered into a Common Unit Purchase Agreement with SN UR Holdings, LLC (the “Purchaser”), a wholly owned subsidiary of Sanchez Energy, whereby we issued to the Purchaser 2,272,727 common units for proceeds of approximately $25.0 million. See further discussion of the transaction in Note 3, “Acquisitions and Divestitures.”

In November 2016, we acquired 50% of the outstanding membership interests in Carnero Processing from SN Midstream for cash consideration of approximately $55.5 million and the assumption of approximately $24.5 million of remaining capital commitments to Carnero Processing.  The Partnership made capital contributions to Carnero Processing totaling $15.8 million between November 22, 2016 and September 30, 2017.  Also in November 2016, the Partnership consummated a Purchase and Sale Agreement with SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly owned subsidiary of Sanchez Energy, to purchase working interest in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas as well as escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas for approximately $24.2 million. See further discussion of the transactions in Note 3, “Acquisitions and Divestitures.”

On September 1, 2017, we entered into an agreement with SN Catarina to transport certain quantities of SN Catarins’s natural gas on a firm basis through the SECO Pipeline for $0.22 per MMBtu delivered on or after September 1, 2017. This agreement has an initial term of one month that expired on September 30, 2017, but continues month to month thereafter unless terminated by either party.

Sanchez Energy is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the Eagle Ford Shale in South Texas where it has assembled approximately 356,000 net acres.  The Chairman of the board of directors of our general partner, Antonio R. Sanchez, III, is Sanchez Energy’s Chief Executive Officer and a member of its board of directors. A member of the board of directors of our general partner, Eduardo A. Sanchez, is the President of Sanchez Energy. The President and Chief Operating Officer of our general partner, Patricio D. Sanchez, who is also a member of the board of directors of our general partner, is an Executive Vice President of Sanchez Energy. Antonio R. Sanchez, Jr., the father of Antonio R. Sanchez, III, Eduardo A. Sanchez, and Patricio D. Sanchez, is the Executive Chairman of the board of directors of Sanchez Energy. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Patricio D. Sanchez and Eduardo A. Sanchez beneficially own approximately 7.4%, 3.2%, 1.1% and 1.7%, respectively, of Sanchez Energy’s shares outstanding as of September 30, 2017. Sanchez Energy indirectly, through one of its wholly owned subsidiaries, beneficially owns approximately 15.4% of the outstanding common units of SNMP.

13. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for restricted common unit grants. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2016	219,144	$14.22
Granted	215,814	14.83
Vested	(46,583)	15.61
Returned/Cancelled	(3,333)	13.59
Outstanding at September 30, 2017	385,042	$14.40

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

As of September 30, 2017, 1,575,643 common units remain available for future issuance to participants under the LTIP.

14. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the nine months ended September 30, 2017, and the previous distributions.

	Distribution	Date of	Date of	Date of
Three Months Ended	Per Unit	Declaration	Record	Distribution
September 30, 2016	$0.4246	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016	$0.4310	February 9, 2017	February 20, 2017	February 28, 2017
March 31, 2017	$0.4375	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.4441	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.4508	November 7, 2017	November 20, 2017	November 30, 2017

The table below reflects the payment of distributions on Class B preferred units related to the nine months ended September 30, 2017, and the previous distributions.

	Distribution	Date of	Date of	Date of
Three Months Ended	Per Unit	Declaration	Record	Distribution
September 30, 2016	$0.4500	October 31, 2016	November 10, 2016	November 30, 2016
December 31, 2016 (a)	$0.2258	February 9, 2017	February 20, 2017	February 28, 2017
March 31, 2017 (b)	$0.2258	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.28225	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.28225	November 7, 2017	November 20, 2017	November 30, 2017
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

15. PARTNERS’ CAPITAL

Outstanding Units

As of September 30, 2017, we had 31,000,887 Class B Preferred Units outstanding, and 14,773,192 common units outstanding.

Common Unit Issuances

In connection with providing services under the Services Agreement for the first and second quarters of 2017, the Partnership issued 139,110 and 170,497 common units, respectively, to SP Holdings, LLC on June 30, 2017 and August 31, 2017, respectively. In connection with providing services under the Services Agreement for the third and fourth quarters of 2016, the Partnership issued 170,750 and 154,737 common units, respectively, to SP Holdings, LLC on March 6, 2017. See Note 12, “Related Party Transactions” for additional information related to the Services Agreement.

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

The Class B Preferred Units are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following (in thousands):

	September 30,	December 31,
	2017	2016
Mezzanine equity beginning balance	$342,991	$172,111
Discount	—	(87)
Amortization of discount	1,300	23,477
Distributions	27,125	39,375
Distributions paid	(28,000)	(37,168)
Transfer embedded derivative to Class B	—	145,283
Total mezzanine equity	$343,416	$342,991

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

Our general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  The following table presents the weighted average basic and diluted units outstanding for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common units - Basic	14,313,999	3,998,209	13,888,057	3,556,675
Weighted Common units - Basic	14,313,999	3,998,209	13,888,057	3,556,675

Common units - Diluted	14,313,999	23,771,370	13,888,057	3,556,675
Weighted Common units - Diluted	14,313,999	23,771,370	13,888,057	3,556,675

At September 30, 2017, we had 385,042 common units that were restricted unvested common units granted and outstanding.  No losses were allocated to participating restricted unvested units because such securities do not have a contractual obligation to share in the Partnership’s losses.

The following table presents our basic and diluted loss per unit for the three months ended September 30, 2017 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net loss to be allocated	$(5,442)	$(5,442)

Basic and diluted loss per unit		$(0.38)

The following table presents our basic and diluted loss per unit for the three months ended September 30, 2016 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed income to be allocated	$9,949	$9,949

Basic earnings per unit		$2.49

Assumed income to be allocated	$28,807	$28,807

Diluted earnings per unit		$1.21

The following table presents our basic and diluted loss per unit for the nine months ended September 30, 2017 (in thousands, except for per unit amounts):

	Total	Common Units

Assumed net loss to be allocated	$(31,754)	$(31,754)

Basic and diluted loss per unit		$(2.29)

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

The following tables set forth our segment information for the periods indicated (in thousands):

	Three Months Ended September 30, 2017
	Production	Midstream	Total
Operating revenues
Natural gas sales	$787	$—	$787
Oil sales	3,061	—	3,061
Natural gas liquids sales	514	—	514
Gathering and transportation sales	—	14,234	14,234
Total operating revenues	4,362	14,234	18,596

Operating expenses:
Lease operating expenses	1,585	150	1,735
Transportation operating expenses	—	2,661	2,661
Production taxes	340	—	340
General and administrative	4,199	1,415	5,614
Unit-based compensation expense	631	—	631
Gain on sale of assets	(2,546)	—	(2,546)
Depreciation, depletion and amortization	1,756	5,143	6,899
Accretion expense	80	69	149
Total operating expenses	6,045	9,438	15,483

Operating income (loss)	$(1,683)	$4,796	$3,113

	Three Months Ended September 30, 2016
	Production	Midstream	Total
Operating revenues
Natural gas sales	$4,434	$—	$4,434
Oil sales	2,159	—	2,159
Natural gas liquids sales	264	—	264
Gathering and transportation sales	—	12,997	12,997
Total operating revenues	6,857	12,997	19,854

Operating expenses:
Lease operating expenses	2,650	117	2,767
Transportation operating expenses	—	3,111	3,111
Cost of sales	99	—	99
Production taxes	290	—	290
General and administrative	4,778	1,508	6,286
Unit-based compensation expense	90	—	90
Loss on sale of assets	219	—	219
Depreciation, depletion and amortization	2,411	5,096	7,507
Accretion expense	207	64	271
Total operating expenses	10,744	9,896	20,640

Operating income (loss)	$(3,887)	$3,101	$(786)

	Nine Months Ended September 30, 2017
	Production	Midstream	Total
Operating revenues
Natural gas sales	$5,818	$—	$5,818
Oil sales	22,520	—	22,520
Natural gas liquids sales	1,473	—	1,473
Gathering and transportation sales	—	39,621	39,621
Total operating revenues	29,811	39,621	69,432

Operating expenses:
Lease operating expenses	9,957	642	10,599
Transportation operating expenses	—	8,989	8,989
Cost of sales	77	—	77
Production taxes	1,166	—	1,166
General and administrative	13,195	4,381	17,576
Unit compensation expense	1,951	—	1,951
Gain on sale of assets	(2,546)	—	(2,546)
Depreciation, depletion and amortization	7,961	20,056	28,017
Asset impairments	4,688	—	4,688
Accretion expense	444	203	647
Total operating expenses	36,893	34,271	71,164

Operating income (loss)	$(7,082)	$5,350	$(1,732)

	Nine Months Ended September 30, 2016
	Production	Midstream	Total
Operating revenues
Natural gas sales	$8,709	$—	$8,709
Oil sales	4,746	—	4,746
Natural gas liquids sales	784	—	784
Gathering and transportation sales	—	41,130	41,130
Total operating revenues	14,239	41,130	55,369

Operating expenses:
Lease operating expenses	11,430	488	11,918
Transportation operating expenses	—	9,179	9,179
Cost of sales	292	—	292
Production taxes	837	—	837
General and administrative	12,762	4,221	16,983
Unit-based compensation expense	1,619	—	1,619
Loss on sale of assets	219	—	219
Depreciation, depletion and amortization	5,560	15,264	20,824
Asset impairments	1,309	—	1,309
Accretion expense	714	187	901
Total operating expenses	34,742	29,339	64,081

Operating income (loss)	$(20,503)	$11,791	$(8,712)

The following table summarizes the total assets by operating segment as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Segment Assets
Production	$189,374	$207,219
Midstream	344,310	332,486
Total assets	$533,684	$539,705

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

As of September 30, 2017, the Partnership had invested approximately $45.9 million in Carnero Gathering. As of September 30, 2017, no debt has been incurred by Carnero Gathering. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

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

Similar to the Partnership’s investment in Carnero Gathering, the Partnership’s investment in Carnero Processing represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Processing joint venture is limited to the capital investment of approximately $80.4 million.

As of September 30, 2017, the Partnership had invested approximately $71.8 million in Carnero Processing. As of September 30, 2017, no debt has been incurred by Carnero Processing. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Capital investments	$117,699	$107,320
Earnings in equity investments	6,800	2,301
Distributions received	(8,245)	(2,950)
Estimated earnout accrued	4,049	4,270
Equity in equity investments	$120,303	$110,941

	September 30,	December 31,
	2017	2016
Equity in equity investments	$120,303	$110,941
Guarantees of capital investments	8,247	17,584
Maximum exposure to loss	$128,550	$128,525

18. SUBSEQUENT EVENTS

On November 7, 2017, the board of directors of our general partner declared a third quarter 2017 cash distribution on the Partnership’s common units of $0.4508 per unit ($1.8032 per unit annualized) payable on November 30, 2017 to holders of record on November 20, 2017. The Partnership also declared a third quarter distribution on the Class B preferred units and elected to pay the distribution in cash. Accordingly, the Partnership declared a cash distribution of $0.28225 per Class B preferred unit payable on November 30, 2017 to holders of record on November 20, 2017.

On November 13, 2017, we closed the Texas Production Divestiture pursuant to which we sold certain non-operated production assets located in Texas for cash consideration of approximately $6.3 million. In addition, the buyer assumed all obligations relating to the assets arising after the effective time.

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

Overview

Sanchez Midstream Partners LP, a Delaware limited partnership, (together with our consolidated subsidiaries, “SNMP,” “we,” “us,” “our” or the “Partnership”) (formerly Sanchez Production Partners LP), is a growth oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and production assets in North America. We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC (the “Manager”), the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. Our common units are currently listed on the NYSE American under the symbol “SNMP,” and were traded under the symbol “SPP” prior to our recent name change.

Historically, our operations have consisted of the production of proved reserves located in the Cherokee Basin in Oklahoma and Kansas, the Woodford Shale in the Arkoma Basin in Oklahoma, the Central Kansas Uplift in Kansas, the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.  In October 2015, we consummated the acquisition of midstream assets in the Eagle Ford Shale from Sanchez Energy Corporation (“Sanchez Energy”) and entered into a 15-year gathering and processing agreement with Sanchez Energy.  We also commenced a process to sell our production assets in the Mid-Continent region. In July 2016, we sold a portion of our production assets in the Mid-Continent region and acquired a 50% equity interest in Carnero Gathering. In November 2016, we completed a public offering of approximately 6,745,107 common units (which includes exercise of the underwriters’ option to purchase 194,305 common units) for net proceeds of approximately $69.7 million, after deducting customary offering expenses.  Concurrent with the public offering, we completed a private placement of 2,272,727 common units representing limited partner interests for net proceeds of approximately $25.0 million.  The combined proceeds were used to close the acquisition of a 50% equity interest in Carnero Processing, and the acquisition of working interest in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas and escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas. In July 2017, we sold our equity interests in the entities that owned our remaining operated Oklahoma production assets for cash consideration of $5.5 million, subject to customary post-closing adjustments, and assumption by the buyer of certain plugging and abandonment costs. In August 2017, we completed construction of the SECO Pipeline, a natural gas pipeline with 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas. On October 12, 2017, we signed a purchase and sale agreement to sell certain oil and natural gas properties in Texas (the “Texas Production Divestiture”).

How We Evaluate our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on gathering and transportation systems;
•	our operating expenses; and
•	our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “—Non-GAAP Financial Measures–Adjusted EBITDA”).

Throughput Volumes

Upon the acquisition of Western Catarina Midstream, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within the dedicated areas in order to maintain or increase throughput volumes on the Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Sanchez Energy on the acreage dedicated to the Western Catarina Midstream, our ability to secure volumes from Sanchez Energy from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the SECO Pipeline was completed in August 2017 and throughput volumes are dependent on gas processed at the Raptor Gas Processing Facility and demand for dry gas in markets in South Texas. Gas is currently being transported through the SECO Pipeline under a month-

to-month agreement. Future throughput volumes on the pipeline are dependent on the continuation of the month-to-month agreement or execution of a new agreement.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$3,771	$28,807	$(3,329)	$32,132
Adjusted by:
Interest expense, net	2,215	1,543	5,994	3,545
Depreciation, depletion and amortization	6,899	7,507	28,017	20,824
Asset impairments	—	—	4,688	1,309
Accretion expense	149	271	647	901
(Gain) loss on sale of assets	(2,546)	219	(2,546)	219
Unit-based compensation expense	631	90	2,648	1,619
Unit-based asset management fees	2,103	1,991	6,478	4,903
Distributions in excess of equity earnings	517	1,094	2,288	1,094
Loss on mark-to-market activities	7,000	6,538	1,173	22,852
Commodity derivatives settled early	(3,602)	(3,197)	(3,602)	(3,197)
Gain on embedded derivatives	—	(30,012)	—	(43,204)
Acquisition and divestiture costs	614	—	1,167	—
Adjusted EBITDA	$17,751	$14,851	$43,623	$42,997

Significant Operational Factors

•

Throughput. During the three months ended September 30, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 10.7 MBbls/d of crude oil, 162.5 MMcf/d of natural gas and 16.6 MBbls/d of water. During the three months ended September 30, 2016, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 12.1 MBbls/d of crude oil, 175.6 MMcf/d of natural gas and an insignificant amount of water. During the nine months ended September 30, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.2 MBbls/d of crude oil, 161.3 MMcf/d of natural gas and 11.2 MBbls/d of water. During the nine months ended September 30, 2016, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 13.4 MBbls/d of crude oil, 185.5 MMcf/d of natural gas and an insignificant amount of water. There was an insignificant amount of natural gas that was transported through the SECO pipeline during the three months ended September 30, 2017.

•

Production. Our production for the three months ended September 30, 2017, was 188 MBOE, or an average of 2,043 BOE per day, compared with approximately 264 MBOE, or an average of 2,870 BOE per day, for the three months ended September 30, 2016.  Our production for the nine months ended September 30, 2017, was 788 MBOE, or an average of 2,886 BOE per day, compared with approximately 871 MBOE, or an average of 3,179 BOE per day, for the nine months ended September 30, 2016.

•

Capital Expenditures. For the three months ended September 30, 2017, we spent approximately $7.5 million in capital expenditures, consisting of $7.3 million related to the development of the SECO Pipeline and $0.2 million related to the development of Western Catarina Midstream. For the three months ended September 30, 2016, we spent approximately $0.3 million in capital expenditures, related to the development of Western Catarina Midstream. For the nine months ended September 30, 2017, we spent approximately $31.5 million in capital expenditures, consisting of $29.0 million related to the development of the SECO Pipeline and $2.5 million related to the development of Western Catarina Midstream. For the nine months ended September 30, 2016, we spent approximately $2.7 million in capital expenditures, consisting of $2.1 million related to the development of Western Catarina Midstream, and $0.6 million related to the development of oil and natural gas properties in the Palmetto Field in Gonzales County.  These expenditures were funded with cash on hand and borrowings under our Credit Agreement.

•

Hedging Activities. For the three months ended September 30, 2017, the non-cash mark-to-market loss for our commodity derivatives was approximately $7.0 million, compared to a loss of $6.5 million for the same period in 2016.  For the nine months ended September 30, 2017, the non-cash mark-to-market loss for our commodity derivatives was approximately $1.2 million, compared to a loss of $22.9 million for the same period in 2016.

Recent Developments

On November 7, 2017, the board of directors of our general partner declared a third quarter 2017 cash distribution on the Partnership’s common units of $0.4508 per unit ($1.8032 per unit annualized) payable on November 30, 2017 to holders of record on November 20, 2017.  The Partnership also declared a third quarter distribution on the Class B preferred units and elected to pay the distribution in cash. Accordingly, the Partnership declared a cash distribution of $0.28225 per Class B preferred unit payable on November 30, 2017 to holders of record on November 20, 2017.

On November 13, 2017, we closed the Texas Production Divestiture pursuant to which we sold certain non-operated production assets in Texas for cash consideration of approximately $6.3 million. In addition, the buyer assumed all obligations relating to the assets arising after the October 1, 2017 effective time.

 Results of Operations by Segment

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2017	2016	Variance
Revenues:
Gathering and transportation sales	$14,234	$12,997	$1,237	10%
Total gathering and transportation sales	14,234	12,997	1,237	10%
Operating expenses:
Lease operating expenses	150	117	33	28%
Transportation operating expenses	2,661	3,111	(450)	(14)%
General and administrative	1,415	1,508	(93)	(6)%
Depreciation and amortization expense	5,143	5,096	47	1%
Accretion expense	69	64	5	8%
Total operating expenses	9,438	9,896	(458)	(5)%
Operating income	$4,796	$3,101	$1,695	55%

Gathering and transportation sales.  We consummated the acquisition of Western Catarina Midstream from Sanchez Energy and entered into the related gathering and processing agreement with Sanchez Energy in October 2015. On June 30, 2017, the gathering and processing agreement with Sanchez Energy was amended to add an incremental infrastructure fee to be paid by SN Catarina based on water that is delivered through the gathering system through March 31, 2018. During the three months ended September 30, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 10.7 MBbls/d of crude oil, 162.5 MMcf/d of natural gas and 16.6 MBbls/d of water. During the three months ended September 30, 2016, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 12.1 MBbls/d of crude oil, 175.6 MMcf/d of natural gas and an insignificant amount of water. The decrease in throughput was driven by a decrease in Sanchez Energy’s Catarina production by 262 MBoe over the three months ended September 30, 2017 compared to the same period in 2016.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, remained flat for the three months ended  September 30, 2017 and 2016.

Transportation operating expenses.   Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expenses decreased $0.4 million, to $2.7 million for the three months ended September 30, 2017, compared to $3.1 million during the same period in 2016 which was due to fewer repairs and maintenance on our midstream assets.

General and administrative expenses.    General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. Our general and administrative expenses remained flat for the three months ended September 30, 2017 and 2016.

Depreciation and amortization expense.    Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense for the three months ended September 30, 2017 and 2016 remained flat at $5.1 million.

Production Operating Results

The following tables sets forth the selected financial and operating data for the periods indicated (dollars and net production in thousands, except for average sales and costs):

	For the Three Months Ended
	September 30,
	2017	2016	Variance
Revenues:
Natural gas sales at market price	$1,007	$2,781	$(1,774)	(64)%
Natural gas hedge settlements	1,327	1,988	(661)	(33)%
Natural gas mark-to-market activities	(1,555)	116	(1,671)	NM (a)
Natural gas total	779	4,885	(4,106)	(84)%
Oil sales at market price	4,517	3,192	1,325	42%
Oil hedge settlements	3,989	5,621	(1,632)	(29)%
Oil mark-to-market activities	(5,445)	(6,654)	1,209	18%
Oil total	3,061	2,159	902	42%
Natural gas liquids sales	514	264	250	95%
Miscellaneous expense	8	(451)	459	NM (a)
Total revenues	4,362	6,857	(2,495)	(36)%
Operating expenses:
Lease operating expenses	1,585	2,650	(1,065)	(40)%
Cost of sales	—	99	(99)	(100)%
Production taxes	340	290	50	17%
General and administrative	4,199	4,778	(579)	(12)%
Unit-based compensation expense	631	90	541	NM (a)
(Gain) loss on sale of assets	(2,546)	219	(2,765)	NM (a)
Depreciation, depletion and amortization	1,756	2,411	(655)	(27)%
Accretion expense	80	207	(127)	(61)%
Total operating expenses	6,045	10,744	(4,699)	(44)%
Operating loss	$(1,683)	$(3,887)	$2,204	57%

(a)	Variances deemed to be Not Meaningful “NM.”

	For the Three Months Ended
	September 30,
	2017	2016	Variance
Net production:
Natural gas production (MMcf)	399	1,024	(625)	(61)%
Oil production (MBbl)	96	73	23	32%
Natural gas liquids production (MBbl)	25	20	5	25%
Total production (MBOE)	188	264	(76)	(29)%
Average daily production (BOE/d)	2,043	2,870	(827)	(29)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$5.85	$4.66	$1.19	26%
Natural gas price per Mcf without hedge settlements	$2.52	$2.72	$(0.20)	(7)%
Oil price per Bbl with hedge settlements	$88.60	$120.73	$(32.13)	(27)%
Oil price per Bbl without hedge settlements	$47.05	$43.73	$3.32	8%
Liquid price per Bbl without hedge settlements	$20.56	$13.20	$7.36	56%
Total price per BOE with hedge settlements	$60.39	$52.45	$7.94	15%
Total price per BOE without hedge settlements	$32.12	$23.63	$8.49	36%
Average unit costs per BOE:
Field operating expenses(a)	$10.24	$11.14	$(0.90)	(8)%
Lease operating expenses	$8.43	$10.04	$(1.61)	(16)%
Production taxes	$1.81	$1.10	$0.71	65%
General and administrative expenses	$25.69	$18.44	$7.25	39%
General and administrative expenses without unit-based compensation	$22.34	$18.10	$4.24	23%
Depreciation, depletion and amortization	$9.34	$9.13	$0.21	2%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the three months ended September 30, 2017, 51% of our production was oil, 13% was NGLs and 36% was natural gas as compared to the three months ended September 30, 2016, where 28% of our production was oil, 7% was NGLs and 65% was natural gas. The production mix between the periods has shifted to a higher oil production in the current period as a result of recent asset divestitures. We expect natural gas production to decrease further as a percentage of total production due to the sale of our equity interests in the entities that owned our remaining Oklahoma production assets in a transaction that closed in July 2017. Additional natural gas production declines are anticipated due to the expected sale of non-operated production assets located in Texas. Combined production has decreased by 76 MBoe for the three months ended September 30, 2017, primarily due to the sale of our remaining operated production assets in Oklahoma (the “Oklahoma Production Divestiture”), partially offset by the Production Acquisition.

Oil, NGL and natural gas sales. Unhedged oil sales increased $1.3 million, or 42%, to $4.5 million for the three months ended September 30, 2017, compared to $3.2 million for the same period in 2016. NGL sales increased $0.2 million, or 95%, to $0.5 million for the three months ended September 30, 2017, compared to $0.3 million for the same period in 2016. Unhedged natural gas sales decreased $1.8 million, or 64%, to $1.0 million for the three months ended September 30, 2017, compared to $2.8 million for the same period in 2016. Total increase in oil, NGL and natural gas sales for the three months ended September 30, 2017 was primarily the result of increased production from the Production Acquisition and higher market prices, partially offset by our Oklahoma Production Divestiture.

Including hedges and mark-to-market activities, our total revenue decreased $2.5 million for the three months ended September 30, 2017, compared to the same period in 2016. This decrease was primarily the result of a $2.3 million decrease in settlements on oil and natural gas derivatives.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended September 30, 2017 to the three months ended September 30, 2016 (dollars in thousands, except average sales price):

	Q3 2017	Q3 2016	Production	Q3 2016	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (Mcf)	399	1,024	(625)	$2.72	$(1,700)
Oil (MBbl)	96	73	23	$43.73	$1,005
Natural gas liquids (MBbl)	25	20	5	$13.20	$66
Total oil equivalent (MBoe)	188	264	(76)	$23.63	$(629)

	Q3 2017	Q3 2016			Revenue
	Average	Average	Average Sales	Q3 2017	Increase/(Decrease)
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (Mcf)	$2.52	$2.72	$(0.20)	399	$(80)
Oil (MBbl)	$47.05	$43.73	$3.32	96	$319
Natural gas liquids (MBbl)	$20.56	$13.20	$7.36	25	$184
Total oil equivalent (MBoe)	$32.12	$23.63	$8.49	188	$423

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended September 30, 2017 by $0.6 million.

Hedging activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended September 30, 2017, the non-cash mark-to-market loss was $7.0 million, compared to a loss of $6.6 million for the same period in 2016. The 2017 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivatives (inclusive of net cash of $3.6 million received in conjunction with hedge repositioning during the quarter and settlements receivable) were $5.3 million for the three months ended September 30, 2017, compared to $7.6 million for the three months ended September 30, 2016.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $1.1 million, or 40%, to $1.6 million for the three months ended September 30, 2017, compared to $2.7 million during the same period in 2016. On a per unit basis, lease operating expenses were $8.43 per BOE, for the three months ended September 30, 2017, and $10.04 per BOE for the same period in 2016. The decreased lease operating expenses per BOE for the comparative periods were primarily the result of the divestiture of our Oklahoma assets.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit compensation expense, remained flat for the three months ended September 30, 2017 and 2016.

Our general and administrative expenses were $25.69 per BOE for the three months ended September 30, 2017, compared to $18.44 per BOE for the same period in 2016. Excluding unit-based compensation, our general and administrative costs were $22.34 per BOE for the three months ended September 30, 2017, compared to $18.10 per BOE for the same period in 2016. This increase resulted from an increase of $0.1 million in asset management fees as well as a decrease of 76 BOE in total production.

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

Our depreciation, depletion and amortization expense for the three months ended September 30, 2017 was $1.8 million, or $9.34 per BOE, compared to $2.4 million, or $9.13 per BOE, for the same period in 2016. This decrease in the per BOE expense is primarily the result of the Production Acquisition offset by the Oklahoma Production Divestiture. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the three months ended September 30, 2017 and 2016, we recorded no impairment charges.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016	Variance
Revenues:
Gathering and transportation sales	$39,621	$41,130	$(1,509)	(4)%
Total gathering and transportation sales	39,621	41,130	(1,509)	(4)%
Operating expenses:
Lease operating expenses	642	488	154	32%
Transportation operating expenses	8,989	9,179	(190)	(2)%
General and administrative	4,381	4,221	160	4%
Depreciation and amortization expense	20,056	15,264	4,792	31%
Accretion expense	203	187	16	9%
Total operating expenses	34,271	29,339	4,932	17%
Operating income	$5,350	$11,791	$(6,441)	(55)%

Gathering and transportation sales.  We consummated the acquisition of Western Catarina Midstream from Sanchez Energy and entered into the related gathering and processing agreement with Sanchez Energy in October 2015. On June 30, 2017, the gathering and processing agreement with Sanchez Energy was amended to add an incremental infrastructure fee to be paid by SN Catarina based on water that is delivered through the gathering system through March 31, 2018. During the nine months ended September 30, 2017, Sanchez Energy transported average daily production through the gathering system of approximately 11.2 MBbls/d of crude oil, 161.3 MMcf/d of natural gas and 11.2 MBbls/d of water. During the nine months ended September 30, 2016, Sanchez Energy transported average daily production through the gathering system of approximately 13.4 MBbls/d of crude oil, 185.5 MMcf/d of natural gas and an insignificant amount of water. The decrease in throughput was driven by a decrease in Sanchez Energy’s Catarina production by 1,743 MBoe over the nine months ended September 30, 2017 compared to the same period in 2016.

Lease operating expense.   Lease operating expenses, which include ad valorem taxes, increased $0.1 million, to $0.6 million for the nine months ended September 30, 2017, compared to $0.5 million during the same period in 2016. This increase was a result of a crank shaft failure at a central processing facility.

Transportation operating expenses.   Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expenses remained flat for the nine months ended September 30, 2017 and 2016.

General and administrative expenses.    General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. Our general and administrative expenses remained flat for the nine months ended September 30, 2017 and 2016.

Depreciation and amortization expense    Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $20.1 million and $15.3 million, respectively.  The increase was a result of revised useful lives used to depreciate the Western Catarina Midstream engines.

Production Operating Results

The following tables sets forth the selected financial and operating data for the periods indicated (dollars and net production in thousands, except for average sales and costs):

	For the Nine Months Ended
	September 30,
	2017	2016	Variance
Revenues:
Natural gas sales at market price	$5,413	$7,289	$(1,876)	(26)%
Natural gas hedge settlements	2,624	6,514	(3,890)	(60)%
Natural gas mark-to-market activities	(2,127)	(4,578)	2,451	54%
Natural gas total	5,910	9,225	(3,315)	(36)%
Oil sales at market price	15,433	9,347	6,086	65%
Oil hedge settlements	6,133	13,673	(7,540)	(55)%
Oil mark-to-market activities	954	(18,274)	19,228	NM (a)
Oil total	22,520	4,746	17,774	NM (a)
Natural gas liquid sales	1,473	784	689	88%
Miscellaneous expense	(92)	(516)	424	82%
Total revenues	29,811	14,239	15,572	NM (a)
Operating expenses:
Lease operating expenses	9,957	11,430	(1,473)	(13)%
Cost of sales	77	292	(215)	(74)%
Production taxes	1,166	837	329	39%
General and administrative	13,195	12,762	433	3%
Unit-based compensation expense	1,951	1,619	332	21%
(Gain) loss on sale of assets	(2,546)	219	(2,765)	NM (a)
Depreciation, depletion and amortization	7,961	5,560	2,401	43%
Asset impairments	4,688	1,309	3,379	NM (a)
Accretion expense	444	714	(270)	(38)%
Total operating expenses	36,893	34,742	2,151	6%
Operating loss	$(7,082)	$(20,503)	$13,421	65%

(a)	Variances deemed to be Not Meaningful “NM.”

	For the Nine Months Ended
	September 30,
	2017	2016	Variance
Net production:
Natural gas production (Mcf)	2,302	3,405	(1,103)	(32)%
Oil production (MBbl)	326	242	84	35%
Natural gas liquids production (MBbl)	78	61	17	28%
Total production (MBoe)	788	871	(83)	(10)%
Average daily production (Boe/d)	2,886	3,179	(293)	(9)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$3.49	$4.05	$(0.56)	(14)%
Natural gas price per Mcf without hedge settlements	$2.35	$2.14	$0.21	10%
Oil price per Bbl with hedge settlements	$66.15	$95.12	$(28.97)	(30)%
Oil price per Bbl without hedge settlements	$47.34	$38.62	$8.72	23%
Liquid price per Bbl without hedge settlements	$18.88	$12.85	$6.03	47%
Total price per Boe with hedge settlements	$39.44	$43.18	$(3.74)	(9)%
Total price per Boe without hedge settlements	$28.32	$20.00	$8.32	42%
Average unit costs per Boe:
Field operating expenses (a)	$14.12	$14.08	$0.04	0%
Lease operating expenses	$12.64	$13.12	$(0.48)	(4)%
Production taxes	$1.48	$0.96	$0.52	54%
General and administrative expenses	$19.22	$16.51	$2.71	16%
General and administrative expenses without unit-based compensation	$16.74	$14.65	$2.09	14%
Depreciation, depletion and amortization	$10.10	$6.38	$3.72	58%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the nine months ended September 30, 2017, 41% of our production was oil, 10% was NGLs and 49% was natural gas as compared to the nine months ended September 30, 2016, where 28% of our production was oil, 7% was NGLs and 65% was natural gas. The production mix between the periods has shifted to a higher oil production in the current period as a result of recent asset divestitures. We expect natural gas production to decrease further as a percentage of total production due to the sale of our equity interests in the entities that owned our remaining operated Oklahoma production assets in a transaction that closed in July 2017. Additional natural gas production declines are expected due to the pending sale of  certain non-operated production assets located in Texas. Combined production has decreased by 83 MBoe for the nine months ended September 30, 2017, primarily due to the Mid-Continent and Oklahoma Production Divestiture, partially offset by the Production Acquisition.

Oil, NGL and natural gas sales. Unhedged oil sales increased $6.1 million, or 65%, to $15.4 million for the nine months ended September 30, 2017, compared to $9.3 million for the same period in 2016. NGL sales increased $0.7 million, or 88%, to $1.5 million for the nine months ended September 30, 2017, compared to $0.8 million for the same period in 2016. Unhedged natural gas sales decreased $1.9 million, or 26%, to $5.4 million for the nine months ended September 30, 2017, compared to $7.3 million for the same period in 2016. Total increase in oil, NGL and natural gas sales for the nine months ended September 30, 2017 was primarily the result of increased production from the Production Acquisition and higher market prices, partially offset by our Mid-Continent and Oklahoma Production Divestiture.

Including hedges and mark-to-market activities, our total revenue increased $15.6 million for the nine months ended September 30, 2017, compared to the same period in 2016. This increase was primarily the result of a $21.6 million increase in gains on mark-to-market activities plus a $6.1 million increase in oil sales, partially offset by a $11.4 million decrease in settlements on oil and natural derivatives.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the nine months ended September 30, 2017 to the nine months ended September 30, 2016 (dollars in thousands, except average sales price):

	2017	2016	Production	2016	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (Mcf)	2,302	3,405	(1,103)	$2.14	$(2,360)
Oil (MBbl)	326	242	84	$38.62	$3,244
Natural gas liquids (MBbl)	78	61	17	$12.85	$218
Total oil equivalent (MBoe)	788	871	(83)	$20.00	$1,102

	2017	2016	Average		Revenue
	Average	Average	Sales Price	2017	Increase/(Decrease)
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (Mcf)	$2.35	$2.14	$0.21	2,302	$483
Oil (MBbl)	$47.34	$38.62	$8.72	326	$2,843
Natural gas liquids (MBbl)	$18.88	$12.85	$6.03	78	$470
Total oil equivalent (MBoe)	$28.32	$20.00	$8.32	788	$3,796

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the nine months ended September 30, 2017 by $2.2 million.

Hedging activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the nine months ended September 30, 2017, the non-cash mark-to-market loss was $1.1 million, compared to a loss of $22.9 million for the same period in 2016. The 2017 non-cash gain resulted from higher future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivatives (inclusive of net cash of $3.6 million received in conjunction with hedge repositioning during the quarter and settlements receivable) were $8.7 million for the nine months ended September 30, 2017, compared to $20.2 million for the nine months ended September 30, 2016.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $1.4 million, or 13%, to $10.0 million for the nine months ended September 30, 2017, compared to $11.4 million during the same period in 2016. On a per unit basis, lease operating expenses were $12.64 per BOE, for the nine months ended September 30, 2017, and $13.12 per BOE for the same period in 2016. The decreased lease operating expenses per BOE for the comparative periods were primarily the result of our Mid-Continent and Oklahoma Production divestiture.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by the Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit compensation expense, increased 6% to $15.2 million for the nine months ended September 30, 2017, compared to $14.4 million for the same period in 2016. This increase was primarily driven by an increase in asset management fees of $1.6 million.

Our general and administrative expenses were $19.22 per BOE for the nine months ended September 30, 2017, compared to $16.51 per BOE for the same period in 2016. Excluding unit-based compensation, our general and administrative costs were $16.74 per BOE for the nine months ended September 30, 2017, compared to $14.65 per BOE for the same period in 2016. This increase resulted from increased asset management fees noted above.

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

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2017 was $8.0 million, or $10.10 per BOE, compared to $5.6 million, or $6.38 per BOE, for the same period in 2016. The increase in the per BOE expense is primarily the result of the Mid-Continent and Oklahoma Production Divestiture and a reduction in proved reserves due to changes in our development plans. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the nine months ended September 30, 2017, we recorded non-cash charges of $4.7 million, to impair certain of our producing oil and natural gas properties in Texas acquired as part of the Production Acquisition. During the same period in 2016, we recorded non-cash charges of $1.3 million to impair the value of our oil and natural gas fields located in Texas and Louisiana. The impairment expense recorded during the nine months ended September 30, 2017 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $0.4 million in cash and cash equivalents and $11.0 million available for borrowing under the Credit Agreement in effect on such date. During the three months ended September 30, 2017, we paid approximately $2.0 million in cash for interest on borrowings under our Credit Agreement and approximately $20 thousand in cash for the commitment fee on undrawn commitments. For the nine months ended September 30, 2017, we paid approximately $5.4 million in cash for interest on borrowings under our Credit Agreement and approximately $100 thousand in cash for the commitment fee on undrawn commitments.

Our capital expenditures during the three and nine months ended September 30, 2017 were funded with cash on hand and borrowings under our Credit Agreement.  In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties. Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of September 30, 2017, the borrowing base under the Credit Agreement was $215.6 million, with an elected commitment amount of $200.0 million.

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

At September 30, 2017, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of September 30, 2017, the elected commitment amount under our Credit Agreement was set at $200.0 million and we had $189.0 million of debt outstanding under the facility, leaving us with $11.0 million in unused borrowing capacity. Our Credit Agreement matures on March 31, 2020.

Open Commodity Hedge Position

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties. In 2016, we restructured a portion of our commodity derivative portfolio by liquidating “in-the-money” crude oil and natural gas derivatives settling in fourth quarter 2016 and using the proceeds from the sale liquidation to enhance the fixed price on natural gas derivatives to be settled in 2017.  Cash settlement receipts of approximately $3.2 million from the termination of the crude oil and natural gas derivatives were applied as premiums for the enhanced natural gas derivatives in 2016. In August 2017, we repositioned certain of our crude oil and natural gas hedges in anticipation of the sale of the Texas Production Assets and, in the process, received $3.6 million in net cash from the counterparties on those hedges.

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

The following tables as of September 30, 2017, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price	(Bbls)	Price
2017	—	$—	—	$—	—	$—	64,568	$59.83	64,568	$59.83
2018	70,600	$59.63	66,432	$59.71	62,840	$59.78	59,704	$59.84	259,576	$59.74
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									758,656

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	March 31,		June 30,		September 30,		December 31,		Total
	Volume	Average	Volume	Average	Volume	Average	Volume	Average	Volume	Average
	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price	(MMBtu)	Price
2017	—	$—	—	$—	—	$—	124,160	$3.79	124,160	$3.79
2018	132,088	$3.00	126,600	$3.00	121,600	$3.00	117,040	$3.00	497,328	$3.00
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									1,480,136

Net Cash Provided by Operations

We had net cash flows provided by operating activities for the nine months ended September 30, 2017 of $36.6 million, compared to net cash flow provided by operating activities of $30.8 million for the same period in 2016. This increase was primarily related to the impact of higher average commodity prices between the periods resulting in an increase of $4.9 million, as well as return from equity investment greater than equity earnings for the period of $0.9 million.

Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through Western Catarina Midstream, volatility of oil and natural gas prices and our level of production of oil and natural gas. Oil and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future operating cash flows will depend on oil and natural gas transported through Western Catarina Midstream, as well as the market prices of oil and natural gas and our hedging program.

Net Cash Used in Investing Activities

We had net cash flows used in investing activities for the nine months ended September 30, 2017 of $32.6 million, consisting of $30.3 million related to midstream activities, including pipeline construction, and contributions to Carnero Processing and Carnero Gathering totaling $10.5 million.  These outflows were offset by $7.0 million related to proceeds from sales of oil and natural gas properties and final settlement of the Production Acquisition.

We had net cash flows used in investing activities for the nine months ended September 30, 2016 of $42.7 million, consisting of $40.0 million related to midstream activities, including pipeline construction and contributions to Carnero Processing and Carnero Gathering, and $2.7 million related to the development of oil and natural gas properties in the Palmetto Field in Gonzales County.

Net Cash Provided by (Used in) Financing Activities

Net cash flows used in financing activities was $4.6 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we had borrowings under our Credit Agreement of $45.5 million and proceeds from issuance of common units of $1.3 million. We distributed $22.8 million and $18.5 million to Class B preferred unit holders and common unit holders, respectively, during the same period.  Additionally, we paid $0.6 million in offering costs and repaid $9.5 million of borrowings.

Net cash flows provided by financing activities was $5.9 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we had borrowings under our Credit Agreement of $39.0 million. We distributed $24.9 million and $4.8 million to Class B preferred unit holders and common unit holders, respectively, during the same period. As part of our unit repurchase program, we used $2.9 million to repurchase and cancel 242,500 common units. Additionally, we paid $0.2 million in offering costs and $0.1 million related to units tendered by employees for tax withholding.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through September 30, 2017, we have not suffered any significant losses with our counterparties as a result of non-performance.

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

As of September 30, 2017, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 28, 2017. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2017 (the Evaluation Date). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in SNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, SNMP’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with providing services under the Services Agreement for the second quarter 2017, the Partnership issued 170,497 common units to SP Holdings, LLC on August 31, 2017. See Note 12, “Related Party Transactions” for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

No common units were purchased in the third quarter 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index accompanying this form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1*,***	Purchase and Sale Agreement between Sanchez Midstream Partners LP and Dallas Petroleum Group, LLC dated October 12, 2017.

10.1*

Sixth Amendment to the Third Amended and Restated Credit Agreement dated as of November 7, 2017, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent.

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

*Filed herewith.

**Furnished herewith.

***The exhibits and schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S- K. The Company will furnish copies of such omitted exhibits and schedules to the Securities and Exchange Commission upon request. Descriptions of such exhibits and schedules are set forth within the body of the Purchase and Sale Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sanchez Midstream Partners LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) BY: Sanchez Midstream Partners GP LLC, its general partner

Date: November 14, 2017	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)