Form 10-Q
period 2018-03-31
Sanchez Midstream Partners LP
filed 2018-05-10
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common units outstanding as of May 7, 2018: Approximately 15,234,576 units.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Securities and Exchange Commission (the “SEC”) that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our business strategy; our acquisition strategy; our financing strategy; our ability to make, maintain and grow distributions; future operating results; the ability of our customers to meet their drilling and development plans on a timely basis or at all and perform under gathering, processing and other agreements; the ability of our partners to perform under our joint ventures and partnerships; our future capital expenditures; and our plans, objectives, expectations, forecasts, outlook and intentions.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	our ability to successfully execute our business, acquisition and financing strategies;
•	our ability to make, maintain and grow distributions;
•	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
•	the ability of our partners to perform under our joint ventures and partnerships;
•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
•	our ability to utilize the services, personnel and other assets of the sole member of our general partner, SP Holdings, LLC (“Manager”), pursuant to existing services agreements;
•	the credit worthiness and performance of our counterparties, including financial institutions, operating partners and other parties;
•	the timing and extent of changes in prices for, and demand for, natural gas, natural gas liquids (“NGLs”) and oil;
•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;
•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;
•	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
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
•

the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, we do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, the following terms have the following meanings:

•

“Sanchez Midstream Partners,” “SNMP,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Midstream Partners LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.

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

•	“our general partner” refers to Sanchez Midstream Partners GP LLC, our general partner.
•	“Sanchez Energy” refers to Sanchez Energy Corporation (NYSE: SN) and its consolidated subsidiaries.
•	“SOG” refers to Sanchez Oil & Gas Corporation, an entity that provides operational support to us.
•	“SP Holdings” refers to SP Holdings, LLC, the sole member of our general partner.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Natural gas sales	$473	$2,779
Oil sales	3,462	11,350
Natural gas liquid sales	595	467
Gathering and transportation sales	1,688	11,211
Gathering and transportation lease revenues	12,318	—
Total revenues	18,536	25,807
Expenses
Operating expenses
Lease operating expenses	1,971	4,983
Transportation operating expenses	2,847	3,296
Cost of sales	—	37
Production taxes	322	473
General and administrative	5,165	5,609
Unit-based compensation expense	1,438	540
Depreciation, depletion and amortization	6,628	12,181
Asset impairments	—	4,688
Accretion expense	126	258
Total operating expenses	18,497	32,065
Other (income) expense
Interest expense, net	2,599	1,883
Earnings from equity investments	(4,272)	(482)
Other expense	270	—
Total other (income) expenses	(1,403)	1,401
Total expenses	17,094	33,466
Income (loss) before income taxes	1,442	(7,659)
Income tax expense	—	—
Net income (loss)	1,442	(7,659)
Less
Preferred unit paid-in-kind distributions	—	(2,625)
Preferred unit distributions	(8,750)	(7,000)
Preferred unit amortization	(531)	(404)
Net loss attributable to common unitholders	$(7,839)	$(17,688)
Net loss per unit
Common units - Basic and Diluted	$(0.53)	$(1.32)
Weighted Average Units Outstanding
Common units - Basic and Diluted	14,738,528	13,400,138

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,804	$321
Accounts receivable	43	495
Accounts receivable - related entities	6,074	13,099
Prepaid expenses	2,604	2,670
Fair value of commodity derivative instruments	447	942
Total current assets	10,972	17,527
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	171,041	170,750
Gathering and transportation assets	185,407	184,969
Less: accumulated depreciation, depletion, amortization and impairment	(145,825)	(142,574)
Oil and natural gas properties and equipment, net	210,623	213,145
Other assets
Intangible assets, net	168,801	172,166
Fair value of commodity derivative instruments	790	1,318
Equity investments	121,258	123,715
Other non-current assets	518	552
Total assets	$512,962	$528,423

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$4,321	$1,782
Accounts payable and accrued liabilities - related entities	6,891	10,353
Royalties payable	368	371
Fair value of commodity derivative instruments	1,052	756
Other liabilities	127	151
Total current liabilities	12,759	13,413
Other liabilities
Asset retirement obligation	6,488	6,074
Long-term debt, net of debt issuance costs	182,928	187,808
Fair value of commodity derivative instruments	662	273
Other liabilities	6,545	6,251
Total other liabilities	196,623	200,406
Total liabilities	209,382	213,819
Commitments and contingencies (See Note 12)
Mezzanine equity
Class B preferred units, 31,000,887 units issued and outstanding as of March 31, 2018 and December 31, 2017	344,443	343,912
Partners' deficit
Common units, 15,171,946 and 14,965,134 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	(40,863)	(29,308)
Total partners' deficit	(40,863)	(29,308)
Total liabilities and partners' capital	$512,962	$528,423

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,442	$(7,659)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	3,263	8,769
Amortization of debt issuance costs	131	128
Asset impairments	—	4,688
Accretion expense	126	258
Distributions (return on investment) from equity investments	6,992	2,010
Equity earnings in affiliate	(4,272)	(482)
Net (gains) losses on commodity derivative contracts	1,937	(6,055)
Net cash settlements received (paid) on commodity derivative contracts	(189)	1,513
Unit-based compensation	738	540
Loss on earnout derivative	270	—
Amortization of intangible assets	3,365	3,412
Changes in Operating Assets and Liabilities:
Accounts receivable	102	43
Accounts receivable - related entities	7,105	2,951
Prepaid expenses	66	(20)
Other assets	22	83
Accounts payable and accrued liabilities	5,591	(3,092)
Accounts payable and accrued liabilities- related entities	(3,570)	6,226
Royalties payable	(3)	248
Net cash provided by operating activities	23,116	13,561
Cash flows from investing activities:
Final settlement of oil and natural gas properties acquisition	—	1,468
Development of oil and natural gas properties	(3)	(143)
Proceeds from sale of assets	350	—
Construction of gathering and transportation assets	(1,160)	(5,786)
Purchases of and contributions to equity affiliates	(263)	(2,122)
Net cash used in investing activities	(1,076)	(6,583)
Cash flows from financing activities:
Payments for offering costs	(50)	(120)
Proceeds from issuance of debt	—	7,500
Repayment of debt	(5,000)	—
Distributions to common unitholders	(6,746)	(5,796)
Class B preferred unit cash distributions	(8,750)	(7,000)
Debt issuance costs	(11)	(26)
Net cash used in financing activities	(20,557)	(5,442)
Net increase in cash and cash equivalents	1,483	1,536
Cash and cash equivalents, beginning of period	321	957
Cash and cash equivalents, end of period	$1,804	$2,493
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$641	$7,158
Asset retirement obligation	$288	$195
Earnout liability	$—	$221
Cash paid during the period for interest	$2,300	$1,473

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2018

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Capital, December 31, 2016	13,447,749	16,744	16,744
Unit-based compensation programs	217,481	3,373	3,373
Issuance of common units, net of offering costs of $0.6 million	906,613	11,228	11,228
Cash distributions to common unit holders	—	(25,192)	(25,192)
Common units issued as Class B Preferred distributions	393,291	5,250	5,250
Distributions - Class B preferred units	—	(37,671)	(37,671)
Net loss	—	(3,040)	(3,040)
Partners' Deficit, December 31, 2017	14,965,134	(29,308)	(29,308)
Unit-based compensation programs	(4,166)	738	738
Issuance of common units, net of offering costs of $0.1 million	210,978	2,292	2,292
Cash distributions to common unit holders	—	(6,746)	(6,746)
Distributions - Class B preferred units	—	(9,281)	(9,281)
Net income	—	1,442	1,442
Partners' Deficit, March 31, 2018	15,171,946	$(40,863)	$(40,863)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

Organization

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. The Partnership has ownership stakes in oil and natural gas gathering systems, natural gas pipelines, and a natural gas processing facility, all located in the Western Eagle Ford in South Texas. We also own production assets in Texas, Louisiana and Oklahoma. We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, LLC, the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. On June 2, 2017, Sanchez Production Partners LP changed its name to Sanchez Midstream Partners LP. Manager owns the general partner of SNMP and all of SNMP’s incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements include the accounts of us and our wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  We conduct our business activities as two operating segments: the production of oil and natural gas and the midstream business, which includes Western Catarina Midstream (defined in Note 10).  Our management evaluates performance based on these two business segments.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of SNMP and its subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Partnership adopted this ASU on January 1, 2018, using a prospective method; the clarified definition of a business will be applied by the Partnership to transactions executed subsequent to the effective date.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is now effective for public business entities beginning after December 15, 2017. The Partnership does not currently have restricted cash.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and is now effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017.  The adoption of ASU 2016-16 did not have an impact on the Partnership’s unaudited condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. ASU 2016-02 updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. The Partnership will not early adopt this standard and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. The Partnership is currently evaluating the impact of these rules on its consolidated financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The Partnership is also in the process of implementing a lease accounting software to properly account for lease data upon adoption. The adoption of this standard will result in an increase in the assets and liabilities on the Partnership’s consolidated balance sheets. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In March, April, May and December of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Partnership adopted the standard effective January 1, 2018. For more information, see Note 3 “Revenue Recognition.”

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include estimates of our reserves of natural gas, NGLs and oil; future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of derivatives; and fair values of assets and liabilities.  As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.  These estimates and assumptions are based on management’s best judgment using the data available.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

3.  REVENUE RECOGNITION

Adoption of Topic 606

Effective January 1, 2018, the Partnership adopted the new Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all the related amendments (collectively referred to as “Topic 606”) to all open contracts using the modified retrospective approach.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

For contracts that have a contract term of one year or less, we elected to utilize the practical expedient permitted under the rules of adoption whereby a Company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Adoption of this guidance resulted in financial statement presentation changes whereby revenue from the Gathering Agreement (defined in Note 13 “Related Party Transactions”) and revenue from the Seco Pipeline Transportation Agreement (defined in Note 13 “Related Party Transactions”) are shown as separate line items within our condensed consolidated statement of operations.  There was no cumulative adjustment to retained earnings or any other changes to our January 1, 2018 condensed consolidated balance sheet.

Revenue from Contracts with Customers

Beginning in 2018, we account for revenue from contracts with customers in accordance with Topic 606. The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Disaggregation of Revenue

We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources.  As such, we have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Production Segment

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators. We are not party to the contracts with the third-party customers and as such, this revenue is not accounted for under Topic 606. We are alternatively party to joint operating agreements, which we account for under ASC 808, and revenue for these arrangements is recognized based on the information provided to us by the operators.

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in the condensed consolidated statements of operations. As this income is accounted for under ASC 815, Derivatives and Hedging, it is not subject to Topic 606.

Midstream Segment

The Seco Pipeline Transportation Agreement  is our only contract  that we account for under Topic 606. The Catarina Midstream Gathering Agreement was classified as an operating lease at inception, and as such, the contract is accounted for under ASC 840, Leases, and is depicted as Gathering and transportation lease revenue  in our condensed consolidated statement of operations. Both of these contracts are further discussed in Note 13, “Related Party Transactions.”

We additionally recognize income associated with our joint ventures with Targa Resources Corp. (NYSE: TRGP) (“Targa”), Carnero Gathering (defined in Note 11 “Investments”),   and Carnero Processing (defined in Note 11 “Investments”). We account for these as unconsolidated equity method investments that are not in the scope of Topic 606, and our share of earnings is reported as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are classified within the midstream operating segment in Note 17 “Reporting Segments”, and are further discussed in Note 11 “Investments.”

We recognized revenue of $18.5 million for three months ended March 31, 2018.  The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	For the Three Months Ended March 31, 2018
	Production	Midstream	Total
Revenues:
Natural gas sales	$473	$—	$473
Oil sales	3,462	—	3,462
Natural gas liquid sales	595	—	595
Gathering and transportation sales	—	1,688	1,688
Gathering and transportation lease revenues	—	12,318	12,318
Total revenues	$4,530	$14,006	$18,536

Performance Obligations

Under the Transportation Agreement, we agreed to provide transportation services of certain quantities of natural gas from the receipt point to the delivery point.  Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature.  As such, we applied the series guidance and treat these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress.  The Transportation Agreement requires payment within 30 days following the calendar month of delivery.

The Transportation Agreement contains variable consideration in the form of volume variability. As the distinct goods or services (rather than the series) are considered for the purpose of allocating variable consideration, we have taken the optional exception under ASC 606-10-50-14A(b) which is available only for wholly unsatisfied performance obligations for which the criteria in ASC 606-10-32-40 have been met.  Under this exception, neither estimation of variable consideration nor disclosure of the transaction price allocated to the remaining performance obligations is required.  Revenue is alternatively recognized in the period that control is transferred to the customer and the respective variable component of the total transaction price is resolved.

For forms of variable consideration that are not associated with a specific volume (such as late payment fees) and thus do not meet allocation exception, estimation is required.  These fees, however, are immaterial to our consolidated financial statements and have a low probability of occurrence. As significant reversals of revenue due to this variability are not probable, no estimation is required.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606. At January 1, 2018 and March 31, 2018, our receivables from contracts with customers were $1.1 million and $0.6 million, respectively, and are presented within Accounts receivable – related entities in the condensed consolidated balance sheets.

Reconciliation of Statement of Operations

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations is as follows (in thousands):

	For the Three Months Ended March 31, 2018
	As reported	Balances without Adoption Topic 606	Effect of change Higher/(Lower)
Statement of Operations
Gathering and transportation sales	$1,688	$14,006	$(12,318)
Gathering and transportation lease revenues	12,318	—	12,318
Net earnings	$14,006	$14,006	$—

We expect the impact of the adoption of the new standard to be immaterial to our net income (loss) on an ongoing basis.

4. ACQUISITIONS AND DIVESTITURES

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties obtained through our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

Texas Production Divestiture

In October 2017, we entered into a purchase and sale agreement to sell specified oil and gas wells, leases and other associated assets and interests located in Texas (the “Texas Production Assets”) for cash consideration of approximately $6.3 million (the “Texas Production Divestiture”).  In addition, the buyer agreed to assume all obligations relating to the assets, including all plugging and abandonment costs relating to the assets, that arise on or after October 1, 2017.  The Texas Production Divestiture closed November 13, 2017, and we recorded a gain of approximately $1.4 million on the sale during the fourth quarter of 2017.

Non-Operated Production Divestiture

In July 2017, we entered into an agreement to assign certain non-operated production assets located in Oklahoma, as well as our equity interests in the entities that owned the assets, in exchange for agreeing upon the apportionment of certain shared litigation costs. The assignment was effective as of July 14, 2017.

Oklahoma Production Divestiture

In May 2017, we entered into a purchase and sale agreement to sell all of the Partnership’s equity interests in the entities that owned our remaining operated Oklahoma production assets for cash consideration of $5.5 million, and assumption by the buyer of all obligations relating to the assets arising after the closing date and all plugging and abandonment costs relating to the assets arising prior to the closing date (the “Oklahoma Production Divestiture”). The Oklahoma Production Divestiture closed July 17, 2017, and we recorded a gain of $2.4 million on the sale during the third quarter of 2017.

5. FAIR VALUE MEASUREMENTS

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

Level 2:    Measured based on quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the term of the instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2018
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative liability	$—	$(477)	$—	$(477)
Midstream derivative instrument
Earnout derivative liability	—	—	(6,672)	(6,672)
Total	$—	$(477)	$(6,672)	$(7,149)

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value Measurements at December 31, 2017
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative assets	$—	$1,231	$—	$1,231
Midstream derivative instrument
Earnout derivative liability	—	—	(6,402)	(6,402)
Total	$—	$1,231	$(6,402)	$(5,171)

As of March 31, 2018, and December 31, 2017, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 9, “Asset Retirement Obligation.”

The following table summarizes the non-recurring fair value measurements of our assets as of March 31, 2018 (in thousands):

Fair Value Measurements at March 31, 2018
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment	$—	$—	$—
Total net assets	$—	$—	$—

The following table summarizes the non-recurring fair value measurements of our assets as of December 31, 2017 (in thousands):

	Fair Value Measurements at December 31, 2017
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$7,277
Total net assets	$—	$—	$7,277
(a)

During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.7 million to impair our producing oil and natural gas properties acquired in the Production Acquisition (defined in Note 8 “Oil and Natural Gas Properties”). The carrying values of the impaired properties were reduced to a fair value of $7.3 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Credit Agreement – We believe that the carrying value of long-term debt for our Credit Agreement (defined Note 7 “Long-Term Debt”) approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms.  The debt is classified as a Level 2 input in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.  Our Credit Agreement is discussed further in Note 7, “Long-Term Debt.”

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of March 31, 2018. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

Earnout Derivative – As part of the Carnero Gathering Transaction (defined in Note 11 “Investments”), we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering, LLC’s delivery points from Sanchez Energy and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of our earnout derivative as Level 3 inputs and currently present it within the other liabilities lines in the condensed consolidated balance sheets.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's earnout derivative classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2018 and year ended December 31, 2017 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Beginning balance	$(6,402)	$(4,270)
Initial fair value of earnout derivative	—	221
Loss on earnout derivative	(270)	(2,353)
Ending balance	$(6,672)	$(6,402)

Loss included in earnings related to derivatives still held as of March 31, 2018 and December 31, 2017, respectively	$(270)	$(2,353)

6. DERIVATIVE AND FINANCIAL INSTRUMENTS

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

As of March 31, 2018, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	66,432	$59.71	62,840	$59.78	59,704	$59.84	188,976	$59.77
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									623,488

Fixed Price Swaps—NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	126,600	$3.00	121,600	$3.00	117,040	$3.00	365,240	$3.00
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									1,223,888

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the three months ended March 31, 2018 and the year ended December 31, 2017 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Beginning fair value of commodity derivatives	$1,231	$6,436
Net gains (losses) on crude oil derivatives	(1,939)	3,284
Net gains on natural gas derivatives	2	663
Net settlements paid (received) on derivative contracts:
Oil	229	(6,422)
Natural gas	—	(2,730)
Ending fair value of commodity derivatives	$(477)	$1,231

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain(Loss)	Three Months Ended March 31,
Derivative Type	in Income	2018	2017
Commodity – Mark-to-Market	Oil sales	$(1,939)	$5,495
Commodity – Mark-to-Market	Natural gas sales	2	560
		$(1,937)	$6,055

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with four counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. In August 2017, we repositioned certain of our crude oil and natural gas hedges in anticipation of the sale of the Texas Production Assets and, in the process, received $3.6 million in net cash from the counterparties on those hedges. As of March 31, 2018, and December 31, 2017, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Earnout Derivative

Refer to Note 5 “Fair Value Measurements”.

7. LONG-TERM DEBT

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time. The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from joint ventures multiplied by 5.0 initially, 4.75 for the second full quarter after the acquisition of Western Catarina Midstream and 4.5 thereafter.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of March 31, 2018, the borrowing base under the Credit Agreement was $249.3 million, with an elected commitment amount of $200.0 million, and we had $184.0 million of debt outstanding under the facility, leaving us with $16.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2018. Our Credit Agreement matures on March 31, 2020.

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

At March 31, 2018, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of March 31, 2018, and December 31, 2017, our unamortized debt issuance costs were $1.1 million and $1.2 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement.  Amortization of debt issuance costs recorded during each of the three months ended March 31, 2018 and 2017 were $0.1 million.

8. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Gathering and transportation assets
Midstream assets	$185,407	$184,969
Less: Accumulated depreciation and amortization	(28,770)	(26,870)
Total gathering and transportation assets	$156,637	$158,099

Oil and natural gas properties consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Oil and natural gas properties and related equipment
Proved property	$171,041	$170,750
Less: Accumulated depreciation, depletion, amortization and impairments	(117,055)	(115,704)
Oil and natural gas properties and equipment, net	$53,986	$55,046

Oil and Natural Gas Properties. We follow the successful efforts method of accounting for our oil and natural gas production activities. Under this method of accounting, costs relating to leasehold acquisition, property acquisition and the development of proved areas are capitalized when incurred. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties.

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Depreciation, depletion and amortization of oil and natural gas-related assets	$1,363	$3,234
Depreciation and amortization of gathering and transportation related assets	1,900	5,535
Amortization of intangible assets	3,365	3,412
Total Depreciation, depletion and amortization	6,628	12,181
Asset impairments	—	4,688
Total	$6,628	$16,869

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

For the three months ended March 31, 2018, we recorded no impairment charges. For the three months ended March 31, 2017, we recorded non-cash charges of $4.7 million to impair certain of our producing oil and natural gas properties in Texas acquired as part of the acquisition in November 2016, where we completed the acquisition from SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy, of working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas (together, the “Production Acquisition”).

Asset Retirement Costs.  As described in Note 9 “Asset Retirement Obligation”, estimated asset retirement costs (“ARC”) are recognized when the asset is acquired or placed in service and are amortized over proved developed reserves using the units-of-production method for production assets and the straight-line method for midstream assets. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

9. ASSET RETIREMENT OBLIGATION

We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. Each period, we accrete the ARO to its then present value. The associated ARC is capitalized as part of the carrying amount of our oil and natural gas properties, equipment and facilities or gathering and transportation assets. Subsequently, the ARC is depreciated using the units-of-production method for production assets and the straight-line method for midstream assets. The AROs recorded by us relate to the plugging and abandonment of oil and natural gas wells, and decommissioning of oil and natural gas gathering and other facilities.

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

The following table is a reconciliation of the ARO (in thousands):

	March 31,	December 31,
	2018	2017
Asset retirement obligation, beginning balance	$6,074	$13,579
Liabilities added from escalating working interests	288	198
Sales	—	(8,416)
Settlements	—	(60)
Accretion expense	126	773
Asset retirement obligation, ending balance	$6,488	$6,074

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the three months ended March 31, 2018, and the year ended December 31, 2017, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2017, obligations were sold as part of the Oklahoma Production Divestiture and Texas Production Divestiture.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $168.8 million related to the Gathering Agreement (defined in Note 13 “Related Party Transactions”) with Sanchez Energy that was entered into as part of the acquisition of the Western Catarina gathering system (“Western Catarina Midstream”). Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the three months ended March 31, 2018 and 2017 was $3.4 million.  These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statement of operations.  Intangible assets as of March 31, 2018, and December 31, 2017 are detailed below (in thousands):

	March 31,	December 31,
	2018	2017
Beginning balance	$172,166	$185,766
Disposals	—	(32)
Amortization	(3,365)	(13,568)
Ending balance	$168,801	$172,166

11. INVESTMENTS

In July 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Gathering, a joint venture that is 50% owned and operated by Targa for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). During the three months ended March 31, 2018, the Partnership made approximately $0.1 million of capital contributions to Carnero Gathering.  Prior to the sale, Sanchez Energy, through a wholly owned subsidiary, had invested approximately $26.0 million in Carnero Gathering. The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of fifteen years and decreases earnings from Carnero Gathering.

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers. See Note 5 “Fair Value Measurements” for further discussion of the earnout derivative.

As of March 31, 2018, the Partnership had paid approximately $46.4 million for the Carnero Gathering Transaction related to the initial payment and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption in our condensed consolidated balance sheet. For the three months ended March 31, 2018, the Partnership recorded earnings of approximately $2.2 million in equity investments from Carnero Gathering, which was offset by approximately $0.2 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the “Earnings from equity investments” line within the condensed consolidated statements of operations. Cash distributions of approximately $2.6 million were received during the three months ended March 31, 2018.

In November 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Processing, LLC, a joint venture that is 50% owned and operated by Targa, for aggregate cash consideration of approximately $55.5 million and the assumption of remaining capital contribution commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of acquisition (the “Carnero Processing Transaction”).  During the three months ended March 31, 2018, the Partnership made approximately $0.2 million of capital contributions to the joint venture.  Prior to the sale, Sanchez Energy, through a wholly owned subsidiary, had invested approximately $48.0 million in Carnero Processing.

As of March 31, 2018, the Partnership had paid approximately $74.9 million for the Carnero Processing Transaction related to the initial payment, acquisition costs and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day operating decisions. We have included the investment balance in the “Equity investments” caption in our consolidated balance sheet. The Partnership recorded earnings of approximately $2.3 million in the “Earnings from equity investments” line within our consolidated statements of operations for the three months ended March 31, 2018. Cash distributions of approximately $4.4 million were received during the three months ended March 31, 2018.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Sales	$89,789	$3,071
Total expenses	80,662	1,373
Net income	$9,127	$1,698

	March 31,	December 31,
	2018	2017
Current assets	$35,888	$38,344
Noncurrent assets	192,765	193,748
Current liabilities	25,601	24,710

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers.  This earnout has an approximate value of $6.7 million and was recorded on the balance sheet as a deferred liability as of March 31, 2018.  We did not have any other material commitments and contingencies and no earnout payments were made during the three months ended March 31, 2018.

13. RELATED PARTY TRANSACTIONS

Sanchez-Related Agreements

We are controlled by our general partner. The sole member of our general partner is Manager, which has no officers. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services and professionals. In connection with providing services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, is paid in cash unless Manager elects for such fee to be paid in our equity.  The Services Agreement has a ten-year term and will be automatically renewed for additional ten years unless either Manager or the Partnership provides notice of termination to the other with at least 180 days’ notice.  During the three months ended March 31, 2018, we incurred costs of approximately $2.3 million to Manager under the Services Agreement.

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

SOG, headquartered in Houston, Texas, is a private full-service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Chairman of the board of directors of our general partner, Antonio R. Sanchez III, the President and Chief Operating Officer of our general partner as well as one of our directors, Patricio D. Sanchez, one of our directors, Eduardo A. Sanchez, along with their immediate family members, Ana Lee Sanchez Jacobs and Antonio R. Sanchez, Jr., collectively, either directly or indirectly, own a majority of the equity interests of SOG. In addition, Antonio R. Sanchez, Jr. is a member of the board of directors of SOG, and such other individuals, as well as Ana Lee Sanchez Jacobs, are officers of SOG.

Sanchez-Related Transactions

We have entered into several transactions with Sanchez Energy since January 1, 2016.  Antonio R. Sanchez, Jr. is a director and Executive Chairman of the Board of Sanchez Energy, and Antonio R. Sanchez, III is a director and Chief Executive Officer of Sanchez Energy. In addition, Eduardo A. Sanchez is the former President of Sanchez Energy and Patricio D. Sanchez is an Executive Vice President of Sanchez Energy.  The employees of SOG, including Kirsten A. Hink, our Chief Accounting Officer, provide common services to both us and Sanchez Energy.

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Sanchez Energy pursuant to which Sanchez Energy agreed to tender all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). During the first five years of the term of the Gathering Agreement, Sanchez Energy is required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.  Sanchez Energy is required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through Western Catarina Midstream, in each case, subject to an annual escalation for a positive increase in the consumer price index. For the three months ended March 31, 2018 and 2017, Sanchez Energy paid us approximately $14.0 million and $12.6 million, respectively, pursuant to the terms of the Gathering Agreement. Under Topic 606, this amount is being presented under gathering and transportation lease revenue on the condensed consolidated statements of operations. On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by a subsidiary of Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018.

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers.  For the three months ended March 31, 2018 and 2017,  natural gas received did not exceed the threshold. However, we made an earnout payment to Sanchez Energy for $0.1 million in the first quarter of 2018 related to the year ended December 31, 2017. The earnout is being accounted for as a derivative in the condensed consolidated financial statements. Refer to Note 5 “Fair Value Measurements” for additional discussion.

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

In September 2017, we entered into an agreement with a subsidiary of Sanchez Energy to transport certain quantities of the subsidiary’s natural gas on a firm basis through the Seco Pipeline, a 100% owned and operated 30 mile natural gas pipeline with 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas (the “Seco Pipeline”),  for $0.22 per MMBtu delivered on or after September 1, 2017 (the “Seco Pipeline Transportation Agreement”).  The Seco Pipeline Transportation Agreement continues month-to-month until terminated by either party. For the three months ended March 31, 2018, SN Catarina paid us approximately $0.5 million pursuant to the terms of that agreement.

As of March 31, 2018 and December 31, 2017, the Partnership had a net receivable from related parties of approximately $6.1 million, and $13.1 million, respectively, which are included in “Accounts receivable – related entities” in the consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Partnership also had a net payable to related parties of approximately $6.9 million, and $10.4 million, respectively. The net receivable/payable as of March 31, 2018 and December 31, 2017 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and obligations for general and administrative costs.

Sanchez Energy is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas where it has assembled approximately 487,000 gross leasehold acres (285,000 net acres).  The Chairman of the board of directors of our general partner, Antonio R. Sanchez, III, is Sanchez Energy’s Chief Executive Officer and a member of its board of directors. A member of the board of directors of our general partner, Eduardo A. Sanchez, is the former President of Sanchez Energy. The President and Chief Operating Officer of our general partner, Patricio D. Sanchez, who is also a member of the board of directors of our general partner, is an Executive Vice President of Sanchez Energy. Antonio R. Sanchez, Jr., the father of Antonio R. Sanchez, III, Eduardo A. Sanchez, and Patricio D. Sanchez, is the Executive Chairman of the board of directors of Sanchez Energy. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, and Patricio D. Sanchez beneficially own approximately 6.8%,  3.0%, and 1.2%, respectively, of Sanchez Energy’s shares outstanding as of March 31, 2018. Sanchez Energy indirectly, through one of its wholly owned subsidiaries, beneficially owned approximately 15.0% of the outstanding common units of SNMP as of March 31, 2018.

14. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for restricted common unit grants. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2017	283,138	$14.64
Granted	—	—
Vested	(171,231)	14.60
Returned/Cancelled	(4,166)	13.59
Outstanding at March 31, 2018	107,741	$14.73

In March 2017, the Partnership issued 171,231 restricted common units pursuant to the LTIP to executives of the Partnership’s general partner that vest on the first anniversary of grant. The unit-based compensation expense for the award was based on the fair value on the day before the date of grant.

As of March 31, 2018,  1,634,947 common units remained available for future issuance to participants under the LTIP.

15. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the three months ended March 31, 2018 and the year ended December 31, 2017.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2017	$0.4375	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.4441	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.4508	November 7, 2017	November 20, 2017	November 30, 2017
December 31, 2017	$0.4508	February 8, 2018	February 20, 2018	February 28, 2018
March 31, 2018	$0.4508	May 8, 2018	May 22, 2018	May 31, 2018

The table below reflects the payment of distributions on Class B preferred units related to the three months ended March 31, 2018, and the year ended December 31, 2017.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2017 (a)	$0.2258	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.28225	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.28225	November 7, 2017	November 20, 2017	November 30, 2017
December 31, 2017	$0.28225	February 8, 2018	February 20, 2018	February 28, 2018
March 31, 2018	$0.28225	May 8, 2018	May 22, 2018	May 31, 2018
(a)

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

16. PARTNERS’ CAPITAL

Outstanding Units

As of March 31, 2018, we had 31,000,887 Class B Preferred Units outstanding, and 15,171,946 common units outstanding, which included 107,741 unvested restricted common units issued under the LTIP.

Common Unit Issuances

In connection with providing services under the Services Agreement for the fourth quarter of 2017, the Partnership issued 210,978 common units to SP Holdings, LLC on March 15, 2018.

In connection with providing services under the Services Agreement for the first, second and third quarters of 2017, the Partnership issued 139,110, 170,497 and 186,942 common units, respectively, to SP Holdings, LLC on June 30, 2017, August 31, 2017 and November 30, 2017, respectively. In connection with providing services under the Services Agreement for the third and fourth quarters of 2016, the Partnership issued 170,750 and 154,737 common units, respectively, to SP Holdings, LLC on March 6, 2017. See Note 13, “Related Party Transactions” for additional information related to the Services Agreement.

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

In accordance with the partnership agreement, on December 6, 2016 we issued an additional 9,851,996 Class B preferred units to Stonepeak. On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units pursuant to Section 5.10(g) of the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”).  Pursuant to the Settlement Agreement, and in accordance with Section 5.4 of the Amended Partnership Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a privately negotiated transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit. Pursuant to the terms of the Amended Partnership Agreement, the Class B Preferred Units are convertible at any time, at the option of Stonepeak, into common units of the Partnership, subject to the requirement to convert a minimum of $17.5 million of Class B Preferred Units. The issuance of the Class B Preferred Units pursuant to the Settlement Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

The Class B Preferred Units are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following (in thousands):

	March 31,	December 31,
	2018	2017
Mezzanine equity beginning balance	$343,912	$342,991
Amortization of discount	531	1,796
Distributions	8,750	35,875
Distributions paid	(8,750)	(36,750)
Total mezzanine equity	$344,443	$343,912

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

We realigned the composition of our operating segments to reflect management's view of the operating results during the fourth quarter 2017.  The following tables present financial information for each operating segment for the periods indicated based on the realignment of our operating segments (in thousands):

	Three Months Ended March 31, 2018
	Production	Midstream	Total
Segment revenues
Natural gas sales	$473	$—	$473
Oil sales	3,462	—	3,462
Natural gas liquid sales	595	—	595
Gathering and transportation sales	—	1,688	1,688
Gathering and transportation lease revenues	—	12,318	12,318
Total segment revenues	4,530	14,006	18,536

Segment operating costs
Lease operating expenses	1,752	219	1,971
Transportation operating expenses	—	2,847	2,847
Production taxes	322	—	322
Depreciation, depletion and amortization	1,363	5,265	6,628
Accretion expense	54	72	126
Total segment operating costs	3,491	8,403	11,894

Segment other income
Earnings from equity investments	—	4,272	4,272
Total segment other income	—	4,272	4,272

Segment operating income	$1,039	$9,875	$10,914

	Three Months Ended March 31, 2017
	Production	Midstream	Total
Segment operating revenues
Natural gas sales	$2,779	$—	$2,779
Oil sales	11,350	—	11,350
Natural gas liquid sales	467	—	467
Gathering and transportation sales	—	11,211	11,211
Total segment operating revenues	14,596	11,211	25,807

Segment operating costs
Lease operating expenses	4,724	259	4,983
Transportation operating expenses	—	3,296	3,296
Cost of sales	37	—	37
Production taxes	473	—	473
Depreciation, depletion and amortization	3,281	8,900	12,181
Asset impairments	4,688	—	4,688
Accretion expense	192	66	258
Total segment operating costs	13,395	12,521	25,916

Segment other income
Earnings from equity investments	(136)	618	482
Total segment other income (loss)	(136)	618	482

Segment operating income (loss)	$1,065	$(692)	$373

	Three Months Ended
	March 31,
	2018	2017
Reconciliation of segment operating income to net income (loss)
Total segment operating income	$10,914	$373
General and administrative	(5,165)	(5,609)
Unit-based compensation expense	(1,438)	(540)
Interest expense, net	(2,599)	(1,883)
Other income (expense)(a)	(270)	—
Net income (loss)	$1,442	$(7,659)
(a)	Other expense in 2017 excludes earnout rebate. As the rebate is reviewed by the CODM at the segment level, it was included in the Midstream segment operating costs.

The following table summarizes the total assets and capital expenditures by operating segment based on the segment realignment as of March 31, 2018 and 2017 (in thousands):

	March 31, 2018
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$54,799	$455,388	$2,775	$512,962
Capital expenditures(b)	$3	$701	$—	$704

	December 31, 2017
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$58,623	$468,656	$1,144	$528,423
Capital expenditures(b)	$441	$46,452	$—	$46,893

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaids, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

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

As noted above in Note 11, “Investments,” the Partnership acquired a 50% membership interest in Carnero Gathering from a subsidiary of Sanchez Energy for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the date of the acquisition. The Partnership determined that the Carnero Gathering joint venture is more similar to a limited partnership than a corporation. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a variable interest entity (“VIE”) if a partner is able to exercise kick-out rights over the general partner(s) or is able to exercise substantive participating rights. We concluded that the Carnero Gathering joint venture is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE’s economic performance.

The Partnership’s investment in Carnero Gathering represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Gathering joint venture is limited to the capital investment of approximately $47.4 million.

As of March 31, 2018, the Partnership had invested approximately $46.4 million in Carnero Gathering. As of March 31, 2018,  no debt has been incurred by Carnero Gathering. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

As noted above in Note 11, “Investments,” the Partnership acquired a 50% membership interest in Carnero Processing from a subsidiary of Sanchez Energy for an initial payment of approximately $55.5 million and the assumption of remaining capital commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of the acquisition. The Partnership determined that the Carnero Processing joint venture is more similar to a limited partnership than a corporation. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if a limited partner is able to exercise kick-out rights over the general partner(s) or is able to exercise substantive participating rights. We concluded that the Carnero Processing joint venture is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE’s economic performance.

Similar to the Partnership’s investment in Carnero Gathering, the Partnership’s investment in Carnero Processing represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero Processing joint venture is limited to the capital investment of approximately $73.9 million.

As of March 31, 2018, the Partnership had invested approximately $74.9 million in Carnero Processing. As of March 31, 2018,  no debt has been incurred by Carnero Processing. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Acquisitions and capital investments	$125,323	$125,059
Earnings in equity investments	14,559	10,288
Distributions received	(18,624)	(11,632)
Maximum exposure to loss	$121,258	$123,715

19. SUBSEQUENT EVENTS

On May 8, 2018, the board of directors of our general partner declared a first quarter 2018 cash distribution on the Partnership’s common units of $0.4508 per unit ($1.8032  per unit annualized) payable on May 31, 2018 to holders of record on May  22, 2018. The Partnership also declared a first quarter distribution on the Class B preferred units and elected to pay the distribution in cash. Accordingly, the Partnership declared a cash distribution of $0.28225 per Class B preferred unit payable on May 31, 2018 to holders of record on May 22, 2018.

On April 30, 2018, a subsidiary of the Partnership, SEP Holdings IV, LLC (“SEP”) entered into an Agreement to Purchase Oil and Gas Interests with EP Energy E&P Company, L.P. (“EP”), pursuant to which EP bought specified wellbores and other associated assets and interests in La Salle County Texas from SEP (the “Briggs Assets”) for a base purchase price of approximately $4.5 million, which after giving effect to preliminary purchase price adjustments was reduced to approximately $4.0 million (the “Briggs Divestiture”), which remains subject to customary post-closing adjustments. In addition, other than a limited amount of retained obligations, EP agreed to assume all obligations relating to the Briggs Assets, including all plugging and abandonment costs, that arose on or after March 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein and in our most recent Annual Report on Form 10-K. The following discussion contains “Forward-Looking Statements” that reflect our future plans, estimates, forecasts, guidance, beliefs and expected performance. The “Forward-Looking Statements” are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these “Forward-Looking Statements.” Please read “Cautionary Note Regarding Forward-Looking Statements.”

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

How We Evaluate Our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on gathering systems upon acquiring those assets;
•	our operating expenses; and
•	our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “—Non-GAAP Financial Measures–Adjusted EBITDA”).

Throughput Volumes

Upon the acquisition of Western Catarina Midstream, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within the dedicated areas in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Sanchez Energy on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Sanchez Energy from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, and throughput volumes are dependent on gas processed at the Raptor Gas Processing Facility and demand for dry gas in markets in South Texas. Natural gas is currently being transported through the Seco Pipeline under the Seco Pipeline Transportation Agreement. Future throughput volumes on the pipeline are dependent on the continuation of this month-to-month agreement with Sanchez Energy, execution of a new agreement with Sanchez Energy or execution of an agreement with a third party.

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

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results and guidance presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, in this quarterly report. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$1,442	$(7,659)
Adjusted by:
Interest expense, net	2,599	1,883
Income tax expense	—	—
Depreciation, depletion and amortization	6,628	12,181
Asset impairments	—	4,688
Accretion expense	126	258
(Gain) loss on sale of assets	—	—
Unit-based compensation expense	1,438	540
Unit-based asset management fees	2,279	2,030
Distributions in excess of equity earnings	1,837	968
(Gain) loss on mark-to-market activities	1,978	(4,480)
Acquisition and divestiture costs	251	129
Adjusted EBITDA	$18,578	$10,538

Significant Operational Factors

•

Throughput. During the three months ended March 31, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.4 MBbls/d of crude oil, 151.7 MMcf/d of natural gas and 8.7 MBbls/d of water. During the three months ended March 31, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.3 MBbls/d of crude oil, 151.7 MMcf/d of natural gas and an insignificant amount of water. During the three months ended March 31, 2018 Sanchez Energy transported average daily production through Seco Pipeline of approximately 67.9 MMcf/d of natural gas.

•

Production. Our production for the three months ended March 31, 2018, was 141 MBoe, or an average of 1,567 Boe per day, compared with approximately 310 MBoe, or an average of 3,444 Boe per day, for the three months ended March 31, 2017.

•

Capital Expenditures. For the three months ended March 31, 2018,  we spent approximately $0.4 million in capital expenditures, related to the development of Western Catarina Midstream. For the three months ended March 31, 2017, we spent approximately $13.0 million in capital expenditures, consisting of $11.9 million related to the development of the Seco Pipeline and $1.1 million related to the development of Western Catarina Midstream.

•

Hedging Activities. For the three months ended March 31, 2018, the non-cash mark-to-market loss for our commodity derivatives was approximately $1.7 million, compared to a gain of $4.5 million for the same period in 2017.

Recent Developments

On May 8, 2018, the board of directors of our general partner declared a first quarter 2018 cash distribution on the Partnership’s common units of $0.4508 per unit ($1.8032 per unit annualized) payable on May 31, 2018 to holders of record on May 22, 2018.  The Partnership also declared a first quarter distribution on the Class B preferred units and elected to pay the distribution in cash. Accordingly, the Partnership declared a cash distribution of $0.28225 per Class B preferred unit payable on May 31, 2018 to holders of record on May 22, 2018.

On April 30, 2018, a subsidiary of the Partnership, SEP, entered into an Agreement to Purchase Oil and Gas Interests with EP, pursuant to which EP bought the Briggs Assets from SEP for a base purchase price of approximately $4.5 million, which after giving effect to preliminary purchase price adjustments was reduced to approximately $4.0 million, which remains subject to customary post-closing adjustments. In addition, other than a limited amount of retained obligations, EP agreed to assume all obligations relating to the Briggs Assets, including all plugging and abandonment costs, that arose on or after March 1, 2018.

Results of Operations by Segment

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Variance
Revenues:
Gathering and transportation sales	$1,688	$11,211	$(9,523)	(85)%
Gathering and transportation lease revenues	12,318	—	12,318	NM (a)
Total gathering and transportation sales	14,006	11,211	2,795	25%
Operating expenses:
Lease operating expenses	219	259	(40)	(15)%
Transportation operating expenses	2,847	3,296	(449)	(14)%
Depreciation and amortization expense	5,265	8,900	(3,635)	(41)%
Accretion expense	72	66	6	9%
Total operating expenses	8,403	12,521	(4,118)	(33)%
Other income:
Earnings from equity investments	4,272	618	3,654	NM (a)
Operating income (loss)	$9,875	$(692)	$10,567	NM (a)

(a)  Variances deemed to be Not Meaningful “NM.”

Gathering and transportation sales.   During the three months ended March 31, 2018, Sanchez Energy transported average daily production through Seco Pipeline of approximately 67.9 MMcf/d of natural gas.

Gathering and transportation lease revenues. We consummated the acquisition of Western Catarina Midstream from Sanchez Energy and entered into the related Gathering Agreement with Sanchez Energy in October 2015. On June 30, 2017, the Gathering Agreement with Sanchez Energy was amended to add an incremental infrastructure fee to be paid by SN Catarina based on water that is delivered through the gathering system through March 31, 2018. During the three months ended March 31, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.4 MBbls/d of crude oil, 151.7 MMcf/d of natural gas and 8.7 MBbls/d of water. During the three months ended March 31, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.3 MBbls/d of crude oil, 151.7 MMcf/d of natural gas and an insignificant amount of water.

Earnings from equity investments. Earnings from equity investments increased $3.7 million to $4.3 million for the three months ended March 31, 2018, compared to $0.6 million for the same period in 2017.  This increase was the result of benefitting from earnings from Carnero Processing for the three months ended March 31, 2018.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, remained flat for the three months ended March 31, 2018 and 2017.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expenses decreased $0.5 million to $2.8 million for the three months ended March 31, 2018, compared to $3.3 million during the same period in 2017, which was due to fewer repairs and maintenance on our midstream assets.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation, depletion and amortization expense decreased $3.6 million, or 41%, to $5.3 million for the three months ended March 31, 2018, compared to $8.9 million during the same period in 2017. The decrease was the result of accelerated depreciation recognized during the first quarter of 2017 relating to a decrease in the estimated useful lives on some of our midstream assets.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and costs):

	Three Months Ended
	March 31,
	2018	2017	Variance
Revenues:
Natural gas sales at market price	$471	$2,276	$(1,805)	(79)%
Natural gas hedge settlements	—	646	(646)	NM (a)
Natural gas mark-to-market activities	2	(86)	88	NM (a)
Natural gas total	473	2,836	(2,363)	(83)%
Oil sales at market price	5,402	5,855	(453)	(8)%
Oil hedge settlements	(230)	929	(1,159)	NM (a)
Oil mark-to-market activities	(1,710)	4,566	(6,276)	NM (a)
Oil total	3,462	11,350	(7,888)	(69)%
NGL sales	595	467	128	27%
Miscellaneous expense	—	(57)	57	NM (a)
Total revenues	4,530	14,596	(10,066)	(69)%
Operating expenses:
Lease operating expenses	1,752	4,724	(2,972)	(63)%
Cost of sales	—	37	(37)	NM (a)
Production taxes	322	473	(151)	(32)%
Depreciation, depletion and amortization	1,363	3,281	(1,918)	(58)%
Asset impairments	—	4,688	(4,688)	NM (a)
Accretion expense	54	192	(138)	(72)%
Total operating expenses	3,491	13,395	(9,904)	(74)%
Other income:
Earnings from equity investments	—	(136)	136	NM (a)
Operating income	$1,039	$1,065	$(26)	(2)%
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	March 31,
	2018	2017	Variance

Net production:
Natural gas (Mcf)	182	978	(796)	(81)%
Oil production (MBbl)	85	120	(35)	(29)%
NGLs (MBbl)	26	27	(1)	(4)%
Total production (MBoe)	141	310	(169)	(55)%
Average daily production (Boe/d)	1,567	3,444	(1,877)	(55)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.59	$2.99	$(0.40)	(13)%
Natural gas price per Mcf without hedge settlements	$2.59	$2.33	$0.26	11%
Oil price per Bbl with hedge settlements	$60.85	$56.53	$4.32	8%
Oil price per Bbl without hedge settlements	$63.55	$48.79	$14.76	30%
Liquid price per Bbl without hedge settlements	$22.88	$17.30	$5.58	32%
Total price per Boe with hedge settlements	$44.24	$32.82	$11.42	35%
Total price per Boe without hedge settlements	$45.87	$27.74	$18.13	65%
Average unit costs per Boe:
Field operating expenses (a)	$14.71	$16.76	$(2.05)	(12)%
Lease operating expenses	$12.43	$15.24	$(2.81)	(18)%
Production taxes	$2.28	$1.53	$0.75	49%
Depreciation, depletion and amortization	$9.67	$10.58	$(0.91)	(9)%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production.  For the three months ended March 31, 2018, 60% of our production was oil, 18% was NGLs and 22% was natural gas as compared to the three months ended March 31, 2017, where 39% of our production was oil, 9% was NGLs and 52% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2017. Combined production has decreased by 169 MBoe for the three months ended March 31, 2018, primarily due to the Oklahoma Production Divestiture and Texas Production Divestiture.

Natural gas, NGLs and oil sales. Unhedged oil sales decreased $0.5 million, or 8%, to $5.4 million for the three months ended March 31, 2018, compared to $5.9 million for the same period in 2017. NGL sales increased $0.1 million, or 27%, to $0.6 million for the three months ended March 31, 2018, compared to $0.5 million for the same period in 2017. Unhedged natural gas sales decreased $1.8 million, or 79%, to $0.5 million for the three months ended March 31, 2018, compared to $2.3 million for the same period in 2017. Total decrease in oil, NGL and natural gas sales for the three months ended March 31, 2018 was primarily the result of the Oklahoma Production Divestiture and Texas Production Divestiture.

Including hedges and mark-to-market activities, our total revenue decreased $10.0 million for the three months ended March 31, 2018, compared to the same period in 2017. This decrease was primarily the result of a $6.2 million decrease in mark-to-market activities, a $1.8 million decrease in settlements on oil and natural gas derivatives, and a $1.8 million decrease in natural gas sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended March 31, 2018 to the three months ended March 31, 2017 (dollars in thousands, except average sales price):

	Q1 2018	Q1 2017	Production	Q1 2017	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (Mcf)	182	978	(796)	$2.33	$(1,855)
Oil (MMBbl)	85	120	(35)	$48.79	$(1,708)
Natural gas liquids (MBbl)	26	27	(1)	$17.30	$(17)
Total oil equivalent (MBoe)	141	310	(169)	$27.74	$(3,580)

	Q1 2018	Q1 2017			Revenue
	Average	Average	Average Sales	Q1 2018	Increase/(Decrease)
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (Mcf)	$2.59	$2.33	$0.26	182	$47
Oil (MMBbl)	$63.55	$48.79	$14.76	85	$1,255
Natural gas liquids (MMbl)	$22.88	$17.30	$5.58	26	$145
Total oil equivalent (Mboe)	$45.87	$27.74	$18.13	141	$1,447

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended March 31, 2018 by $0.6 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended March 31, 2018, the non-cash mark-to-market loss was $1.7 million, compared to a gain of $4.5 million for the same period in 2017. The 2018 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements paid for our commodity derivatives were $0.2 million for the three months ended March 31, 2018, compared to cash settlements received of $1.6 million for the three months ended March 31, 2017.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $2.9 million, or 63%, to $1.8 million for the three months ended March 31, 2018, compared to $4.7 million during the same period in 2017. On a per unit basis, lease operating expenses were $12.43 per Boe, for the three months ended March 31, 2018, and $15.24 per Boe for the same period in 2017. The decreased lease operating expenses per Boe for the comparative periods were primarily the result of the Oklahoma Production Divestiture and Texas Production Divestiture.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2018 was $1.4 million, or $9.67 per Boe, compared to $3.3 million, or $10.58 per Boe, for the same period in 2017. This decrease in the per Boe expense is primarily the result of the Oklahoma Production Divestiture and Texas Production Divestiture. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the three months ended March 31, 2018, we did not record impairment charges. For the same period in 2017, we recorded non-cash charges of $4.7 million to impair certain of our oil and natural gas properties in Texas as part of the Production Acquisition.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Variance
Reconciliation of segment operating income to net income (loss)
Total segment operating income	$10,914	$373	$10,541	NM	(a)
General and administrative	(5,165)	(5,609)	444	(8)%
Unit-based compensation expense	(1,438)	(540)	(898)	NM	(a)
Interest expense, net	(2,599)	(1,883)	(716)	38%
Other income (expense)(b)	(270)	—	(270)	NM	(a)
Net income (loss)	$1,442	$(7,659)	$9,101	NM	(a)

(a)    Variances deemed to be Not Meaningful “NM.”

(b)	Other expense in 2017 excludes earnout rebate. As the rebate is reviewed by the CODM at the segment level, it was included in the Midstream segment operating costs.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, increased 8%, to $6.6 million for the three months ended March 31, 2018, compared to $6.1 million for the same period in 2017. This increase was primarily driven by an increase in asset management fees and outstanding equity awards related to the restricted unit grant on March 21, 2017.

Interest expense, net. Interest expense increased $0.7 million, or 38%, to $2.6 million for the three months ended March 31, 2018, compared to $1.9 million for the same period in 2017. This increase was the result of net draws on our Credit Agreement, primarily to fund capital projects in our joint ventures with Targa.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $1.8 million in cash and cash equivalents and $16.0 million available for borrowing under the Credit Agreement in effect on such date. During the three months ended March 31, 2018, we paid approximately $2.3 million in cash for interest on borrowings under our Credit Agreement and approximately $14.0 thousand in cash for the commitment fee on undrawn commitments.

Our capital expenditures during the three months ended March 31, 2018 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties. Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from joint ventures multiplied by 5.0 initially, 4.75 for the second full quarter after the acquisition of Western Catarina Midstream and 4.5 thereafter. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of March 31, 2018, the borrowing base under the Credit Agreement was $249.3 million, with an elected commitment amount of $200.0 million.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) LIBOR plus an applicable margin between 2.25% and 3.25% per annum based on utilization or (ii) ABR plus an applicable margin between 1.25% and 2.25% per annum based on utilization plus (iii) a commitment fee of 0.500% per annum based on the unutilized borrowing base.  Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly.  Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

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

At March 31, 2018, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of March 31, 2018, the elected commitment amount under our Credit Agreement was set at $200.0 million, and we had $184.0 million of debt outstanding under the facility, leaving us with $16.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2018. Our Credit Agreement matures on March 31, 2020.

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

The following tables as of March 31, 2018, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	66,432	$59.71	62,840	$59.78	59,704	$59.84	188,976	$59.77
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									623,488

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	126,600	$3.00	121,600	$3.00	117,040	$3.00	365,240	$3.00
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									1,223,888

Operating Cash Flows

We had net cash flows provided by operating activities for the three months ended March 31, 2018 of $23.1 million, compared to net cash flow provided by operating activities of $13.6 million for the same period in 2017. This increase was primarily related to an increase in accounts receivable and accounts receivable-related entities of $4.2 million as well as higher average commodity process between the periods resulting in an increase of $1.5 million, and a return from equity investment greater than equity earnings for the period of $1.2 million.

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

Investing Activities

We had net cash flows used in investing activities for the three months ended March 31, 2018 of $1.1 million, consisting primarily of $1.2 million related to midstream activities, including pipeline construction.

We had net cash flows used in investing activities for the three months ended March 31, 2017 of $6.6 million, consisting of $5.8 million related to Seco Pipeline construction and contributions to Carnero Processing of $2.1 million.

Financing Activities

Net cash flows used in financing activities was $20.6 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we distributed $8.7 million and $6.7 million to Class B preferred unit holders and common unit holders, respectively, during the same period.  Additionally, we paid $0.1 million in offering costs and repaid $5.0 million of borrowings.

Net cash flows used in financing activities was $5.4 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we had borrowings under our Credit Agreement of $7.5 million. We distributed $7.0 million and $5.8 million to Class B preferred unit holders and common unit holders, respectively, during the same period. Additionally, we paid $0.1 million in offering costs.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through March 31, 2018, we have not suffered any significant losses with our counterparties as a result of non-performance.

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

As of March 31, 2018, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

See Part 1. Item 1. Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this report for information on new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, including the effects of adverse changes in commodity prices and, potentially, interest rates as described below.

The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

Commodity Price Risk

A significant market risk exposure is in the pricing that we receive for our crude oil, natural gas and NGL production.  Realized pricing is primarily driven by the prevailing market prices applicable to our crude oil, natural gas and NGL production.  Pricing for crude oil, natural gas and NGLs has been volatile and unpredictable for several years, and this volatility is expected to continue in the future.  The prices we receive for our crude oil, natural gas and NGL production depend on many factors outside of our control, such as the relative strength of the global economy and the actions of the Organization of Petroleum Exporting Countries.

To reduce the impact of crude oil and natural gas price volatility on our operations, the Partnership periodically enters into derivative contracts with respect to a portion of its projected crude oil and natural gas production through various transactions that fix or modify the future prices to be realized.  The derivative contracts may include fixed-for-floating price swaps (whereby, on the settlement date, the Partnership will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Partnership pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed price floor over a variable market price), and costless collars (whereby, on the settlement date, the Partnership receives the excess, if any, of a variable market price over a fixed floor price up to a fixed ceiling price for a notional quantity of production).  In addition, the Partnership may periodically enter into call swaptions as a way to achieve greater downside price protection than offered under prevailing fixed-for-floating price swaps by agreeing to expand the notional quantity hedged or extend the notional quantity settlement period under a fixed-for floating price swap at the counterparty’s election on a designated date.

These hedging activities, which are governed by the terms of our Credit Agreement, are intended to support crude oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations.  It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers.  All of our derivatives are currently collateralized by the assets securing our Credit Agreement and therefore currently do not require the posting of cash collateral.  It is never the Partnership’s intention to enter into derivative contracts for speculative trading purposes.

The prices at which we enter into commodity derivative contracts covering our production in the future will be dependent upon crude oil, natural gas and NGL prices at the time we enter into these transactions, which may be substantially higher or lower than past or current crude oil, natural gas and NGL prices.  Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices realized for our future production.  While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties.

At March 31, 2018, the fair value of our commodity derivative contracts was a net liability of approximately $0.5 million.  A 10% increase in the oil and natural gas index prices above the March 31, 2018 prices would result in a decrease in the fair value of our commodity derivative contracts of $3.9 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of $3.9 million.

Interest Rate Risk

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) LIBOR plus an applicable margin between 2.25% and 3.25% per annum based on utilization or (ii) ABR plus an applicable margin between 1.25% and 2.25% per annum based on utilization plus (iii) a commitment fee of 0.500% per annum based on the unutilized borrowing base.  Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly.  Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.  As of March 31, 2018, there was $184.0 million in borrowings outstanding under the Credit Agreement.

As of March 31, 2018, we did not have any interest rate derivative contracts in place.  If we incur significant debt with a risk of fluctuating interest rates in the future under our Credit Agreement, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2018 (the Evaluation Date). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new controls and the modification of certain accounting processes related to revenue recognition. The impact of these changes was not material to our internal control over financial reporting.

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

Item 1A. Risk Factors

Consider carefully the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2017 Annual Report on Form 10-K, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2017 Annual Report; and in our other public filings, press releases, and public discussions with our management. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No common units were purchased in the first quarter 2018, and none have been issued that have not previously been reported on a Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1*,+	Agreement to Purchase Oil and Gas Interests between SEP Holdings IV, LLC and EP Energy E&P Company, L.P., dated April 30, 2018.

10.1*

Eighth Amendment to the Third Amended and Restated Credit Agreement dated as of May 7, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent.

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

*Filed herewith.

**Furnished herewith.

+The exhibits to the Agreement to Purchase Oil and Gas Interests have been omitted pursuant to Item 601(b)(2) of Regulation S- K. The Partnership will furnish copies of such omitted exhibits to the Securities and Exchange Commission upon request. Descriptions of such exhibits are set forth within the body of the Agreement to Purchase Oil and Gas Interests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sanchez Midstream Partners LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: May 10, 2018	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)