Form 10-Q
period 2018-06-30
Sanchez Midstream Partners LP
filed 2018-08-09
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common units outstanding as of August 7, 2018: Approximately 15,972,808 units.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (the “SEC”) that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our business strategy; our acquisition strategy; our financing strategy; our ability to make, maintain and grow distributions; our future operating results; the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements; the ability of our partners to perform under our joint ventures and partnerships; our future capital expenditures; and our plans, objectives, expectations, forecasts, outlook and intentions.

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

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, the following terms have the following meanings:

•

“Sanchez Midstream Partners,” “SNMP,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Midstream Partners LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% or more ownership interest.

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

•	“our general partner” refers to Sanchez Midstream Partners GP LLC, our general partner.
•	“Sanchez Energy” refers to Sanchez Energy Corporation (NYSE: SN) and its consolidated subsidiaries.
•	“SOG” refers to Sanchez Oil & Gas Corporation, an entity that provides operational support to us.
•	“SP Holdings” or “Manager” refers to SP Holdings, LLC, the sole member of our general partner.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Natural gas sales	$226	$2,252	$699	$5,031
Oil sales	1,584	8,109	5,046	19,459
Natural gas liquid sales	400	492	995	959
Gathering and transportation sales	1,661	14,176	3,349	25,387
Gathering and transportation lease revenues	13,168	—	25,486	—
Total revenues	17,039	25,029	35,575	50,836
Expenses
Operating expenses
Lease operating expenses	2,007	3,881	3,978	8,864
Transportation operating expenses	3,071	3,032	5,918	6,328
Cost of sales	—	40	—	77
Production taxes	287	353	609	826
General and administrative expenses	6,919	6,353	12,084	11,962
Unit-based compensation expense	1,347	780	2,785	1,320
Gain on sale of assets	(2,388)	—	(2,388)	—
Depreciation, depletion and amortization	6,545	8,937	13,173	21,118
Asset impairments	—	—	—	4,688
Accretion expense	123	240	249	498
Total operating expenses	17,911	23,616	36,408	55,681
Other (income) expense
Interest expense, net	2,780	1,896	5,379	3,779
Earnings from equity investments	(3,111)	(1,042)	(7,383)	(1,524)
Other expense	1,254	—	1,524	—
Total other (income) expenses	923	854	(480)	2,255
Total expenses	18,834	24,470	35,928	57,936
Income (loss) before income taxes	(1,795)	559	(353)	(7,100)
Income tax expense	—	—	—	—
Net income (loss)	(1,795)	559	(353)	(7,100)
Less
Preferred unit paid-in-kind distributions	(3,500)	—	(3,500)	(2,625)
Preferred unit distributions	(7,000)	(8,750)	(15,750)	(15,750)
Preferred unit amortization	(568)	(433)	(1,099)	(837)
Net loss attributable to common unitholders	$(12,863)	$(8,624)	$(20,702)	$(26,312)
Net loss per unit
Common units - Basic and Diluted	$(0.85)	$(0.62)	$(1.38)	$(1.92)
Weighted Average Units Outstanding
Common units - Basic and Diluted	15,199,779	13,939,993	14,997,058	13,671,557

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,484	$321
Accounts receivable	152	495
Accounts receivable - related entities	6,648	13,099
Prepaid expenses	2,587	2,670
Fair value of commodity derivative instruments	4	942
Total current assets	11,875	17,527
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	117,606	170,750
Gathering and transportation assets	185,615	184,969
Less: accumulated depreciation, depletion, amortization and impairment	(98,483)	(142,574)
Oil and natural gas properties and equipment, net	204,738	213,145
Other assets
Intangible assets, net	165,436	172,166
Fair value of commodity derivative instruments	178	1,318
Equity investments	120,710	123,715
Other non-current assets	485	552
Total assets	$503,422	$528,423

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$4,405	$1,782
Accounts payable and accrued liabilities - related entities	7,065	10,353
Royalties payable	370	371
Fair value of commodity derivative instruments	2,049	756
Other liabilities	260	151
Total current liabilities	14,149	13,413
Other liabilities
Asset retirement obligation	6,264	6,074
Long-term debt, net of debt issuance costs	183,040	187,808
Fair value of commodity derivative instruments	1,809	273
Other liabilities	7,666	6,251
Total other liabilities	198,779	200,406
Total liabilities	212,928	213,819
Commitments and contingencies (See Note 12)
Mezzanine equity
Class B preferred units, 31,000,887 units issued and outstanding as of June 30, 2018 and December 31, 2017	346,761	343,912
Partners' deficit
Common units, 16,000,554 and 14,965,134 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	(56,267)	(29,308)
Total partners' deficit	(56,267)	(29,308)
Total liabilities and partners' capital	$503,422	$528,423

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(353)	$(7,100)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	6,443	14,294
Amortization of debt issuance costs	265	259
Asset impairments	—	4,688
Accretion expense	249	498
Distributions from equity investments	13,101	3,684
Equity earnings in affiliate	(7,383)	(1,524)
Gain from disposition of property and equipment	(2,388)	—
Net (gains) losses on commodity derivative contracts	5,653	(9,268)
Net cash settlements received (paid) on commodity derivative contracts	(706)	3,378
Unit-based compensation	2,785	2,019
Loss on earnout derivative	1,524	—
Amortization of intangible assets	6,730	6,824
Costs for plug and abandon activities	—	(45)
Changes in Operating Assets and Liabilities:
Accounts receivable	185	(369)
Accounts receivable - related entities	6,541	(125)
Prepaid expenses	83	(567)
Other assets	43	(146)
Accounts payable and accrued liabilities	7,687	7,309
Accounts payable and accrued liabilities- related entities	(3,376)	(222)
Royalties payable	(1)	(171)
Net cash provided by operating activities	37,082	23,416
Cash flows from investing activities:
Final settlement of oil and natural gas properties acquisition	—	1,468
Development of oil and natural gas properties	(205)	(210)
Proceeds from sale of assets	5,896	—
Construction of gathering and transportation assets	(1,700)	(15,240)
Purchases of and contributions to equity affiliates	(2,713)	(8,286)
Net cash provided by (used in) investing activities	1,278	(22,268)
Cash flows from financing activities:
Payments for offering costs	(50)	(293)
Proceeds from issuance of debt	—	25,000
Repayment of debt	(5,000)	—
Issuance of common units	—	1,290
Distributions to common unitholders	(13,614)	(12,044)
Class B preferred unit cash distributions	(17,500)	(14,000)
Debt issuance costs	(33)	(27)
Net cash used in financing activities	(36,197)	(74)
Net increase in cash and cash equivalents	2,163	1,074
Cash and cash equivalents, beginning of period	321	957
Cash and cash equivalents, end of period	$2,484	$2,031
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$341	$8,601
Asset retirement obligation	$288	$195
Earnout derivative	$—	$221
Cash paid during the period for interest	$4,788	$3,548

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2018

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Capital, December 31, 2016	13,447,749	$16,744	$16,744
Unit-based compensation programs	217,481	3,373	3,373
Issuance of common units, net of offering costs of $0.6 million	906,613	11,228	11,228
Cash distributions to common unit holders	—	(25,192)	(25,192)
Common units issued as Class B Preferred distributions	393,291	5,250	5,250
Distributions - Class B preferred units	—	(37,671)	(37,671)
Net loss	—	(3,040)	(3,040)
Partners' Deficit, December 31, 2017	14,965,134	(29,308)	(29,308)
Unit-based compensation programs	604,228	2,785	2,785
Issuance of common units, net of offering costs of $0.1 million	431,192	4,572	4,572
Cash distributions to common unit holders	—	(13,614)	(13,614)
Distributions - Class B preferred units	—	(20,349)	(20,349)
Net loss	—	(353)	(353)
Partners' Deficit, June 30, 2018	16,000,554	$(56,267)	$(56,267)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

Organization

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. The Partnership has ownership stakes in oil and natural gas gathering systems, natural gas pipelines, and a natural gas processing facility, all located in the Western Eagle Ford in South Texas. We also own production assets in Texas and Louisiana. We have entered into a shared services agreement (the “Services Agreement”) with SP Holdings, the sole member of our general partner, pursuant to which the Manager provides services that the Partnership requires to operate its business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. On June 2, 2017, Sanchez Production Partners LP changed its name to Sanchez Midstream Partners LP. Manager owns the general partner of SNMP and all of SNMP’s incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements include the accounts of us and our wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  We conduct our business activities as two operating segments: the production of oil and natural gas and the midstream business, which includes Western Catarina Midstream (defined in Note 10 “Intangible Assets”). Our management evaluates performance based on these two business segments.

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07 “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements, but do not expect the impact to be material.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December

15, 2017. The Partnership adopted this ASU on January 1, 2018, using a prospective method; the clarified definition of a business will be applied by the Partnership to transactions executed subsequent to the effective date.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. Additionally, in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. The effective date in ASU 2018-10 is the same as that of ASU 2016-02. ASU 2016-02 updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. The Partnership will not early adopt this standard and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. The Partnership is currently evaluating the impact of these rules on its consolidated financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The Partnership is also in the process of implementing a lease accounting software to properly account for lease data upon adoption. The adoption of this standard will result in an increase in the assets and liabilities on the Partnership’s consolidated balance sheets. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

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

Midstream Segment

The Seco Pipeline Transportation Agreement is our only contract that we account for under Topic 606. The Catarina Midstream Gathering Agreement was classified as an operating lease at inception and is accounted for under ASC 840, Leases, and is reported as Gathering and transportation lease revenue  in our condensed consolidated statement of operations. Both of these contracts are further discussed in Note 13 “Related Party Transactions.”

We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”

Production Segment

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators. We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808, and revenue for these arrangements is recognized based on the information provided to us by the operators.

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in the condensed consolidated statements of operations. As this income is accounted for under ASC 815, Derivatives and Hedging, it is not subject to Topic 606.

We recognized revenue of $17.0 million for three months ended June 30, 2018.  The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Three Months Ended June 30, 2018
	Production	Midstream	Total
Revenues:
Natural gas sales	$226	$—	$226
Oil sales	1,584	—	1,584
Natural gas liquid sales	400	—	400
Gathering and transportation sales	—	1,661	1,661
Gathering and transportation lease revenues	—	13,168	13,168
Total revenues	$2,210	$14,829	$17,039

We recognized revenue of $35.6 million for six months ended June 30, 2018.  The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Six Months Ended June 30, 2018
	Production	Midstream	Total
Revenues:
Natural gas sales	$699	$—	$699
Oil sales	5,046	—	5,046
Natural gas liquid sales	995	—	995
Gathering and transportation sales	—	3,349	3,349
Gathering and transportation lease revenues	—	25,486	25,486
Total revenues	$6,740	$28,835	$35,575

Performance Obligations

Under the Seco Pipeline Transportation Agreement, we agreed to provide transportation services of certain quantities of natural gas from the receipt point to the delivery point.  Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature.  As such, we applied the series guidance and treat these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress. The Seco Pipeline Transportation Agreement requires payment within 30 days following the calendar month of delivery.

The Seco Pipeline Transportation Agreement contains variable consideration in the form of volume variability. As the distinct goods or services (rather than the series) are considered for the purpose of allocating variable consideration, we have taken the optional exception under ASC 606-10-50-14A(b) which is available only for wholly unsatisfied performance obligations for which the criteria in ASC 606-10-32-40 have been met.  Under this exception, neither estimation of variable consideration nor disclosure of the transaction price allocated to the remaining performance obligations is required.  Revenue is alternatively recognized in the period that control is transferred to the customer and the respective variable component of the total transaction price is resolved.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606. At January 1, 2018 and June 30, 2018, our receivables from contracts with customers were $1.1 million and $0.6 million, respectively, and are presented within Accounts receivable – related entities on the condensed consolidated balance sheets.

Reconciliation of Statement of Operations

The impact of adopting Topic 606 on our condensed consolidated statement of operations is as follows (in thousands):

	Three Months Ended June 30, 2018
	As reported	Balances without Adoption Topic 606	Effect of change Higher/(Lower)
Statement of Operations
Gathering and transportation sales	$1,661	$14,829	$(13,168)
Gathering and transportation lease revenues	13,168	—	13,168
Net earnings	$14,829	$14,829	$—

	Six Months Ended June 30, 2018
	As reported	Balances without Adoption Topic 606	Effect of change Higher/(Lower)
Statement of Operations
Gathering and transportation sales	$3,349	$28,835	$(25,486)
Gathering and transportation lease revenues	25,486	—	25,486
Net earnings	$28,835	$28,835	$—

We expect the impact of the adoption of Topic 606 to be immaterial to our net income (loss) on an ongoing basis.

4. ACQUISITIONS AND DIVESTITURES

Briggs Divestiture

In April 2018, we entered into a  purchase and sale agreement to sell specified wellbores and other associated assets and interests in La Salle County Texas (the “Briggs Assets”) for a base purchase price of approximately $4.5 million which, after giving effect to preliminary purchase price adjustments, was reduced to approximately $4.0 million (the “Briggs Divestiture”), and remains subject to final post-closing adjustments. In addition, other than a limited amount of retained obligations, the buyer agreed to assume all obligations relating to the Briggs Assets, including all plugging and abandonment costs, that may arise on or after March 1, 2018. The Briggs Divestiture closed April 30, 2018, and we recorded a gain of approximately $1.6 million on the sale during the second quarter 2018.

Cola Divestiture

In April 2018, we entered into a purchase and sale agreement to sell certain non-operated production assets located in Oklahoma for cash consideration of approximately $1.0 million. The Oklahoma Divestiture closed on April 30, 2018, and we recorded a gain of approximately $1.1 million on the sale during the second quarter 2018.

Texas Production Divestiture

In October 2017, we entered into a purchase and sale agreement to sell specified oil and gas wells, leases and other associated assets and interests located in Texas (the “Texas Production Assets”) for cash consideration of approximately $6.3 million (the “Texas Production Divestiture”). In addition, the buyer agreed to assume all obligations relating to the assets, including all plugging and abandonment costs relating to the Texas Production Assets, that may arise on or after October 1, 2017.  The Texas Production Divestiture closed November 13, 2017, and we recorded a gain of approximately $1.4 million on the sale during the fourth quarter of 2017.

Non-Operated Production Divestiture

In July 2017, we entered into an agreement to assign certain non-operated production assets located in Oklahoma, as well as our equity interests in the entities that owned such assets, in exchange for agreeing upon the apportionment of certain shared litigation costs. The assignment became effective as of July 14, 2017.

Oklahoma Production Divestiture

In May 2017, we entered into a purchase and sale agreement to sell all of the Partnership’s equity interests in the entities that owned our remaining operated Oklahoma production assets for cash consideration of $5.5 million, and assumption by the buyer of all obligations relating to such assets arising after the closing date and all plugging and abandonment costs relating to the assets arising prior to the closing date (the “Oklahoma Production Divestiture”). The Oklahoma Production Divestiture closed July 17, 2017, and we recorded a gain of $2.4 million on the sale during the third quarter of 2017.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Fair Value Measurements at June 30, 2018
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative liability	$—	$(3,676)	$—	$(3,676)
Midstream derivative instrument
Earnout derivative liability	—	—	(7,926)	(7,926)
Total	$—	$(3,676)	$(7,926)	$(11,602)

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

As of June 30, 2018 and December 31, 2017, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

Fair Value on a Non-Recurring Basis

The Partnership follows the provisions of Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. We periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying values may not be recoverable.

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 9, “Asset Retirement Obligation.”

The following table summarizes the non-recurring fair value measurements of our assets as of June 30, 2018 (in thousands):

Fair Value Measurements at June 30, 2018
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
(a)

During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.7 million to impair our producing oil and natural gas properties.  The carrying values of the impaired properties were reduced to a fair value of $7.3 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Credit Agreement – We believe that the carrying value of long-term debt for our Credit Agreement (defined in Note 7 “Long-Term Debt”) approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms.  The debt is classified as a Level 2 input in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.  Our Credit Agreement is discussed further in Note 7, “Long-Term Debt.”

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of June 30, 2018. We prioritize the use of the highest level inputs available in determining fair value such that fair value measurements are determined using the highest and best use as determined by market participants and the assumptions that they would use in determining fair value.

Earnout Derivative – As part of the Carnero Gathering Transaction (defined in Note 11 “Investments”), we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of our earnout derivative as Level 3 inputs and currently present it within the other liabilities lines on the condensed consolidated balance sheets.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's earnout derivative classified as Level 3 in the fair value hierarchy (in thousands):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Beginning balance	$(6,402)	$(4,270)
Initial fair value of earnout derivative	—	221
Loss on earnout derivative	(1,524)	(2,353)
Ending balance	$(7,926)	$(6,402)

Loss included in earnings related to derivatives still held as of June 30, 2018 and December 31, 2017, respectively	$(1,524)	$(2,353)

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

Under Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We will net derivative assets and liabilities for counterparties where we have a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  We have not elected to designate any of our current derivative contracts as hedges; however, changes in the fair value of all of our derivative instruments are recognized in earnings and included in natural gas sales and oil sales in the condensed consolidated statements of operations.

As of June 30, 2018, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	—	$—	62,840	$59.78	59,704	$59.84	122,544	$59.81
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									557,056

Fixed Price Swaps—NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	—	$—	121,600	$3.00	117,040	$3.00	238,640	$3.00
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									1,097,288

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the six months ended June 30, 2018 and the year ended December 31, 2017 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Beginning fair value of commodity derivatives	$1,231	$6,436
Net gains (losses) on crude oil derivatives	(5,657)	3,284
Net gains on natural gas derivatives	4	663
Net settlements paid (received) on derivative contracts:
Oil	771	(6,422)
Natural gas	(25)	(2,730)
Ending fair value of commodity derivatives	$(3,676)	$1,231

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

		Amount of Gain (Loss) in Income
	Location of Gain(Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	in Income	2018	2017	2018	2017
Commodity – Mark-to-Market	Oil sales	$(3,717)	$3,048	$(5,657)	$8,543
Commodity – Mark-to-Market	Natural gas sales	2	165	4	725
		$(3,715)	$3,213	$(5,653)	$9,268

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with four counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. In August 2017, we repositioned certain of our crude oil and natural gas hedges in anticipation of the sale of the Texas Production Assets and, in the process, received $3.6 million in net cash from the counterparties on those hedges. As of June 30, 2018 and December 31, 2017, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Earnout Derivative

Refer to Note 5 “Fair Value Measurements”.

7. LONG-TERM DEBT

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”).  The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020.  Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own, as well as various security and pledge agreements among the Partnership, certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time. The borrowing base for the credit available for our midstream properties is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from Carnero JV (defined in Note 11 “Investments”) multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of June 30, 2018, the borrowing base under the Credit Agreement was $310.0 million, with an elected commitment amount of $200.0 million, and we had $184.0 million of debt outstanding under the facility, leaving us with $16.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2018. Our Credit Agreement matures on March 31, 2020.

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

The Credit Agreement also includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties when made or when deemed to be made, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, loan documents not being valid and a change in control. A change in control is generally defined as the occurrence of one of the following events: (i) our existing general partner ceases to be our sole general partner or (ii) certain specified persons shall cease to own more than 50% of the equity interests of our general partner or shall cease to control our general partner. If an event of default occurs, the lenders will be able to accelerate the maturity of the Credit Agreement and exercise other rights and remedies.

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

At June 30, 2018, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of June 30, 2018 and December 31, 2017, our unamortized debt issuance costs were $1.0 million and $1.2 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement.  Amortization of debt issuance costs recorded during each of the three months ended June 30, 2018 and 2017 were $0.1 million. Amortization of debt issuance costs recorded during each of the six months ended June 30, 2018 and 2017 were $0.3 million.

8. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Gathering and transportation assets
Midstream assets	$185,615	$184,969
Less: Accumulated depreciation and amortization	(30,698)	(26,870)
Total gathering and transportation assets	$154,917	$158,099

Oil and natural gas properties consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Oil and natural gas properties and related equipment
Proved property	$117,606	$170,750
Less: Accumulated depreciation, depletion, amortization and impairments	(67,785)	(115,704)
Oil and natural gas properties and equipment, net	$49,821	$55,046

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization of oil and natural gas-related assets	$1,251	$2,877	$2,614	$6,111
Depreciation and amortization of gathering and transportation related assets	1,929	2,648	3,829	8,183
Amortization of intangible assets	3,365	3,412	6,730	6,824
Total Depreciation, depletion and amortization	6,545	8,937	13,173	21,118
Asset impairments	—	—	—	4,688
Total	$6,545	$8,937	$13,173	$25,806

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

For the three months and six months ended June 30, 2018, we recorded no impairment charges. For the three months ended June 30, 2017, we recorded no impairment charges. For the six months ended June 30, 2017 we recorded non-cash charges of $4.7 million to impair certain of our producing oil and natural gas properties in Texas.

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

The following table is a reconciliation of changes in ARO (in thousands):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Asset retirement obligation, beginning balance	$6,074	$13,579
Liabilities added from escalating working interests	288	198
Sales	(347)	(8,416)
Settlements	—	(60)
Accretion expense	249	773
Asset retirement obligation, ending balance	$6,264	$6,074

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the six months ended June 30, 2018, obligations were sold as part of the Briggs Divestiture and during the year ended December 31, 2017, obligations were sold as part of the Oklahoma Production Divestiture and Texas Production Divestiture.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $165.4 million related to the Gathering Agreement (defined in Note 13 “Related Party Transactions”) with Sanchez Energy that was entered into as part of the acquisition of the Western Catarina gathering system (“Western Catarina Midstream”). Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for the six months ended June 30, 2018 and 2017 was $6.7 million and $6.8 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statement of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Beginning balance	$172,166	$185,766
Disposals	—	(32)
Amortization	(6,730)	(13,568)
Ending balance	$165,436	$172,166

11. INVESTMENTS

In July 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that was 50% owned and operated by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of 15 years and decreases “Earnings from equity investments” line within the condensed consolidated statements of operations.

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. See Note 5 “Fair Value Measurements” for further discussion of the earnout derivative.

In November 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Processing, LLC (“Carnero Processing”), a joint venture that was 50% owned and operated by Targa, for aggregate cash consideration of approximately $55.5 million and the assumption of remaining capital contribution commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of acquisition (the “Carnero Processing Transaction”).

In May 2018, we executed a series of agreements with Targa pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County Texas, to Carnero JV, which expands the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the Carnero Gathering Line to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the joint venture received a new dedication of over 315,000 Comanche acres in the Western Eagle Ford, operated by Sanchez Energy.  As a result of the Carnero JV Transaction we now record our share of earnings and losses from Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting, beginning with the three months ended June 30, 2018.  The HLBV is a balance-sheet approach that calculates the amount we would have received if Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations. In the event of liquidation of Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of June 30, 2018, the Partnership had paid approximately $123.7 million for its investment in Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the “Equity investments” caption on our condensed consolidated balance sheet. For the three months ended June 30, 2018, the Partnership recorded earnings of approximately $3.4 million in equity investments from Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the six months ended June 30, 2018, the Partnership recorded earnings of approximately $8.0 million in equity investments from Carnero JV, which was offset by approximately $0.6 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the “Earnings from equity investments” line within the condensed consolidated statements of operations.  Cash distributions of approximately $13.1 million were received during the six months ended June 30, 2018.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Sales	$179,798	$15,222
Total expenses	163,091	10,960
Net income	$16,707	$4,262

	June 30,	December 31,
	2018	2017
Current assets	$48,079	$38,344
Noncurrent assets	299,187	193,748
Current liabilities	38,575	24,710

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. This earnout has an approximate value of $7.9 million and was recorded on the balance sheet as other liabilities as of June 30, 2018. Refer to Note 13 “Related Party Transactions” for further discussion of the earnings and payments made during 2018 related to the earnout.

13. RELATED PARTY TRANSACTIONS

Sanchez-Related Agreements

We are controlled by our general partner. The sole member of our general partner is Manager, which has no officers. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services and professionals. In connection with providing services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, is paid in cash unless Manager elects for such fee to be paid in our equity. Manager or the Partnership may terminate the Services Agreement at any time with at least 180 days’ notice. Unless terminated pursuant to the immediately preceding sentence, the Services Agreement has an initial ten-year term and will be automatically renewed for an additional ten years unless either Manager or the Partnership provides notice of termination to the other at least 180 days’ prior to the expiration of the initial ten-year term.  During the three and six months ended June 30, 2018, we incurred costs of approximately $2.6 million and $4.9 million, respectively, to Manager under the Services Agreement.

Manager utilizes SOG to provide the services under the Services Agreement. In May 2014, we entered into a Contract Operating Agreement with SOG pursuant to which SOG either provides services to operate, develop and produce our oil and natural gas properties or engages a third-party operator to do so. We also have entered into the Geophysical Seismic Data Use License Agreement with SOG pursuant to which SOG provides us a non-exclusive, royalty-free license to use seismic, geophysical and geological information relating to our oil and natural gas properties that is proprietary to SOG and not restricted by agreements that SOG has with landowners or seismic data vendors.

SOG, headquartered in Houston, Texas, is a private full-service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. Antonio R. Sanchez, III (the Chairman of the board of directors of our general partner), Patricio D. Sanchez (the President and Chief Operating Officer of our general partner and a member on the board of directors of our general partner), and Eduardo A. Sanchez (a member on the board of directors of our general partner), along with their immediate family members, Ana Lee Sanchez Jacobs and Antonio R. Sanchez, Jr., collectively, either directly or indirectly, own a majority of the equity interests of SOG. In addition, Antonio R. Sanchez, Jr. is a member of the board of directors of SOG, and such other individuals, as well as Ana Lee Sanchez Jacobs, are officers of SOG.

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

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Sanchez Energy pursuant to which Sanchez Energy agreed to tender all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in South Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). During the first five years of the term of the Gathering Agreement, Sanchez Energy is required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.  Sanchez Energy is required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through Western Catarina Midstream, in each case, subject to an annual escalation for a positive increase in the consumer price index. For the six months ended June 30, 2018 and 2017, Sanchez Energy paid us approximately $30.5 million and $24.1 million, respectively, pursuant to the terms of the Gathering Agreement. Under Topic 606, this amount is being presented under gathering and transportation lease revenue on the condensed consolidated statements of operations. On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by a subsidiary of Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018. The parties have agreed to continue the incremental infrastructure fee on a month-to-month basis.

In July 2016, we completed the Carnero Gathering Transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Gathering, a joint venture that was 50% owned and operated by Targa for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date.  As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers.  For the three and six months ended June 30, 2018 and 2017,  natural gas received did not exceed the threshold. However, we made an earnout payment to Sanchez Energy for $0.1 million in the first quarter of 2018 related to the year ended December 31, 2017. The earnout is being accounted for as a derivative in the condensed consolidated financial statements. Refer to Note 5 “Fair Value Measurements” for additional discussion.

In November 2016, we completed the Carnero Processing Transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Processing, a joint venture that was 50% owned and operated by Targa, for aggregate cash consideration of approximately $55.5 million and the assumption of remaining capital contribution commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of acquisition. Also in November 2016, the Partnership consummated a Purchase and Sale Agreement with SN Cotulla Assets, LLC and SN Palmetto, LLC, each a wholly-owned subsidiary of Sanchez Energy, to purchase working interests in 23 producing Eagle Ford Shale wellbores located in Dimmit and Zavala counties in South Texas as well as escalating working interests in an additional 11 producing wellbores in the Palmetto Field in Gonzales, Texas for approximately $24.2 million. In October 2016, we entered into an agreement with Sanchez Energy providing us an option to acquire a ground lease, which the parties mutually terminated in September 2017.

In November 2016, in conjunction with our public offering of common units, the Partnership entered into a Common Unit Purchase Agreement with SN UR Holdings, LLC (the “Purchaser”), a wholly owned subsidiary of Sanchez Energy, whereby we issued to the Purchaser 2,272,727 common units for proceeds of approximately $25.0 million.

In September 2017, we entered into an agreement with a subsidiary of Sanchez Energy to transport certain quantities of the subsidiary’s natural gas on a firm basis through a 30 mile natural gas pipeline with 400 MMcf/d capacity designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas, that is 100% owned and operated by the Partnership (the “Seco Pipeline”),  for $0.22 per MMBtu delivered on or after September 1, 2017 (the “Seco Pipeline Transportation Agreement”).  The Seco Pipeline Transportation Agreement continues month-to-month until terminated by either party. For the six months ended June 30, 2018,  SN Catarina paid us approximately $3.8 million pursuant to the terms of that agreement.

In May 2018, we executed the Carnero JV Transaction with Targa.  In connection with the Carnero JV Transaction, effective April 1, 2018, a subsidiary of Sanchez Energy and Carnero JV entered into a Firm Gas Gathering, Processing and Purchase Agreement (the “Carnero Gas Gathering Agreement”) and other related documentation providing for certain gas gathering, treating and processing services in exchange for an approximately 315,000 gross acreage dedication from the subsidiary of Sanchez Energy and its working interest partners.  Additionally, effective April 1, 2018, and in connection with the Carnero JV Transaction, another subsidiary of Sanchez Energy and an affiliate of Targa also amended their Firm Gas Gathering Agreement (the “Amended Gathering Agreement”) and Firm Gas Processing Agreement (the “Amended Processing Agreement”) which were subsequently assigned by the Targa counterparty to Carnero JV.

As of June 30, 2018 and December 31, 2017, the Partnership had a net receivable from related parties of approximately $6.6 million, and $13.1 million, respectively, which are included in “Accounts receivable – related entities” on the consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Partnership also had a net payable to related parties of approximately $7.1 million, and $10.4 million, respectively. The net receivable/payable as of June 30, 2018 and December 31, 2017 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and obligations for general and administrative costs.

Sanchez Energy is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas where it has assembled approximately 485,000 gross leasehold acres (283,000 net acres).  The Chairman of the board of directors of our general partner, Antonio R. Sanchez, III, is Sanchez Energy’s Chief Executive Officer and a member of its board of directors. A member of the board of directors of our general partner, Eduardo A. Sanchez, is the former President of Sanchez Energy. The President and Chief Operating Officer of our general partner, Patricio D. Sanchez, who is also a member of the board of directors of our general partner, is an Executive Vice President of Sanchez Energy. Antonio R. Sanchez, Jr., the father of Antonio R. Sanchez, III, Eduardo A. Sanchez, and Patricio D. Sanchez, is the Executive Chairman of the board of directors of Sanchez Energy. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III and Patricio D. Sanchez beneficially own approximately 7.1%,  3.5%, and 1.5%, respectively, of Sanchez Energy’s shares of common stock outstanding as of June 30, 2018. Sanchez Energy indirectly, through one of its wholly owned subsidiaries, beneficially owned approximately 14.2% of the outstanding common units of SNMP as of June 30, 2018.

14. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2017	283,138	$14.64
Granted	622,534	11.94
Vested	(236,495)	13.62
Returned/Cancelled	(18,306)	12.50
Outstanding at June 30, 2018	650,871	$12.49

In April 2018, the Partnership issued 63,630 restricted common units pursuant to the LTIP to certain directors of the Partnership’s general partner that vested immediately on the date of grant. In April 2018, the Partnership issued 244,813 and 314,091 restricted common units pursuant to the LTIP to executives that vest on the first anniversary of the date of grant and to non-executive employees that vest over three years from the date of grant, respectively.

In March 2017, the Partnership issued 171,231 restricted common units pursuant to the LTIP to executives of the Partnership’s general partner that vested on the first anniversary of the date of grant in March 2018. The unit-based compensation expense for the award was based on the fair value on the day before the date of grant.

As of June 30, 2018,  1,152,965 common units remained available for future issuance to participants under the LTIP.

15. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the six months ended June 30, 2018 and the year ended December 31, 2017.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2017	$0.4375	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.4441	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.4508	November 7, 2017	November 20, 2017	November 30, 2017
December 31, 2017	$0.4508	February 8, 2018	February 20, 2018	February 28, 2018
March 31, 2018	$0.4508	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018	$0.4508	August 8, 2018	August 21, 2018	August 31, 2018

The table below reflects the payment of distributions on Class B Preferred Units (defined below) related to the six months ended June 30, 2018, and the year ended December 31, 2017.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2017 (a)	$0.2258	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.28225	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.28225	November 7, 2017	November 20, 2017	November 30, 2017
December 31, 2017	$0.28225	February 8, 2018	February 20, 2018	February 28, 2018
March 31, 2018	$0.28225	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018 (b)	$0.2258	August 8, 2018	August 21, 2018	August 31, 2018
(a)

The Partnership elected to pay the first quarter 2017 distribution on the Class B Preferred Units in part cash and, with consent of the Class B preferred unitholder, in part common units (in lieu of additional Class B Preferred Units). Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B preferred unit and an aggregate distribution of 184,697 common units, each payable on May 31, 2017 to holders of record on May 22, 2017.

(b)

The Partnership elected to pay the second quarter 2018 distribution on the Class B Preferred Units in part cash and part in Class B Preferred Units. Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred PIK Units, each payable on August 31, 2018 to holders of record on August 21, 2018.

16. PARTNERS’ CAPITAL

Outstanding Units

As of June 30, 2018, we had 31,000,887 Class B Preferred Units outstanding, and 16,000,554 common units outstanding, which included 650,871 unvested restricted common units issued under the LTIP.

Common Unit Issuances

The following table shows the common units issued by the Partnership in 2017 and 2018 to SP Holdings in connection with providing services under the Services Agreement:

	Common	Date of
Three months ended	units	issuance
September 30, 2016	170,750	March 6, 2017
December 31, 2016	154,737	March 6, 2017
March 31, 2017	139,110	June 30, 2017
June 30, 2017	170,497	August 31, 2017
September 30, 2017	186,942	November 30, 2017
December 31, 2017	210,978	March 15, 2018
March 31, 2018	220,214	May 31, 2018

The Partnership elected to pay the first quarter 2017 distribution on the Class B Preferred Units in part cash and, with the consent of the Class B preferred unitholder, in part common units (in lieu of additional Class B Preferred Units).  Accordingly, the Partnership issued 184,697 common units on May 22, 2017, to the Class B preferred unitholder.

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

The Class B Preferred Units are accounted for as mezzanine equity on the consolidated balance sheet. The following table sets forth a reconciliation of the changes in mezzanine equity (in thousands):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Mezzanine equity beginning balance	$343,912	$342,991
Amortization of discount	1,099	1,796
Distributions	19,250	35,875
Distributions paid	(17,500)	(36,750)
Total mezzanine equity	$346,761	$343,912

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

	Three Months Ended June 30,
	2018		2017
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$226	$—	$2,252	$—
Oil sales	1,584	—	8,109	—
Natural gas liquid sales	400	—	492	—
Gathering and transportation sales	—	1,661	—	14,176
Gathering and transportation lease revenues	—	13,168	—	—
Total segment revenues	2,210	14,829	10,853	14,176

Segment operating costs
Lease operating expenses	1,644	363	3,648	233
Transportation operating expenses	—	3,071	—	3,032
Cost of sales	—	—	40	—
Production taxes	287	—	353	—
Gain on sale of assets	(2,388)	—	—	—
Depreciation, depletion and amortization	1,251	5,294	2,924	6,013
Accretion expense	49	74	172	68
Total segment operating costs	843	8,802	7,137	9,346

Segment other income
Earnings from equity investments	—	3,111	27	1,015
Total segment other income	—	3,111	27	1,015

Segment operating income	$1,367	$9,138	$3,743	$5,845

	Six Months Ended June 30,
	2018		2017
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$699	$—	$5,031	$—
Oil sales	5,046	—	19,459	—
Natural gas liquid sales	995	—	959	—
Gathering and transportation sales	—	3,349	—	25,387
Gathering and transportation lease revenues	—	25,486	—	—
Total segment revenues	6,740	28,835	25,449	25,387

Segment operating costs
Lease operating expenses	3,396	582	8,372	492
Transportation operating expenses	—	5,918	—	6,328
Cost of sales	—	—	77	—
Production taxes	609	—	826	—
Gain on sale of assets	(2,388)	—	—	—
Depreciation, depletion and amortization	2,614	10,559	6,205	14,913
Asset impairments	—	—	4,688	—
Accretion expense	103	146	364	134
Total segment operating costs	4,334	17,205	20,532	21,867

Segment other income (loss)
Earnings (loss) from equity investments	—	7,383	(109)	1,633
Total segment other income (loss)	—	7,383	(109)	1,633

Segment operating income	$2,406	$19,013	$4,808	$5,153

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of segment operating income to net income (loss)
Total production operating income	$1,367	$3,743	$2,406	$4,808
Total midstream operating income	9,138	5,845	19,013	5,153
Total segment operating income	10,505	9,588	21,419	9,961

General and administrative expense	(6,919)	(6,353)	(12,084)	(11,962)
Unit-based compensation expense	(1,347)	(780)	(2,785)	(1,320)
Interest expense, net	(2,780)	(1,896)	(5,379)	(3,779)
Other expense(a)	(1,254)	—	(1,524)	—
Net income (loss)	$(1,795)	$559	$(353)	(7,100)
(a)	Other expense in 2017 excludes earnout rebate. As the rebate is reviewed by the CODM at the segment level, it was included in the Midstream segment operating costs.

The following table summarizes the total assets and capital expenditures by operating segment based on the segment realignment as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$53,240	$446,800	$3,382	$503,422
Capital expenditures(b)	$205	$3,940	$—	$4,145

	December 31, 2017
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$58,623	$468,656	$1,144	$528,423
Capital expenditures(b)	$441	$46,452	$—	$46,893

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaids, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

18. VARIABLE INTEREST ENTITIES

The Partnership’s investment in Carnero JV represents a VIE that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from Carnero JV is limited to the capital investment of approximately $120.7 million.

As of June 30, 2018, the Partnership had invested approximately $123.7 million in Carnero JV and no debt has been incurred by Carnero JV. We have included this VIE in the “Equity investments” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Acquisitions and capital investments	$127,774	$125,059
Earnings in equity investments	17,669	10,288
Distributions received	(24,733)	(11,632)
Maximum exposure to loss	$120,710	$123,715

19. SUBSEQUENT EVENTS

On August 8, 2018, the board of directors of our general partner declared a second quarter 2018 cash distribution on the Partnership’s common units of $0.4508 per unit ($1.8032 per unit annualized) payable on August 31, 2018 to the holders of record on August 21, 2018. The Partnership also declared a second quarter distribution on the Class B Preferred Units and elected to pay the distribution in part cash and in part Class B Preferred  Units. Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred PIK Units, each payable on August 31, 2018 to holders of record on August 21, 2018.

On August 8, 2018, the Partnership received an additional commitment of $10.0 million under the Credit Agreement, which increased the facility’s elected commitment amount from $200.0 million to $210.0 million. As of August 8, 2018 we had $184.0 million of debt outstanding under the facility, leaving us with $26.0 million in unused borrowing capacity.

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

Overview

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. The Partnership has ownership stakes in oil and natural gas gathering systems, natural gas pipelines, and a natural gas processing facility, all located in the Western Eagle Ford in South Texas.  Our assets include our wholly-owned Western Catarina Midstream gathering system, our wholly-owned Seco Pipeline, and a 50% interest in Carnero JV, a 50/50 joint venture operated by Targa that owns the Carnero Gathering Line, Raptor Gas Processing Facility, and Silver Oak II, and reversionary working interests and other production assets in Texas and Louisiana. On June 2, 2017, Sanchez Production Partners LP changed its name to Sanchez Midstream Partners LP. Manager owns the general partner of SNMP and all of SNMP’s incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,795)	$559	$(353)	$(7,100)
Adjusted by:
Interest expense, net	2,780	1,896	5,379	3,779
Depreciation, depletion and amortization	6,545	8,937	13,173	21,118
Asset impairments	—	—	—	4,688
Accretion expense	123	240	249	498
Gain on sale of assets	(2,388)	—	(2,388)	—
Unit-based compensation expense	1,347	1,479	2,785	2,019
Unit-based asset management fees	2,647	2,345	4,926	4,375
Distributions in excess of equity earnings	2,360	803	4,197	1,771
(Gain) loss on mark-to-market activities	4,453	(1,347)	6,431	(5,827)
Acquisition and divestiture costs	1,529	424	1,780	553
Adjusted EBITDA	$17,601	$15,336	$36,179	$25,874

Significant Operational Factors

•

Throughput. During the three months ended June 30, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 12.0 MBbls/d of crude oil, 155.4 MMcf/d of natural gas and 11.8 MBbls/d of water. During the three months ended June 30, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.5 MBbls/d of crude oil, 169.6 MMcf/d of natural gas and 16.9 MBbls/d of water. During the three months ended June 30, 2018 Sanchez Energy transported average daily production through the Seco Pipeline of approximately 52.7 MMcf/d of natural gas. During the three and six months ended June 30, 2017 Sanchez Energy did not transport production through the Seco Pipeline as the pipeline was not yet operational. During the six months ended June 30, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.7 MBbls/d of crude oil, 153.6 MMcf/d of natural gas and 10.2 MBbls/d of water. During the six months ended June 30, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.4 MBbls/d of crude oil, 160.7 MMcf/d of natural gas and 8.5 MBbls/d of water. During the six months ended June 30, 2018 Sanchez Energy transported average daily production through the Seco Pipeline of approximately 60.3 MMcf/d of natural gas.

•

Production. Our production for the three months ended June 30, 2018, was 118 MBoe, or an average of 1,297 Boe/d, compared with approximately 290 MBoe, or an average of 3,187 Boe/d, for the three months ended June 30, 2017.  Our production for the six months ended June 30, 2018, was 259 MBoe, or an average of 1,431 Boe/d, compared with approximately 600 MBoe, or an average of 3,315 Boe/d, for the six months ended June 30, 2017. The decreases in production are primarily attributable to the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

•

Capital Expenditures. For the three months ended June 30, 2018,  we spent approximately $0.4 million in capital expenditures, related to the development of Western Catarina Midstream and $0.5 million related to the development of the Seco Pipeline. For the three months ended June 30, 2017, we spent approximately $10.9 million in capital expenditures, consisting of $9.8 million related to the development of the Seco Pipeline and $1.1 million related to the development of Western Catarina Midstream.  For the six months ended June 30, 2018,  we spent approximately $0.8 million in capital expenditures, related to the development of Western Catarina Midstream and $0.5 million related to the development of the Seco Pipeline. For the six months ended June 30, 2017, we spent approximately $24.0 million in capital expenditures, consisting of $21.7 million related to the development of the processing facility and $2.3 million related to the development of Western Catarina Midstream.

•

Hedging Activities. For the three months ended June 30, 2018, the non-cash mark-to-market loss for our commodity derivatives was approximately $3.2 million, compared to a gain of $1.3 million for the same period in 2017. For the six months ended June 30, 2018, the non-cash mark-to-market loss for our commodity derivatives was approximately $4.9 million, compared to a gain of $5.8 million for the same period in 2017.

Recent Developments

On August 8, 2018, the board of directors of our general partner declared a second quarter 2018 cash distribution on the Partnership’s common units of $0.4508 per unit ($1.8032 per unit annualized) payable on August 31, 2018 to the holders of record on August 21, 2018. The Partnership also declared a second quarter distribution on the Class B Preferred Units and elected to pay the distribution in part cash and in part Class B Preferred  Units. Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred PIK Units, each payable on August 31, 2018 to holders of record on August 21, 2018.

Results of Operations by Segment

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2018	2017	Variance
Revenues:
Gathering and transportation sales	$1,661	$14,176	$(12,515)	(88)%
Gathering and transportation lease revenues	13,168	—	13,168	NM (a)
Total gathering and transportation sales	14,829	14,176	653	5%
Operating expenses:
Lease operating expenses	363	233	130	56%
Transportation operating expenses	3,071	3,032	39	1%
Depreciation and amortization	5,294	6,013	(719)	(12)%
Accretion expense	74	68	6	9%
Total operating expenses	8,802	9,346	(544)	(6)%
Other income:
Earnings from equity investments	3,111	1,015	2,096	NM (a)
Operating income	$9,138	$5,845	$3,293	56%

(a)  Variances deemed to be Not Meaningful “NM.”

Gathering and transportation sales. During the three months ended June 30, 2018, Sanchez Energy transported average daily production through the Seco Pipeline of approximately 52.7 MMcf/d of natural gas.

Gathering and transportation lease revenues. We consummated the acquisition of Western Catarina Midstream from Sanchez Energy and entered into the related Gathering Agreement with Sanchez Energy in October 2015. On June 30, 2017, the Gathering Agreement with Sanchez Energy was amended to add an incremental infrastructure fee to be paid by SN Catarina based on water that is delivered through the gathering system through March 31, 2018. The parties have agreed to continue the incremental infrastructure fee on a month-to-month basis. During the three months ended June 30, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 12.0 MBbls/d of crude oil, 155.4 MMcf/d of natural gas and 11.8 MBbls/d of water. During the three months ended June 30, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.5 MBbls/d of crude oil, 169.6 MMcf/d of natural gas and 16.9 MBbls/d of water.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, increased $0.2 million to $0.4 million for the three months ended June 30, 2018 compared to $0.2 million during the same period in 2017. The increase was related to increased ad valorem taxes related to the Seco Pipeline.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expenses remained flat for the three months ended June 30, 2018 and 2017.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased  $0.7 million, or 12%, to $5.3 million for the three months ended June 30, 2018, compared to $6.0 million during the same period in 2017. This decrease was the result of certain midstream assets becoming fully depreciated in June 2017.

Earnings from equity investments. Earnings from equity investments increased $2.1 million to $3.1 million for the three months ended June 30, 2018, compared to $1.0 million for the same period in 2017.  This increase was the result of benefitting from earnings in the Raptor Gas Processing Facility for the full three months ended June 30, 2018.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and costs):

	Three Months Ended
	June 30,
	2018	2017	Variance
Revenues:
Natural gas sales at market price	$224	$2,130	$(1,906)	(89)%
Natural gas hedge settlements	26	651	(625)	(96)%
Natural gas mark-to-market activities	(24)	(486)	462	(95)%
Natural gas total	226	2,295	(2,069)	(90)%
Oil sales at market price	5,301	5,061	240	5%
Oil hedge settlements	(542)	1,215	(1,757)	NM (a)
Oil mark-to-market activities	(3,175)	1,833	(5,008)	NM (a)
Oil total	1,584	8,109	(6,525)	(80)%
NGL sales	400	492	(92)	(19)%
Miscellaneous expense	—	(43)	43	(100)%
Total revenues	2,210	10,853	(8,643)	(80)%
Operating expenses:
Lease operating expenses	1,644	3,648	(2,004)	(55)%
Cost of sales	—	40	(40)	(100)%
Production taxes	287	353	(66)	(19)%
Gain on sale of assets	(2,388)	—	(2,388)	NM (a)
Depreciation, depletion and amortization	1,251	2,924	(1,673)	(57)%
Accretion expense	49	172	(123)	(72)%
Total operating expenses	843	7,137	(6,294)	(88)%
Other income:
Earnings from equity investments	—	27	(27)	(100)%
Operating income	$1,367	$3,743	$(2,376)	(63)%
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	June 30,
	2018	2017	Variance
Net production:
Natural gas (MMcf)	124	925	(801)	(87)%
Oil production (MBbl)	79	110	(31)	(28)%
NGLs (MBbl)	18	26	(8)	(31)%
Total production (MBoe)	118	290	(172)	(59)%
Average daily production (Boe/d)	1,297	3,187	(1,890)	(59)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.02	$3.01	$(0.99)	(33)%
Natural gas price per Mcf without hedge settlements	$1.81	$2.30	$(0.49)	(21)%
Oil price per Bbl with hedge settlements	$60.24	$57.05	$3.19	6%
Oil price per Bbl without hedge settlements	$67.10	$46.01	$21.09	46%
Liquid price per Bbl without hedge settlements	$22.22	$18.92	$3.30	17%
Total price per Boe with hedge settlements	$45.84	$32.93	$12.91	39%
Total price per Boe without hedge settlements	$50.21	$26.49	$23.72	90%
Average unit costs per Boe:
Field operating expenses (a)	$16.36	$13.80	$2.56	19%
Lease operating expenses	$13.93	$12.58	$1.35	11%
Production taxes	$2.43	$1.22	$1.21	99%
Depreciation, depletion and amortization	$10.60	$10.08	$0.52	5%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production. For the three months ended June 30, 2018, 67% of our production was oil, 15% was NGLs and 18% was natural gas as compared to the three months ended June 30, 2017, where 38% of our production was oil, 9% was NGLs and 53% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2017. Combined production has decreased by 172 MBoe for the three months ended June 30, 2018, primarily due to the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

Natural gas, NGLs and oil sales. Unhedged oil sales increased  $0.2 million, or 5%, to $5.3 million for the three months ended June 30, 2018, compared to $5.1 million for the same period in 2017. NGL sales decreased  $0.1 million, or 19%, to 0.4 million for the three months ended June 30, 2018, compared to $0.5 million for the same period in 2017. Unhedged natural gas sales decreased  $1.9 million, or 89%, to $0.2 million for the three months ended June 30, 2018, compared to $2.1 million for the same period in 2017. Total decrease in oil, NGL and natural gas sales for the three months ended June 30, 2018 was primarily the result of the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

Including hedges and mark-to-market activities, our total revenue decreased $8.7 million for the three months ended June 30, 2018, compared to the same period in 2017. This decrease was primarily the result of a $4.5 million decrease in mark-to-market activities, $2.4 million decrease in settlements on oil and natural gas derivatives, and a $1.9 million decrease in natural gas sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended June 30, 2018 to the three months ended June 30, 2017 (dollars in thousands, except average sales price):

	Q2 2018	Q2 2017	Production	Q2 2017	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	124	925	(801)	$2.30	$(1,842)
Oil (MBbl)	79	110	(31)	$46.01	$(1,426)
Natural gas liquids (MBbl)	18	26	(8)	$18.92	$(151)
Total oil equivalent (MBoe)	118	290	(172)	$26.49	$(3,419)

	Q2 2018	Q2 2017			Revenue
	Average	Average	Average Sales	Q2 2018	Increase/(Decrease)
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$1.81	$2.30	$(0.49)	124	$(61)
Oil (MBbl)	$67.10	$46.01	$21.09	79	$1,666
Natural gas liquids (MBbl)	$22.22	$18.92	$3.30	18	$59
Total oil equivalent (MBoe)	$50.21	$26.49	$23.72	118	$1,664

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended June 30, 2018 by $0.6 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended June 30, 2018, the non-cash mark-to-market loss was $3.2 million, compared to a gain of $1.3 million for the same period in 2017. The 2018 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements paid for our commodity derivatives were $0.5 million for the three months ended June 30, 2018, compared to cash settlements received of $1.9 million for the three months ended June 30, 2017.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense.  Lease operating expenses, which includes ad valorem taxes, decreased  $2.0 million, or 55% to $1.6 million for the three months ended June 30, 2018, compared to $3.6 million during the same period in 2017. The decrease for the comparative periods was primarily the result of the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

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

Our depreciation, depletion and amortization expense for the three months ended June 30, 2018 was $1.3 million, compared to $2.9 million for the same period in 2017. This decrease is primarily the result of the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the three months ended June 30, 2018, and 2017 we did not record impairment charges.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Three Months Ended
	June 30,
	2018	2017	Variance
Reconciliation of segment operating income to net income (loss)
Total production operating income	$1,367	$3,743	$(2,376)	(63)%
Total midstream operating income	9,138	5,845	3,293	56%
Total segment operating income	10,505	9,588	917	10%

General and administrative expense	(6,919)	(6,353)	(566)	9%
Unit-based compensation expense	(1,347)	(780)	(567)	73%
Interest expense, net	(2,780)	(1,896)	(884)	47%
Other expense(b)	(1,254)	—	(1,254)	NM (a)
Net income (loss)	$(1,795)	$559	$(2,354)	NM (a)

(a)   Variances deemed to be Not Meaningful “NM.”

(b)	Other expense in 2017 excludes earnout rebate. As the rebate is reviewed by the CODM at the segment level, it was included in the Midstream segment operating costs.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, increased to $8.3 million for the three months ended June 30, 2018, compared to $7.1 million for the same period in 2017.  This increase was primarily driven by a litigation settlement paid during the three months ended June 30, 2018.

Interest expense, net. Interest expense increased  $0.9 million, to $2.8 million for the three months ended June 30, 2018, compared to $1.9 million for the same period in 2017. This increase was the result of net draws on our Credit Agreement, primarily to fund capital projects in our joint ventures with Targa and development of the Seco Pipeline.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017	Variance
Revenues:
Gathering and transportation sales	$3,349	$25,387	$(22,038)	(87)%
Gathering and transportation lease revenues	25,486	—	25,486	NM (a)
Total gathering and transportation sales	28,835	25,387	3,448	14%
Operating costs:
Lease operating expenses	582	492	90	18%
Transportation operating expenses	5,918	6,328	(410)	(6)%
Depreciation and amortization	10,559	14,913	(4,354)	(29)%
Accretion expense	146	134	12	9%
Total operating expenses	17,205	21,867	(4,662)	(21)%
Other income:
Earnings from equity investments	7,383	1,633	5,750	NM (a)
Operating income	$19,013	$5,153	$13,860	NM (a)

(a)  Variances deemed to be Not Meaningful “NM.”

Gathering and transportation sales. During the six months ended June 30, 2018, Sanchez Energy transported average daily production through the Seco Pipeline of approximately 60.3 MMcf/d of natural gas.

Gathering and transportation lease revenues. We consummated the acquisition of Western Catarina Midstream from Sanchez Energy and entered into the related Gathering Agreement with Sanchez Energy in October 2015. On June 30, 2017, the Gathering Agreement with Sanchez Energy was amended to add an incremental infrastructure fee to be paid by SN Catarina based on water that is delivered through the gathering system through March 31, 2018. The parties have agreed to continue the incremental infrastructure fee on a month-to-month basis. During the six months ended June 30, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.7 MBbls/d of crude oil, 153.6 MMcf/d of natural gas and 10.2 MBbls/d of water. During the six months ended June 30, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.4 MBbls/d of crude oil, 160.7 MMcf/d of natural gas and 8.5 MBbls/d of water.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, increased $0.1 million to $0.6 million for the six months ended June 30, 2018 compared to $0.5 million during the same period in 2017. The increase was related to increased ad valorem taxes related to the Seco Pipeline.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expenses decreased $0.4 million to $5.9 million for the six months ended June 30, 2018, compared to $6.3 million during the same period in 2017, which was due to fewer repairs and maintenance on our midstream assets.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased $4.3 million, or 29%, to $10.6 million for the six months ended June 30, 2018, compared to $14.9 million during the same period in 2017. This decrease was the result of certain midstream assets becoming fully depreciated in June 2017.

Earnings from equity investments. Earnings from equity investments increased $5.8 million to $7.4 million for the six months ended June 30, 2018, compared to $1.6 million for the same period in 2017.  This increase was the result of benefitting from earnings in the Raptor Gas Processing Facility for the full six months ended June 30, 2018.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and costs):

	Six Months Ended
	June 30,
	2018	2017	Variance
Revenues:
Natural gas sales at market price	$695	$4,406	$(3,711)	(84)%
Natural gas hedge settlements	26	1,297	(1,271)	(98)%
Natural gas mark-to-market activities	(22)	(572)	550	96%
Natural gas total	699	5,131	(4,432)	(86)%
Oil sales	10,703	10,916	(213)	(2)%
Oil hedge settlements	(772)	2,144	(2,916)	NM (a)
Oil mark-to-market activities	(4,885)	6,399	(11,284)	NM (a)
Oil total	5,046	19,459	(14,413)	(74)%
NGL sales	995	959	36	4%
Miscellaneous expense	—	(100)	100	100%
Total revenues	6,740	25,449	(18,709)	(74)%
Operating costs:
Lease operating expenses	3,396	8,372	(4,976)	(59)%
Cost of sales	—	77	(77)	(100)%
Production taxes	609	826	(217)	(26)%
Gain on sale of assets	(2,388)	—	(2,388)	NM (a)
Depreciation, depletion and amortization	2,614	6,205	(3,591)	(58)%
Asset impairments	—	4,688	(4,688)	(100)%
Accretion expense	103	364	(261)	(72)%
Total operating expenses	4,334	20,532	(16,198)	(79)%
Other income:
Earnings from equity investments	—	(109)	109	(100)%
Operating income	$2,406	$4,808	$(2,402)	(50)%

(a)  Variances deemed to be Not Meaningful “NM.”

	Six Months Ended
	June 30,
	2018	2017	Variance
Net production:
Natural gas (MMcf)	306	1,903	(1,597)	(84)%
Oil production (MBbl)	164	230	(66)	(29)%
NGLs (MBbl)	44	53	(9)	(17)%
Total production (MBoe)	259	600	(341)	(57)%
Average daily production (Boe/d)	1,431	3,315	(1,884)	(57)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.36	$3.00	$(0.64)	(21)%
Natural gas price per Mcf without hedge settlements	$2.27	$2.32	$(0.05)	(2)%
Oil price per Bbl with hedge settlements	$60.55	$56.78	$3.77	7%
Oil price per Bbl without hedge settlements	$65.26	$47.46	$17.80	38%
Liquid price per Bbl without hedge settlements	$22.61	$18.09	$4.52	25%
Total price per Boe with hedge settlements	$44.97	$32.87	$12.10	37%
Total price per Boe without hedge settlements	$47.85	$27.14	$20.71	76%
Average unit costs per Boe:
Field operating expenses (a)	$15.46	$15.33	$0.13	1%
Lease operating expenses	$13.11	$13.95	$(0.84)	(6)%
Production taxes	$2.35	$1.38	$0.97	70%
Depreciation, depletion and amortization	$10.09	$10.34	$(0.25)	(2)%

(a)  Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production. For the six months ended June 30, 2018, 63% of our production was oil, 17% was NGLs and 20% was natural gas as compared to the six months ended June 30, 2017, where 38% of our production was oil, 9% was NGLs and 53% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2017. Combined production has decreased by 341 MBoe for the six months ended June 30, 2018, primarily due to the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

Natural gas, NGLs and oil sales. Unhedged oil sales decreased  $0.2 million, or 2%, to $10.7 million for the six months ended June 30, 2018, compared to $10.9 million for the same period in 2017. NGL sales remained flat for the six months ended June 30, 2018 and 2017. Unhedged natural gas sales decreased $3.7 million, or 84%, to $0.7 million for the six months ended June 30, 2018, compared to $4.4 million for the same period in 2017. Total decrease in oil, NGL and natural gas sales for the six months ended June 30, 2018 was primarily the result of the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

Including hedges and mark-to-market activities, our total revenue decreased $18.7 million for the six months ended June 30, 2018, compared to the same period in 2017. This decrease was primarily the result of a $10.7 million decrease in mark-to-market activities, a $4.2 million decrease in settlements on oil and natural gas derivatives, and a $3.7 million decrease in natural gas sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the six months ended June 30, 2018 to the six months ended June 30, 2017 (dollars in thousands, except average sales price):

	2018	2017	Production	2017	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	306	1,903	(1,597)	$2.32	$(3,705)
Oil (MBbl)	164	230	(66)	$47.46	$(3,132)
NGLs (MBbl)	44	53	(9)	$18.09	$(163)
Total oil equivalent (MBoe)	259	600	(341)	$27.14	$(7,000)

	2018	2017	Average		Revenue
	Average	Average	Sales Price	2018	Increase/(Decrease)
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$2.27	$2.32	$(0.05)	306	$(15)
Oil (MBbl)	$65.26	$47.46	$17.80	164	$2,919
NGLs (MBbl)	$22.61	$18.09	$4.52	44	$199
Total oil equivalent (MBoe)	$47.85	$27.14	$20.71	259	$3,103

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the six months ended June 30, 2018 by $1.2 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the six months ended June 30, 2018, the non-cash mark-to-market loss was $4.9 million, compared to a gain of $5.8 million for the same period in 2017. The 2018 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements paid for our commodity derivatives were $0.7 million for the six months ended June 30, 2018, compared to cash settlements received of $3.4 million for the six months ended June 30, 2017.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses decreased $5.0 million, or 59%, to $3.4 million for the six months ended June 30, 2018, compared to $8.4 million during the same period in 2017. The decreased lease operating expenses for the comparative periods were primarily the result of the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

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

Our depreciation, depletion and amortization expense for the six months ended June 30, 2018 was $2.6 million compared to $6.2 million for the same period in 2017. This decrease is primarily the result of the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the six months ended June 30, 2018, we did not record impairment charges. For the six months ended June 30, 2017, we recorded non-cash charges of $4.7 million to impair certain of our producing oil and natural gas properties in Texas.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017	Variance
Reconciliation of segment operating income to net income (loss)
Total production operating income	$2,406	$4,808	$(2,402)	(50)%
Total midstream operating income	19,013	5,153	13,860	NM	(a)
Total segment operating income	21,419	9,961	11,458	NM	(a)

General and administrative expense	(12,084)	(11,962)	(122)	1%
Unit-based compensation expense	(2,785)	(1,320)	(1,465)	NM	(a)
Interest expense, net	(5,379)	(3,779)	(1,600)	42%
Other expense(b)	(1,524)	—	(1,524)	NM	(a)
Net income (loss)	$(353)	$(7,100)	$6,747	(95)%
(a)	Variances deemed to be Not Meaningful “NM.”
(b)	Other expense in 2017 excludes earnout rebate. As the rebate is reviewed by the CODM at the segment level, it was included in the Midstream segment operating costs.

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, increased to $14.9 million for the six months ended June 30, 2018, compared to $13.3 million for the same period in 2017.  This increase was primarily driven by a litigation settlement paid during the six months ended June 30, 2018.

Interest expense, net. Interest expense increased $1.6 million, or 42%, to $5.4 million for the six months ended June 30, 2018, compared to $3.8 million for the same period in 2017. This increase was the result of net draws on our Credit Agreement, primarily to fund capital projects in our joint ventures with Targa and development of the Seco Pipeline.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $2.5 million in cash and cash equivalents and $16.0 million available for borrowing under the Credit Agreement in effect on such date. During the three months ended June 30, 2018, we paid approximately $2.5 million in cash for interest on borrowings under our Credit Agreement and approximately $20.2 thousand in cash for the commitment fee on undrawn commitments. For the six months ended June 30, 2018, we paid approximately $4.8 million in cash for interest on borrowings under our Credit Agreement and approximately $34.2 thousand in cash for the commitments fee on undrawn commitments.

Our capital expenditures during the three and six months ended June 30, 2018 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020. Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own, as well as various security and pledge agreements among the Partnership, certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties. Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from Carnero JV multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of June 30, 2018, the borrowing base under the Credit Agreement was $310.0 million, with an elected commitment amount of $200.0 million.

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

At June 30, 2018, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of June 30, 2018, the elected commitment amount under our Credit Agreement was set at $200.0 million, and we had $184.0 million of debt outstanding under the facility, leaving us with $16.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2018. Our Credit Agreement matures on March 31, 2020.

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

The following tables as of June 30, 2018, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	—	$—	62,840	$59.78	59,704	$59.84	122,544	$59.81
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									557,056

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2018	—	$—	—	$—	121,600	$3.00	117,040	$3.00	238,640	$3.00
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									1,097,288

Operating Cash Flows

We had net cash flows provided by operating activities for the six months ended June 30, 2018 of $37.1 million, compared to net cash flow provided by operating activities of $23.4 million for the same period in 2017. This increase was primarily related to expedited collection of accounts receivable-related entities which lead to additional cash inflows of $6.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Further, operating cash flows increased as a result of higher average commodity process between the periods of $3.1 million, and a return from equity investment greater than equity earnings for the period of $3.6 million.

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

Investing Activities

We had net cash flows provided by investing activities for the six months ended June 30, 2018 of $1.3 million, consisting primarily of $5.9 million related to proceeds from the sale of oil and natural gas properties, $1.7 million related to midstream activities, including pipeline construction, and $2.7 million related to the purchase of equity investments.

We had net cash flows used in investing activities for the six months ended June 30, 2017 of $22.3 million, consisting of $13.8 million related to pipeline construction and contributions to Carnero Processing and Carnero Gathering totaling $8.5 million.

Financing Activities

Net cash flows used in financing activities was $36.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we distributed $17.5 million and $13.6 million to Class B Preferred Unit holders and common unit holders, respectively, during the same period.  Additionally, we paid $0.1 million in offering costs and repaid borrowings of $5.0 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the sale of oil and natural gas and our use of derivatives. Through June 30, 2018, we have not suffered any significant losses with our counterparties as a result of non-performance.

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

As of June 30, 2018, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

At June 30, 2018, the fair value of our commodity derivative contracts was a net liability of approximately $3.7 million. A 10% increase in the oil and natural gas index prices above the June 30, 2018 prices would result in a decrease in the fair value of our commodity derivative contracts of $3.8 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of $3.8 million.

Interest Rate Risk

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) LIBOR plus an applicable margin between 2.25% and 3.25% per annum based on utilization or (ii) ABR plus an applicable margin between 1.25% and 2.25% per annum based on utilization plus (iii) a commitment fee of 0.500% per annum based on the unutilized borrowing base.  Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly.  Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.  As of June 30, 2018, there was $184.0 million in borrowings outstanding under the Credit Agreement.

As of June 30, 2018, we did not have any interest rate derivative contracts in place.  If we incur significant debt with a risk of fluctuating interest rates in the future under our Credit Agreement, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new controls and the modification of certain accounting processes related to revenue recognition. The impact of these changes was not material to our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No common units were purchased in the second quarter of 2018, and none have been issued in the second quarter of 2018 that have not previously been reported on a Form 8-K.

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

10.1

Eighth Amendment to the Third Amended and Restated Credit Agreement dated as of May 7, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners on May 10, 2018, File No. 001-33147).

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

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: August 9, 2018	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)