Form 10-K
period 2018-12-31
Sanchez Midstream Partners LP
filed 2019-03-07
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of Sanchez Midstream Partners LP Common Units, without par value, held by non-affiliates as of June 30, 2018 was approximately $128,395,151 based upon the NYSE American closing price.

Common Units outstanding on March 7, 2019: 17,464,315 common units.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (“SEC”) that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our business strategy; our acquisition strategy; our financing strategy; our ability to make, maintain and grow distributions; the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements; our future operating results; the ability of our partners to perform under our joint ventures and partnerships; our future capital expenditures; and our plans, objectives, expectations, forecasts, outlook and intentions.

All of these types of statements, other than statements of historical fact included in this Form 10-K, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	our ability to successfully execute our business, acquisition and financing strategies;

•	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;

•	the credit worthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;

•	our ability to make, maintain and grow distributions;

•	the ability of our partners to perform under our joint ventures and partnerships;

•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;

•	our ability to utilize the services, personnel and other assets of the sole member of our general partner, SP Holdings, LLC (“Manager”), pursuant to the Services Agreement (defined below);

•	Manager’s ability to retain personnel to perform its obligations under its shared services agreement with SOG;

•	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;

•	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;

•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;

•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;

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

•	the use of competing energy sources and the development of alternative energy sources;

•	unexpected results of litigation filed against us;

•	the effectiveness of our internal control over financial reporting;

•	disruptions due to extreme weather conditions, such as extreme rainfall, hurricanes or tornadoes;

•	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and

•

the other factors described under “Part I, Item 1A. Risk Factors” in this Form 10-K and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Management cautions all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section and elsewhere in this Form 10-K. The forward-looking statements speak only as of the date made, and other than as required by law, we do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

COMMONLY USED DEFINED TERMS

As used in this Form 10-K, unless the context indicates or otherwise requires, the following terms have the following meanings:

•

“Sanchez Midstream Partners,” “SNMP,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Midstream Partners LP (formerly Sanchez Production Partners LP), its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.

•	“Bbl” means one barrel of 42 U.S. gallons of oil.
•	“Bcf” means one billion cubic feet of natural gas.
•	“Board” means the board of directors of our general partner.
•	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
•	“Boe/d” means one Boe per day.
•	“MBbl” means one thousand barrels of oil or other liquid hydrocarbons.
•	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
•	“MBoe” means one thousand Boe.
•	“Mcf” means one thousand cubic feet of natural gas.
•	“MMBbl” means one million barrels of oil or other liquid hydrocarbons.
•	“MMBoe” means one million Boe.
•	“MMBtu” means one million British thermal units.
•	“MMcf” means one million cubic feet of natural gas.
•	“MMcf/d” means one million cubic feet of natural gas per day.
•

“NGLs” refers to the combination of ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	“our general partner” refers to Sanchez Midstream Partners GP LLC (formerly Sanchez Production Partners GP LLC), our general partner.
•	“Sanchez Energy” refers to Sanchez Energy Corporation (OTC Pink: SNEC) and its consolidated subsidiaries.
•	“SOG” refers to Sanchez Oil & Gas Corporation, an entity that provides operational support to us.
•	“SP Holdings” or “Manager” refers to SP Holdings, LLC, the sole member of our general partner.

PART I

Item 1.Business

Overview

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America.  We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas.  We also own production assets in Texas and Louisiana. We have entered into a shared services agreement (the “Services Agreement”) with Manager, pursuant to which Manager provides operational services to us including overhead, technical, administrative, marketing, accounting, operation, information systems, financial, compliance, insurance, acquisition, disposition and financing services.  On June 2, 2017, we changed our name to Sanchez Midstream Partners LP from Sanchez Production Partners LP. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

Our Relationship with Sanchez Energy, Manager and SOG

We believe that our relationship with Sanchez Energy and associated acreage dedications, provide us with a long range strategic advantage and will continue to provide significant growth opportunities. As of March 7, 2019, Sanchez Energy owned approximately 13.0% of our outstanding common units.  Since March 2015, we have completed three midstream asset acquisitions and two working interest acquisitions from Sanchez Energy. Pursuant to a right-of-first-offer, Sanchez Energy has agreed to offer us the right to acquire any midstream assets that it desires to sell.  However, Sanchez Energy is under no obligation to sell any assets to us or to accept any offer for its assets that we may choose to make.

In addition to being the sole member of our general partner, Manager has an interest in us through its ownership of all of our incentive distribution rights. To perform the scope of work defined in the Services Agreement, Manager has entered into a shared services agreement with SOG, which also has a shared services agreement in place with Sanchez Energy. We believe that our relationships with Manager and SOG provide us with a cost-effective means of operating our assets.  SOG, which was formed in 1972, has a senior management team that averages over 20 years of industry experience. SOG has drilled or participated in over 4,000 wells, directly and through joint ventures, and has successfully built and operated extensive midstream and gathering assets associated with its exploration and production assets.  We leverage SOG’s extensive expertise and experience to execute on our business strategies.

Business Strategy

Our primary business objective is to create long-term value by generating stable and predictable cash flows that allow us to make and grow our cash distributions per common unit over time through the safe and reliable operation of our assets. We plan to achieve this objective by executing the following business strategy:

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

Our business strategy is subject to risks, please read “Part I, Item 1A.  Risk Factors.”

Business Segments

Our business activities are conducted under two operating segments for which we provide information in our consolidated financial statements for the years ended December 31, 2018 and 2017.  These two segments are based on the nature of the operations that are undertaken by each segment and are our:

•	midstream business, which includes Western Catarina Midstream, the Carnero JV and Seco Pipeline (each as defined below); and
•	production business, which includes non-operated oil and natural gas interests located in the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.

For information about our segments’ revenues, profits and losses and total assets, see Note 18 “Reporting Segments” of our Notes to Consolidated Financial Statements.

Midstream Business

Western Catarina Midstream

In October 2015, we acquired a gathering system from Sanchez Energy (“Western Catarina Midstream”), which is located on the western portion of Sanchez Energy’s approximately 106,000 net acres in Dimmit, La Salle and Webb counties, Texas (such net acreage is collectively “Sanchez Energy’s Catarina Asset” and the western portion of such net acreage “Western Catarina”). Western Catarina Midstream consists of approximately 150 miles of gathering pipelines, four main gathering and processing facilities, including stabilizers, storage tanks, compressors and dehydration units, and other related assets in Western Catarina, which are located in Dimmit and Webb counties, Texas, and services upstream production from assets located in the Eagle Ford Shale in South Texas. The gathering lines range in diameter from 4 to 12 inches, with capacity of 200 MMcf/d for natural gas, and 40 MBbl/d for crude oil and NGLs. There are four main gathering and processing facilities, which include eight stabilizers of 5,000 Bbls per day, approximately 25,000 Bbls of storage capacity, pressurized storage for NGLs, approximately 18,000 horsepower of compression and approximately 300 MMcf/d of dehydration capacity. The gathering system is currently used solely to support the gathering, processing and transportation of natural gas, NGLs and crude oil produced by Sanchez Energy at Sanchez Energy’s Catarina Asset. The gathering system has oil interconnects with the Plains All American Pipeline header system delivered to the Gardendale terminal, and to all four takeaway pipelines to Corpus Christi, and natural gas interconnects with Southcross Energy Partners, L.P., Kinder Morgan Inc., Energy Transfer Partners, L.P. and Transwestern Pipeline Company, LLC.

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year firm gas gathering and processing agreement with Sanchez Energy, pursuant to which Sanchez Energy agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in Western Catarina for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”).

All of the revenues from Western Catarina Midstream are currently earned from Sanchez Energy. During the first five years of the term of the Gathering Agreement (or through 2020), Sanchez Energy is required to meet a minimum quarterly volume delivery commitment for oil and natural gas, subject to certain adjustments.  In addition, Sanchez Energy is required to pay contractually agreed upon gathering and processing fees for oil and natural gas volumes tendered through Western Catarina Midstream. In June 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by Sanchez Energy based on water that was delivered to Western Catarina Midstream through March 31, 2018. Since March 31, 2018, we have agreed with Sanchez Energy to continue the incremental infrastructure fee on a month-to-month basis.

During the year ended December 31, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 12.8 MBbls/d of oil, 157.2 MMcf/d of natural gas and 11.0 MBbls/d of water.  The average age of the Western Catarina Midstream assets is approximately eight years, and have an average expected life of approximately 22 additional years.

Carnero JV

In May 2018, we executed a series of agreements with Targa Resources Corp. (NYSE: TRGP) (“Targa”) and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering, LLC (“Carnero Gathering”) and Carnero Processing, LLC (“Carnero Processing”) (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant located in Bee County, Texas (“Silver Oak II”), to Carnero JV, which expanded the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 Comanche acres in the Western Eagle Ford pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche non-operated working interest owners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the joint ventures limited by the capacity of the Raptor Gas Processing Facility.

Seco Pipeline

In August 2017, we completed construction of a 100% owned and operated 30 mile natural gas pipeline with 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas (the “Seco Pipeline”). The Seco Pipeline provides upstream producers with optionality to southern gas markets and creates the potential to export natural gas to premium priced markets in Mexico. On September 1, 2017, we entered into a firm gathering and processing agreement with Sanchez Energy to transport certain quantities of Sanchez Energy’s natural gas on a firm basis through the Seco Pipeline for $0.22 per MMBtu delivered on or after September 1, 2017 (the “Seco Pipeline Transportation Agreement”). The Seco Pipeline Transportation Agreement continues on a month-to-month basis until terminated by either party. During the year ended December 31, 2018, Sanchez Energy transported average daily production through Seco Pipeline of approximately 35.4 MMcf/d of natural gas. The Seco Pipeline has an expected life of approximately 40 years.

Title to Properties

Title to Western Catarina Midstream and the Seco Pipeline assets are either owned in fee or derived from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations.  We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license that is held by us or to the title to any material lease, easement, right-of-way, permit or lease we own, and we believe that we have satisfactory title to all of the material leases, easements, rights-of-way, permits and licenses with respect to all Western Catarina Midstream and Seco Pipeline assets.

Production Business

Our total estimated proved reserves at December 31, 2018, were approximately 3.5 MMBoe, all of which were classified as proved developed, with 13% being natural gas, 15% being NGLs, and 72% being oil. At December 31, 2018, we owned approximately 48 net producing wells. Our total average proved reserve-to-production ratio is approximately 9 years and our portfolio decline rate is 11% to 20% based on our estimated proved reserves at December 31, 2018.

Below is a description of our operations and our oil and natural gas properties by basin at December 31, 2018:

Locations

Of our reserves, 98%  were located in the Eagle Ford Shale on non-operated properties, where production during the year ended December 31, 2018 was 381.8 MBoe and approximately 3,394.5 MBoe of estimated proved reserves were held at December 31, 2018. All of these reserves were classified as proved developed, with 13% being natural gas, 16% being NGLs, and 71% being oil.

The remaining reserves were located on non-operated properties in Louisiana. During the year ended December 31, 2018, production on Louisiana properties was 3.1 MBoe, and approximately 57.7 MBoe of estimated proved reserves were held at December 31, 2018, all of which were classified as proved developed with 100% being oil.

Operations

We do not currently operate any of our production assets. The Eagle Ford Shale properties are operated by SOG and Marathon Oil Company and the Louisiana properties are operated by SOG.

Production Divestitures

Louisiana Divestiture

In September 2018, we entered into a purchase and sale agreement to sell certain non-operated production assets located in Louisiana for cash consideration of approximately $1.3 million. The divestiture closed on October 22, 2018 and we recorded a gain of approximately $0.6 million on the sale.

Briggs Divestiture

In April 2018, we entered into a  purchase and sale agreement to sell specified wellbores and related assets and interests in La Salle County, Texas (the “Briggs Assets”) for a base purchase price of approximately $4.5 million which, after giving effect to purchase price adjustments, was reduced to approximately $4.2 million (the “Briggs Divestiture”). In addition, other than limited obligations retained by us, the buyer agreed to assume all obligations relating to the Briggs Assets, including all plugging and abandonment costs that may arise on or after March 1, 2018. The Briggs Divestiture closed on April 30, 2018 and we recorded a gain of approximately $1.8 million on the sale.

Cola Divestiture

In April 2018, we entered into multiple purchase and sale agreements to sell certain non-operated production assets located in Oklahoma for total cash consideration of approximately $1.0 million. The divestitures were all closed by May 8, 2018 and we recorded a total gain of approximately $1.1 million on the sale.

Texas Production Divestiture

In October 2017, we entered into a purchase and sale agreement to sell specified oil and gas wells, leases and other associated assets and interests located in Texas (the “Texas Production Assets”) for cash consideration of approximately $6.3 million, subject to adjustment for title and environmental defects (the “Texas Production Divestiture”).  In addition, the buyer agreed to assume all obligations relating to the assets, including all plugging and abandonment costs relating to the assets, that arise on or after October 1, 2017.  The Texas Production Divestiture closed November 13, 2017 and we recorded a gain of approximately $1.4 million on the sale.

Non-Operated Production Divestiture

In July 2017, we entered into an agreement to assign certain non-operated production assets located in Oklahoma, as well as our equity interests in the entities that owned such assets, in exchange for agreeing upon the apportionment of certain shared litigation costs. The assignment was effective as of July 14, 2017.

Oklahoma Production Divestiture

In May 2017, we entered into a purchase and sale agreement to sell all of our equity interests in the entities that owned our remaining Oklahoma production assets for cash consideration of $5.5 million, and assumption by the buyer of all obligations relating to the assets arising after the closing date and all plugging and abandonment costs relating to the assets arising prior to the closing date (the “Oklahoma Production Divestiture”).  The Oklahoma Production Divestiture closed July 17, 2017 and we recorded a gain of $2.4 million on the sale.

Proved Reserves of Natural Gas, NGLs, and Oil

The following table reflects our estimates for proved natural gas, NGLs and oil reserves based on the SEC definitions that were used to prepare our financial statements for the periods presented.  The standardized measure values shown in the table are not intended to represent the current market values of our estimated proved reserves.

Reserve data:	2018	2017
Estimated proved reserves:
Oil (MMBbl)	2.5	3.3
Natural gas (MMcf)	2.7	6.7
NGLs (MMBbl)	0.5	0.9
Total proved reserves (MMBoe)	3.5	5.3
Estimated proved developed reserves:
Oil (MMBbl)	2.5	3.3
Natural gas (MMcf)	2.7	6.7
NGLs (MMBbl)	0.5	0.9
Total proved developed reserves (MMBoe)	3.5	5.3
Proved developed reserves as a percent of total reserves	100%	100%
Standardized measure ($ in millions)⁽ᵃ⁾	$52.2	$56.7

(a)

Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves. It is determined using SEC-required prices and costs in effect as of the time of estimation without giving effect to non-property related expenses (such as general and administrative expenses or debt service costs) and discounted using an annual discount rate of 10%. Our standardized measure does not include the impact of derivative transactions or future federal income taxes because we are not subject to federal income taxes. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure shown should not be considered the current market value of our reserves. The 10% discount factor used to calculate present value, which is required, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. Please read “Part I, item 1A. Risk Factors.”

Our 2018 estimates of total proved reserves decreased 1.8 MMBoe from 2017 primarily due to divestitures totaling approximately 1.1 MMBoe.

As of December 31, 2018, we have no remaining proved undeveloped reserves in our reserves base.

We expect to make minimal capital expenditures related to recompletion of existing wells during the year ending December 31, 2019.

At December 31, 2018 and December 31, 2017, Ryder Scott Co. LP (“Ryder Scott”), an independent oil and natural gas engineering firm, prepared estimates of all our proved reserves. We used Ryder Scott’s estimates of our proved reserves to prepare our financial statements. Ryder Scott maintains a degreed staff of highly competent technical personnel. The average experience level of Ryder Scott’s technical staff of engineers, geoscientists and petrophysicists exceeds 20 years, including five to 15 years with a major oil company. The engineering information presented in Ryder Scott’s report was overseen by Mr. Eric Nelson, P.E. Mr. Nelson is an experienced reservoir engineer having been a practicing petroleum engineer since 2002. He has more than 13 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Chemical Engineering from the University of Tulsa and Master of Business Administration degree from the University of Texas. Mr. Nelson is a Registered Professional Engineer in the State of Texas. Our activities with Ryder Scott are coordinated by a reservoir engineer employed by us who has approximately 38 years of experience in the oil and natural gas industry and an engineering degree from the University of Tennessee and a Master of Business Administration from the University of New Orleans. He is a member of the Society of Petroleum Engineers. He has prior reservoir engineering and reserves management experience at Exxon Mobil Corporation, Dominion Resources and Hilcorp Energy. He has extensive experience in managing oil and natural gas reserves processes. He serves as the key technical person reviewing the reserve reports prepared by Ryder Scott prior to review by the Audit Committee and approval by the Board.

Production and Price History

The following table sets forth information regarding net production of natural gas, NGLs and oil and certain price and cost information for each of the periods indicated:

	Years Ended
	December 31,
	2018	2017	Variance
Net production:
Natural gas (MMcf)	434	2,521	(2,087)	(83)%
Oil production (MBbl)	296	414	(118)	(29)%
NGLs (MBbl)	71	102	(31)	(30)%
Total production (MBoe)	439	936	(497)	(53)%
Average daily production (Boe/d)	1,203	2,565	(1,362)	(53)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.30	$3.48	$(1.18)	(34)%
Natural gas price per Mcf without hedge settlements	$2.39	$2.40	$(0.01)	(0)%
Oil price per Bbl with hedge settlements	$62.64	$64.83	$(2.19)	(3)%
Oil price per Bbl without hedge settlements	$67.14	$49.32	$17.82	36%
NGL price per Bbl without hedge settlements	$24.07	$19.58	$4.49	23%
Total price per Boe with hedge settlements	$48.41	$40.19	$8.22	20%
Total price per Boe without hedge settlements	$51.52	$30.41	$21.11	69%
Average unit costs per Boe:
Field operating expenses (a)	$17.82	$14.47	$3.35	23%
Lease operating expenses	$15.31	$12.89	$2.42	19%
Production taxes	$2.51	$1.58	$0.93	59%
Depreciation, depletion and amortization	$10.93	$10.17	$0.76	7%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Existing Wells

The following table sets forth information at December 31, 2018, relating to the existing wells in which we owned a working interest as of that date. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
	Gross	Net	Gross	Net
Operated	—	—	—	—
Non-operated	—	—	91	48
Total	—	—	91	48

We did not convert any proved undeveloped wells into proved producing wells in 2018.

Drilling Activity

With respect to oil and natural gas wells drilled and completed during the years ended December 31, 2018 and 2017, the information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that are capable of producing commercial quantities of oil or natural gas, regardless of whether they produce a reasonable rate of return. No exploratory wells were drilled on any of our properties during the years ended December 31, 2018 or 2017.  During the year ended December 31, 2018, there were no wells drilled either gross or net, and there were no wells in progress.  During the year ended December 31, 2017, one gross well, or approximately 0.2 net wells, was drilled.

Developed and Undeveloped Acreage

The following table sets forth information related to our leasehold acreage as of December 31, 2018.

	Developed		Undeveloped
	Acreage(a)		Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	702	140	—	—

(a)	Developed acres are acres pooled within or assigned to productive wells/units.
(b)	Undeveloped acres are acres on which wells have not been drilled or acres that have not been pooled into a productive unit.
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

Leases

Most of our reserves stem from wellbore rights only. We have a small lease position of less than 1,000 net acres in Louisiana.

Marketing and Major Customers

Our oil and natural gas production in Texas and Louisiana is marketed by the operators of our properties.

Sanchez Energy accounted for 71% and 63% of our total revenue for the years ended December 31, 2018 and 2017, respectively.  We are highly dependent upon Sanchez Energy as our most significant customer, and we expect to derive a substantial portion of our revenue from Sanchez Energy in the foreseeable future.  Accordingly, we are indirectly subject to the business risks of Sanchez Energy. Any development that materially and adversely affects Sanchez Energy’s operations or financial condition could have a material adverse impact on us. Additional information regarding our relationship with Sanchez Energy is provided in “Part III, Item 13. Certain Relationships and Related Transactions, and Manager Independence.”  For additional information on the risks associated with our relationship with Sanchez Energy, please read “Part I, Item 1A. Risk Factors.”

Markets and Competition

We operate in a competitive environment for acquiring properties, marketing oil, NGLs and natural gas and retaining trained personnel.  Many of our competitors have substantially greater financial, technical and personnel resources than us. As a result, our competitors may be able to outbid us for assets, more competitively price their gathering and transportation services and oil and natural gas production, or utilize superior technical resources than our financial or personnel resources permit. Our ability to acquire additional assets will depend on our ability to evaluate and select suitable assets and to consummate transactions in a competitive environment.

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

Neither SOG nor any of its related companies are restricted from competing with us. Additional information regarding our relationship with SOG is provided in “Part III, Item 13. Certain Relationships and Related Transactions, and Manager Independence.”

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

Environmental laws and regulations that could have a material impact on the oil and natural gas industry and our operations include the following:

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and non-hazardous wastes.  With the approval of the federal Environmental Protection Agency (“EPA”), the individual states can administer some or all of the provisions of RCRA, and some states have adopted their own, more stringent requirements. Drilling fluid, produced water and most other wastes associated with the exploration, development and production of oil and natural gas are currently regulated under RCRA’s non-hazardous waste provisions.  Although we do not believe that the current costs of managing any of our wastes are material under presently applicable laws, any future reclassification of oil and natural gas exploration, development and production wastes as hazardous wastes, could increase our costs to manage and dispose of wastes.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, can impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.  These persons can include the owners or operators of the site where the release occurred, and anyone who disposed of, or arranged for the disposal of, a hazardous substance released at the site.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, including response costs, alternative water supplies, damages to natural resources and the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Each state also has environmental cleanup laws analogous to CERCLA.

We currently own, lease or operate numerous properties that have been used for oil and natural gas production for a number of years.  Although we believe that operating and waste disposal practices utilized in the past with respect to these properties were typical for the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal.  In addition, these properties have been operated by third parties or by previous owners or operators whose practices, including the treatment and disposal or release of hazardous substances, wastes or hydrocarbons were not under our control.  These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws.  Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future environmental harm.

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

Oil Pollution Act

The Oil Pollution Act of 1990 amended the Clean Water Act in large part due to the Exxon Valdez incident. Under the Oil Pollution Act, the EPA was directed to promulgate regulations which would create a comprehensive prevention, response, liability and compensation program to deal with oil discharged into United States navigable waters. The Oil Pollution Act imposes ongoing requirements on owners and operators of facilities that handle certain quantities of crude oil, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with a spill. The Oil Pollution Act imposes liability for removal costs and damages resulting from an incident in which oil is discharged into navigable waters and establishes liability for damages for injuries to, or loss of, natural resources.

Air Emissions

The Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements.  In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources.  In October 2015, the EPA finalized rules that lower the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 parts per billion (“ppb”) to 70 ppb, and the EPA published a final rule in July 2018 completing the final designations. States can also impose air emissions limitations that are more stringent than the federal standards imposed by the EPA.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations.  Rules restricting air emissions may require a number of modifications to our operations, including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our operating results.  However, we believe that our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies.  We believe that our operations are in substantial compliance with federal and state air emission standards.

Climate Change

While the U.S. Congress has from time to time considered legislation to reduce emissions of greenhouse gases (“GHGs”), there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, the EPA has used existing Clean Air Act authority to regulate GHGs. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis. In addition, in June 2016, the EPA published New Source Performance Standards (“NSPS”) Subpart 0000a standards that require new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and volatile organic compound emissions. However, in June 2017, the EPA published a proposed rule to stay portions of the Subpart OOOOa standards for two years. In September 2018, the EPA issued proposed revisions to the NSPS applicable to new and modified oil and gas sources, which would reduce the monitoring obligations for wells and compressor stations. Further in October 2018, the EPA issued a draft report which includes a template designed to assist with compliance. Until the rules are finalized, the implementation of the 2016 rules remains uncertain. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to possess and acquire emission allowances which permit corresponding GHG emissions. Furthermore, the U.S. is currently a party to the Paris Agreement adopted in December 2015 to reduce global GHG emissions. However, in June 2017, President Trump announced that the United States plans to withdraw from the Paris Agreement in accordance with the Agreement’s four-year exit process and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and natural gas commissions.  However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices and has finalized a study of the potential environmental impacts of hydraulic fracturing activities, finding that under certain circumstances, the “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. In 2014, the EPA released an Advanced Notice of Proposed Rulemaking seeking public comment on its plans to issue regulations under the Toxic Substances Control Act of 1976 to require companies to disclose information regarding chemicals used in hydraulic fracturing. Further, the Department of the Interior has released final regulations governing hydraulic fracturing on federal oil and natural gas leases which require lessees to file for approval of well stimulation work before commencement of operations and require well operators to disclose the trade names and purposes of additives used in the fracturing fluids. The states in which we operate have also adopted disclosure requirements related to fracturing fluids. Legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  Currently, no states in which we utilize hydraulic fracturing have adopted these regulations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing hydraulic fracturing would impact our business.

Endangered Species

The federal Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions and may materially delay or prohibit land access for development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS was required to make a determination on the listing of more than 250 species as endangered or threatened under the ESA by the end of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our activities.

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

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests that the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations.  In addition, the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our natural gas gathering facilities are subject to change based on future determinations by the FERC, the courts, or the U.S. Congress. If the FERC were to determine that an individual gathering system is not exempt from FERC regulation and the pipelines associated with such gathering system provide interstate transportation, the rates for, and terms and conditions of, services provided by such gathering system would be subject to regulation by the FERC. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect results of operations and cash flows. If any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the cost-based rate established by the FERC.

Gathering services, which may occur upstream of transmission service subject to FERC jurisdiction, is regulated by the states. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Our purchasing and gathering operations are subject to ratable take and common purchaser statutes in the State of Texas.  The ratable take statute generally requires gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling.  Similarly, the common purchaser statute generally requires gatherers to purchase without undue discrimination as to source of supply or producer.  These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply.  These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport gas.

The Railroad Commission of Texas (“TRRC”) requires gatherers to file reports, obtain permits, make books and records available for audit and provide service on a nondiscriminatory basis.  Shippers and producers may file complaints with the TRRC to resolve grievances relating to natural gas gathering access and rate discrimination.

While our gathering systems have not been regulated by the FERC under the NGA, the U.S. Congress may enact legislation or the FERC may adopt regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to further regulation. Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines, and we cannot predict what future action FERC will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas gatherers with which we compete. Failure to comply with those regulations in the future could subject us to civil penalty liability.

The Energy Policy Act of 2005 (“EPAct 2005”), amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by the FERC, and furthermore provides the FERC with additional civil penalty authority. The EPAct 2005 provided the FERC with the power to assess daily civil penalties for violations of the NGA and the Natural Gas Policy Act (“NGPA”). The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. In Order No. 670, the FERC promulgated rules implementing the anti-market manipulation provision of the EPAct 2005. The rules make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to: (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction.

Pipeline Safety Regulation

We are subject to regulation by the United States Department of Transportation (“DOT”) through the Pipelines and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Hazardous Liquid Pipeline Safety Act of 1979, as amended (“HLPSA”) and comparable state statutes with respect to design, installation, inspection, testing, construction, operation, replacement and maintenance of pipeline facilities. HLPSA, as amended, governs he design, installation, testing, construction, operation, replacement and management of crude oil pipeline facilities and also covers petroleum and petroleum products, including NGLs and condensate, and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the U.S. Secretary of Transportation. These regulations include potential fines and penalties for violations. We believe that we are in compliance in all material respects with these HLPSA regulations.

Our natural gas pipelines are subject to regulation by PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (“PIPES Act”). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas (“HCAs”).

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

The HLPSA has been amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2011 Pipeline Safety Act doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions. Effective April 27, 2017, to account for inflation, those maximum civil penalties were increased to $213,268 per day, with a maximum of $2,132,679 for a series of violations. The 2016 Pipeline Safety Act extended PHMSA’s statutory mandate through 2019. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.

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

Other Laws and Regulation

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), and comparable state laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees.  The OSHA hazard communications standard, OSHA Process Safety Management, the EPA community right-

to-know regulations under Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations.  We believe that we are in substantial compliance with these applicable requirements.

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements should not have a material adverse impact on our financial condition and results of operations. As of December 31, 2018, we had no accrued environmental obligations.  We are not aware of any environmental issues or claims that will require material capital expenditures or that will otherwise have a material impact on our financial position or results of operations.  However, we cannot predict how future environmental laws and regulations may impact our operations, and therefore, cannot provide assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial condition, results of operations or cash flows.

Employees

We do not have any employees. In connection with providing the services under the Services Agreement, Manager receives compensation consisting of:  (i) a quarterly fee equal to 0.375% of the value of our properties, (ii) reimbursement for all allocated overhead costs, as well as any direct third-party costs incurred and (iii) for each asset acquisition, disposition or financing, a fee not to exceed 2% of the value of such transaction.

As of March 7, 2019,  6 employees were employed by SOG with their primary function being to provide services for us, all of which were full-time employees.

None of SOG’s employees are subject to a collective bargaining agreement.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10‑K, including the financial statements and the related notes appearing at the end of this Form 10‑K. If any of the following risks, or any risk described elsewhere in this Form 10‑K, were to occur, our business, financial condition or results of operations could be adversely affected. If any of the following risks, or any risk described elsewhere in this Form 10‑K, were to occur, our business, financial condition or results of operations could be adversely affected. The risks below are not the only ones facing the Partnership. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us. This Form 10‑K also contains forward‑looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward‑looking statements as a result of specific factors, including the risks described below.  Also, please read “Cautionary Note Regarding Forward-Looking Statements.”

The risk factors in this Form 10-K are grouped into the following categories:

•	Risks Related to Our Midstream Business;
•	Risks Related to Our Production Business;
•	Risks Related to Financing and Credit Environment;
•	Risks Related to Our Cash Distributions;
•	Risks Related to Regulatory Compliance;
•	Risks Related to an Investment in Us and Our Common Units; and
•	Tax Risks.
Risks Related to Our Midstream Business

Because the majority of our total revenue in general and substantially all of our revenue relating to the operation of our midstream business is derived from Sanchez Energy, any development that materially and adversely affects Sanchez Energy’s operations, financial condition or market reputation could have a material and adverse impact on us.

Sanchez Energy is our most significant customer and accounted for approximately 71% of our total revenue and substantially all of our midstream business revenue for the year ended December 31, 2018.  We are dependent on Sanchez Energy as our only current customer for utilization of Western Catarina Midstream. In addition, Sanchez Energy is the primary customer for utilization of the Carnero Gathering Line, the Raptor Gas Processing Facility and the Seco Pipeline. We expect that a majority of revenues relating to these assets will be derived from Sanchez Energy for the foreseeable future.  As a result, any event, whether in our area of operations or otherwise, that adversely affects Sanchez Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.  Accordingly, we are indirectly subject to the business risks of Sanchez Energy, including, among others:

•

a reduction in or slowing of Sanchez Energy’s development program, especially on Sanchez Energy’s Catarina Asset, which would directly and adversely impact demand for our gathering and processing services;

•	a decline in the price of natural gas, NGLs or oil, which have been extremely volatile for over two years and have recently declined rapidly;
•	Sanchez Energy’s ability to finance its operations and development activities;

•	the availability of capital on an economic basis to fund Sanchez Energy’s exploration and development activities;
•	Sanchez Energy’s ability to replace reserves;
•	Sanchez Energy’s drilling and operating risks, including potential environmental liabilities;
•	Sanchez Energy’s retention and operation of its current assets, including Sanchez Energy’s Catarina Asset and Comanche asset;
•	the speculative nature of drilling wells;
•	transportation capacity constraints and interruptions;
•	adverse effects of governmental and environmental regulation; and
•	losses from pending or future litigation.

A reduction in the price of natural gas, NGLs or oil could cause Sanchez Energy to record oil and natural gas property impairments, which would adversely affect its future business and development.  Sanchez Energy utilizes the successful efforts method of accounting to account for its oil and natural gas exploration and development activities.  Under this method of accounting, a company is required when facts and circumstances indicate that the carrying value may not be recoverable to determine whether the book value of its oil and natural gas properties (excluding unevaluated properties) is less than or equal to the estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. For the year ended December 31, 2018, Sanchez Energy recorded $6.6 million in proved property impairments. Sanchez Energy could incur additional non-cash impairments to its proved oil and natural gas properties in 2019 if the price of natural gas, NGLs or oil declines.  These impairments, along with a substantial and sustained decline in oil and natural gas prices, may materially and adversely affect its future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We are subject to the risk of non-payment or non-performance by Sanchez Energy, including with respect to the Gathering Agreement and the Seco Pipeline Transportation Agreement. During 2018, Sanchez Energy’s stock price declined significantly from a high closing price of $5.99 per share on January 12, 2018 to a low closing price of $0.25 per share on December 27, 2018. In October 2018, Sanchez Energy announced the appointment of two board members with considerable experience in the areas of turnaround management and financial restructuring. In November 2018, Moody’s Investors Service downgraded Sanchez Energy’s corporate family rating from B3 to Caa1. In addition, in December of 2018, Sanchez Energy announced that it had engaged Moelis & Company LLC as a financial advisor to explore strategic alternatives to strengthen its balance sheet and maximize the value of the company. In February 2018, trading in Sanchez Energy’s common stock was suspended on the NYSE and the NYSE notified Sanchez Energy that it’s common stock is subject to delisting proceedings.  We cannot predict the extent to which Sanchez Energy’s business or relationship with us would be impacted from a NYSE delisting, failure to implement a viable strategic alternative or if conditions in the energy industry were to further deteriorate, nor can we estimate the impact that such events would have on Sanchez Energy’s ability to execute its drilling and development program or perform under its various commercial agreements with us, but such events could have materially adverse consequences. Any material non-payment or non-performance by Sanchez Energy would reduce our ability to make distributions to our unitholders.

In addition, due to our relationship with Sanchez Energy, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any further impairment to Sanchez Energy’s financial condition or its credit ratings.

Any material limitation on our ability to access capital as a result of such adverse changes at Sanchez Energy could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, we believe the material adverse changes at Sanchez Energy have negatively impacted our unit price and could continue to do so, limiting our ability to raise capital through equity issuances or debt financing, and may negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

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

The volumes that support our facilities depend on the level of production from wells connected to our facilities, which may be less than expected and will naturally decline over time.  To the extent Sanchez Energy reduces its activity or otherwise ceases to drill and complete wells, especially on Sanchez Energy’s Catarina Asset, revenues for our gathering and processing services will be directly and adversely affected.  In addition, volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time.  In order to maintain or increase throughput levels on our facilities, we must obtain new sources of natural gas, NGLs and oil from Sanchez Energy or other third parties.  The primary factors affecting our ability to obtain additional sources of natural gas, NGLs and oil include (i) the success of Sanchez Energy’s drilling activity in our areas of operation, (ii) Sanchez Energy’s acquisition of additional acreage and (iii) our ability to obtain additional dedications of acreage from Sanchez Energy or new dedications of acreage from other third parties.

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

Under the terms of the lease covering Sanchez Energy’s Catarina Asset, Sanchez Energy is subject to annual drilling and development requirements.  For example, at the present time, the lease requires Sanchez Energy to drill 50 wells per year (with the ability to bank up to 30 wells from a prior period). In addition, Sanchez has various continuous drilling commitments under the leases covering the Comanche asset. If Sanchez Energy fails to meet these minimum drilling commitments, Sanchez Energy could forfeit its acreage under the applicable lease not held by production.  Such a forfeiture could impact Sanchez Energy’s ability to develop additional acreage and replace declining production.

Fluctuations in energy prices can also greatly affect the development of reserves. Declines in commodity prices could have a negative impact on Sanchez Energy’s development and production activity, and if sustained, could lead Sanchez Energy to materially reduce its drilling and completion activities. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.

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

The Gathering Agreement is designed to generate stable cash flows for us over the life of the minimum volume commitment contract term while also minimizing direct commodity price risk.  Under the minimum volume commitment, subject to certain adjustments, Sanchez Energy has agreed to ship a minimum volume of natural gas, NGLs and oil on Western Catarina Midstream or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the minimum volume commitment, which is the first five years of the 15-year term of the Gathering Agreement (or through 2020).  In addition, the Gathering Agreement also includes a minimum quarterly quantity, which is a total amount of natural gas, NGLs and oil that Sanchez Energy must flow on Western Catarina Midstream (or an equivalent monetary amount) each quarter during the minimum volume commitment term.  If Sanchez Energy’s actual throughput volumes are less than its minimum volume commitment for the applicable period, it must extend the minimum volume commitment term on a nominal volume basis, but to no longer than the original five years (subject to certain exceptions), or, in some cases, make a shortfall payment to us at the end of that contract quarter, as applicable.  The amount of the shortfall payment is based on the difference between the actual throughput volume shipped, processed or offset through an extension of the minimum volume commitment term for the applicable period and the minimum volume commitment for the applicable period, multiplied by the applicable fee.  To the extent that Sanchez Energy’s actual throughput volumes are above its minimum volume commitment for the applicable period, the Gathering Agreement contains provisions that allow Sanchez Energy to use the excess volumes as a credit to shorten the minimum volume commitment term, but to no less than four years. Through December 31, 2018, total excess oil and gas volumes from Sanchez Energy have shortened the primary terms of the volume commitments by 279 and 222 days respectively.

Under certain circumstances, it is possible that the combined effect of the minimum volume commitment provisions could result in our receiving substantially reduced revenues or cash flows from Sanchez Energy in a given period.  In the most extreme circumstances:

•	we could incur operating expenses with substantially reduced corresponding revenues from Sanchez Energy; or
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

Interruptions in operations at our facilities or facilities that Targa operates on behalf of the Carnero JV may adversely affect operations and cash flows available for distribution to our unitholders.

Any significant interruption at any of our facilities or the facilities that Targa operates on behalf of the Carnero JV, or in our ability or Targa’s ability on behalf of the Carnero JV, as applicable, to gather, treat or process natural gas, NGLs and oil, would adversely affect operations and cash flows available for distribution to our unitholders.  Operations at impacted facilities could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within our control, such as:

•	unscheduled turnarounds or catastrophic events at physical plants or pipeline facilities;
•	restrictions imposed by governmental authorities or court proceedings;
•	labor difficulties that result in a work stoppage or slowdown;
•	a disruption or decline in the supply of resources necessary to operate a facility;

•	damage to facilities resulting from natural gas, NGLs and oil that do not comply with applicable specifications; and
•	inadequate transportation or market access to support production volumes, including lack of availability of pipeline capacity.

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

All of our midstream assets are located in the Eagle Ford Shale in Texas.  As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations or interruption of the processing or transportation of natural gas, NGLs or oil.

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

Distributions we receive from the Carnero JV may fluctuate from quarter to quarter as Targa, the operator,   has certain discretion over the amount and timing of distributions, which could adversely affect our ability to pay distributions.

We received approximately $24.9 million in cash from the Carnero JV in the form of distributions during the year ended December 31, 2018. Targa, as the operator of the Carnero JV, has certain rights which permit it to affect the amount and timing of distributions to us. For example, Targa has certain discretion with regard to cash reserves and working capital adjustments that may cause the amount of our distributions to fluctuate from quarter-to-quarter. Fluctuations in the amount and timing of distributions from the Carnero JV could adversely affect our ability to pay distributions to our unitholders.

Our participation in joint ventures exposes us to liability or harm to our reputation resulting from failures by our partner.

In 2016, we purchased from Sanchez Energy a 50% equity interest in each of Carnero Gathering and Carnero Processing, each a joint venture that is 50% owned by Targa and operated by Targa. In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing to form an expanded 50 / 50 joint venture in South Texas, Carnero JV, (2) Targa contributed 100% of the equity interest in Silver Oak II to Carnero JV, which expanded the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the Carnero Gathering Line to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, and (4) Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 Comanche acres in the Western Eagle Ford pursuant to a new long-term firm gas gathering and processing agreement. We and Targa are jointly and severally liable for all liabilities and obligations of the Carnero JV. If Targa fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for Targa’s shortfall. Further, if we are unable to adequately address Targa’s performance issues, Sanchez Energy, the main customer on the facilities, may terminate its agreements, which could result in legal liability to us, harm our reputation and reduce cash flows generated from the Carnero Gathering Line and the Raptor Gas Processing Facility.

Increased competition from other companies that provide gathering services could have a negative impact on the demand for our services, which could adversely affect our financial results.

Our ability to flow a sufficient volume of throughput prior to and after the expiration of the Gathering Agreement to maintain current revenues and cash flows could be adversely affected by the activities of our competitors.  Our facilities compete primarily with other gathering and processing systems.  Some competitors have greater financial resources than us and may now, or in the future, have access to greater supplies of natural gas, NGLs and oil than we do.  Some of these competitors may expand or construct facilities that would create additional competition for the services that we provide to Sanchez Energy or other future customers.  In addition, Sanchez Energy or other future customers may develop their own facilities instead of using our midstream assets.  Moreover, Sanchez Energy and its affiliates are not limited in their ability to compete with us outside of the dedicated areas.

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

We do not own the land on which Western Catarina Midstream is located, which could result in disruptions to our operations.

We do not own the land on which Western Catarina Midstream is located, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate.  We currently have certain rights to construct and operate our pipelines on land owned by third parties for a specific period of time and may need to obtain other rights in the future from third parties and governmental agencies to continue these operations or expand Western Catarina Midstream. Our loss of these rights or inability to obtain additional rights, through our inability to renew or obtain right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our right-of-first-offer with Sanchez Energy for midstream assets is subject to risks and uncertainty, and thus may not enhance our ability to grow our business.

Pursuant to a right-of-first-offer, Sanchez Energy has agreed to offer us the right to purchase midstream assets that it desires to transfer to any unaffiliated person through 2030. Sanchez Energy is under no obligation to sell any assets to us or to accept any offer for its assets that we may choose to make. Furthermore, for a variety of reasons, we may decide not to exercise this right when it becomes available.

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

Our operations could be disrupted if our or SOG’s information systems are hacked or fail, causing increased expenses and loss of revenue.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data systems unusable, threats to the security of our facilities and infrastructure, Sanchez Energy’s facilities and infrastructure or other third-party facilities and infrastructure, such as pipelines. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business.

Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including such systems of SOG that we utilize pursuant to the Services Agreement. We process transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system were hacked or otherwise interfered with by an unauthorized access, or were to fail or experience unscheduled downtime for any reason, even if only for a short period, our financial results could be affected adversely.

Additionally, we rely on information systems across our operations, including the management of processes and transactions. A disrupt to any information systems at our operating locations, or at Sanchez Energy’s or another third-party’s pipelines, terminals or operating locations, may cause disruptions to our operations.

These systems could be damaged or interrupted by a security breach, cyber-attack, fire, flood, power loss, telecommunications failure or similar event. Further, our business interruption insurance may not compensate us adequately for losses that may occur. Additionally, federal legislation relating to cybersecurity threats could impose additional requirements on our operations. Finally, our implementation of additional procedures and controls in response to such legislation or to otherwise monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs.

Risks Related to Our Production Business

Market conditions for oil, natural gas and NGLs are highly volatile.  A sustained decline in prices for these commodities could adversely affect our revenue, cash flows, profitability and growth.

Prices for oil, natural gas and NGLs fluctuate widely in response to a variety of factors that are beyond our control, such as:

•	domestic and foreign supply of and demand for oil, natural gas and NGLs;

•	weather conditions and the occurrence of natural disasters;

•	overall domestic and global economic conditions;

•	political and economic conditions in countries producing oil, natural gas and NGLs, including terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war;

•	actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other state‑controlled oil companies relating to oil price and production controls;

•	the effect of increasing liquefied natural gas and exports from the United States;

•	the impact of the U.S. dollar exchange rates on prices for oil, natural gas and NGLs;

•	technological advances affecting energy supply and energy consumption;

•	domestic and foreign governmental regulations, including regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells, and taxation;

•	the impact of energy conservation efforts and alternative fuel requirements;

•	the proximity, capacity, cost and availability of production and transportation facilities for oil, natural gas and NGLs;

•	the availability of refining capacity; and

•	the price and availability of, and consumer demand for, alternative fuels.

Governmental actions may also affect prices for oil, natural gas and NGLs. In the past, prices for oil, natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. Beginning in the latter half of 2014, oil prices declined precipitously, and continued to decline throughout 2015 as well as the start 2016. Although oil prices rebounded in 2017, they declined again in the second half of 2018. Such downward volatility has negatively affected the amount of our net estimated proved reserves and has negatively affected the standardized measure of discounted future net cash flows of our net estimated proved reserves. For the year ended December 31, 2018, we did not record impairment on our oil and natural gas properties. During the same period in 2017, our non-cash impairment charges were approximately $4.7 million, to impair certain of our oil and natural gas properties in Texas.

In addition, our revenue, profitability and cash flow depend upon the prices of and demand for oil, natural gas and NGLs, and continued price volatility and low commodity prices, or a sustained drop in prices could negatively affect our financial results and impede our growth. In particular, sustained declines in commodity prices will:

•	limit our ability to enter into commodity derivative contracts at attractive prices;

•	reduce the value and quantities of our reserves, because declines in prices for oil, natural gas and NGLs would reduce the amount of oil, natural gas and NGLs that we can economically produce;

•	reduce the amount of cash flow available for capital expenditures;

•	limit our ability to borrow money; and

•	make it uneconomical for our operating partners to commence or continue production levels of oil, natural gas and NGLs.

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

The timing of both production and the incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus, their actual present value. In addition, the 10% discount factor used when calculating our discounted future net cash flows in compliance with the Financial Accounting Standard Board’s Accounting Standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations, financial condition and ability to pay distributions to our unitholders.

Future price declines or downward reserve revisions may result in additional write-downs of our asset carrying values, which could adversely affect our results of operations and limit our ability to borrow funds.

Declines in oil and natural gas prices may result in our having to make substantial downward adjustments to our estimated proved reserves.  If this occurs, or if our estimates of development costs increase or production data factors change, accounting rules may require us to write-down, as a noncash charge to earnings, the carrying value of our properties for impairments.  We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method.  We are required to perform impairment tests on our assets periodically and whenever events or circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore would require a write-down.  We have incurred impairment charges in the past and may do so again in the future.  Any impairment could be substantial and have a material adverse effect on our results of operations in the period incurred and our ability to borrow funds under our Credit Agreement, which in turn may adversely affect our ability to make cash distributions to our unitholders.

We depend on certain key customers for sales of our oil and natural gas. To the extent these and other customers reduce the volumes of oil or natural gas they purchase from us and are not replaced by new customers, our revenues and cash available for distribution could decline.

Our oil and natural gas production in Texas and Louisiana is marketed by the operators of our properties. To the extent these or other customers reduce the volumes of oil and natural gas that they purchase from us and are not replaced by new customers, or the market prices for oil and natural gas decline in our market areas, our revenues and cash available for distribution could decline.

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

We depend on our Credit Agreement (as defined below) for future capital needs.  The Credit Agreement restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations.  We are also required to comply with certain financial covenants and ratios.  Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flows from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels.  Our failure to comply with any of the restrictions and covenants under the Credit Agreement could result in an event of default, which could cause all of our existing indebtedness to become immediately due and payable.  Each of the following is also an event of default:

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

In order to increase our asset base, we will need to make expansion capital expenditures.  If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and, as a result, we will be unable to maintain or increase our future cash distributions.  To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings.  Such uses of cash from our operations will reduce cash available for distribution to our unitholders.  Alternatively, we may sell additional common units or other securities to fund our capital expenditures.  Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our or Sanchez Energy’s financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control.  Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders.  In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the prevailing distribution rate.  None of our general partner, Sanchez Energy or any of their respective affiliates is committed to providing any direct or indirect support to fund our growth.

Our Credit Agreement may restrict us from paying any distributions on our outstanding units.

We have the ability to pay distributions to unitholders under our Credit Agreement from available cash, including cash from borrowings under the Credit Agreement, as long as no event of default exists and provided that no distribution to unitholders may be made if the borrowings outstanding, net of available cash, under our Credit Agreement exceed 90% of the borrowing base, after giving effect to the proposed distribution. We have obtained waivers of the Credit Agreement limitation in the past and may need to do so in the future. Our available cash is reduced by any cash reserves established by the Board for the proper conduct of our business and the payment of fees and expenses. Our ability to pay distributions to our unitholders in any quarter will be solely dependent on our ability to generate sufficient cash from our operations and is subject to the approval of the Board.

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

The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules adopted thereunder and other regulations, including EMIR, may adversely affect our ability to hedge risks associated with our business, which may impact our results of operations and cash flows.

The swaps regulatory provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and the rules of the Commodity Futures Trading Commission (“CFTC”) thereunder now in effect and adopted by the CFTC in the future may adversely affect our ability to manage certain of our risks on a cost effective basis. As mandated by the Dodd-Frank Act, the CFTC has proposed rules to set limits on the positions market participants may hold in certain core futures and futures equivalent contracts, option contracts or swaps for or linked to certain physical commodities, including certain oil and natural gas, subject to exceptions for certain bona fide hedging and other types of transactions. If the position limits in the proposed rules or other similar position limits are imposed, our ability to execute our hedging strategies described above could be compromised.

Under the provisions of the Dodd-Frank Act and rules adopted thereunder, we may have to clear on a designated clearing organization and execute on certain markets any swap that we enter into that falls within a class of swaps designated by the CFTC for mandatory clearing unless we qualify for an exception from such requirements as to such swap.  The CFTC has designated six classes of interest rate swaps and credit default swaps for mandatory clearing, but has not yet proposed rules designating any class of physical commodity swaps or other class of swaps for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for the swaps that we enter into to hedge our commercial risks, if we were to fail to qualify for that exception as to a swap we enter into and were required to clear that swap, we would have to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and we would have less flexibility with respect to that swap than we would enjoy were the swap not cleared. Moreover, the application of the mandatory clearing and trade execution requirements and other swap regulations to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.

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

The Dodd-Frank Act’s swaps regulatory provisions, the related rules described above and the record keeping, reporting and business conduct rules imposed by the Dodd-Frank Act on other swaps market participants, as well as EMIR and the regulations imposing the Basel III capital requirements on certain swaps market participants, could significantly increase the cost of derivative contracts (including through requirements to post margin or other collateral, which could adversely affect our available liquidity), materially alter the terms of the derivative contracts that we enter into, particularly the provisions relating to the our need to provide margin with respect to, or collateralize our obligations under such derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our results of operations and cash flows may become more volatile and could be adversely affected.

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

The amount of available cash from which we may pay distributions is defined in both our Credit Agreement and our partnership agreement.  The amount of available cash that we distribute is subject to the definition of operating surplus in our partnership agreement. Ultimately, the amount of available cash that we may distribute to our unitholders principally depends upon the amount of cash that we generate from our operations, which will fluctuate from quarter to quarter based on numerous factors described in this Form 10-K, including this Item 1A.“Risk Factors.”  These and other factors that affect that amount that we can distribute include:

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
•

the amount of cash reserves established by the Board for the proper conduct of our business, including the maintenance of our asset base and the payment of future distributions on our common units and incentive distribution rights; and

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

In order for us to make a distribution from available cash under our Credit Agreement, our outstanding debt balances, net of available cash, must be less than 90% of our borrowing base, as determined by our lenders, after giving effect to the proposed distribution. We have obtained waivers of the Credit Agreement limitation in the past and may need to do so in the future. Our available cash excludes any cash reserves established by the Board for the proper conduct of our business and the payment of fees and expenses. We are subject to additional future borrowing base redeterminations before our Credit Agreement matures in March 2020 and cannot forecast the level at which our lenders will set our future borrowing base. If our lenders reduce our borrowing base because of any of the numerous factors generally described in this caption “Risk Factors,” our outstanding debt balances, net of available cash, may exceed 90% of the borrowing base, as determined by our lenders, and we may be unable to make quarterly distributions.

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

Our revenue, profitability and operating cash flows depend in part upon the prices and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our operating cash flows and may also impact the fees generated by us from our midstream facilities. In particular, declines in commodity prices will directly reduce the value of our reserves, our operating cash flows, our ability to borrow money or raise capital and our ability to pay distributions and may indirectly reduce the cash flows from our midstream facilities. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;

•	the price and level of foreign imports of oil and natural gas;
•	the level of consumer product demand;
•	weather conditions;
•	overall domestic and global economic conditions;
•	political and economic conditions in oil and natural gas producing countries, including those in West Africa, the Middle East and South America;
•	the ability of members of OPEC to agree to and maintain oil price and production controls;
•	the impact of U.S. dollar exchange rates on oil and natural gas prices; technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxation;
•	the impact of energy conservation efforts;
•	the costs, proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the price and availability of alternative fuels; and
•	the increase in the supply of natural gas due to the development of natural gas.

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

Our partnership agreement requires us to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and potential change by the Board at least once a year. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If we underestimate the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures begin to exceed our previous estimates. Over time, if we do not set aside sufficient cash reserves or have available sufficient sources of financing and make sufficient expenditures to maintain our asset base, we will be unable to pay distributions in full, if at all.

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

Inadequate insurance could have a material adverse impact on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

We ordinarily maintain insurance against certain losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us. In addition, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

Risks Related to Regulatory Compliance

Potential regulatory actions could increase our operating or capital costs and delay our operations or otherwise alter the way we conduct our business.

Our business activities are subject to extensive federal, state, and local regulations. Changes to existing regulations or new regulations may unfavorably impact us, our suppliers or our customers. In the United States, legislation that directly impacts the oil and natural gas industry has been proposed covering areas such as emission reporting and reductions, hydraulic fracturing of wells, the repeal of certain oil and natural gas tax incentives and tax deductions and the treatment and disposal of produced water. The EPA has also ruled that carbon dioxide, methane and other greenhouse gases endanger human health and the environment. This allows the EPA to adopt and implement regulations restricting greenhouse gases under existing provisions of the federal Clean Air Act. In addition, provisions of the Dodd-Frank Act, which regulate financial derivatives, may impact our ability to enter into derivatives or require burdensome collateral or reporting requirements. These and other potential regulations could increase our costs, reduce our liquidity, impact our ability to hedge our future oil and natural gas sales, delay our operations or otherwise alter the way that we conduct our business, negatively impacting our financial condition, results of operations and cash flows.

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
•

Our general partner may elect to cause us to issue common units to Manager in connection with a resetting of the target distribution levels related to our incentive distribution rights without the approval of the Conflicts Committee or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its controlled affiliates hold more than 80% of any class of outstanding limited partner interests, then our general partner will have the right, which it may assign or transfer in whole or in part to any of its controlled affiliates or to us, but not the obligation to acquire all, but not less than all, of such class of limited partner interests held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its limited call right.

If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

The standstill in the Board Representation and Standstill Agreement among us, our general partner and Stonepeak Catarina Holdings LLC will expire on March 31, 2019.

In connection with our October 2015 issuance of Class B Preferred Units to Stonepeak Catarina Holdings LLC (“Stonepeak Catarina”), an affiliate of Stonepeak Infrastructure Partners (“Stonepeak”), we entered into that certain Board Representation and Standstill Agreement (the “Representation and Standstill Agreement”), among us, our general partner and Stonepeak Catarina.  The Representation and Standstill Agreement includes a standstill provision pursuant to which Stonepeak Catarina, as the holder of all of our outstanding Class B Preferred Units, agreed that it and its affiliates would refrain from, among other things, (i) acquiring beneficial ownership of additional common units, Class A Preferred Units, Class B Preferred Units or other Partnership Interests (as defined in our partnership agreement); (ii) acquiring any of our debt or assets, or the debt or assets of any of our subsidiaries, (iii) engaging in any hostile takeover activities with respect to us or our general partner, including any merger, consolidation, recapitalization, business combination, joint venture, acquisition or similar transaction involving us or our general partner or any of our respective affiliates or properties

(excluding Sanchez Energy and its subsidiaries and its and their properties), (iv) entering into any transaction the effect of which would be to “short” any of our securities, (v) forming, jointing or participating in any “group” (within the meaning of Section 13(d) of the Exchange Act) with respect to any voting securities of us or our affiliates in respect of any action otherwise prohibited pursuant to the standstill, (vi) calling (or participation in the calling of) a meeting of our partner for the purpose of removing (or approving the removal of) of Sanchez Midstream Partners GP LLC as our general partner and/or electing a successor general partner, (vii) “soliciting” any “proxies” (as such terms are used in the rules and regulation of the SEC) or voting for or in support of (A) the removal of Sanchez Midstream Partners GP LLC as our general partner or (B) the election of any successor general partner, or taking any action the direct effect or purpose of which would be to induce our partners to vote or provide proxies that may be voted in favor of any action contemplated by either of (A) or (B) of this subsection, (viii) issuing, inducing or assisting in the publication of any press release, media report or other publication in connection with the potential or proposed removal of Sanchez Midstream Partners GP LLC as our general partner and/or the election of a successor general partner for the Partnership, and (ix) if Sanchez Midstream Partners GP LLC is removed as our general partner, then the participation in any way in the management, ownership and/or control of the successor general partner or the successor general partner’s operation of us, other than participation by directors designated to the Board by Stonepeak Catarina in connection with the fulfillment of their duties as directors (actions described in the foregoing (i) through (ix), the “Standstill Actions”).  Under the terms of the Representation and Standstill Agreement, the prohibition against taking any of the Standstill Actions expires on March 31, 2019. While we are not aware of any current intentions by Stonepeak Catarina or its affiliates to take any of the Standstill Actions, we will no longer be afforded protection from such actions after March 31, 2019. If any of the Standstill Actions occurs it may materially and adversely affect our business, liquidity, cash flows and prospects.

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will fill gaps under the partnership agreement to enforce the reasonable expectations of the partners, but only where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its other affiliates;
•	whether to exercise its limited call right;
•	whether to seek approval of the resolution of a conflict of interest by the Conflicts Committee; and
•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

Our partnership agreement restricts the remedies available to our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

The effect of eliminating fiduciary standards in our partnership agreement is that the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law will be significantly restricted. For example, our partnership agreement provides that:

•

whenever our general partner, the Board or any committee thereof (including the Conflicts Committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the Board and any committee thereof (including the Conflicts Committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, and under our partnership agreement, a determination, other action or failure to act by our general partner and any committee thereof

(including the Conflicts Committee) will be deemed to be in good faith unless the general partner, the Board or any committee thereof (including the Conflicts Committee) believed that such determination, other action or failure to act was adverse to the interests of the partnership or, with regard to certain determinations by the Board relating to the conflict transactions described below, the Board did not believe that the specified standards were met, and, except as specifically provided by our partnership agreement, neither our general partner, the Board nor any committee thereof (including the Conflicts Committee) will be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

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

o	approved by the Conflicts Committee of the Board, although our general partner is not obligated to seek such approval;
o	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;
o	determined by the Board to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
o

determined by the Board to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the Conflicts Committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the Conflicts Committee and the Board determine that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets above, then it will be presumed that, in making its decision, the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Our common unitholders have limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s and our general partner’s decisions regarding our business. Common unitholders will have no right on an annual or ongoing basis to elect our general partner or the Board. Rather, the Board will be appointed by Manager. Furthermore, if common unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our common unitholders’ ability to influence the manner or direction of management.

Our partnership agreement restricts the voting rights of common unitholders owning 20% or more of our common units.

Common unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the Board, cannot vote on any matter.

Our general partner interest or the control of our general partner may be transferred to a third-party without unitholder consent.

Our general partner is able to transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of any assets it may own without the consent of our common unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of Manager to transfer its membership interest in our general partner to a third party. The new members of our general partner would then be in a position to replace the directors and officers of our general partner in order to control the decisions taken by the Board or such officers.

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

As of March 7, 2019, there were 31,310,896 Class B Preferred Units issued and outstanding which are convertible at any time into not less than 31,310,896 common units (plus additional common units resulting from the issuance of paid-in-kind distributions, if any, on such Class B Preferred Units). Any future conversion of the Class B Preferred Units would dilute the percentage ownership held by our common unitholders. Additionally, any future conversion of Class B Preferred Units will result in the payment of distributions on any additional common units issued as a result of such conversion, and we may not have sufficient available cash to maintain or increase the quarterly distribution amount on our common units following the payment of such distributions.

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

The holder or holders of a majority of the incentive distribution rights, which is currently Manager, has the right, at any time when such holders have received incentive distributions at the highest level to which they are entitled (35.5%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Manager has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights will have the same rights as Manager with respect to resetting target distributions.

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

Because we are a publicly traded limited partnership, the NYSE American does not require us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE American corporate governance requirements.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate income tax rate, and we would also likely pay additional state and local income taxes at varying rates. Distributions to unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits as determined for U.S. federal income tax purposes), and no income, gains, losses, deductions or credits recognized by us would flow through to the unitholders. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be reduced.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative or legislative changes or differing judicial interpretation at any time. For example, from time to time members of the U.S. Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as a partnership for U.S. federal income tax purposes and could negatively impact the value of  an investment in our common units.

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

Pursuant to legislation applicable for partnership tax years beginning after 2017 if the IRS makes audit adjustments to our partnership tax returns, it may assess and collect any taxes (including any applicable penalties or interest) resulting from such audit adjustments directly from us. To the extent possible under these new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed, or, if we are eligible, issue a revised information statement to each current and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current  unitholders may bear some or all of the tax liability resulting from such audit adjustment even if the unitholders did not own units in us  during the tax year under audit.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a common unitholder sells common units, the unitholder will recognize gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if the unitholder sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation, depletion and intangible drilling cost recapture. In addition, because the amount realized may include a unitholder’s share of our liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Unitholders may be subject to limitations on their ability to deduct interest expense we incur.

Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to our business interest income and 30% of our “adjusted taxable income” during the taxable year, computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

Non-U.S. persons are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Internal Revenue Code also imposes a U.S. federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been issued. It is not clear when or if such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although Treasury regulations allow publicly traded partnerships to use a similar monthly simplifying convention, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects of our proration method.  Accordingly, our counsel is unable to opine as to the validity of this method.  If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

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

A successful IRS challenge to these methods or allocations could adversely affect the timing, character or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A description of our properties is included in “Part I, Item 1. Business,” and is incorporated herein by reference.

The obligations under our Credit Agreement are secured by mortgages on substantially all of our assets. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement,” in this Form 10-K for additional information concerning our Credit Agreement.

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

Holders

The number of unitholders of record of our common units was approximately 59 on March 7, 2019, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Distributions

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Benefits Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2018.

Unregistered Sales of Securities

In connection with providing services under the Services Agreement for the year ended December 31, 2018, the Partnership issued 989,544 common units to Manager. See Note 14 "Related Party Transactions" for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 4(2) thereof as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

No common units were repurchased by us during the fourth-quarter 2018.

Default Upon Senior Securities

There were no defaults on senior securities for the years ended December 31, 2018 or 2017.

 Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, forecasts, guidance, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Cautionary Note Regarding Forward-Looking Statements” and the risk factors and other cautionary statements described in “Part I, Item 1A. Risk Factors” included elsewhere in this Form 10-K.

Overview

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas.  Our assets include our wholly-owned Western Catarina Midstream gathering system, our wholly-owned Seco Pipeline, and a 50% interest in Carnero JV, a 50/50 joint venture operated by Targa that owns the Carnero Gathering Line, Raptor Gas Processing Facility, and Silver Oak II, and reversionary working interests and other production assets in Texas and Louisiana. On June 2, 2017, we changed our name to Sanchez Midstream Partners LP from Sanchez Production Partners LP. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

Significant Operational Factors in 2018

Some key highlights of our business activities for the year ended December 31, 2018 were:

•	In April 2018, we completed the Briggs Divestiture for cash consideration of approximately $4.2 million.
•	In May 2018, we completed the Cola Divestiture for cash consideration of approximately $1.0 million.
•

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which we formed an expanded 50 / 50 joint venture with Targa in South Texas, the Carnero JV, and received an acreage dedication from Sanchez Energy and its working interest partners of over 315,000 Comanche acres in the Western Eagle Ford pursuant to a new long-term firm gas gathering and processing agreement.

•	In October 2018, we completed the Louisiana Divestiture for cash consideration of approximately $1.3 million.

How We Evaluate Our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on Western Catarina Midstream and the Seco Pipeline;
•	our operating expenses; and
•	our Adjusted EBITDA, a non-GAAP financial measure (for a definition of Adjusted EBITDA please read “Non-GAAP Financial Measures-Adjusted EBITDA”).

Throughput Volumes

Upon the acquisition of Western Catarina Midstream, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within the dedicated areas in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Sanchez Energy on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Sanchez Energy from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, and throughput volumes are dependent on gas processed at the Raptor Gas Processing Facility and demand for dry gas in markets in South Texas. Natural gas is currently being transported through the Seco Pipeline under the Seco Pipeline Transportation Agreement. Future throughput volumes on the Seco Pipeline are dependent on the continuation of this month-to-month agreement with Sanchez Energy, execution of a new agreement with Sanchez Energy, or execution of an agreement with a third-party.

Operating Expenses

Our management seeks to maximize Adjusted EBITDA in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (which generally consists of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and natural gas production or the throughput volumes on our midstream assets, but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results and guidance presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-K.  We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us.  We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs.

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss).  Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income (loss). Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income (loss). Adjusted EBITDA should not be considered in isolation or as a  substitute for analysis of our results as reported under GAAP.  Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Years Ended
	December 31,
	2018	2017
Net income (loss)	$15,691	$(3,040)
Adjusted by:
Interest expense, net	10,961	8,341
Income tax expense	190	—
Depreciation, depletion and amortization	25,987	34,830
Asset impairments	—	4,688
Accretion expense	497	773
Gain on sale of assets	(3,186)	(4,150)
Unit-based compensation expense	1,938	3,373
Unit-based asset management fees	8,646	8,820
Distributions in excess of equity earnings	9,754	5,792
(Gain) loss on mark-to-market activities	(3,229)	7,558
Commodity derivatives settled early	—	(3,602)
Acquisition and divestiture costs	2,150	1,646
Adjusted EBITDA	$69,399	$65,029

Significant Operational Factors

•

Throughput. During the year ended December 31, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 12.8 MBbls/d of oil, 157.2 MMcf/d of natural gas and 11.0 MBbls/d of water. During the year ended December 31, 2018, Sanchez Energy transported average daily production through Seco Pipeline of approximately 35.4 MMcf/d of natural gas. During the year ended December 31, 2017, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.6 MBbls/d of oil, 163.9 MMcf/d of natural gas and 12.2 MBbls/d of water. During the year ended December 31, 2017, Sanchez Energy transported average daily production through Seco Pipeline of approximately 61.1 MMcf/d of natural gas.

•

Production. Our production for the year ended December 31, 2018 was 439 MBoe, or an average of 1,203 Boe/d, compared to approximately 936 MBoe, or an average of 2,565 Boe/d, for the same period in 2017.

•

Capital Expenditures. For the year ended December 31, 2018, we spent approximately $2.0 million in capital expenditures, consisting of $1.4 million related to the development of Western Catarina Midstream and $0.6 million related to the development of the Seco Pipeline. For the year ended December 31, 2017, we spent approximately $32.8 million in capital expenditures, consisting of $2.5 million related to the development of Western Catarina Midstream and $30.3 million related to the development of the Seco Pipeline.

•

Hedging Activities. For the year ended December 31, 2018, the non-cash mark-to-market gain for our commodity derivatives was approximately $2.7 million, compared to a loss of $5.2 million for the same period in 2017.

Results of Operations by Segment

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Years Ended
	December 31,
	2018	2017	Variance
Revenues:
Gathering and transportation sales	$6,651	$55,825	$(49,174)	NM (a)
Gathering and transportation lease revenues	53,025	—	53,025	NM (a)
Total gathering and transportation sales	59,676	55,825	3,851	7%
Operating costs:
Lease operating expenses	1,145	928	217	23%
Transportation operating expenses	12,316	11,600	716	6%
Depreciation and amortization	21,189	25,308	(4,119)	(16)%
Accretion expense	299	274	25	9%
Total operating expenses	34,949	38,110	(3,161)	(8)%
Other income:
Earnings from equity investments	12,859	7,986	4,873	61%
Operating income	$37,586	$25,701	$11,885	46%

(a) Variances deemed to be Not Meaningful “NM.”

Gathering and transportation sales. Gathering and transportation sales decreased approximately $49.1 million to approximately $6.7 million for the year ended December 31, 2018, compared to approximately $55.8 million during the same period in 2017. This decrease was attributable to the disaggregation of gathering and transportation sales as we began accounting for revenues from the Seco Pipeline under Topic 606 at the beginning of 2018, while revenues from the Gathering Agreement are accounted for under ASC 840. Total gathering and transportation sales increased approximately $3.9 million, or 7%, to approximately $59.7 million compared to approximately $55.8 million for the same period in 2017. This increase was due to the Seco Pipeline being in service for a full year during the year ended December 31, 2018 compared to a partial year for the year ended December 31, 2017 starting in August 2017 when the Seco Pipeline went into service.

Gathering and transportation lease revenues. Gathering and transportation leave revenues were approximately $53.0 million for the year ended December 31, 2018. Gathering and transportation lease revenues were not reported during the year ended December 31, 2017.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, increased approximately $0.2 million, or 23%, to $1.1 million for the year ended December 31, 2018, compared to approximately  $0.9 million during the same period in 2017. This increase was the result of additional ad valorem taxes incurred on the Seco Pipeline during 2018.

Transportation operating expenses. Our transportation operating expenses generally consist of gathering and transportation operating expenses, labor, vehicles, supervision, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expense increased approximately $0.7 million, or 6%, to approximately $12.3 million for the year ended December 31, 2018, compared to approximately $11.6 million during the same period in 2017. The increase was due to the Seco Pipeline being in service for a full year during the year ended December 31, 2018 compared to a partial year for the year ended December 31, 2017.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased approximately $4.1 million, or 16%, to approximately $21.2 million for the year ended December 31, 2018, compared to approximately $25.3 million during the same period in 2017. The decrease was the result of accelerated depreciation recognized at the beginning of 2017 relating to a decrease in estimated useful life on some of our midstream assets.

Earnings from equity investments. Earnings from equity investments increased approximately  $4.9  million, or 61%, to approximately $12.9 million for the year ended December 31, 2018, compared to approximately $8.0 million for the same period in 2017. This increase was the result of benefitting from a full year of earnings in the Raptor Gas Processing facility for the year ended December 31, 2018.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and costs):

	Years Ended
	December 31,
	2018	2017	Variance
Revenues:
Natural gas sales at market price	$1,037	$6,054	$(5,017)	(83)%
Natural gas hedge settlements	(37)	2,730	(2,767)	NM (a)
Natural gas mark-to-market activities	(47)	(2,067)	2,020	NM %
Natural gas total	953	6,717	(5,764)	(86)%
Oil sales	19,872	20,417	(545)	(3)%
Oil hedge settlements	(1,330)	6,422	(7,752)	NM (a)
Oil mark-to-market activities	2,730	(3,138)	5,868	NM (a)
Oil total	21,272	23,701	(2,429)	(10)%
NGL sales	1,709	1,997	(288)	(14)%
Miscellaneous expense	—	(91)	91	NM (a)
Total revenues	23,934	32,324	(8,390)	(26)%
Operating costs:
Lease operating expenses	6,719	12,066	(5,347)	(44)%
Cost of sales	—	77	(77)	(100)%
Production taxes	1,104	1,476	(372)	(25)%
Gain on sale of assets	(3,186)	(4,150)	964	23%
Depreciation, depletion and amortization	4,798	9,522	(4,724)	(50)%
Asset impairments	—	4,688	(4,688)	(100)%
Accretion expense	198	499	(301)	(60)%
Total operating expenses	9,633	24,178	(14,545)	(60)%
Other income:
Loss from equity investments	—	(101)	101	NM (a)
Operating income	$14,301	$8,045	$6,256	78%

 (a) Variances deemed to be Not Meaningful “NM.”

	Years Ended
	December 31,
	2018	2017	Variance
Net production:
Natural gas (MMcf)	434	2,521	(2,087)	(83)%
Oil production (MBbl)	296	414	(118)	(29)%
NGLs (MBbl)	71	102	(31)	(30)%
Total production (MBoe)	439	936	(497)	(53)%
Average daily production (Boe/d)	1,203	2,565	(1,362)	(53)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.30	$3.48	$(1.18)	(34)%
Natural gas price per Mcf without hedge settlements	$2.39	$2.40	$(0.01)	(0)%
Oil price per Bbl with hedge settlements	$62.64	$64.83	$(2.19)	(3)%
Oil price per Bbl without hedge settlements	$67.14	$49.32	$17.82	36%
NGL price per Bbl without hedge settlements	$24.07	$19.58	$4.49	23%
Total price per Boe with hedge settlements	$48.41	$40.19	$8.22	20%
Total price per Boe without hedge settlements	$51.52	$30.41	$21.11	69%
Average unit costs per Boe:
Field operating expenses (a)	$17.82	$14.47	$3.35	23%
Lease operating expenses	$15.31	$12.89	$2.42	19%
Production taxes	$2.51	$1.58	$0.93	59%
Depreciation, depletion and amortization	$10.93	$10.17	$0.76	7%

(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production: For the year ended December 31, 2018, 67% of our production was oil, 16% was NGLs and 17% was natural gas compared to the year ended December 31, 2017, where 44% of our production was oil, 11% was NGLs and 45% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2018 and 2017 that were rich in natural gas. Combined production has decreased by 497 MBoe for the year ended December 31, 2018, primarily due to the closing of the Briggs Divestiture, Oklahoma Production Divestiture and the Texas Production Divestiture.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased approximately $0.5 million, or 3%, to approximately $19.9 million for the year ended December 31, 2018, compared to approximately $20.4 million for the same period in 2017. Sales of NGLs decreased approximately $0.3 million, or 14%, to approximately $1.7 million for the year ended December 31, 2018, compared to approximately $2.0 million for the same period in 2017. Unhedged natural gas sales decreased approximately $5.0 million, or 83%, to approximately $1.0 million for the year ended December 31, 2018, compared to approximately  $6.0 million for the same period in 2017. The total decrease in sales of natural gas, NGLs and oil for the year ended December 31, 2018 was primarily the result of decreased production in connection with the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture, which was partially offset by increased realized oil prices.

Including hedges and mark-to-market activities, our total production-related revenue decreased approximately $8.4 million for the year ended December 31, 2018, compared to the same period in 2017. This decrease was primarily the result of approximately $10.5 million of additional losses on hedge settlements and a decrease in sales of approximately $5.9 million, partially offset by an approximately $7.9 million gain on mark-to-market activities.

The following tables provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our unhedged revenues for the year ended December 31, 2018 compared to the year ended December 31, 2017 (in thousands, except average sales prices and volumes):

	2018	2017	Average		Revenue
	Average	Average	Sales Price	2018	Increase/(Decrease)
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$2.39	$2.40	$(0.01)	434	$(4)
Oil (MBbl)	$67.14	$49.32	$17.82	296	$5,275
NGLs (MBbl)	$24.07	$19.58	$4.49	71	$319
Total oil equivalent (MBoe)	$51.52	$30.41	$21.11	439	$5,590

	2018	2017	Production	2017	Revenue
	Production	Production	Volume	Average	Increase/(Decrease)
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	434	2,521	(2,087)	$2.40	$(5,009)
Oil (MBbl)	296	414	(118)	$49.32	$(5,820)
NGLs (MBbl)	71	102	(31)	$19.58	$(607)
Total oil equivalent (MBoe)	439	936	(497)	$30.41	$(11,436)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2018 by $2.3 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas revenues. For the year ended December 31, 2018, the non-cash mark-to-market gains were approximately $2.7 million, compared to a loss of approximately  $5.2 million for the same period in 2017. The 2018 non-cash gain resulted from lower future expected oil prices on these derivative transactions. Cash payments made for our commodity derivatives were approximately  $1.4 million for the year ended December 31, 2018, compared to settlements received of approximately  $9.1 million for the year ended December 31, 2017.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses. Lease operating expenses decreased approximately  $5.4 million, or 44%, to approximately $6.7 million for the year ended December 31, 2018, compared to $12.1 million for the same period in 2017. This decreased in operating expenses was primarily due to the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture.

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

Our depreciation, depletion and amortization expense for the year ended December 31, 2018 was approximately  $4.8 million, compared to approximately $9.5 million for the same period in 2017. The decrease is primarily the result of the Briggs Divestiture, Oklahoma Production Divestiture and Texas Production Divestiture. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the year ended December 31, 2018, we did not record impairment on our oil and natural gas properties. During the same period in 2017, our non-cash impairment charges were approximately $4.7 million, to impair certain of our oil and natural gas properties in Texas. The impairment expense recorded during the year ended

December 31, 2017 resulted from decreases in expectations for oil and natural gas prices in the future as well as changes to our expected future production estimates in certain areas.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Years Ended
	December 31,
	2018	2017	Variance
Reconciliation of segment operating income to net income (loss)
Total production operating income	$14,301	$8,045	$6,256	78%
Total midstream operating income	37,586	25,701	11,885	46%
Total segment operating income	51,887	33,746	18,141	54%

General and administrative expense	(23,653)	(22,655)	(998)	4%
Unit-based compensation expense	(1,938)	(3,373)	1,435	(43)%
Interest expense, net	(10,961)	(8,341)	(2,620)	31%
Other income (expense)	546	(2,417)	2,963	NM (a)
Income tax expense	(190)	—	(190)	NM (a)
Net income (loss)	$15,691	$(3,040)	$18,731	NM (a)

(a)	Amounts Variances deemed to be Not Meaningful “NM”

General and administrative expense. General and administrative expenses include the costs of employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, remained flat for the years ended December 31, 2018 and 2017.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $1.4 million, or 43%, to approximately $1.9 million for the year ended December 31, 2018, compared to approximately  $3.3 million for the same period in 2017. This decrease was the result of a substantial decline in the price of our common units on the NYSE American during the latter half of the year ended December 31, 2018.

Interest expense, net. Interest expense increased approximately $2.6 million, or 31%, to approximately $10.9 million for the year ended December 31, 2018, compared to approximately  $8.3 million for the same period in 2017. This increase was the result of an overall increase in interest rates, as well as borrowings under our Credit Agreement which primarily occurred in the second half of 2017 to fund development of the Seco Pipeline and capital projects in our joint ventures with Targa

Other income (expense). Other income (expense) was approximately $0.5 million for the year ended December 31, 2018, compared to approximately $2.4 million for the same period in 2017, resulting from changes in the fair value measurement of the Earnout Derivative.

Income tax expense. Income tax expense was approximately $0.2 million for the year ended December 31, 2018, compared to no expense recorded for the same period in 2017.  The increase resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating expenses over the comparable periods and the removal of the valuation allowance.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $2.9 million in cash and cash equivalents and approximately $30.0 million available for borrowing under the Credit Agreement in effect on such date, as discussed below. During the years ended December 31, 2018 and 2017, we paid approximately $9.8 million and $7.5 million, respectively, in cash for interest on borrowings under our Credit Agreement, of which approximately $0.1 million was related to the commitment fee on undrawn commitments.

Our capital expenditures during the year ended December 31, 2018 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional common units or other limited partner interests.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

Credit Agreement

We have entered into a credit agreement (the “Credit Agreement”) with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020. Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own as well as various security and pledge agreements among the Partnership and certain of its subsidiaries and the administrative agent.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our oil and natural gas properties and our midstream assets.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million. The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is equal to the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from Carnero JV multiplied by 4.5. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months. Any increase in our borrowing base must be approved by all of the lenders. As of December 31, 2018, the borrowing base under the Credit Agreement was $310.0 million, with an elected commitment amount of $210.0 million. On January 4, 2019, we received a notification that, pursuant to the terms of the Credit Agreement, our lenders had undertaken a borrowing base review, which resulted in a borrowing base redetermination of $303.1 million. The elected commitment amount remained unchanged at $210.0 million.

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

The Credit Agreement limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the Credit Agreement, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the Credit Agreement exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by the Board for the proper conduct of our business and the payment of fees and expenses.

At December 31, 2018, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of December 31, 2018, the borrowing base under our Credit Agreement was set at $310.0 million, with an elected commitment amount of $210.0 million and we had $180.0 million of debt outstanding under the facility,  leaving us with $30.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement at December 31, 2018. Our Credit Agreement matures on March 31, 2020.

In April 2017, we issued 84,577 common units in registered offerings for gross proceeds of approximately $1.3 million pursuant to a shelf registration statement originally filed with the SEC on March 6, 2015 as updated by that certain prospectus supplement filed with the SEC on April 6, 2017 (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to sell up to $50.0 million of common units by any method deemed an “at the market offering” (as such term is defined in Rule 415 of the Securities Act).  Also in April 2017, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co. (“FBR”)  pursuant to which we may issue and sell through FBR, acting as sales agent, common units. Proceeds from such sales are expected to be used for general limited partnership purposes.

Commitments and Contractual Obligations

As of December 31, 2018, our contractual obligations included our long-term debt, in the form of a Credit Agreement, asset retirement obligations (“ARO”), earnout derivative and compressor commitments. The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Less than 1			More than
	Year	1-3 Years	3-5 Years	5 years	Total
Long-Term Debt	$—	$180,000	$—	$—	$180,000
ARO(a)	—	—	—	6,200	6,200
Earnout derivative(b)	125	1,223	2,358	2,150	5,856
Compressors	535,300	—	—	—	535,300
Total	$535,425	$181,223	$2,358	$8,350	$727,356

(a)

Amounts represent the present value of our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 10 “Asset Retirement Obligations.”

(b)	Amounts represent the present value of our estimate of future earnout obligations. These costs are contingent and subject to various factors, which are discussed in Note 5 “Fair Value Measurements.”

Open Commodity Hedge Positions

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties. In August 2017, we repositioned certain of our oil and natural gas hedges in anticipation of the Texas Production Divestiture and, in the process, received approximately $3.6 million in net cash from the counterparties on those hedges.

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

The following tables as of December 31, 2018, summarize our hedges currently in place. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									858,648

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									434,512

Operating Cash Flows

Our net operating cash flows provided by operating activities for the year ended December 31, 2018, were approximately $66.9 million, compared to net cash flow provided by operating activities of approximately  $52.1 million for the same period in 2017. This increase was primarily related to the impact of higher average commodity prices between the periods resulting in an increase of approximately $5.6 million, as well as return from equity investment greater than equity earnings for the period of approximately $11.3 million.

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

Investing Activities

Our net cash flows provided by investing activities for the year ended December 31, 2018 were approximately  $2.3 million, consisting of approximately $2.5 million related to midstream activities, including pipeline construction, and contributions to Carnero Processing and Carnero Gathering totaling approximately $2.8 million. These outflows were offset by approximately $7.7 million related to proceeds from sales of oil and natural gas properties.

Our net cash flows used in investing activities for the year ended December 31, 2017 were approximately $32.7 million, consisting of approximately $31.7 million related to midstream activities, including pipeline construction, and contributions to Carnero Processing and Carnero Gathering totaling approximately $13.7 million. These outflows were offset by approximately $11.7 million related to proceeds from sales of oil and natural gas properties

Financing Activities

Our cash flows used in financing activities were approximately  $66.6 million for the year ended December 31, 2018, compared to approximately  $20.1 million used by financing activities for the same period in 2017. During the year ended December 31, 2018,  we distributed approximately $33.3 million to Stonepeak Catarina, as the holder of all of our outstanding Class B Preferred Units, and approximately $23.2 million to our common unitholders. Additionally, we paid approximately $0.1 million in offering costs and repaid approximately $11.0 million of borrowings under the Credit Agreement.

Our cash flows used in financing activities were approximately $20.1 million for the year ended December 31, 2017. During the year ended December 31, 2017, we had borrowings under our Credit Agreement of approximately $48.0 million and proceeds from issuance of common units of approximately $1.3 million. During the year ended December 31, 2017 we distributed approximately $31.5 million to Stonepeak Catarina, as the holder of all of our outstanding Class B Preferred Units and approximately $25.2 million to our common unitholders.  Additionally, we paid approximately $0.6 million in offering costs and repaid approximately $12.0 million of borrowings.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contain provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Given our midstream focus, our primary credit exposure relates to the creditworthiness of the counterparties under our gathering and processing agreements. Sanchez Energy, whose earned revenues contribute to our midstream segment, accounted for 71% of total revenue for the year ended December 31, 2018. Any development that materially and adversely affects Sanchez Energy’s operations or financial condition could have a material adverse impact on us. Additional information on the risks associated with our business dealings with Sanchez Energy, please read “Part I, Item 1A. Risk Factors.” As of December 31, 2018, we had no past due receivables from Sanchez Energy, and through December 31, 2018, we have not suffered any significant losses with our counterparties as a result of nonperformance.

Certain key counterparty relationships are described below:

Derivative Counterparties

As of December 31, 2018, our derivatives were with ING, Comerica and Royal Bank of Canada, all of whom are lenders in our Credit Agreement. All of our derivatives are currently collateralized by the assets securing our Credit Agreement and therefore currently do not require the posting of cash collateral. As of December 31, 2018, each of these financial institutions had an investment grade credit rating.

Credit Agreement

As of December 31, 2018, the banks and their percentage commitments in our Credit Agreement were: Royal Bank of Canada (13%), Compass Bank (12%), SunTrust Bank (12%), Capital One, N.A. (12%), Comerica Bank (12%), CIT Bank, N.A. (8.5%), Citibank, N.A. (8.5%), Credit Suisse AG, Cayman Islands (8.5%), ING Capital LLC  (8.5%), and Macquarie Investments US Inc (5%). As of December 31, 2018, each of these financial institutions had an investment grade credit rating.

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

As of December 31, 2018, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (including wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described in Note 8 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements, proved reserves estimates are subject to future revisions when additional information becomes available.

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. Cash flow estimates for the impairment testing are based on third party reserve reports and exclude derivative instruments.  Declines in oil and natural gas prices may result in our having to make substantial downward adjustments to our estimated proved reserves. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore would require a write-down.  Refer to Note 8 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements for additional information.

Gathering and transportation assets are reviewed for impairment when facts or circumstances indicate that their carrying value may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Refer to Note 8 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements for additional information.

Reserves of Natural Gas, NGLs and Oil

Our estimate of proved reserves is based on the quantities of natural gas, NGLs and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of the reserve report prepared by Ryder Scott, an independent oil and natural gas consulting firm. On an annual basis, our proved reserve estimates and the reserve report prepared by Ryder Scott are reviewed by the Audit Committee and the Board.  Our financial statements for 2018 and 2017 were prepared using Ryder Scott’s estimates of our proved reserves.

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

Recent Accounting Pronouncements and Accounting Changes

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in this report for information on new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in this report as set forth in the “Index to Consolidated Financial Statements” beginning on page F‑1 of this Form 10-K and is incorporated by reference herein.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The principal executive officer and principal financial officer of our general partner have concluded that our current disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Reports of Management

Financial Statements

The management of our general partner is responsible for the information and representations in our financial statements. We prepare the financial statements in accordance with accounting principles generally accepted in the United States of America based upon available facts and circumstances and management’s best estimates and judgments of known conditions.

The Audit Committee, which consists of three independent directors, meets periodically with management, our internal auditor and KPMG LLP to review the activities of each in discharging their responsibilities. Our internal auditor and KPMG LLP have free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the direction of the principal executive officer and principal financial officer of our general partner, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and the Board regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The management of our general partner conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting at December 31, 2018. The report from KPMG, LLP is included in this Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Please see Report of Independent Public Accounting Firm under “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for members of the Board and the executive officers of our general partner as of March 7, 2019.  All of the directors of our general partner are elected by Manager, as the sole member of our general partner, except for two persons who are appointed by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. Members of the Board hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification.  Executive officers hold office at the discretion of, and may be removed by, the Board.

Name	Age	Position with Sanchez Midstream Partners LP
Alan S. Bigman	51	Independent Director
Kirsten A. Hink	52	Chief Accounting Officer
Jack Howell	32	Director
Richard S. Langdon	68	Independent Director
G.M. Byrd Larberg	66	Independent Director
Antonio R. Sanchez, III	45	Director; Chairman of the Board
Eduardo A. Sanchez	39	Director
Patricio D. Sanchez	38	Director; President & Chief Operating Officer
Luke R. Taylor	41	Director
Charles C. Ward	58	Chief Financial Officer and Secretary
Gerald F. Willinger	51	Director; Chief Executive Officer

Alan S. Bigman was elected as a director of our general partner in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in July 2014.  Mr. Bigman is an independent member of the Conflicts Committee and is the Chair of the Audit Committee.  Mr. Bigman currently serves as an independent non-executive director and chairman of the audit committee of a $1.5 billion dollar privately held chemicals company. His extensive board experience also includes Basell Polyolefins, an international chemical producer and predecessor of LyondellBasell, where he served as a non-executive Director before his appointment as Chief Financial Officer, and Svyazinvest, then Russia’s largest telecom company, as well as several others.  Mr. Bigman’s executive experience includes fourteen years in positions with Access Industries, a privately-held, U.S.-based industrial group, and in senior positions with its portfolio companies.  From June 1996 to March 1998, Mr. Bigman was Senior Vice President of Access Industries, overseeing strategic investments.  From March 1998 until September 2003, Mr. Bigman served as Vice President and Director of Corporate Finance of Tyumen Oil Company (TNK), a major Russian oil and gas producer and refiner, where he raised over $5 billion to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture.  From 2003 to 2004, he served as Vice President and Director of Corporate Finance for SUAL, a large Russian aluminum smelter, where he reorganized the finance function and executed strategic merger transactions.  From September 2004 until December 2005, Mr. Bigman rejoined Access Industries as Senior Vice President.  In January 2006, Mr. Bigman was appointed Chief Financial Officer of Basell Polyolefins, an international chemicals company based in The Netherlands, where he served through 2007 and co-led the acquisition of Lyondell to create one of the largest global chemical companies. In January 2008 Mr. Bigman was appointed Chief Financial Officer of LyondellBasell Industries, the successor company to Basell Polyolefins and Lyondell.  LyondellBasell's US operations filed for bankruptcy in January 2009. Mr. Bigman continued to serve as Chief Financial Officer until August 2009, and worked for the company in a project role through March 2010.  From 2011 through 2012, he served on a project basis as Director, Capital Markets and M&A of KCAD Deutag, an oilfield services company based in Aberdeen, UK, where he was responsible for reorganizing and staffing the company’s finance, corporate development and tax functions.

Kirsten A. Hink was elected Chief Accounting Officer of our general partner in May 2015.  Mrs. Hink has served as Senior Vice President and Chief Accounting Officer of Sanchez Energy since January 2015, and she previously served as Sanchez Energy’s Vice President and Principal Accounting Officer from March 2012. Mrs. Hink has served as Senior Vice President – Chief Accounting Officer of Sanchez Oil & Gas Corporation since March 2016. Prior to joining Sanchez Energy,

Mrs. Hink served as the Controller of Vanguard Natural Resources, LLC from January 2011 to February 2012.  From January 2010 to December 2010, she served as Assistant Controller of Mariner Energy, Inc.  She served as the Chief Accounting Officer for Edge Petroleum Corporation, or Edge, from July 2008 through December 2009 and the Vice President and Controller for Edge from October 2003 through July 2008.  Prior to that time, she served as Controller of Edge from December 31, 2000 to October 2003 and Assistant Controller of Edge from June 2000 to December 2000. Edge filed for Chapter 11 bankruptcy protection in October 2009. Mrs. Hink is a Certified Public Accountant in the State of Texas.

Jack Howell was elected as a director of our general partner in October 2015.  Mr. Howell has been with Stonepeak since 2015.  Mr. Howell currently serves as a Senior Managing Director at the firm. Prior to joining Stonepeak, he covered the oil and gas sector for Davidson Kempner, a hedge fund that focuses on distressed investments, from 2014 to 2015. Prior to Davidson Kempner, Mr. Howell worked for Denham Capital, an energy-focused private equity firm from 2011 to 2014. Mr. Howell started his career as an Analyst in Credit Suisse’s oil and gas investment banking group from 2009 to 2011.

Richard S. Langdon was elected as a director of our general partner in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in December 2006.  Mr. Langdon is an independent member of the Audit Committee and the Conflicts Committee. Mr. Langdon is currently the Executive Vice President and Chief Financial Officer of Altamont Energy LLC, a privately held exploration and production company. Mr. Langdon previously served as the President and Chief Executive Officer of Badlands Energy, Inc., a privately held exploration and production company (“Badlands Energy”), and its publicly traded predecessor entity, Gasco Energy, Inc. (“Gasco”),  from May 2013 to October 2018. Mr. Langdon also served as a Director of Badlands Energy and its predecessor, Gasco since 2003.  Badlands Energy filed for Chapter 11 bankruptcy in August 2017.  In addition to his Badlands Energy titles, Mr. Langdon also served as Debtor-in-Possession for Badlands Energy, Inc from August 2017 to October 2018. Mr. Langdon also currently serves on the board of directors, as chairman of the audit committee and as a member of the compensation committee of Gulfslope Energy, Inc., which capacities he has served in since March 2014.  Mr. Langdon was the President and Chief Executive Officer of KMD Operating Company LLC (“KMD Operating”), a privately held production company, from November 2011 until December 2015 and Matris Exploration Company L.P., a privately held production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011.  Mr. Langdon also served as President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held production company, from November 2007 until November 2013.  From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002.  Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company.

G. M. Byrd Larberg was elected as a director of our general partner in March 2015. He was previously a director of Sanchez Production Partners LLC, having been first elected in July 2014.  Mr. Larberg is an independent member of the Audit Committee and is the Chair of the Conflicts Committee. Mr. Larberg also serves as a member of the board of directors of Horizon Energy, a private Exploration Company with both Domestic and International focus, which position he has held since late 2016.  From 2010 to 2012, Mr. Larberg served as a member of the board of directors of Risco Resources, a small independent exploration company headquartered in Jakarta, Indonesia, which was sold in 2012.  Mr. Larberg served as a member of the board of directors of 3GIG, an exploration-focused software firm headquartered in Houston, Texas, from 2008 to 2013 and now serves as an advisor to the board.  He is active on the board of the Houston Metropolitan YMCA, as past chairman of the board.  He was a board member of Meridian Resources, a Houston-based exploration company, from 2007 until it was acquired by Alta Mesa in 2010. Mr. Larberg began his career at Shell Exploration and Production Company as a geologist in 1976.  Over the next twenty-one years, he held various leadership positions within Shell, and served as Vice President of Exploration and Production, Africa and Latin America for Pecten International, an affiliate of Shell Oil Company, from 1993 to 1996. Mr. Larberg left Shell and joined Burlington Resources in 1998.  From 1998 to 2006, Mr. Larberg held several key positions at Burlington Resources, beginning as Vice President of Exploration for Burlington Resources International.  In 2000, Mr. Larberg was elected Executive Vice President and Chief Operating Officer of Burlington Resources International, a position he held until 2003, when he moved to the corporate office as Vice President of Geosciences.  In this capacity, he was responsible for technical excellence for the Geology and Geophysical programs across the company, G&G technology business development, and management of the company-wide exploration portfolio. Mr. Larberg retired from Burlington Resources in April 2006 following the company’s purchase by ConocoPhillips. Mr. Larberg was a director of Duma Hydrocarb Energy Corporation, a publicly traded production company, for a brief period in 2014. He occasionally consults in the areas of technical and portfolio management for exploration companies. Clients have included Pemex, Maersk, ONGC,  Ecopetrol, Repsol, HOCOL and the Kuwait National Petroleum Company.

Antonio R. Sanchez, III was elected as a director of our general partner in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in August 2013.  Mr. Sanchez, III is Chairman of the Board. He has served as the President & Chief Executive Officer of Sanchez Energy and has been a member of Sanchez Energy’s board of directors since its formation in August 2011.  He has been directly involved in the oil and gas industry for over 13 years.  Mr. Sanchez, III is also the Co-President of SOG, which he joined in October 2001. He was the President of SEP Management I, LLC and was a Managing Director of Sanchez Energy Partners I, LP until their dissolution in December 2016.  In his capacities as a director and officer of these companies, Mr. Sanchez, III has managed all aspects of their daily operations, including exploration, production, finance, capital markets activities, engineering and land management.  From 1997 to 1999, Mr. Sanchez, III was an investment banker specializing in mergers and acquisitions with J.P. Morgan Securities Inc.  From 1999 to 2001, Mr. Sanchez, III worked in a variety of positions, including sales and marketing, product development and investor relations, at Zix Corporation, a publicly traded encryption technology company (NASDAQ:  ZIXI).  Mr. Sanchez, III was also a member of the board of directors of Zix Corporation from May 2003 to June 2014.

Eduardo A. Sanchez was elected as a director of our general partner in June 2015.  Mr. Sanchez served as president of Sanchez Energy from October 2015 to November 2017, President and Chief Executive Officer of Sanchez Resources, LLC from February 2010 until November 2017, co-president of SOG from July 2014 to November 2017, and chief executive officer of Sanchez Oil & Gas Mexico Holdings, LLC from August 2015 to December 2017.  Prior to his work at Sanchez Resources, LLC, Mr. Sanchez worked at Commonwealth Associates, Inc. focusing on private equity and debt placements in small and midsize market capitalization businesses including those in the energy sector.

Patricio D. Sanchez was elected President & Chief Operating Officer of our general partner in March 2017, Chief Operating Officer of our general partner in May 2015 and a director in June 2015.  Mr. Sanchez has served as co-president of SOG since June 2014 and prior to that from April 2010 to June 2014 as Executive Vice President.  Mr. Sanchez has served as an Executive Vice President of Sanchez Energy since November 2016. Mr. Sanchez has also been the managing member of Santerra Holdings, LLC, an oil and gas production company, since February 2012.  Mr. Sanchez has managed many aspects of these companies’ daily operations, including exploration, production, finance, capital markets activities, engineering and land management.

Luke R. Taylor was elected as a director of our general partner in October 2015.  Mr. Taylor has served as a Senior Managing Director with Stonepeak since August 2011 and has served as a member of Stonepeak’s investment committee since 2015. In addition to serving a director of our general partner, Mr. Taylor currently sits on the boards of the following private companies: Golar Power, which develops, owns and operates integrated LNG-based transportation and downstream solutions, Ironclad Energy Partners, which develops, owns and operates energy generation and utility infrastructure assets, and Lineage Logistics, a warehousing and cold storage logistics company. Mr. Taylor is a former director of the following private companies: Paradigm Energy Partners, Orion Holdings, Tidewater Holdings, Casper Crude Rail Holdings  and Northstar Renewable Power. Prior to joining Stonepeak, Mr. Taylor was a Senior Vice President with Macquarie Capital based in New York from August 2005 to May 2011.

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

Gerald F. Willinger was elected as a director of our general partner in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in August 2013.  Mr. Willinger was elected Interim Chief Executive Officer of our general partner in April 2015 and Chief Executive Officer in December 2015.  Mr. Willinger has served as a Managing Director of Sanchez Capital Advisors, LLC since February 2010 and as Executive Vice President of SOG since 2014. Mr. Willinger was also a co-founder, officer and director of Sanchez Resources from February 2010 to November 2017 when Sanchez Resources was acquired by Sanchez Energy Corporation.  From 1998 to 2000, Mr.

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

Messrs. Howell and Taylor were elected to the Board in October 2015 pursuant the Representation and Standstill Agreement. Pursuant to the Representation and Standstill Agreement, we and our general partner agreed to permit Stonepeak to designate two persons to serve on the Board. The right to designate one Board member will immediately terminate on such date as Stonepeak no longer owns at least 25% of the outstanding Class B Preferred Units issued to it; and the right to designate the second Board member will immediately terminate on such date as no Class B Preferred Units are outstanding.  Stonepeak also has the right to appoint the three independent members to the Board if all of the Class B Preferred Units have not been redeemed by December 31, 2021, with such right continuing until all Class B Preferred Units have been redeemed.

Messrs. Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez are brothers.

Qualifications of the Board of Directors

The sole member of our general partner elects all of the persons to the Board, except for two persons who are appointed by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. The following sets forth the specific experience, qualifications, attributes and skills that led the sole member of our general partner to conclude that the persons appointed by it should serve as directors:

Mr. Bigman brings considerable financial, managerial, transaction and corporate governance experience to the Board.  During his career, he has held management positions of increasing responsibility in major energy corporations throughout the world where he has successfully lead financings, financial restructurings, mergers and acquisitions involving companies focused on various aspects of the hydrocarbon value chain.  With respect to energy finance, as Vice President and Director of Corporate Finance for TNK, a leading Russian oil and gas producer, he raised capital to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture.  In the area of corporate governance, Mr. Bigman served on the board of directors of Basell Polyolefins, where he was a member of the audit and compensation committees, which is beneficial for our board operations.  He has also served on several international boards, including the board of Svyazinvest, Russia’s largest telecommunications holding company, and JKX Oil and Gas, a UK public company focused on international oil and gas assets.

Mr. Langdon brings considerable financial and managerial experience in the energy industry to the Board as well as his entrepreneurial abilities, all of which are valuable to the Board. He has served as the Chief Financial Officer of EEX Corporation, a publicly traded production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He was also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and served as the chairman of the audit committee of Gasco until he was named Gasco’s President and Chief Executive Officer.

Mr. Larberg brings significant technical, operational and financial management experience in the oil and natural gas industry to the Board.  His background provides a unique perspective on the dynamics of the oil and natural gas production industry.  He has considerable governance experience, having previously served on the boards of several other companies.  Taken together, this wealth of experience is invaluable to our board as we look to grow the Partnership.

Mr. Sanchez, III brings substantial oil and gas/energy industry experience in both public and private entities to the Board.  In his current capacity as President & Chief Executive Officer of Sanchez Energy, he brings the perspective of leading a publicly-traded upstream company.  In his current capacity as Co-President of SOG, he brings particular expertise in operating multiple oil and natural gas entities through a shared service model.

Mr. Eduardo Sanchez brings substantial oil and gas/energy industry experience in both public and private entities to the Board.  Through his past experience as the President of Sanchez Energy and co-president of SOG, he brings the perspective of leading a publicly-traded upstream company and particular expertise in operating multiple oil and natural gas entities through a shared service model.

Mr. Patricio Sanchez brings substantial oil and gas/energy industry experience in both public and private entities to the Board. As an Executive Vice President at Sanchez Energy, he brings the perspective of leading a publicly-traded upstream company.  In his current capacity as Co-President of SOG, he brings particular expertise in operating multiple oil and gas entities through a shared service model.

Mr. Willinger brings substantial experience in risk management, finance and negotiated transactions in the energy industry to the Board.  He has a valuable perspective on master limited partnerships, which provides the Board with unique insights into master limited partnership management and growth opportunities.  In addition, he brings an expansive network of both private and public capital providers, which is useful for the Board when evaluating possible capital sources.

The following sets forth the specific experience, qualifications, attributes and skills that led the holders of our Class B Preferred Units to conclude that the persons appointed by them should serve as directors:

Mr. Howell brings to the Board extensive oil and gas investing experience, along with experience in oil and gas transaction financings and mergers and acquisitions.

Mr. Taylor brings to the Board significant investment experience in energy and infrastructure companies, along with experience in finance and mergers and acquisitions.

Committees of the Board of Directors

The Board has two standing committees: the Audit Committee and the Conflicts Committee.  We do not have a compensation committee, but rather the Board approves equity grants to directors, officers, employees and service providers.

Audit Committee

As described in its charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent public accountants to audit our financial statements, including assessing the independent auditor’s qualifications and independence, and establishes the scope of, and oversees, the annual audit. The Audit Committee also approves any other services provided by public accounting firms. The Board has delegated to the Audit Committee the review and approval of our decision to enter into derivative transactions and our exemption from the swap clearing and swap execution requirements of the Dodd-Frank Act. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of our internal audit function. The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and the Board established. In doing so, it is the responsibility of the Audit Committee to maintain free and open communication between the committee and our independent auditors, the internal accounting function and our management.

Messrs. Bigman (Chair), Langdon and Larberg are members of the Audit Committee. The Board has determined that Mr. Bigman is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC and that he is “independent” as defined in applicable NYSE American listing standards.

Conflicts Committee

The Board has appointed a standing Conflicts Committee composed of the independent directors, Messrs. Larberg, (Chair), Bigman and Langdon, to review specific matters that the Board believes may involve conflicts of interest. The Conflicts Committee will review and evaluate the proposal, negotiate as the Conflicts Committee deems appropriate the terms of the proposal and  determine if the resolution of a conflict of interest is fair and reasonable to us. If the Conflicts Committee approves a conflict of interest proposal, the proposal is then recommended to the entire Board. The members of the Conflicts Committee may not be security holders, officers or employees of our general partner, directors, officers, or employees of affiliates of the general partner or holders of any ownership interest in us other than common units or other publicly traded units and must meet the independence standards established by the NYSE American, the Exchange Act and other federal securities laws. If any resolution or course of action by our general partner or its affiliates with respect to a conflict of interest is approved by the Conflicts Committee, then such resolution or course of action shall be permitted and deemed approved by all of our partners, and shall not constitute a breach of our partnership agreement, or of any duty stated or implied by law or equity.

Other

We maintain on our website, http://www.sanchezmidstream.com, a copy of the charters of the Audit Committee as well as copies of the Corporate Governance Guidelines and Code of Business Conduct and Ethics that are applicable to us and our general partner. Copies of these documents are also available in print upon request of the Corporate Secretary of our general partner. We intend to post any changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

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

Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officer of our general partner, for the year ended December 31, 2018, one late filing was made by Stonepeak Catarina Holdings, LLC. All other Section 16(a) reporting persons complied with all applicable filing requirements in a timely manner. In connection with the distribution on the Class B Preferred Units for the quarter ended June 30, 2018, the Board elected to pay a portion of the distribution in the form of 310,009 Class B Preferred PIK Units. Such distribution was paid on August 31, 2018. The corresponding Form 4 was filed on February 4, 2019. We are not aware of any other late filings by Section 16(a) reporting persons.

Certifications

The NYSE American requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by a listed company of the NYSE American’s corporate governance listing standards, qualifying the certification to the extent necessary.  In accordance with the rules of the NYSE American, we last provided such a certification on March 19, 2018. The certifications of the Chief Executive Officer and Chief Financial Officer of our general partners required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Form 10-K.

Item 11. Executive Compensation

Our general partner has the sole responsibility for conducting our business and for managing our operations, and its Board makes decisions on our behalf. The executive officers of our general partner are employed by SOG and manage the day-to-day affairs of our business.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers (which are the chief executive officer and the two next most highly compensated officers of our general partner) for 2018 and 2017:

			Cash	Unit	All Other
Name and Principal Position	Year	Salary	Bonus (a)	Awards (b)	Compensation (c)	Total
Gerald F. Willinger	2018	$600,000	$750,000	$1,799,980	$128,994	$3,278,974
Chief Executive Officer (d)	2017	$600,000	$—	$1,299,982	$192,756	$2,092,738

Patricio D. Sanchez	2018	$400,000	$—	$1,299,989	$52,043	$1,752,032
President & Chief Operating Officer (d)(e)	2017	$400,000	$—	$899,985	$68,152	$1,368,137

Charles C. Ward	2018	$275,000	$350,000	$849,995	$40,476	$1,515,471
Chief Financial Officer and Secretary (d)	2017	$275,000	$—	$499,992	$17,134	$792,126

(a)	On January 30, 2019, the Board awarded Messrs. Willinger and Ward cash bonuses of $750,000 and $350,000, respectively, for their work and efforts during 2018.
(b)

The amounts reported in this column reflect the aggregate grant date fair value of awards granted, if any, under our Plan for fiscal years 2018 and 2017, computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 15, “Unit-Based Compensation,” to the Consolidated Financial Statements included under “Part II, Item 8. Financial Statements and Supplementary Data” for additional detail regarding these figures.  For 2017, Messrs. Willinger and Sanchez were each issued 9,090 units under the Plan for director compensation with a grant date fair value of $99,993, based on the $15.70 price per common unit on March 31, 2017, which was the closing price as reported on the NYSE American on the day before the date of grant. On March 21, 2017, the Board awarded executive bonuses for services rendered in 2016, which were paid in the form of restricted units under the Plan to vest one year after the date of grant.  Messrs. Willinger, Sanchez and Ward received 82,191, 54,794 and 34,246 restricted units, respectively, with a grant date fair value per common unit of $1,199,989, $799,992, and $499,992, respectively, based on a price per common unit of $14.60, which was the closing price on the date of grant as reported on the NYSE American. For 2018, Messrs. Willinger and Sanchez where each issued 9,090 units under the Plan for director compensation with a grant date fair value of $99,990, based on the $11.00 price per common unit on April 2, 2018. On April 6, 2018, the Board awarded executive bonuses for services rendered in 2017, which were paid in the form of restricted units under the Plan to vest one year after the date of grant. Messrs. Willinger, Sanchez and Ward received 99,585, 99,585 and 45,643 restricted units, respectively, with a grant date fair value per common unit of $1,199,999, $1,199,999, and $549,998, respectively, based on a price per common unit of $12.05, which was the closing price on the date of grant as reported on the NYSE American. In addition, on April 6, 2018, the Board also awarded Messrs. Willinger and Ward long-term incentive awards, which were paid in the form of restricted units under the Plan which vest in equal installments over three years. Messrs. Willinger and Ward received 41,493 and 24,896 restricted units, respectively, with a grant date fair value per common unit of $499,991 and $299,997, respectively, based on a price per common unit of $12.05, which was the closing price on the date of grant as reported on the NYSE American.

(c)

The amount in this column reflects the amount of matching contributions made under our 401k plan; parking cost paid for our executive officers; the aggregate incremental cost of the personal use of aircraft made available by SOG and allocated to the Partnership; the cost of life insurance, accidental death and dismemberment insurance, and health insurance for our executive officers; and for those executive officers who also serve as directors, this column includes cash fees they received for service as a director. For Mr. Willinger, the amounts for 2018 and 2017 include $46,000 and $44,500, respectively, in director compensation paid in cash. For Mr. Sanchez, the amounts for 2018 and 2017 include $44,500 and $50,500, respectively, in director compensation paid in cash. For Mr. Willinger, the amounts for 2018 and 2017 include the aggregate incremental cost of the personal use of aircraft made available by SOG, of which $41,168 and $129,866, respectively, were allocated to the Partnership.  For Mr. Sanchez, the amount for 2017 includes the aggregate incremental cost of the personal use of aircraft made available by SOG, of which $22,404 was allocated to the Partnership.

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

Outstanding Equity Awards at Fiscal Year-End 2018

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE American at December 31, 2018 for the named executive officers:

	Number of		Fair Market
	Units Not		Value of Units
Name	Vested		Not Vested⁽ᵃ⁾

Gerald F. Willinger	141,078	(b)	$242,654

Patricio D. Sanchez	99,585	(b)	$171,286

Charles C. Ward	70,539	(b)	$121,327

(a)	Amounts are based on the closing price of our common units of $1.72 as reported on the NYSE American on December 31, 2018.
(b)

Reflects restricted units granted under the Plan on April 6, 2018, which units either vest on the first anniversary of the grant date or vest pro-rata over a three-year period and on their first anniversary, respectively.  See footnote (a) to the Summary Compensation Table for additional information on the vesting schedule for these units. Except in connection with a change in control (as defined in the Plan) or in the discretion of the board of directors of our general partner, any unvested restricted units will be forfeited upon such time as the holder is no longer an officer, employee, consultant or director of us, our general partner, any of their affiliates or any other person performing bona fide services for us.

Compensation of Directors

The Board has approved the following compensation program for its directors for the year ended December 31, 2018:

•	a cash retainer of $10,000, payable quarterly on the last day of each fiscal quarter;
•	an equity grant of $100,000 of fully vested common units on March 31 of each year;
•

a $1,500 fee for each meeting of the Board and $1,000 for each substantive meeting of the Audit Committee and $3,500 for each substantive meeting of the Conflicts Committee attended by a member thereof;

•	a cash retainer of $3,500 for the Chair of the Audit Committee and $2,500 for the Chair of the Conflicts Committee, each payable quarterly on the last day of each fiscal quarter; and
•

eligibility for independent directors to participate in health benefits generally available to all employees and reimbursement for up to $500,000 of life and accidental death and dismemberment insurance.

The following table sets forth a summary of the 2018 compensation for the directors the Board except for Messrs. Willinger and Patricio Sanchez whose director compensation is included above under “—Summary Compensation Table”:

	Director Compensation
	Fees Earned or Paid	Unit	All Other
Name	in Cash	Awards (a)	Compensation (b)	Total
Alan S. Bigman	$71,000	$99,990	$21,908	$192,898
Jack Howell (c)	$—	$—	$—	$—
Richard S. Langdon	$57,000	$99,990	$16,004	$172,994
G. M. Byrd Larberg	$61,000	$99,990	$—	$160,990
Antonio R. Sanchez, III	$46,000	$99,990	$—	$145,990
Eduardo A. Sanchez	$43,000	$99,990	$—	$142,990
Luke R. Taylor (c)	$—	$—	$—	$—

(a)

The amounts shown in this column represent the aggregate grant date fair value of the units granted under the Plan, computed in accordance with FASB ASC Topic 718, based on the $11.00 closing price per common unit on April 2, 2018.

(b)	All other compensation includes amounts for health insurance premium fees paid by us for the director.
(c)	As the designated directors appointed by Stonepeak, Messrs. Howell and Taylor waived any director fees to which they were otherwise entitled.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units, as of March 7, 2019, held by:

•	each unitholder known by us to beneficially own more than 5% of our outstanding units;
•	each of the directors of the Board;
•	each of our general partner’s named executive officers (as such term is defined by the SEC); and
•	the directors and executive officers of our general partner as a group.

The list of persons named in the table below is derived from our review of Form 3, Form 4, Form 5, Schedule 13D and Schedule 13G filings made with the SEC as of March 7, 2019. The amounts and percentage of common units and Class B Preferred Units beneficially owned are reported on the basis of the SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, and/or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of total units beneficially owned is based on 17,464,315 common units and 31,310,896 Class B Preferred Units outstanding as of March 7, 2019, the number of common units beneficially owned and the number of Class B Preferred Units beneficially owned is based upon ownership as of March 7, 2019, unless otherwise specified therein. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

					Percentage of
	Common Units Beneficially		Class B Preferred Units		Total Units
	Owned		Beneficially Owned(1)		Beneficially
Name and address of Beneficial Owner(2)	Number	Percentage	Number	Percentage	Owned(1)
Stonepeak Catarina Holdings, LLC(3)	393,291	2.3%	31,310,896	100%	65.0%
Goldman Sachs Asset Management, L.P.(4)	1,210,600	6.9%	—	—	2.5%
SN UR Holdings, LLC(5)	2,272,727	13.0%	—	—	4.7%
Alan S. Bigman(6)	31,383	*	—	—	*
Kirsten A. Hink	23,933	*	—	—	*
Jack Howell	—	—	—	—	—
Richard S. Langdon	35,956	*	—	—	*
G. M. Byrd Larberg	30,225	*	—	—	*
Antonio R. Sanchez, III(7)	742,089	4.2%	—	—	1.5%
Eduardo A. Sanchez	494,329	2.8%	—	—	1.0%
Patricio D. Sanchez	683,244	3.9%	—	—	1.4%
Luke R. Taylor	—	—	—	—	—
Charles C. Ward	403,984	2.3%	—	—	*
Gerald F. Willinger	983,409	5.6%	—	—	2.0%
All directors and executive officers as a group (11 persons)	3,428,552	19.6%	—	—	7.0%

*Less than 1%

(1)	The holder of Class B Preferred Units has the right to convert such units into our common units at any time.
(2)	Unless otherwise set forth below, the address of all of all beneficial owners is c/o Sanchez Midstream Partners LP, 1000 Main Street, Suite 3000, Houston, Texas 77002.
(3)

Ownership data as reported on Schedule 13D/A filed on February 4, 2019 by Stonepeak Catarina Holdings LLC, Stonepeak Catarina Upper Holdings LLC, Stonepeak Infrastructure Fund (Orion Aiv) LP, Stonepeak Associates LLC, Stonepeak GP Holdings LP, Stonepeak GP Investors LLC, Stonepeak GP Investors Manager LLC, Michael Dorrell and Trent Vichie.  The principal business address of each reporting person is 717 Fifth Avenue, 25th Floor, New York, New York 10022.The filing lists each filing person as having shared voting and dispositive power over the common units and the Class B Preferred Units.

(4)

Ownership data as reported on Schedule 13G/A filed on February 6, 2019 by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC.  The principal business address of the reporting person is Goldman Sachs Asset Management, 200 West Street, New York, NY 10282.  The filing lists each filing person as having shared voting and dispositive power over the common units.

(5)

Ownership data as reported on Schedule 13G filed on November 28, 2016 by SN UR Holdings, LLC and Sanchez Energy Corporation. The principal business address of each filing reporting person is 1000 Main Street, Suite 3000, Houston, Texas 77002.  The filing lists each filing person as having shared voting and dispositive power over the common units.

(6)	Of these common units, 1,000 are held by Mr. Bigman’s minor children.
(7)

Of these common units, 35,320 are owned directly by SOG. SOG is managed by Mr. Sanchez and other members of the Sanchez family. Mr. Sanchez shares voting and dispositive power over the securities controlled by SOG. Mr. Sanchez disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our only equity compensation plan, the Sanchez Midstream Partners LP Long-Term Inventive Plan (the “Plan”), as of December 31, 2018:

Number of
	Securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and rights	warrants, and rights	compensation plans
Plan Category
Equity compensation plans approved by security holders	—	$—	1,309,385
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,309,385

Item 13. Certain Relationships and Related Transactions, and Director Independence

Manager

We are controlled by our general partner, Sanchez Midstream Partners GP LLC.  The sole member of our general partner is Manager, which has no officers.  The sole manager and member of Manager is SP Capital Holdings, LLC, which has no officers.  The co-managers of SP Capital Holdings, LLC are Antonio R. Sanchez, III, a member of the Board and the Chairman of the Board; Eduardo A. Sanchez, a member of the Board; Patricio D. Sanchez, a member of the Board and the President and Chief Operation Officer of our general partner; and their father, Antonio R. Sanchez, Jr. SP Capital Holdings, LLC is owned by Antonio R. Sanchez, III (26%), Eduardo A. Sanchez (26%), and Patricio D. Sanchez (26%), along with their sister, Ana Lee Sanchez Jacobs (18%), and their father, Antonio R. Sanchez, Jr (4%).

In connection with providing the services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, will be paid in cash unless Manager elects for such fee to be paid in our equity. The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or Manager provide notice of termination to the other with at least 180 days’ notice. For the fees earned during the year ended December 31, 2018, Manager elected to receive 1,566,316 common units equal to approximately $8.6 million, in lieu of cash.  During the years ended December 31, 2018 and 2017, we incurred costs of approximately $8.6 million and $8.8 million, respectively, to Manager under the Services Agreement.

SOG

SOG provides services to us through a contractual relationship with SP Holdings. Antonio R. Sanchez, III and Patricio D. Sanchez are Co-Presidents of SOG; Antonio R. Sanchez, Jr. is the Chief Executive Officer and sole director of SOG; Ana Lee Sanchez Jacobs is an Executive Vice President of SOG; and Gerald F. Willinger is an Executive Vice President of SOG.  The controlling owners of SOG are Antonio R. Sanchez, Jr. and Santig, Ltd.  The general partner of Santig, Ltd. is Sanchez Management Corporation, which is owned 100% by Antonio R. Sanchez, Jr.  Antonio R. Sanchez, Jr. is Chairman and President of Sanchez Management Corporation and Antonio R. Sanchez, III is Executive Vice President of Sanchez Management Corporation. For the years ended December 31, 2018 and 2017, SOG received $0.3 million and $0.4 million, respectively, as a result of its Services Agreement with SP Holdings.

Sanchez Energy

Since January 1, 2015, we have completed three midstream acquisitions and two working interest acquisitions from Sanchez Energy. Antonio R. Sanchez, Jr., the father of Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez, is a director and Executive Chairman of the board of directors of Sanchez Energy, Antonio R. Sanchez, III, is a director and Chief Executive Officer of Sanchez Energy, Eduardo A. Sanchez is the former President of Sanchez Energy and Patricio D. Sanchez is an Executive Vice President of Sanchez Energy.  The employees of SOG, including Kirsten A. Hink, our Chief Accounting Officer, provide common services to both us and Sanchez Energy. The beneficial ownership of Sanchez Energy’s common stock as of February 26, 2019 by Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez was 6.5%, 3.2%, 1.2% and 1.3%, respectively.

We entered into the Gathering Agreement with Sanchez Energy in October 2015.  For the years ended December 31, 2018 and 2017, Sanchez Energy paid us approximately $57.9 million and $52.8 million, respectively, pursuant to the terms of the Gathering Agreement. On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018. Following March 31, 2018, we have agreed with Sanchez Energy to continue the incremental infrastructure fee on a month-to-month basis.

In September 2017, we entered into the Seco Pipeline Transportation Agreement. For the years ended December 31, 2018 and 2017, Sanchez Energy paid us approximately $7.2 million and $0.9 million, respectively, pursuant to the terms of such agreement.

Class B Preferred Unit Issuance

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

In July 2018, the Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part in Class B Preferred PIK Units. Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred PIK Units, which was paid on August 31, 2018 to holders of record on August 21, 2018.

Item 14. Principal Accounting Fees and Services

We engaged our principal accountant, KPMG LLP (“KPMG”), to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2018 and 2017.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended December 31, 2018 and 2017 were $1,192,912 and $816,000, respectively.

Audit-Related Fees. There were no audit-related fees billed by KPMG for the year ended December 31, 2018. The  aggregate fees billed for audit-related fees for the year ended December 31, 2017 was $215,000.

Tax Fees. There were no tax fees billed by KPMG for the years ended December 31, 2018 and 2017.

All Other Fees. There were no other fees billed by KPMG for the year ended December 31, 2018. The aggregate fees billed for other fees for the year ended December 31, 2017 was $36,000.

Audit Committee Pre-Approval Policies and Practices

The Audit Committee must pre-approve any audit and permissible non-audit services performed by our independent registered public accounting firm. In addition, the Audit Committee has oversight responsibility to ensure that the independent registered public accounting firm is not engaged to perform certain enumerated non-audit services, including, but not limited to, bookkeeping, financial information system design and implementation, appraisal or valuation services, internal audit outsourcing services and legal services. The Audit Committee has adopted an audit and non-audit services pre-approval policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm must be approved. Pursuant to the policy, all services must be reviewed and approved and the chairman of the Audit Committee has been delegated the authority to specifically pre-approve services, which pre-approval is subsequently reviewed with the committee.  All of the services described as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

See Item 8. Financial Statements and Supplementary Data.

2. Financial Statement Schedules:

None.

3. Exhibits Required by Item 601 of Regulation S-K.

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed or furnished with this Form 10-K or incorporated by reference:

On June 2, 2017 we changed our name to Sanchez Midstream Partners LP from Sanchez Production Partners LP.

HIDDEN_ROW
Exhibit
Number	Description

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

2.8

Membership Interest Purchase and Sale Agreement, dated May 10, 2017, between Sanchez Midstream Partners LP (f/k/a Sanchez Production Partners LP) and Exponent Energy, LLC (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

2.9

Purchase and Sale Agreement, dated June 30, 2017, between SEP Holdings IV, LLC and Sendero Petroleum, LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

2.10

Amendment No. 1 to Purchase and Sale Agreement, dated July 31, 2017, between SEP Holdings IV, LLC and Sendero Petroleum, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

2.11

Purchase and Sale Agreement between Sanchez Midstream Partners LP and Dallas Petroleum Group, LLC dated October 12, 2017 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on November 14, 2017, File No. 001-33147).

2.12

Agreement to Purchase Oil and Gas Interests between SEP Holdings IV, LLC and EP Energy E&P Company, L.P., dated April 30, 2018 (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on May 10, 2018, File No. 001-33147).

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

3.7

Certificate of Formation of Sanchez Production Partners GP LLC (incorporated by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.8

Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 4.5 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.9

Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A filed by Sanchez Production Partners LP on September 3, 2015, File No. 001-33147).

3.10

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

4.2

Amendment No. 1 to Registration Rights Agreement, effective January 25, 2017, by and between Stonepeak Catarina Holdings LLC and Sanchez Production Partners LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

4.3

Registration Rights Agreement, dated November 22, 2016, between Sanchez Production Partners LP and SN UR Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on November 22, 2016, File No. 001-33147).

10.1

Purchase Agreement, dated November 16, 2016, between Sanchez Production Partners LP and SN UR Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on November 22, 2016, File No. 001-33147).

10.2

Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among Sanchez Production Partners LP, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on April 1, 2015, File No. 001-33147).

10.3

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

10.4

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

10.5

Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, among Sanchez Production Partners LP, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on November 13, 2015, File No. 001-33147).

10.6

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

10.7

Fifth Amendment to the Third Amended and Restated Credit Agreement dated as of April 17, 2017, between Sanchez Production Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2017, File No. 001-33147).

10.8

Sixth Amendment to the Third Amended and Restated Credit Agreement dated as of November 7, 2017, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on November 14, 2017, File No. 001-33147).

10.9

Seventh Amendment to the Third Amended and Restated Credit Agreement dated as of February 5, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 12, 2018, File No. 001-33147).

10.10

Eighth Amendment to the Third Amended and Restated Credit Agreement dated as of May 7, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on May 10, 2018, File No. 001-33147).

10.11*	Summary Compensation of Executive Officers of Sanchez Midstream Partners GP LLC.

10.12*	Summary Compensation of Directors of Sanchez Midstream Partners GP LLC.

10.13

Amended and Restated Shared Services Agreement, dated as of March 6, 2015, between SP Holdings, LLC and Sanchez Production Partners LP (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2015, File No. 001-33147).

10.14

Contract Operating Agreement, dated May 8, 2014, between Constellation Energy Partners LLC and Sanchez Oil & Gas Corporation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Constellation Energy Partners LLC on May 8, 2014, File No. 001-33147).

10.15

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

10.17

Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

10.18

Amendment No. 1 to Firm Gathering and Processing Agreement by and between SN Catarina, LLC and Catarina Midstream, LLC, dated June 30, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

10.19+

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

10.21+

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

10.24+,*	Form of Award Agreement Relating to Restricted Units.

21.1*	List of subsidiaries of Sanchez Midstream Partners LP.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Ryder Scott Co. LP.

31.1*	Certification of Chief Executive Officer of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Secretary of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer and Secretary of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Ryder Scott Co. LP

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*Filed herewith

+Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanchez Midstream Partners LP

	By:	Sanchez Midstream Partners GP LLC,
its general partner

Date: March 7, 2019	By	/S/ Gerald F. Willinger
	Name	Gerald F. Willinger
	Title	Chief Executive Officer

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

Signature	Title	Date

/s/ Antonio R. Sanchez, III	Director; Chairman of the Board	March 7, 2019
Antonio R. Sanchez, III

/s/ Gerald F. Willinger	Director; Chief Executive Officer	March 7, 2019
Gerald F. Willinger	(Principal Executive Officer)

/S/ Charles C. Ward	Chief Financial Officer & Secretary	March 7, 2019
Charles C. Ward	(Principal Financial Officer)

/S/ Patricio D. Sanchez	Director; President & Chief Operating Officer	March 7, 2019
Patricio D. Sanchez	(Principal Operating Officer)

/S/ Kirsten A. Hink	Chief Accounting Officer	March 7, 2019
Kirsten A. Hink	(Principal Accounting Officer)

/S/ Alan S. Bigman	Director	March 7, 2019
Alan S. Bigman

/S/ Jack Howell	Director	March 7, 2019
Jack Howell

/S/ Richard S. Langdon	Director	March 7, 2019
Richard S. Langdon

/S/ G. M. Byrd Larberg	Director	March 7, 2019
G. M. Byrd Larberg

/S/ Eduardo A. Sanchez	Director	March 7, 2019
Eduardo A Sanchez

/S/ Luke R Tayler	Director	March 7, 2019
Luke R. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Sanchez Midstream Partners LP and the Board of Directors of

Sanchez Midstream Partners GP LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sanchez Midstream Partners LP and subsidiaries (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification Topic 606 Revenue from Contracts with Customers.

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

March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Sanchez Midstream Partners LP and the Board of Directors of

Sanchez Midstream Partners GP LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Sanchez Midstream Partners LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, change in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 7, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
March 7, 2019

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit data)

	Years Ended
	December 31,
	2018	2017
Revenues
Natural gas sales	$953	$6,626
Oil sales	21,272	23,701
Natural gas liquid sales	1,709	1,997
Gathering and transportation sales	6,651	55,825
Gathering and transportation lease revenues	53,025	—
Total revenues	83,610	88,149
Expenses
Operating expenses
Lease operating expenses	7,864	12,994
Transportation operating expenses	12,316	11,600
Cost of sales	—	77
Production taxes	1,104	1,476
General and administrative expenses	23,653	22,655
Unit-based compensation expense	1,938	3,373
Gain on sale of assets	(3,186)	(4,150)
Depreciation, depletion and amortization	25,987	34,830
Asset impairments	—	4,688
Accretion expense	497	773
Total operating expenses	70,173	88,316
Other (income) expense
Interest expense, net	10,961	8,341
Earnings from equity investments	(12,859)	(7,885)
Other (income) expense	(546)	2,417
Total other (income) expenses	(2,444)	2,873
Total expenses	67,729	91,189
Income (loss) before income taxes	15,881	(3,040)
Income tax expense	190	—
Net income (loss)	15,691	(3,040)
Less
Preferred unit paid-in-kind distributions	(3,500)	(2,625)
Preferred unit distributions	(33,425)	(33,250)
Preferred unit amortization	(2,358)	(1,796)
Net loss attributable to common unitholders	$(23,592)	$(40,711)
Net loss per unit
Common units - Basic and Diluted	$(1.55)	$(2.90)
Weighted Average Units Outstanding
Common units - Basic and Diluted	15,264,284	14,039,726

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$2,934	$321
Accounts receivable	277	495
Accounts receivable - related entities	6,700	13,099
Prepaid expenses	931	2,670
Fair value of commodity derivative instruments	3,044	942
Total current assets	13,886	17,527
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,173	170,750
Gathering and transportation assets	186,406	184,969
Less: accumulated depreciation, depletion, amortization and impairment	(100,245)	(142,574)
Oil and natural gas properties and equipment, net	198,334	213,145
Other assets
Intangible assets, net	158,706	172,166
Fair value of commodity derivative instruments	876	1,318
Equity investments	114,465	123,715
Other non-current assets	418	552
Total assets	$486,685	$528,423

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$4,678	$1,782
Accounts payable and accrued liabilities - related entities	5,641	10,353
Royalties payable	359	371
Fair value of commodity derivative instruments	6	756
Other liabilities	125	151
Total current liabilities	10,809	13,413
Other liabilities
Asset retirement obligation	6,200	6,074
Long-term debt, net of debt issuance costs	178,582	187,808
Fair value of commodity derivative instruments	—	273
Other liabilities	5,857	6,251
Total other liabilities	190,639	200,406
Total liabilities	201,448	213,819
Commitments and contingencies (See Note 13)
Mezzanine equity
Class B preferred units, 31,310,896 and 31,000,887 units issued and outstanding as of December 31, 2018 and 2017, respectively	349,857	343,912
Partners' deficit
Common units, 16,486,239 and 14,965,134 units issued and outstanding as of December 31, 2018 and 2017, respectively	(64,620)	(29,308)
Total partners' deficit	(64,620)	(29,308)
Total liabilities and partners' capital	$486,685	$528,423

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$15,691	$(3,040)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	12,527	21,262
Amortization of debt issuance costs	783	524
Asset impairments	—	4,688
Accretion expense	497	773
Distributions from equity investments	24,946	8,720
Equity earnings in affiliate	(12,859)	(7,885)
Gain on sale of assets	(3,186)	(4,150)
Net gains on commodity derivative contracts	(1,316)	(3,947)
Net cash settlements received (paid) on commodity derivative contracts	(1,326)	5,487
Cash settlements on terminated commodity derivative contracts	—	3,602
Unit-based compensation	1,938	3,373
(Gain) loss on earnout derivative	(546)	2,353
Amortization of intangible assets	13,460	13,568
Costs for plug and abandon activities	—	(60)
Changes in Operating Assets and Liabilities:
Accounts receivable	(377)	644
Accounts receivable - related entities	6,389	(6,590)
Prepaid expenses	1,739	(629)
Other assets	82	144
Accounts payable and accrued liabilities	13,719	9,997
Accounts payable and accrued liabilities- related entities	(5,333)	3,566
Royalties payable	(12)	(300)
Other long-term liabilities	126	—
Net cash provided by operating activities	66,942	52,100
Cash flows from investing activities:
Final settlement of oil and natural gas properties acquisition	—	1,468
Development of oil and natural gas properties	(11)	(441)
Proceeds from sale of assets	7,692	11,665
Construction of gathering and transportation assets	(2,533)	(31,693)
Purchases of and contributions to equity affiliates	(2,838)	(13,684)
Net cash provided by (used in) investing activities	2,310	(32,685)
Cash flows from financing activities:
Payments for offering costs	(50)	(611)
Proceeds from issuance of debt	2,000	48,000
Repayment of debt	(11,000)	(12,000)
Issuance of common units	—	1,290
Distributions to common unitholders	(23,243)	(25,192)
Class B preferred unit cash distributions	(33,338)	(31,500)
Debt issuance costs	(1,008)	(38)
Net cash used in financing activities	(66,639)	(20,051)
Net increase (decrease) in cash and cash equivalents	2,613	(636)
Cash and cash equivalents, beginning of period	321	957
Cash and cash equivalents, end of period	$2,934	$321
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$525	$1,064
Cash paid during the period for interest	$9,763	$7,643

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

	Common Units		Total
	Units	Amount	Capital
Partners' Capital, December 31, 2016	13,447,749	$16,744	$16,744
Unit-based compensation programs	217,481	3,373	3,373
Issuance of common units, net of offering costs of $0.6 million	906,613	11,228	11,228
Cash distributions to common unit holders	—	(25,192)	(25,192)
Common units issued as Class B Preferred distributions	393,291	5,250	5,250
Distributions - Class B preferred units	—	(37,671)	(37,671)
Net loss	—	(3,040)	(3,040)
Partners' Deficit, December 31, 2017	14,965,134	$(29,308)	$(29,308)
Unit-based compensation programs	531,561	1,938	1,938
Issuance of common units, net of offering costs of $0.1 million	989,544	9,585	9,585
Cash distributions to common unit holders	—	(23,243)	(23,243)
Distributions - Class B preferred units	—	(39,283)	(39,283)
Net income	—	15,691	15,691
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

1. ORGANIZATION AND BUSINESS

Organization

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines, and a natural gas processing facility, all located in the Western Eagle Ford in South Texas. We also own production assets in Texas and Louisiana. We have entered into the Services Agreement with Manager, the sole member of our general partner, pursuant to which Manager provides services we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. On June 2, 2017, we changed our name to Sanchez Midstream Partners LP from Sanchez Production Partners LP. Manager also owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America. The accompanying financial statements include the accounts of us and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Our  business consists of two reportable segments: Production and Midstream. Midstream includes Western Catarina Midstream, the Carnero JV and Seco Pipeline. Production consists of our oil and natural gas properties in Texas and Louisiana. Our management evaluates performance based on these two business segments.

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

In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. We will adopt this guidance beginning in fiscal year 2019. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions

(or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Partnership adopted this ASU on January 1, 2018, using a prospective method and did not have an impact on the Partnership’s unaudited condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018. Additionally, in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. The Partnership plans on electing the practical expedients disclosed in ASU 2018-10. The effective date in ASU 2018-10 is the same as that of ASU 2016-02. The standards update the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. The Partnership will not early adopt this standard and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. The Partnership has substantially completed its review of the impact of the new standard as well as the implementation of a lease accounting software. Adoption of the standard is expected to result in the recognition of assets and liabilities in our consolidated balance sheets for existing operating leases such as compressors and potentially other equipment still being evaluated. Concurrent with the software implementation, the Partnership is incorporating necessary updates to its business processes and controls. The quantitative impacts of the new standard are dependent on the active leases at the time of adoption.  As a result, the evaluation of the effect of the new standards will extend over future periods.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In March, April, May and December of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Partnership adopted the standard effective January 1, 2018. For more information, see Note 3 “Revenue Recognition.”

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

Revenue Recognition

Midstream

We recognize revenue from contracts with customers in accordance with Topic 606 and ASC 840 for our midstream segment. The Seco Pipeline Transportation Agreement is our only contract that we account for using Topic 606. Under the Seco Pipeline Transportation Agreement, we agreed to provide transportation services of certain quantities of natural gas from the receipt point to the delivery point.  Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature.  As such, we applied the series guidance and treat these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress. Additionally, Seco Pipeline Transportation Agreement contains variable consideration in the form of volume variability. As the distinct goods or services (rather than the series) are considered for the purpose of allocating variable consideration, we have taken the optional exception under ASC 606-10-50-14A(b).  Under this exception,  revenue is alternatively recognized in the period that control is transferred to the customer and the respective variable component of the total transaction price is resolved.

The Gathering Agreement (as defined in Note 14. “Related Party Transactions”) was classified as an operating lease at inception and is accounted for under ASC 840, as Sanchez Energy controls the physical use of the property under the lease.  Revenues relating to the Gathering Agreement is recognized in the period service is provided. Under this arrangement, the Partnership receives a fee or fees for services provided. The revenue the Partnership recognizes from gathering and transportation services is generally directly related to the volume of oil and natural gas that flows through its systems.

Production

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators, as we do not currently operate any of our production assets. The Eagle Ford Shale properties are operated by SOG and Marathon Oil Company and the Louisiana properties are operated by SOG. We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808.  Both revenues and expenses for these arrangements are recognized based on the information provided to us by the operators.

Accounts Receivable, Net

Our accounts receivable are primarily from our contractual agreements with Sanchez Energy and its subsidiaries, operators of our oil and natural gas properties and counterparties to our financial instruments. Oil receivables are generally collected within 30 days after the end of the month. Natural gas receivables are generally collected within 60 days after the end of the month. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted. Our allowance for doubtful accounts was $0.4 million as of December 31, 2018 and 2017.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and derivative financial instruments. We place our cash with high credit quality financial institutions. We place our derivative financial instruments with financial institutions that participate in our Credit Agreement and maintain an investment grade credit rating. Substantially all of our accounts receivable are due from operators of our  oil and natural gas properties. These sales are generally unsecured and, in some cases, may carry a parent guarantee. We routinely assess the financial strength of our customers. Bad debt expense is recognized on an account-by-account review and when recovery is not probable. We have no off-balance-sheet credit exposure related to our operations or customers.

Sanchez Energy accounted for 71% and 63% of total revenue for the years ended December 31, 2018 and 2017, respectively. We are highly dependent upon Sanchez Energy as our most significant customer, and we expect to derive a substantial portion of our revenue from Sanchez Energy in the foreseeable future.  Accordingly, we are indirectly subject to the business risks of Sanchez Energy.

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

Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and the credit-adjusted risk-free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset and is included in “Depreciation, depletion, amortization and accretion” in the Partnership’s Consolidated Statements of Operations.

To estimate the fair value of an asset retirement obligation, the Partnership employs a present value technique, which reflects certain assumptions, including its credit‑adjusted risk‑free interest rate, inflation rate, the estimated settlement date of the liability and the estimated current cost to settle the liability. Changes in timing or to the original estimate of cash flows will result in change to the carrying amount of the liability.

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

Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (including wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described in Note 8 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements, proved reserves estimates are subject to future revisions when additional information becomes available.

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. Cash flow estimates for the impairment testing are based on third party reserve reports and exclude derivative instruments. Refer to Note 8 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements for additional information.

Reserves of Natural Gas, NGLs and Oil

Our estimate of proved reserves is based on the quantities of natural gas, NGLs and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of the reserve report prepared by Ryder Scott, an independent oil and natural gas consulting firm. On an annual basis, our proved reserve estimates and the reserve report prepared by Ryder Scott are reviewed by the Audit Committee and the Board. Our financial statements for 2018 and 2017 were prepared using Ryder Scott’s estimates of our proved reserves.

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

Investments

We follow the equity method of accounting when we do not exercise control over the investee, but we can exercise significant influence over the operating and financial policies of the investee. Under this method, our equity investments are carried originally at our acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received. We evaluate our equity investments for impairment when evidence indicates the carrying amount of our investment is no longer recoverable. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the equity method investee to sustain an earnings capacity that would justify the carrying amount of the investment. When the estimated fair value of an equity investment is less than its carrying value and the loss in value is determined to be other than temporary, we recognize the excess of the carrying value over the estimated fair value as an impairment loss within equity earnings (loss) in our consolidated statements of operations.

Earnout Derivative

As part of the Carnero Gathering Transaction (defined in Note 12 “Investments”), we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers. The earnout derivative is accounted for under ASC 815, and we measure its fair value through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios.

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

Adoption of this guidance resulted in financial statement presentation changes whereby revenue from the Gathering Agreement and revenue from the Seco Pipeline Transportation Agreement are shown as separate line items within our condensed consolidated statements of operations.  There was no cumulative adjustment to retained earnings or any other changes to our January 1, 2018 condensed consolidated balance sheet.

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

Midstream Segment

The Seco Pipeline Transportation Agreement is our only contract that we account for under Topic 606. The Gathering Agreement (as defined in Note 14. “Related Party Transactions”) was classified as an operating lease at inception and is accounted for under ASC 840, Leases, and is reported as gathering and transportation lease revenue in our condensed consolidated statements of operations. Both of these contracts are further discussed in Note 14 “Related Party Transactions.”

We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 12 “Investments.”

Production Segment

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators, as we do not currently operate any of our production assets. The Eagle Ford Shale properties are operated by SOG and Marathon Oil Company and the Louisiana properties are operated by SOG. We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808.  Both revenues and expenses for these arrangements are recognized based on the information provided to us by the operators.

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in the condensed consolidated statements of operations. As this income is accounted for under ASC 815, Derivatives and Hedging, it is not subject to Topic 606.

We recognized revenue of $83.6 million for the year ended December 31, 2018.  The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Year December 31, 2018
	Production	Midstream	Total
Revenues:
Natural gas sales	$953	$—	$953
Oil sales	21,272	—	21,272
Natural gas liquid sales	1,709	—	1,709
Gathering and transportation sales	—	6,651	6,651
Gathering and transportation lease revenues	—	53,025	53,025
Total revenues	$23,934	$59,676	$83,610

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606. At January 1, 2018 and December 31, 2018, our accounts receivable from contracts with customers were $1.1 million and $0.6 million, respectively, and are presented within accounts receivable – related entities on the consolidated balance sheets.

Reconciliation of Statements of Operations

The impact of adopting Topic 606 on our condensed consolidated statements of operations is as follows (in thousands):

	Year Ended December 31, 2018
	As reported	Balances without Adoption Topic 606	Effect of change Higher/(Lower)
Statement of Operations
Gathering and transportation sales	$6,651	$59,676	$(53,025)
Gathering and transportation lease revenues	53,025	—	53,025
Net earnings	$59,676	$59,676	$—

We expect the impact of the adoption of Topic 606 to be immaterial to our net income (loss) on an ongoing basis.

4. ACQUISITIONS AND DIVESTITURES

Louisiana Divestiture

In September 2018, we entered into a purchase and sale agreement to sell certain non-operated production assets located in Louisiana for cash consideration of approximately $1.3 million. The divestiture closed on October 22, 2018 and we recorded a gain of approximately $0.6 million on the sale.

Briggs Divestiture

In April 2018, we entered into a purchase and sale agreement to sell specified wellbores and related assets and interests in La Salle County Texas (the “Briggs Assets”) for a base purchase price of approximately $4.5 million which, after giving effect to purchase price adjustments, was reduced to approximately $4.2 million  in cash consideration (the “Briggs Divestiture”). In addition, other than limited obligations that we retained, the buyer agreed to assume all obligations relating to the Briggs Assets, including all plugging and abandonment costs, that may arise on or after March 1, 2018. The Briggs Divestiture closed on April 30, 2018 and we recorded a gain of approximately $1.8 million on the sale.

Cola Divestiture

In April 2018, we entered into multiple purchase and sale agreements to sell certain non-operated production assets located in Oklahoma for total cash consideration of approximately $1.0 million. The divestitures were all closed by May 8, 2018 and we recorded a total gain of approximately $1.1 million on the sale.

Texas Production Divestiture

In October 2017, we entered into a purchase and sale agreement to sell specified oil and gas wells, leases and other associated assets and interests located in Texas (the “Texas Production Assets”) for cash consideration of approximately $6.3 million, (the “Texas Production Divestiture”).  In addition, the buyer agreed to assume all obligations relating to the assets, including all plugging and abandonment costs relating to the assets, that arise on or after October 1, 2017.  The Texas Production Divestiture closed November 13, 2017 and we recorded a gain of approximately $1.4 million on the sale.

Non-Operated Production Divestiture

In July 2017, we entered into an agreement to assign certain non-operated production assets located in Oklahoma, as well as our equity interests in the entities that owned such assets, in exchange for agreeing upon the apportionment of certain shared litigation costs. The assignment was effective as of July 14, 2017.

Oklahoma Production Divestiture

In May 2017, we entered into a purchase and sale agreement to sell all of the Partnership’s equity interests in the entities that owned our remaining Oklahoma production assets for cash consideration of $5.5 million, and assumption by the buyer of all obligations relating to the assets arising after the closing date and all plugging and abandonment costs relating to the assets arising prior to the closing date (the “Oklahoma Production Divestiture”). The Oklahoma Production Divestiture closed July 17, 2017 and we recorded a gain of $2.4 million on the sale.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value Measurements at December 31, 2018
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative assets	$—	$3,914	$—	$3,914
Midstream derivative instrument
Earnout derivative liability	—	—	(5,856)	(5,856)
Total	$—	$3,914	$(5,856)	$(1,942)

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

As of December 31, 2018 and 2017, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 10 ‘‘Asset Retirement Obligation.’’

The following table summarizes the non-recurring fair value measurements of our assets and liabilities as of December 31, 2018 (in thousands):

Fair Value Measurements at December 31, 2018
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
(a)

During the year ended December 31, 2017, we recorded a non-cash impairment charge of $4.7 million to impair certain of our producing oil and natural gas properties in Texas. The carrying values of the impaired proved properties were reduced to a fair value of $7.3 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Earnout Derivative – As part of the Carnero Gathering Transaction (defined in Note 12 “Investments”), we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of our earnout derivative as Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's embedded and earnout derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	December 31,
	2018	2017
Beginning balance	$(6,402)	$(4,270)
Initial fair value of earnout derivative	—	221
Gain (loss) on earnout derivative	546	(2,353)
Ending balance	$(5,856)	$(6,402)

Gain (loss) included in earnings related to derivatives still held as of December 31, 2018 and 2017, respectively	$546	$(2,353)

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

Under ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date.  We will net derivative assets and liabilities for counterparties where we have a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  We have not elected to designate any of our current derivative contracts as hedges; however, changes in the fair value of all of our derivative instruments are recognized in earnings and included as realized and unrealized gains (losses) on derivative instruments in the consolidated statements of operations.

As of December 31, 2018, we had the following derivative contracts in place, all of which are accounted for as mark-to-market activities:

MTM Fixed Price Swaps – NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	119,832	$2.85	115,784	$2.85	112,032	$2.85	108,552	$2.85	456,200	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									858,648

MTM Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	62,528	$60.41	59,552	$60.44	57,024	$60.48	54,824	$60.52	233,928	$60.46
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									434,512

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Beginning fair value of commodity derivatives	$1,231	$6,436
Net gains on crude oil derivatives	1,400	3,284
Net gains (losses) on natural gas derivatives	(84)	663
Net settlements paid (received) on derivative contracts:
Oil	1,330	(6,422)
Natural gas	37	(2,730)
Ending fair value of commodity derivatives	$3,914	$1,231

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Location of Gain(Loss)	Years Ended December 31,
Derivative Type	in Income	2018	2017
Commodity – Mark-to-Market	Oil sales	$1,400	$3,284
Commodity – Mark-to-Market	Natural gas sales	(84)	663
		$1,316	$3,947

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with four counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. In August 2017, we repositioned certain of our oil and natural gas hedges in anticipation of the sale of the Texas Production Assets and, in the process, received $3.6 million in net cash from the counterparties on those hedges. As of December 31, 2018 and 2017, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million. The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream assets is equal to the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from Carnero JV multiplied by 4.5. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders. As of December 31, 2018, the borrowing base under the Credit Agreement was $310.0 million, with an elected commitment amount of $210.0 million, and we had $180.0 million of debt outstanding under the facility, leaving us with $30.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2018.

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

The Credit Agreement limits our ability to pay distributions to unitholders. We have the ability to pay distributions to unitholders from available cash, including cash from borrowings under the Credit Agreement, as long as no event of default exists and provided that no distributions to unitholders may be made if the borrowings outstanding, net of available cash, under the Credit Agreement exceed 90% of the borrowing base, after giving effect to the proposed distribution. Our available cash is reduced by any cash reserves established by the Board for the proper conduct of our business and the payment of fees and expenses.

At December 31, 2018, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of December 31, 2018 and 2017, our unamortized debt issuance costs were $1.4 million and $1.2 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the years ended December 31, 2018 and 2017 were $0.8 million and $0.5 million, respectively.

8. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consist of the following (in thousands):

	December 31,
	2018	2017
Gathering and transportation assets
Midstream assets	$186,406	$184,969
Less: Accumulated depreciation and amortization	(34,598)	(26,870)
Total Gathering and transportation assets, net	$151,808	$158,099

Oil and natural gas properties consist of the following (in thousands):

	December 31,
	2018	2017
Oil and natural gas properties and related equipment
Proved property	$112,173	$170,750
Less: Accumulated depreciation, depletion, amortization and impairments	(65,647)	(115,704)
Oil and natural gas properties and equipment, net	$46,526	$55,046

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

Proved Reserves. Accounting rules require that we price our oil and natural gas proved reserves at the preceding twelve-month average of the first-day-of-the-month reference prices as adjusted for location and quality differentials. Such SEC-required prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Our proved reserve estimates exclude the effect of any derivatives we have in place.

Our estimate of proved reserves is based on the quantities of natural gas, NGLs, and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Proved reserves are calculated based on various factors, including consideration of an independent reserve engineers’ report on proved reserves and an economic evaluation of all of our properties on a well-by-well basis. The process used to complete the estimates of proved reserves at December 31, 2018 and 2017 is described in detail in Note 20 “Supplemental Information on Oil and Natural Gas Producing Activities.”

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Years Ended
	December 31,
	2018	2017
Depreciation, depletion and amortization of oil and natural gas-related assets	$4,798	$9,413
Depreciation and amortization of gathering and transportation related assets	7,729	11,849
Amortization of intangible assets	13,460	13,568
Total Depreciation, depletion and amortization	25,987	34,830
Asset impairments	—	4,688
Total	$25,987	$39,518

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

For the year ended December 31, 2018, we recorded no impairment charges. For the year ended December 31, 2017, we recorded non-cash charges of $4.7 million, to impair certain producing oil and natural gas properties in Texas.

Asset Retirement Obligation. As described in Note 10 “Asset Retirement Obligation,” estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over proved developed reserves using the units-of-production method. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Exploration and Dry Hole Costs. Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties.  All such costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. We recorded no exploration or dry hole costs for the years ended December 31, 2018 and 2017.

Materials and Supplies. Materials and supplies consist of well equipment, parts and supplies. They are valued at the lower of cost or market, using either the specific identification or first-in first-out method, depending on the inventory type. Materials and supplies are capitalized as used in the development or support of our oil and natural gas properties.

9. PROVISION FOR INCOME TAXES

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2018 and 2017 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income taxes on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner's individual tax basis in our limited partner interests.

Provision for income taxes reflects franchise tax obligations in the state of Texas (the "Texas Margin Tax").  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal and state income tax provision (benefit) is summarized below:

	Years Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	64	—
Total current	64	—

Deferred:
Federal	—	—
State	126	—
Total deferred	126	—
Total provision for income taxes	$190	$—

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Pre-tax net book income (loss)	$15,881	$(3,040)

Texas Margin Tax (a)	267	(438)
Return to accrual	9	—
Valuation allowance	(86)	438
Provision for income taxes	$190	$—

Effective income tax rate	1.20%	0.00%
(a)

Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated (in thousands):

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Derivative assets	$(15)	$7
Depreciable, depletable property, plant and equipment	(112)	78
Other	1	1
Deferred tax assets (liabilities):	(126)	86
Valuation allowance	—	(86)
Total deferred tax assets (liabilities)	$(126)	$—

Deferred tax assets which required valuation allowances were related to assets sold in 2018.  Therefore, the valuation allowance is no longer necessary and was removed as of December 31, 2018.

As of December 31, 2018 and 2017, the Partnership had no material uncertain tax positions.

The Partnership files income tax returns in the U.S. and various state jurisdictions. The Partnership is no longer subject to examination by federal income tax authorities prior to 2015. State statutes vary by jurisdiction.

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

The following table is a reconciliation of the ARO (in thousands):

	December 31,
	2018	2017
Asset retirement obligation, beginning balance	$6,074	$13,579
Liabilities added from escalating working interests	288	198
Sales	(613)	(8,416)
Revisions to cost estimates	(46)	—
Settlements	—	(60)
Accretion expense	497	773
Asset retirement obligation, ending balance	$6,200	$6,074

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells reduce the liability for AROs. In 2018 and 2017, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2018, obligations were sold as part of the Briggs Divestiture and Louisiana Divestiture and during the year ended December 31, 2017, obligations were sold as part of the Oklahoma Production Divestiture and Texas Production Divestiture.

11. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $158.7 million related to the Gathering Agreement with Sanchez Energy that was entered into as part of the Western Catarina Midstream transaction. Pursuant to the 15-year agreement, Sanchez Energy tenders all of its petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15 year life of the agreement.

Amortization expense for the years ended December 31, 2018 and 2017 was $13.5 million and $13.6 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our consolidated statement of operations. Intangible assets as of December 31, 2018 and 2017 are detailed below (in thousands):

	December 31,
	2018	2017
Beginning balance	$172,166	$185,766
Disposals	—	(32)
Amortization	(13,460)	(13,568)
Ending balance	$158,706	$172,166

12. INVESTMENTS

In July 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that was 50% owned and operated by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of 15 years and decreases the earnings from equity investments line within the consolidated statements of operations. As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. See Note 5 “Fair Value Measurements” for further discussion of the earnout derivative.

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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County Texas, to Carnero JV, which expands the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 Comanche acres in the Western Eagle Ford pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the joint ventures limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction we now record our share of earnings and losses from Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting, beginning with the three months ended June 30, 2018.  The HLBV is a balance-sheet approach that calculates the amount we would have received if Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our consolidated statements of operations. In the event of liquidation of Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of December 31, 2018, the Partnership had paid approximately $123.8 million for its investment in Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the joint venture and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the equity investments caption on our consolidated balance sheets. For the year ended December 31, 2018, the Partnership recorded earnings of approximately $14.0 million in equity investments from Carnero JV, which was offset by approximately $1.2 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the consolidated statements of operations.  Cash distributions of approximately $24.9 million were received during the year ended December 31, 2018.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Sales	$321,607	$136,178
Total expenses	290,073	118,077
Net income	$31,534	$18,101

13. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers. This earnout has an approximate value of $5.9 million and was recorded on the balance sheet as a deferred liability as of December 31, 2018. For the years ended December 31, 2018 and 2017, natural gas received did not exceed the threshold.

14. RELATED PARTY TRANSACTIONS

Sanchez-Related Agreements

We are controlled by our general partner.  The sole member of our general partner is Manager, which has no officers. The sole manager and member of Manager is SP Capital Holdings, LLC, which has no officers.  The co-managers of SP Capital Holdings, LLC are Antonio R. Sanchez, III, a member of and Chairman of the Board; Eduardo A. Sanchez, a member of the Board; Patricio D. Sanchez, a member of the Board and the President and Chief Operating Officer of our general partner; and their father, Antonio R. Sanchez, Jr. SP Capital Holdings, LLC is owned by Antonio R. Sanchez, III, Eduardo A. Sanchez , and Patricio D. Sanchez, along with their sister, Ana Lee Sanchez Jacobs, and Antonio R. Sanchez, Jr. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, and acquisition, disposition and financing services.   In connection with providing services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Each of these fees, not including the reimbursement of costs, is paid in cash unless Manager elects for such fee to be paid in our equity.  The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both Manager and the Partnership provide notice of termination to the other with at least 180 days’ notice.  During the years ended December 31, 2018 and 2017, we incurred costs of approximately $8.6 million and $8.8 million, respectively, to Manager under the Services Agreement. Manager utilizes SOG to provide the services under the Services Agreement.

SOG, headquartered in Houston, Texas, is a private full-service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Chairman of the Board, Antonio R. Sanchez, III, the President and Chief Operating Officer of our general partner as well as one of our directors, Patricio D. Sanchez, one of our directors, Eduardo A. Sanchez, along with their immediate family members Ana Lee Sanchez Jacobs and Antonio R. Sanchez, Jr., collectively, either directly or indirectly, own a majority of the equity interests of SOG. In addition, Antonio R. Sanchez, III and Patricio D. Sanchez are Co-Presidents of SOG; Antonio R. Sanchez, Jr. is the Chief Executive Officer and sole director of SOG; Ana Lee Sanchez Jacobs is an Executive Vice President of SOG; and Gerald F. Willinger is an Executive Vice President of SOG.

Sanchez-Related Transactions

We have entered into several transactions with Sanchez Energy since January 1, 2017.

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Sanchez Energy, pursuant to which Sanchez Energy agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). During the first five years of the term of the Gathering Agreement, Sanchez Energy is required to meet a minimum quarterly volume delivery commitment of 10,200 Bbls per day of oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments. Sanchez Energy is required to pay gathering and processing fees of $0.96 per Bbl for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through Western Catarina Midstream, in each case, subject to an annual escalation for a positive increase in the consumer price index. For the years ended December 31, 2018 and 2017, Sanchez Energy paid us approximately $57.9 million and $52.8 million, respectively, pursuant to the terms of the gathering and processing agreement. On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by SN Catarina based on water that is delivered through the gathering system through March 31, 2018. Following March 31, 2018, we have agreed with Sanchez Energy to continue the incremental infrastructure fee on a month-to-month basis.

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers.  For the years ended December 31, 2018 and 2017, we did not make any earnout payments to Sanchez Energy. However, we had a payable of $0.1 million to Sanchez Energy at year end December 31, 2017 related to the earnout.

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

In September 2017, we entered into the Seco Pipeline Transportation Agreement. For the years ended December 31, 2018 and 2017, SN Catarina paid us approximately $7.2 million and $0.9 million, respectively, pursuant to the terms of that agreement.

In May 2018, the Carnero JV, which is operated by Targa, received a dedication from Sanchez Energy and its working interest partners of over 315,000 Comanche acres in the Western Eagle Ford pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the joint ventures limited by the capacity of the Raptor Gas Processing Facility.

As of December 31, 2018 and 2017, the Partnership had a net receivable from related parties of approximately $6.7 million, and $13.1 million, respectively, which are included in “Accounts receivable – related entities” in the consolidated balance sheets. As of December 31, 2018 and 2017, the Partnership also had a net payable to related parties of approximately $5.6 million, and $10.4 million, respectively. The net receivable/payable as of December 31, 2018 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and ad valorem.

Sanchez Energy is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas where it has assembled approximately 473,000 gross leasehold acres (271,000 net acres).  The Chairman of the Board, Antonio R. Sanchez, III, is Sanchez Energy’s Chief Executive Officer and a member of its board of directors. A member of the Board, Eduardo A. Sanchez, is the former President of Sanchez Energy. The President and Chief Operating Officer of our general partner, Patricio D. Sanchez, who is also a member of the Board, is an Executive Vice President of Sanchez Energy. Antonio R. Sanchez, Jr., the father of Antonio R. Sanchez, III, Eduardo A. Sanchez, and Patricio D. Sanchez, is the Executive Chairman of the board of directors of Sanchez Energy. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez beneficially own 6.5%,  3.2%,  1.2% and 1.3%, respectively, of Sanchez Energy’s shares outstanding as of February 26, 2019. As of March 7, 2019, Sanchez Energy indirectly, through one of its wholly owned subsidiaries, beneficially owns approximately 13.0% of the outstanding common units of SNMP. The employees of SOG, including Kirsten A, Hink, our Chief Accounting Officer, provide services to both us and Sanchez Energy.

15. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan allows for restricted common unit grants. Restricted common unit activity under the Plan during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2016	219,144	$14.22
Granted	220,814	14.73
Vested	(153,487)	14.20
Returned/Cancelled	(3,333)	13.59
Outstanding at December 31, 2017	283,138	$14.64
Granted	622,534	11.94
Vested	(301,005)	13.60
Returned/Cancelled	(90,973)	12.77
Outstanding at December 31, 2018	513,694	$12.31

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

As of December 31, 2018, 1,309,385 common units remain available for future issuance to participants under the LTIP.

16. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units relating to the years ended December 31, 2018 and 2017.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2017	$0.4375	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.4441	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.4508	November 7, 2017	November 20, 2017	November 30, 2017
December 31, 2017	$0.4508	February 8, 2018	February 20, 2018	February 28, 2018
March 31, 2018	$0.4508	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018	$0.4508	August 8, 2018	August 21, 2018	August 31, 2018
September 30, 2018	$0.1500	November 9, 2018	November 20, 2018	November 30, 2018
December 31, 2018	$0.1500	February 7, 2019	February 20, 2019	February 28, 2019

The table below reflects the payment of distributions on Class B Preferred Units during the years ended December 31, 2018 and 2017.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2017 (a)	$0.2258	May 10, 2017	May 22, 2017	May 31, 2017
June 30, 2017	$0.28225	August 9, 2017	August 22, 2017	August 31, 2017
September 30, 2017	$0.28225	November 7, 2017	November 20, 2017	November 30, 2017
December 31, 2017	$0.28225	February 8, 2018	February 20, 2018	February 28, 2018
March 31, 2018	$0.28225	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018 (b)	$0.2258	August 8, 2018	August 21, 2018	August 31, 2018
September 30, 2018	$0.28225	November 9, 2018	November 20, 2018	November 30, 2018
December 31, 2018	$0.28225	February 7, 2019	February 20, 2019	February 28, 2019

(a)

The Partnership elected to pay the first-quarter 2017 distribution on the Class B Preferred Units in part cash and, with consent of the Class B preferred unitholder, in part common units (in lieu of additional Class B Preferred Units). Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B Preferred Unit and an aggregate distribution of 184,697 common units, which was paid on May 31, 2017 to holders of record on May 22, 2017.

(b)

The Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part in Class B Preferred PIK Units. Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred PIK Units, which was paid on August 31, 2018 to holders of record on August 21, 2018.

17. MEMBERS’ EQUITY/PARTNERS’ CAPITAL

Outstanding Units

As of December 31, 2018, we had 31,310,896 Class B Preferred Units outstanding and 16,486,239 common units outstanding, which included 513,694 unvested restricted common units issued under LTIP.

Common Unit Issuances

The following table shows the common units issued by the Partnership in 2017 and 2018 to SP Holdings in connection with providing services under the Services Agreement:

	Common	Date of
Three months ended	units	issuance
September 30, 2016	170,750	March 6, 2017
December 31, 2016	154,737	March 6, 2017
March 31, 2017	139,110	June 30, 2017
June 30, 2017	170,497	August 31, 2017
September 30, 2017	186,942	November 30, 2017
December 31, 2017	210,978	March 15, 2018
March 31, 2018	220,214	May 31, 2018
June 30, 2018	224,342	September 10, 2018
September 30, 2018	334,010	November 30, 2018

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

Under the terms of our partnership agreement, holders of the Class B Preferred Units receive a quarterly distribution, at the election of the Board, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part Class B Preferred PIK Units (4.0% per annum), as defined in the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”). Distributions are to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

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

The Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part Class B Preferred PIK Units in accordance with the partnership agreement. Accordingly, the Partnership issued 310,009 Class B Preferred PIK Units on August 31, 2018, to Stonepeak.

The Class B Preferred Units are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following (in thousands):

	December 31,
	2018	2017
Mezzanine equity, beginning balance	$343,912	$342,991
Amortization of discount	2,358	1,796
Distributions	36,925	35,875
Distributions paid	(33,338)	(36,750)
Mezzanine equity, ending balance	$349,857	$343,912

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

18. REPORTING SEGMENTS

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

We realigned the composition of our operating segments to reflect management's view of the operating results during the fourth-quarter 2017. The following tables present financial information for each operating segment for the periods indicated based on the realignment of our operating segments (in thousands):

	Years Ended December 31,
	2018		2017
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$953	$—	$6,626	$—
Oil sales	21,272	—	23,701	—
Natural gas liquid sales	1,709	—	1,997	—
Gathering and transportation sales	—	6,651	—	55,825
Gathering and transportation lease revenues	—	53,025	—	—
Total segment revenues	23,934	59,676	32,324	55,825

Segment operating costs
Lease operating expenses	6,719	1,145	12,066	928
Transportation operating expenses	—	12,316	—	11,600
Cost of sales	—	—	77	—
Production taxes	1,104	—	1,476	—
Gain on sale of assets	(3,186)	—	(4,150)	—
Depreciation, depletion and amortization	4,798	21,189	9,522	25,308
Asset impairments	—	—	4,688	—
Accretion expense	198	299	499	274
Total segment operating costs	9,633	34,949	24,178	38,110

Segment other income (loss)
Earnings (loss) from equity investments	—	12,859	(101)	7,986
Total segment other income (loss)	—	12,859	(101)	7,986

Segment operating income	$14,301	$37,586	$8,045	$25,701

	Years Ended
	December 31,
	2018	2017
Reconciliation of segment operating income to net income (loss)
Total production operating income	$14,301	$8,045
Total midstream operating income	37,586	25,701
Total segment operating income	51,887	33,746

General and administrative expense	(23,653)	(22,655)
Unit-based compensation expense	(1,938)	(3,373)
Interest expense, net	(10,961)	(8,341)
Other income (expense)	546	(2,417)
Income tax expense	(190)	—
Net income (loss)	$15,691	$(3,040)

The following table summarizes the total assets and capital expenditures by operating segment based on the segment realignment as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$53,556	$429,523	$3,606	$486,685
Capital expenditures(b)	$11	$4,856	$—	$4,867

	December 31, 2017
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$58,623	$468,656	$1,144	$528,423
Capital expenditures(b)	$441	$46,452	$—	$46,893

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

The following table summarizes the percentage of revenue earned from those customers in the Midstream segment that exceed 10% of the Partnership's consolidated revenue for the periods presented below. Because all remaining production properties are non-operated, there are no customers in the Production segment that exceed 10% of the Partnership’s consolidated revenue.

	Years Ended
	December 31,
	2018	2017
Midstream
Sanchez Energy	71%	63%
Total	71%	63%

19. VARIABLE INTEREST ENTITIES

The Partnership’s investment in Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from Carnero JV is limited to the capital investment of approximately $114.5 million.

As of December 31, 2018, the Partnership had invested approximately $123.8 million in Carnero JV and no debt has been incurred by Carnero JV. We have included this VIE in the equity investments long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Acquisitions and capital investments	$127,899	$125,059
Earnings in equity investments	23,144	10,288
Distributions received	(36,578)	(11,632)
Maximum exposure to loss	$114,465	$123,715

20. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Costs

The following table sets forth our capitalized costs as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Capitalized costs at the end of the period:⁽ᵃ⁾
Oil and natural gas properties and related equipment (successful efforts method)
Proved property	$112,173	$170,750
Less: Accumulated depreciation, depletion, amortization and impairments	(65,647)	(115,704)
Oil and natural gas properties and equipment, net	$46,526	$55,046

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

The following table sets forth costs incurred for oil and natural gas producing activities for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Costs incurred for the period:
Acquisition of properties
Proved	$—	$—
Development costs	11	441
Oil and natural gas properties and equipment, net	$11	$441

The development costs for the years ended December 31, 2018 and 2017 primarily represent costs related to recompletions.

We had no exploration and dry hole costs in 2018 and 2017.

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

				Natural Gas
	Total	Oil	Natural Gas	Liquids
	(MMBoe)	(in MMBoe)	(in MMBoe)	(in MMBoe)
Net proved reserves
December 31, 2016	6,870	3,514	2,426	930
Sales of reserves in place	(1,731)	(358)	(1,280)	(93)
Revisions of previous estimates	1,062	504	383	175
Production	(936)	(414)	(420)	(102)
December 31, 2017	5,265	3,246	1,109	910
Sales of reserves in place	(1,105)	(272)	(322)	(511)
Revisions of previous estimates	(268)	(199)	(261)	192
Production	(439)	(296)	(72)	(71)
December 31, 2018	3,453	2,479	454	520

Proved developed reserves:
December 31, 2017	5,265	3,246	1,109	910
December 31, 2018	3,453	2,479	454	520

Reserves and Related Estimates

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.

Our year end December 31, 2018 and 2017, proved reserve estimates were 3.5 MMBoe and 5.3 MMBoe, respectively. Reserve estimates for those periods were prepared by, Ryder Scott, an independent petroleum engineering firm, and are used for the applicable disclosures in our financial statements.

Our 2018 estimates of total proved reserves decreased 1.8 MMBoe from 2017 primarily due to a decrease in reserves of 1.1 MMBoe due to the Louisiana Divestiture, Briggs Divestiture and Cola Divestiture. For proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report were: $66.95 per Bbl for oil, $23.00 per Bbl for NGLs and $3.21 per Mcf for natural gas.

Our 2017 estimates of total proved reserves decreased 1.6 MMBoe from 2016 primarily due to a decrease in reserves of 1.7 MMBoe due to the Oklahoma Production Divestiture and Texas Production Divestiture. For proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report were: $48.69 per Bbl for oil, $21.34 per Bbl for NGLs and $3.04 per Mcf for natural gas.

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

The following table summarizes the standardized measure of estimated discounted future cash flows from the oil and natural gas properties (in thousands):

	Years Ended December 31,
	2018	2017
Future cash inflows	$186,675	$197,739
Future production costs	(99,187)	(101,300)
Future estimated development costs	(4,043)	(4,346)
Future net cash flows	83,445	92,093
10% annual discount for estimated timing of cash flows	(31,199)	(35,396)
Standardized measure of discounted estimated future net cash flows related to proved oil and natural gas reserves	$52,246	$56,697

The following table summarizes the principal sources of change in the standardized measure of estimated discounted future net cash flows (in thousands):

	Years Ended December 31,
	2018	2017
Beginning of the period	$56,697	$49,636
Sales and transfers of oil and natural gas, net of production costs	(14,795)	(14,758)
Net changes in prices and production costs related to future production	17,392	15,036
Changes in development costs	207	3,854
Changes in extensions and discoveries	—	160
Revisions of previous quantity estimates	(4,203)	9,137
Purchases and sales of reserves in place	(5,423)	(11,952)
Accretion discount	5,670	4,964
Change in production rates, timing, and other	(3,299)	620
Standardized measure of discounted future net cash flows related to proved oil and natural gas reserves	$52,246	$56,697

21. SUBSEQUENT EVENTS

On February 7, 2019, the Board declared a fourth-quarter 2018 cash distribution on its common units of $0.15 per unit ($0.60 per unit annualized), which was paid on February 28, 2019 to holders of record on February 20, 2019. The Partnership also declared a fourth-quarter 2018 cash distribution on the Class B Preferred Units of $0.28225 per Class B Preferred Unit, which was paid on February 28, 2019 to holders of record on February 20, 2019.

On February 22, 2019, the Partnership paid $2.0 million in principal outstanding under the Credit Agreement resulting in debt outstanding of $178.0 million under the Credit Agreement as of that date.

Effective January 1, 2019, the Partnership increased the Western Catarina Midstream tariff rate for throughput volumes from approximately 71,000 net acres on Sanchez Energy’s Catarina Asset which are not currently dedicated under the Gathering Agreement.