Form 10-Q
period 2019-03-31
Sanchez Midstream Partners LP
filed 2019-05-09
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partner
interests	SNMP	NYSE American

Common units outstanding as of May 8, 2019: Approximately 18,300,817 units.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	our ability to successfully execute our business, acquisition and financing strategies;
•	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
•	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
•	our ability to make, maintain and grow distributions;
•	the ability of our partners to perform under our joint ventures and partnerships;
•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
•	our ability to utilize the services, personnel and other assets of the sole member of our general partner, SP Holdings, LLC (“Manager”), pursuant to the Services Agreement (as defined below);
•	Manager’s ability to retain personnel to perform its obligations under its shared services agreement with SOG;
•	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
•	the timing and extent of changes in prices for, and demand for, natural gas, natural gas liquids (“NGLs”) and oil;
•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;
•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Natural gas sales	$110	$473
Oil sales	(739)	3,462
Natural gas liquid sales	179	595
Gathering and transportation sales	1,683	1,688
Gathering and transportation lease revenues	16,257	12,318
Total revenues	17,490	18,536
Expenses
Operating expenses
Lease operating expenses	1,715	1,971
Transportation operating expenses	2,676	2,847
Production taxes	183	322
General and administrative expenses	4,749	5,165
Unit-based compensation expense	635	1,438
Depreciation, depletion and amortization	6,429	6,628
Accretion expense	133	126
Total operating expenses	16,520	18,497
Other (income) expense
Interest expense, net	2,786	2,599
Earnings from equity investments	(1,442)	(4,272)
Other (income) expense	(46)	270
Total other (income) expenses	1,298	(1,403)
Total expenses	17,818	17,094
Income (loss) before income taxes	(328)	1,442
Income tax expense	46	—
Net income (loss)	(374)	1,442
Less
Preferred unit distributions	(8,838)	(8,750)
Preferred unit amortization	(697)	(531)
Net loss attributable to common unitholders	$(9,909)	$(7,839)
Net loss per unit
Common units - Basic and Diluted	$(0.61)	$(0.53)
Weighted Average Units Outstanding
Common units - Basic and Diluted	16,173,858	14,738,528

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$6,855	$2,934
Accounts receivable	85	277
Accounts receivable - related entities	6,316	6,700
Prepaid expenses	1,085	931
Fair value of commodity derivative instruments	536	3,044
Total current assets	14,877	13,886
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,346	112,173
Gathering and transportation assets	186,583	186,406
Less: accumulated depreciation, depletion, amortization and impairment	(103,297)	(100,245)
Oil and natural gas properties and equipment, net	195,632	198,334
Other assets
Intangible assets, net	155,341	158,706
Fair value of commodity derivative instruments	57	876
Equity investments	111,259	114,465
Other non-current assets	385	418
Total assets	$477,551	$486,685

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$4,000	$4,678
Accounts payable and accrued liabilities - related entities	6,826	5,641
Royalties payable	359	359
Short-term debt, net of debt issuance costs	176,863	—
Fair value of commodity derivative instruments	800	6
Other liabilities	132	125
Total current liabilities	188,980	10,809
Other liabilities
Asset retirement obligation	6,505	6,200
Long-term debt, net of debt issuance costs	—	178,582
Fair value of commodity derivative instruments	713	—
Other liabilities	5,810	5,857
Total other liabilities	13,028	190,639
Total liabilities	202,008	201,448
Commitments and contingencies (See Note 12)
Mezzanine equity
Class B preferred units, 31,310,896 units issued and outstanding as of March 31, 2019 and December 31, 2018	350,554	349,857
Partners' deficit
Common units, 18,252,065 and 16,486,239 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	(75,011)	(64,620)
Total partners' deficit	(75,011)	(64,620)
Total liabilities and partners' capital	$477,551	$486,685

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(374)	$1,442
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	3,064	3,263
Amortization of debt issuance costs	287	131
Accretion expense	133	126
Distributions from equity investments	4,658	6,992
Equity earnings in affiliate	(1,442)	(4,272)
Net loss on commodity derivative contracts	4,524	1,937
Net cash settlements received (paid) on commodity derivative contracts	477	(189)
Unit-based compensation	635	738
(Gain) loss on earnout derivative	(31)	270
Amortization of intangible assets	3,365	3,365
Changes in Operating Assets and Liabilities:
Accounts receivable	69	102
Accounts receivable - related entities	380	7,105
Prepaid expenses	(154)	66
Other assets	19	22
Accounts payable and accrued liabilities	661	5,591
Accounts payable and accrued liabilities- related entities	1,181	(3,570)
Royalties payable	—	(3)
Other long-term liabilities	(9)	—
Net cash provided by operating activities	17,443	23,116
Cash flows from investing activities:
Development of oil and natural gas properties	—	(3)
Proceeds from sale of assets	—	350
Construction of gathering and transportation assets	(197)	(1,160)
Purchases of and contributions to equity affiliates	(10)	(263)
Net cash used in investing activities	(207)	(1,076)
Cash flows from financing activities:
Payments for offering costs	—	(50)
Repayment of debt	(2,000)	(5,000)
Distributions to common unitholders	(2,471)	(6,746)
Class B preferred unit cash distributions	(8,838)	(8,750)
Debt issuance costs	(6)	(11)
Net cash used in financing activities	(13,315)	(20,557)
Net increase (decrease) in cash and cash equivalents	3,921	1,483
Cash and cash equivalents, beginning of period	2,934	321
Cash and cash equivalents, end of period	$6,855	$1,804
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$20	$641
Cash paid during the period for interest	$2,582	$2,300

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Unit-based compensation programs	978,076	815	815
Issuance of common units	787,750	1,355	1,355
Cash distributions to common unitholders	—	(2,471)	(2,471)
Distributions - Class B preferred units	—	(9,535)	(9,535)
Net loss	—	(374)	(374)
Partners' Deficit, March 31, 2019	18,252,065	$(75,011)	$(75,011)

	Common Units		Total
	Units	Amount	Capital
Partners' Capital, December 31, 2017	14,965,134	$(29,308)	$(29,308)
Unit-based compensation programs	(4,166)	738	738
Issuance of common units, net of offering costs of $0.1 million	210,978	2,292	2,292
Cash distributions to common unitholders	—	(6,746)	(6,746)
Distributions - Class B preferred units	—	(9,281)	(9,281)
Net income	—	1,442	1,442
Partners' Deficit, March 31, 2018	15,171,946	$(40,863)	$(40,863)

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

Organization

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas. We also own production assets in Texas and Louisiana. We have entered into a shared services agreement (the “Services Agreement”) with Manager,  pursuant to which Manager provides services we require to conduct our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. On June 2, 2017, we changed our name to Sanchez Midstream Partners LP. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements include the accounts of us and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our business consists of two reportable segments: Production and Midstream. Midstream includes Western Catarina Midstream (defined in Note 10 “Intangible Assets”), the Carnero JV (defined in Note 11 “Investments”) and Seco Pipeline (defined in Note 13 “Related Party Transactions”). Production consists of our oil and natural gas properties in Texas and Louisiana. Our management evaluates performance based on these two business segments.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of SNMP and its subsidiaries included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 7, 2019.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements,” which modifies the disclosure requirements on fair value measurements.  This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted this ASU effective January 1, 2019, which resulted in the remeasurement of our outstanding unvested awards as of January 1, 2019 and will change the expense recorded for equity awards going forward. The adoption of this standard resulted in an approximately $0.2 million charge to retained earnings.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018. Additionally, in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. The Partnership plans on electing the practical expedients disclosed in ASU 2018-10. The effective date in ASU 2018-10 is the same as that of ASU 2016-02. The standards update the previous lease guidance by requiring the recognition of a right-of-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. The Partnership adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

Estimates

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include estimates of our reserves of natural gas, NGLs and oil; future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of derivatives; and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best judgment using the data available.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

3.  REVENUE RECOGNITION

Revenue from Contracts with Customers

We account for revenue from contracts with customers in accordance with ASC 606. The unit of account in ASC 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

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

Midstream Segment

The Seco Pipeline Transportation Agreement is the only contract that we account for under ASC 606. The Catarina Midstream Gathering Agreement is classified as an operating lease and is accounted for under ASC 842, Leases, and is reported as gathering and transportation lease revenue  in our condensed consolidated statements of operations. Both of these contracts are further discussed in Note 13 “Related Party Transactions.”

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

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in the condensed consolidated statements of operations. As this income is accounted for under ASC 815, Derivatives and Hedging, it is not subject to ASC 606.

We recognized aggregate revenue of $17.5 million for three months ended March 31, 2019. The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Three Months Ended March 31, 2019
	Production	Midstream	Total
Revenues:
Natural gas sales	$110	$—	$110
Oil sales	(739)	—	(739)
Natural gas liquid sales	179	—	179
Gathering and transportation sales	—	1,683	1,683
Gathering and transportation lease revenues	—	16,257	16,257
Total revenues	$(450)	$17,940	$17,490

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

The Seco Pipeline Transportation Agreement contains variable consideration in the form of volume variability. As the distinct goods or services (rather than the series) are considered for the purpose of allocating variable consideration, we have taken the optional exception under ASC 606 which is available only for wholly unsatisfied performance obligations for which the criteria in ASC 606 have been met.  Under this exception, neither estimation of variable consideration nor disclosure of the transaction price allocated to the remaining performance obligations is required.  Revenue is alternatively recognized in the period that control is transferred to the customer and the respective variable component of the total transaction price is resolved.

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

Contract Balances

Under our sales contracts, we invoice customers after performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At each of March 31, 2019 and December 31, 2018, our receivables from contracts with customers were $0.6 million and are presented within accounts receivable – related entities on the condensed consolidated balance sheets.

4. ACQUISITIONS AND DIVESTITURES

Louisiana Divestiture

In September 2018, we entered into a purchase and sale agreement to sell certain non-operated production assets located in Louisiana for cash consideration of approximately $1.3 million (the “Louisiana Divestiture”). The divestiture closed on October 22, 2018, and we recorded a gain of approximately $0.6 million on the sale.

Briggs Divestiture

In April 2018, we entered into a  purchase and sale agreement to sell specified wellbores and related assets and interests in La Salle County Texas (the “Briggs Assets”) for cash consideration of approximately $4.2 million (the “Briggs Divestiture”). In addition, other than limited obligations that we retained,  the buyer of the Briggs Assets agreed to assume all obligations relating to the Briggs Assets, including all plugging and abandonment costs, that may arise on or after March 1, 2018. The Briggs Divestiture closed April 30, 2018, and we recorded a gain of approximately $1.8 million on the sale.

Cola Divestiture

In April 2018, we entered into multiple purchase and sale agreements to sell certain non-operated production assets located in Oklahoma for total cash consideration of approximately $1.0 million (collectively, the “Cola Divestiture”). Each of the  divestitures closed by May 8, 2018, and we recorded a total gain of approximately $1.1 million on the sales.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2019
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative liability	$—	$(920)	$—	$(920)
Midstream derivative instrument
Earnout derivative liability	—	—	(5,825)	(5,825)
Total	$—	$(920)	$(5,825)	$(6,745)

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

As of March 31, 2019 and December 31, 2018, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

Fair Value on a Non-Recurring Basis

The Partnership follows the provisions of Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. We periodically review oil and natural gas properties and related equipment for impairment when facts and circumstances indicate that their carrying values may not be recoverable.

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 9 “Asset Retirement Obligation.”

We had no non-recurring fair value measurements of our assets as of March 31, 2019 and December 31, 2018.

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

Credit Agreement – We believe that the carrying value of our Credit Agreement (defined in Note 7 “Long-Term Debt”) approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms.  The debt is classified as a Level 2 input in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.  The Credit Agreement is discussed further in Note 7 “Long-Term Debt.”

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of March 31, 2019.

Earnout Derivative – As part of the Carnero Gathering Transaction (defined in Note 11 “Investments”), we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 and is presented within other liabilities on the condensed consolidated balance sheets.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s earnout derivative liability classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Beginning balance	$(5,856)	$(6,402)
Gain on earnout derivative	31	546
Ending balance	$(5,825)	$(5,856)

Gain included in earnings related to derivatives still held as of March 31, 2019 and December 31, 2018, respectively	$31	$546

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

As of March 31, 2019, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	59,552	$60.44	57,024	$60.48	54,824	$60.52	171,400	$60.48
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									371,984

Fixed Price Swaps – NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	115,784	$2.85	112,032	$2.85	108,552	$2.85	336,368	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									738,816

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Beginning fair value of commodity derivatives	$3,914	$1,231
Net gains (losses) on crude oil derivatives	(4,484)	1,400
Net losses on natural gas derivatives	(40)	(84)
Net settlements paid (received) on derivative contracts:
Oil	(347)	1,330
Natural gas	37	37
Ending fair value of commodity derivatives	$(920)	$3,914

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain(Loss)	Three Months Ended March 31,
Derivative Type	in Income	2019	2018
Commodity – Mark-to-Market	Oil sales	$(4,484)	$(1,939)
Commodity – Mark-to-Market	Natural gas sales	(40)	2
		$(4,524)	$(1,937)

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with three counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of March 31, 2019 and December 31, 2018, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Earnout Derivative

Refer to Note 5 “Fair Value Measurements”.

7. LONG-TERM DEBT

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (“Credit Agreement”).  The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020.  Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own, as well as various security and pledge agreements among the Partnership, certain of its subsidiaries and the administrative agent.

Our Credit Agreement became a current liability as of March 31, 2019. We expect to refinance or extend the maturity of our Credit Agreement prior to its maturity date. However, we may not be able to renew or replace the facility or, if we are able to renew or replace the facility, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions or a  borrowing base favorable to us.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from the Carnero JV (defined in Note 11 “Investments”) multiplied by 4.5. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of March 31, 2019, the borrowing base under the Credit Agreement was $303.1 million, with an elected commitment amount of $210.0 million, and we had $178.0 million of debt outstanding under the facility, leaving us with $32.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2019. Our Credit Agreement matures on March 31, 2020.

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

In addition, we are required to maintain the following financial covenants:

•	current assets to current liabilities ratio of at least 1.0 to 1.0 at all times;
•

senior secured net debt to consolidated adjusted EBITDA ratio for the last twelve months, as of the last day of any fiscal quarter, of not greater than 4.5 to 1.0 if the adjusted EBITDA of our midstream operations equals or exceeds one-third of total Adjusted EBITDA or 4.0 to 1.0 if the adjusted EBITDA of our midstream operations is less than one-third of total adjusted EBITDA; and

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

At March 31, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis.  If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt under the Credit Agreement could become then due and payable.  We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of March 31, 2019 and December 31, 2018, our unamortized debt issuance costs were  $1.1 million and $1.4 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended March 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively.

8. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Gathering and transportation assets
Midstream assets	$186,583	$186,406
Less: Accumulated depreciation and amortization	(36,567)	(34,598)
Total Gathering and transportation assets, net	$150,016	$151,808

Oil and natural gas properties and related equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Oil and natural gas properties and related equipment
Proved property	$112,346	$112,173
Less: Accumulated depreciation, depletion, amortization and impairments	(66,730)	(65,647)
Oil and natural gas properties and equipment, net	$45,616	$46,526

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

Depreciation, depletion, amortization and impairments consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Depreciation, depletion and amortization of oil and natural gas-related assets	$1,095	$1,363
Depreciation and amortization of gathering and transportation related assets	1,969	1,900
Amortization of intangible assets	3,365	3,365
Total Depreciation, depletion and amortization	$6,429	$6,628

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

For each of the three months ended March 31, 2019 and 2018, we recorded no impairment charges.

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

The following table is a reconciliation of changes in ARO for the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Asset retirement obligation, beginning balance	$6,200	$6,074
Liabilities added from escalating working interests	172	288
Sales	—	(613)
Revisions to cost estimates	—	(46)
Accretion expense	133	497
Asset retirement obligation, ending balance	$6,505	$6,200

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred.  Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs.  During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2018, obligations were sold as part of the Briggs Divestiture,  Louisiana Divestiture and Cola Divestiture.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts.  The intangible assets balance includes $155.3 million related to the Gathering Agreement (defined in Note 13 “Related Party Transactions”) with Sanchez Energy that was entered into as part of the acquisition of the Western Catarina gathering system (“Western Catarina Midstream”).  Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the three months ended March 31, 2019 and 2018 was $3.4 million.  These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations.  The following table is a reconciliation of changes in intangible assets (in thousands):

	March 31,	December 31,
	2019	2018
Beginning balance	$158,706	$172,166
Amortization	(3,365)	(13,460)
Ending balance	$155,341	$158,706

11. INVESTMENTS

In July 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that was 50% owned and operated by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of 15 years and decreases earnings from equity investments in our condensed consolidated statements of operations. As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. See Note 5 “Fair Value Measurements” for further discussion of the earnout derivative.

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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas within Carnero G&P, LLC (the “Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County Texas, to the Carnero JV, which expands the processing capacity of the Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to the Carnero JV resulting in the Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 Comanche acres in the Western Eagle Ford pursuant to a new long-term firm gas gathering and processing agreement.  The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the Carnero JV limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction we now record our share of earnings and losses from the Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting.  The HLBV is a balance-sheet approach that calculates the amount we would have received if the Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations.  In the event of liquidation of the Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of March 31, 2019, the Partnership had paid approximately $123.9 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the equity investments caption on our condensed consolidated balance sheets.  For the three months ended March 31, 2019, the Partnership recorded earnings of approximately $1.7 million in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in earnings from equity investments within the condensed consolidated statements of operations.  Cash distributions of approximately $4.7 million were received during the three months ended March 31, 2019.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Sales	$57,042	$89,789
Total expenses	52,159	80,662
Net income	$4,883	$9,127

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. This earnout has an approximate value of $5.8 million and is recorded as other liabilities on our condensed consolidated balance sheet. For the three months ended March 31, 2019, we paid Sanchez Energy $18.9 thousand related to the earnout. For the three months ended March 31, 2018, the natural gas the Carnero JV received did not exceed the aforementioned threshold, which resulted in no payment to Sanchez Energy related to the earnout.

13. RELATED PARTY TRANSACTIONS

Please read the disclosure under the headings “Sanchez-Related Agreements” and “Sanchez-Related Transactions” in Note 14 “Related Party Transactions” of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete description of certain related party transactions that were entered into prior to 2019. The following is an update to such disclosure:

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Sanchez Energy pursuant to which Sanchez Energy agreed to tender all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in South Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by a subsidiary of Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018.  Subsequent to the conclusion of the incremental infrastructure fee amendment, the parties have agreed to continue the incremental infrastructure fee on a month-to-month basis. On January 1, 2019, the Partnership increased the Western Catarina Midstream tariff rate for throughput volumes which are outside of the dedicated acreage under the Gathering Agreement.

As of March 31, 2019 and December 31, 2018, the Partnership had a net receivable from related parties of approximately $6.3 million, and $6.7 million, respectively, which are included in accounts receivable – related entities  on the condensed consolidated balance sheets.   As of March 31, 2019 and December 31, 2018, the Partnership also had a net payable to related parties of approximately $6.8 million, and $5.6 million, respectively, which are included in accounts payable – related entities on the condensed consolidated balance sheets.   The net receivable/payable as of March 31, 2019 and December 31, 2018 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and obligations for general and administrative costs.

14. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2018	513,694	$12.31
Granted	991,560	2.74
Returned/Cancelled	(13,484)	12.05
Outstanding at March 31, 2019	1,491,770	$5.95

In March 2019, the Partnership issued 991,560 restricted common units pursuant to the LTIP to certain officers and directors of the Partnership’s general partner that vest over three years from the date of grant. The unit based compensation expense for the awards was based on the fair value on the day before the grant date.

As of March 31, 2019,  598,205 common units remained available for future issuance to participants under the LTIP.

15. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the three months ended March 31, 2019 and each of the three month periods ended during the year ended December 31, 2018.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2018	$0.4508	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018	$0.4508	August 8, 2018	August 21, 2018	August 31, 2018
September 30, 2018	$0.1500	November 9, 2018	November 20, 2018	November 30, 2018
December 31, 2018	$0.1500	February 7, 2019	February 20, 2019	February 28, 2019
March 31, 2019	$0.1500	May 3, 2019	May 22, 2019	May 31, 2019

The table below reflects the payment of distributions on Class B Preferred Units (defined below) related to the three months ended March 31, 2019 and each of the three month periods ended during the year ended December 31, 2018.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2018	$0.28225	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018 (a)	$0.22580	August 8, 2018	August 21, 2018	August 31, 2018
September 30, 2018	$0.28225	November 9, 2018	November 20, 2018	November 30, 2018
December 31, 2018	$0.28225	February 7, 2019	February 20, 2019	February 28, 2019
March 31, 2019	$0.28225	May 3, 2019	May 22, 2019	May 31, 2019
(a)

The Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part in Class B Preferred Units. Accordingly, the Partnership declared a cash distribution of $0.22580 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred Units, each payable on August 31, 2018 to holders of record on August 21, 2018.

16. PARTNERS’ CAPITAL

Outstanding Units

As of March 31, 2019, we had 31,310,896 Class B Preferred Units outstanding, and 18,252,065 common units outstanding, which included 1,491,770 unvested restricted common units issued under the LTIP.

Common Unit Issuances

The following table shows the common units issued by the Partnership in 2018 and 2019 to Manager  in connection with providing services under the Services Agreement:

	Common	Date of
Three months ended	units	issuance
December 31, 2017	210,978	March 15, 2018
March 31, 2018	220,214	May 31, 2018
June 30, 2018	224,342	September 10, 2018
September 30, 2018	334,010	November 30, 2018
December 31, 2018	787,750	March 8, 2019

Class B Preferred Unit Offering

On October 14, 2015, pursuant to the Class B Preferred Unit Purchase Agreement dated September 25, 2015 between the Partnership and Stonepeak, the Partnership sold and Stonepeak purchased 19,444,445 of the Partnership’s newly created Class B Preferred Units (the “Class B Preferred Units”) in a privately negotiated transaction for an aggregate cash purchase price of $18.00 per Class B Preferred Unit, which resulted in gross proceeds to the Partnership of approximately $350.0 million.  The Partnership used the net proceeds to pay a portion of the consideration for the acquisition of Western Catarina Midstream, along with the payment to Stonepeak of a fee equal to 2.25% of the consideration paid for the Class B Preferred Units.

Under the terms of the Second Amended and Restated Agreement of Limited Partnership of the Partnership (as amended to date, the “Amended Partnership Agreement”), holders of the Class B Preferred Units receive a quarterly distribution, at the election of the Board, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part Class B Preferred PIK Units (4.0% per annum), as defined in the Amended Partnership Agreement.  Distributions are to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

In accordance with the Amended Partnership Agreement, on December 6, 2016 the Partnership issued an additional 9,851,996 Class B Preferred Units to Stonepeak.  On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units pursuant to Section 5.10(g) of the Amended Partnership Agreement.  Pursuant to the Settlement Agreement, and in accordance with Section 5.4 of the Amended Partnership Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a privately negotiated transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit.  Pursuant to the terms of the Amended Partnership Agreement, the Class B Preferred Units are convertible at any time, at the option of Stonepeak, into common units of the Partnership, subject to the requirement to convert a minimum of $17.5 million of Class B Preferred Units.

The Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part Class B Preferred PIK Units in accordance with the Amended Partnership Agreement. Accordingly, the Partnership issued 310,009 Class B Preferred Units on August 31, 2018, to Stonepeak.

The Class B Preferred Units are accounted for as mezzanine equity on the condensed consolidated balance sheets.  The following table sets forth a reconciliation of the changes in mezzanine equity (in thousands):

	March 31,	December 31,
	2019	2018
Mezzanine equity, beginning balance	$349,857	$343,912
Amortization of discount	697	2,358
Distributions	8,838	36,925
Distributions paid	(8,838)	(33,338)
Mezzanine equity, ending balance	$350,554	$349,857

Earnings per Unit

Net income (loss) per common unit for the period is based on any distributions that are made to the unitholders (common units) plus an allocation of undistributed net income (loss) based on provisions of the Amended Partnership Agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income for the period had been distributed in accordance with the Amended Partnership Agreement. Unit-based awards granted but unvested are eligible to receive distributions. The underlying unvested restricted unit awards are considered participating securities for purposes of determining net income (loss) per unit. Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the Amended Partnership Agreement.   Undistributed losses are not allocated to unvested restricted unit awards as they do not participate in net losses.  Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Three Months Ended March 31,
	2019		2018
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$110	$—	$473	$—
Oil sales	(739)	—	3,462	—
Natural gas liquid sales	179	—	595	—
Gathering and transportation sales	—	1,683	—	1,688
Gathering and transportation lease revenues	—	16,257	—	12,318
Total segment revenues	(450)	17,940	4,530	14,006

Segment operating costs
Lease operating expenses	1,319	396	1,752	219
Transportation operating expenses	—	2,676	—	2,847
Production taxes	183	—	322	—
Depreciation, depletion and amortization	1,095	5,334	1,363	5,265
Accretion expense	54	79	54	72
Total segment operating costs	2,651	8,485	3,491	8,403

Segment other income
Earnings from equity investments	—	1,442	—	4,272
Total segment other income	—	1,442	—	4,272

Segment operating income (expense)	$(3,101)	$10,897	$1,039	$9,875

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of segment operating income to net income (loss)
Total production operating income (loss)	$(3,101)	$1,039
Total midstream operating income	10,897	9,875
Total segment operating income	7,796	10,914

General and administrative expense	(4,749)	(5,165)
Unit-based compensation expense	(635)	(1,438)
Interest expense, net	(2,786)	(2,599)
Other income (expense)	46	(270)
Income tax expense	(46)	—
Net income (loss)	$(374)	$1,442

The following table summarizes the total assets by operating segment as of March 31, 2019 and December 31, 2018 and total capital expenditures for the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands):

	March 31, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$47,745	$421,122	$8,684	$477,551
Capital expenditures(b)	$—	$186	$—	$186

	December 31, 2018
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$53,556	$429,523	$3,606	$486,685
Capital expenditures(b)	$11	$4,856	$—	$4,867

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

18. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses.  The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $111.3 million.

As of March 31, 2019, the Partnership had invested approximately $123.9 million in the Carnero JV and no debt has been incurred by the Carnero JV.   We have included this VIE in other assets, equity investments on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Acquisitions and capital investments	$127,910	$127,899
Earnings in equity investments	24,585	23,144
Distributions received	(41,236)	(36,578)
Maximum exposure to loss	$111,259	$114,465

19. SUBSEQUENT EVENTS

On May 3,  2019, the Board declared a first-quarter 2019 cash distribution on the Partnership’s common units of $0.15 per unit ($0.60 per unit annualized) payable on May 31, 2019 to the holders of record on May 22, 2019.  The Partnership also declared a first-quarter cash distribution on the Class B Preferred Units of $0.28225 per Class B Preferred Unit payable on May 31, 2019 to holders of record on May 22, 2019.

On April 23, 2019, the Partnership paid $2.0 million in principal outstanding under the Credit Agreement resulting in debt outstanding of $176.0 million under the Credit Agreement as of that date.

Effective April 1, 2019, the Partnership increased the Western Catarina Midstream tariff rate for throughput volumes from approximately 71,000 net acres on Sanchez Energy’s Catarina Asset which are not currently dedicated under the Gathering Agreement.

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

Overview

We are a growth-oriented publicly-traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas.  Our assets include our wholly-owned Western Catarina Midstream gathering system, our wholly-owned Seco Pipeline, and a 50% interest in the Carnero JV, a 50/50 joint venture operated by Targa that owns the Carnero Gathering Line, Raptor Gas Processing Facility, and Silver Oak II, and reversionary working interests and other production assets in Texas and Louisiana. On June 2, 2017, we changed our name to Sanchez Midstream Partners LP. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

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

Throughput Volumes

Upon the acquisition of Western Catarina Midstream, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Sanchez Energy’s Catarina Asset, which consists of approximately 106,000 net acres in Dimmit, La Salle and Webb counties, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Sanchez Energy on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Sanchez Energy from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, and throughput volumes are dependent on gas processed at the Raptor Gas Processing Facility and demand for dry gas in markets in South Texas. Natural gas is currently being transported through the Seco Pipeline under the Seco Pipeline Transportation Agreement. Future throughput volumes on the pipeline are dependent on the continuation of this month-to-month agreement with Sanchez Energy, execution of a new agreement with Sanchez Energy or execution of an agreement with a third party.

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

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results and guidance presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, in this quarterly report. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs.

Adjusted EBITDA is a significant performance metric used by our management to indicate (prior to the establishment of any cash reserves by the Board) the distributions that we would expect to pay to our unitholders. Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support a quarterly distribution or any increase in our quarterly distribution rates. Adjusted EBITDA is also used as a quantitative standard by our management and by external users of our financial statements such as investors, research analysts, our lenders and others to assess: (i) the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; (ii) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; and (iii) our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(374)	$1,442
Adjusted by:
Interest expense, net	2,786	2,599
Income tax expense	46	—
Depreciation, depletion and amortization	6,429	6,628
Accretion expense	133	126
Unit-based compensation expense	635	1,438
Unit-based asset management fees	2,032	2,279
Distributions in excess of equity earnings	2,064	1,837
Loss on mark-to-market activities	4,803	1,978
Acquisition and divestiture costs	—	251
Adjusted EBITDA	$18,554	$18,578

Significant Operational Factors

•

Throughput. During the three months ended March 31, 2019, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 14.3 MBbls/d of crude oil, 157.1 Mcf/d of natural gas and 9.3 MBbls/d of water. During the three months ended March 31, 2019, Sanchez Energy transported average daily production through Seco Pipeline of approximately 7.5 MMcf/d of natural gas. During the three months ended March 31, 2018, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.4 MBbls/d of crude oil, 151.7 MMcf/d of natural gas and 8.7 MBbls/d of water. During the three months ended March 31, 2018, Sanchez Energy transported average daily production through the Seco Pipeline of approximately 67.9 MMcf/d of natural gas.

•

Production. Our production for the three months ended March 31, 2019, was 85 MBoe, or an average of 944 Boe/d, compared to approximately 141 MBoe, or an average of 1,567 Boe/d, for the three months ended March 31, 2018.

•

Capital Expenditures. For the three months ended March 31, 2019,  we spent approximately $0.2 million in capital expenditures, related to the development of Western Catarina Midstream.  For the three months ended March 31, 2018, we spent approximately $0.4 million in capital expenditures, related to the development of Western Catarina Midstream.

•

Hedging Activities. For the three months ended March 31, 2019, the non-cash mark-to-market loss for our commodity derivatives was approximately $4.8 million, compared to a loss of $1.7 million for the same period in 2018.

Recent Developments

On May 3, 2019, the Board declared a first-quarter 2019 cash distribution on the Partnership’s common units of $0.15 per unit ($0.60 per unit annualized) payable on May 31, 2019 to the holders of record on May 22, 2019. The Partnership also declared a first-quarter cash distribution on the Class B Preferred Units of $0.28225 per Class B Preferred Unit payable on May 31, 2019 to holders of record on May 22, 2019.

Results of Operations by Segment

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Variance
Revenues:
Gathering and transportation sales	$1,683	$1,688	$(5)	(0)%
Gathering and transportation lease revenues	16,257	12,318	3,939	32%
Total gathering and transportation sales	17,940	14,006	3,934	28%
Operating expenses:
Lease operating expenses	396	219	177	81%
Transportation operating expenses	2,676	2,847	(171)	(6)%
Depreciation and amortization	5,334	5,265	69	1%
Accretion expense	79	72	7	10%
Total operating expenses	8,485	8,403	82	1%
Other income:
Earnings from equity investments	1,442	4,272	(2,830)	(66)%
Operating income	$10,897	$9,875	$1,022	10%

Gathering and transportation sales. Gathering and transportation sales remained relatively consistent for the three months ended March 31, 2019 with no material change when compared to the same period in 2018.  Gathering and transportation lease revenues increased approximately $4.0 million, or 32%, to approximately $16.3 million compared to approximately $12.3 million for the same period in 2018. This increase was primarily the result of an increase in the rate charged for natural gas transported on Western Catarina Midstream which was produced from outside the dedicated acreage under the Gathering Agreement.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and pipeline integrity management expenses. Our transportation operating expenses decreased slightly by approximately $0.2 million, or 6%, to approximately $2.7 million for the three months ended March 31, 2019, compared to approximately $2.9 million for the same period in 2018.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense remained consistent for the three months ended March 31, 2019 with no material change when compared to the same period in 2018.

Earnings from equity investments. Earnings from equity investments decreased approximately $2.8 million, or 66%, to approximately $1.4 million for the three months ended March 31, 2019, compared to approximately $4.3 million for the same period in 2018.  This decrease was the result of higher ad valorem taxes due to the addition of Silver Oak II to the Carnero JV as well as lower throughput during three months ended March 31, 2019.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Three Months Ended
	March 31,
	2019	2018	Variance
Revenues:
Natural gas sales at market price	$150	$471	$(321)	(68)%
Natural gas hedge settlements	(37)	—	(37)	NM (a)
Natural gas mark-to-market activities	(3)	2	(5)	NM (a)
Natural gas total	110	473	(363)	(77)%
Oil sales at market price	3,745	5,402	(1,657)	(31)%
Oil hedge settlements	347	(230)	577	NM (a)
Oil mark-to-market activities	(4,831)	(1,710)	(3,121)	NM (a)
Oil total	(739)	3,462	(4,201)	NM (a)
NGL sales	179	595	(416)	(70)%
Total revenues	(450)	4,530	(4,980)	NM (a)
Operating expenses:
Lease operating expenses	1,319	1,752	(433)	(25)%
Production taxes	183	322	(139)	(43)%
Depreciation, depletion and amortization	1,095	1,363	(268)	(20)%
Accretion expense	54	54	—	—%
Total operating expenses	2,651	3,491	(840)	(24)%
Operating income (loss)	$(3,101)	$1,039	$(4,140)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	March 31,
	2019	2018	Variance
Net production:
Natural gas (MMcf)	54	182	(128)	(70)%
Oil production (MBbl)	64	85	(21)	(25)%
NGLs (MBbl)	12	26	(14)	(54)%
Total production (MBoe)	85	141	(56)	(40)%
Average daily production (Boe/d)	944	1,567	(623)	(40)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.09	$2.59	$(0.50)	(19)%
Natural gas price per Mcf without hedge settlements	$2.78	$2.59	$0.19	7%
Oil price per Bbl with hedge settlements	$63.94	$60.85	$3.09	5%
Oil price per Bbl without hedge settlements	$58.52	$63.55	$(5.03)	(8)%
NGL price per Bbl without hedge settlements	$14.92	$22.88	$(7.96)	(35)%
Total price per Boe with hedge settlements	$51.58	$44.24	$7.34	17%
Total price per Boe without hedge settlements	$47.93	$45.87	$2.06	4%
Average unit costs per Boe:
Field operating expenses (a)	$17.67	$14.71	$2.96	20%
Lease operating expenses	$15.52	$12.43	$3.09	25%
Production taxes	$2.15	$2.28	$(0.13)	(6)%
Depreciation, depletion and amortization	$12.88	$9.67	$3.21	33%
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the three months ended March 31, 2019, 75% of our production was oil, 14% was NGLs and 11% was natural gas as compared to the three months ended March 31, 2018, where 60% of our production was oil, 18% was NGLs and 22% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2018 that were rich in natural gas. Combined production decreased by 56 MBoe for the three months ended March 31, 2019, primarily due to the closing of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Natural gas, NGLs and oil sales. Unhedged oil sales decreased approximately  $1.7 million, or 31%, to approximately $3.7 million for the three months ended March 31, 2019, compared to approximately  $5.4 million for the same period in 2018. NGL sales decreased approximately $0.4 million, or 70%, to approximately $0.2 million for the three months ended March 31, 2019, compared to approximately $0.6 million for the same period in 2018. Unhedged natural gas sales decreased approximately  $0.3 million, or 68%, to approximately $0.2 million for the three months ended March 31, 2019, compared to approximately  $0.5 million for the same period in

2018. Total decrease in oil, natural gas and NGL sales for the three months ended March 31, 2019 was primarily the result of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Including hedges and mark-to-market activities, our total production-related revenue decreased approximately $5.0 million for the three months ended March 31, 2019, compared to the same period in 2018. This decrease was primarily the result of decreases of approximately $3.1 million in oil mark-to-market activities, and $2.4 million in oil, natural gas, NGL sales, offset by an increase of approximately $0.5 million in settlements on oil derivatives.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended March 31, 2018 to the three months ended March 31, 2019 (dollars in thousands, except average sales prices and volumes):

	Q1 2019	Q1 2018	Production	Q1 2018	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	54	182	(128)	$2.59	$(331)
Oil (MBbl)	64	85	(21)	$63.55	$(1,335)
NGLs (MBbl)	12	26	(14)	$22.88	$(320)
Total oil equivalent (MBoe)	85	141	(56)	$45.87	$(1,986)

	Q1 2019	Q1 2018			Revenue
	Average	Average	Average Sales	Q1 2019	Increase/(Decrease)
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$2.78	$2.59	$0.19	54	$10
Oil (MBbl)	$58.52	$63.55	$(5.03)	64	$(322)
NGLs (MBbl)	$14.92	$22.88	$(7.96)	12	$(96)
Total oil equivalent (MBoe)	$47.93	$45.87	$2.06	85	$(408)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended March 31, 2019 by approximately $0.4 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended March 31, 2019, the non-cash mark-to-market loss was approximately $4.8 million, compared to a loss of approximately $1.7 million for the same period in 2018. The 2019 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivatives were approximately $0.3 million for the three months ended March 31, 2019, compared to cash settlements paid of approximately $0.2 million for the three months ended March 31, 2018.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense.  Lease operating expenses, which includes ad valorem taxes, decreased approximately $0.4 million, or 25%, to approximately $1.3 million for the three months ended March 31, 2019, compared to approximately $1.7 million for the same period in 2018. This decrease in operating expenses was primarily due to the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2019 decreased approximately $0.3 million to approximately  $1.1 million, compared to approximately $1.4 million for the same period in 2018. This decrease is primarily the result of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Impairment expense. For the three months ended March 31, 2019, and 2018 we did not record impairment charges.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Variance
Reconciliation of segment operating income to net income
Total production operating income (loss)	$(3,101)	$1,039	$(4,140)	NM (a)
Total midstream operating income	10,897	9,875	1,022	10%
Total segment operating income	7,796	10,914	(3,118)	(29)%

General and administrative expense	(4,749)	(5,165)	416	(8)%
Unit-based compensation expense	(635)	(1,438)	803	(56)%
Interest expense, net	(2,786)	(2,599)	(187)	7%
Other income (expense)	46	(270)	316	NM (a)
Income tax expense	(46)	—	(46)	NM (a)
Net income (loss)	$(374)	$1,442	$(1,816)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include the costs of our employees, related benefits, field office expenses, professional fees, direct and indirect costs billed by Manager in connection with the Services Agreement and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense,  decreased by approximately $1.2 million, or 18%, to approximately $5.4 million for the three months ended March 31, 2019 compared to approximately $6.6 million for the same period in 2018. The decrease was the result of a lower stock price for the three months ended March 31, 2019 compared to the same period in 2018 which reduced expenses related to the Sanchez Midstream Partners LP Long-Term Incentive Plan.

Interest expense, net. Interest expense increased approximately  $0.2 million, or 7%, to approximately  $2.8 million for the three months ended March 31, 2019, compared to approximately $2.6 million for the same period in 2018. This increase was the result of higher interest rates for the three months ended March 31, 2019.

Income tax expense. Income tax expense was approximately $46 thousand for the three months ended March 31, 2019, compared to no expense recorded for the same period in 2018.  The increase resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating expenses over the comparable periods and the removal of the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $6.9 million in cash and cash equivalents and $32.0 million available for borrowing under the Credit Agreement in effect on such date.

During the three months ended March 31, 2019, we paid approximately $2.6 million in cash for interest on borrowings under our Credit Agreement, of which approximately $37.6 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the three months ended March 31, 2019 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.

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

Credit Agreement

We have entered into a credit facility (the “Credit Agreement”) with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020. Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own, as well as various security and pledge agreements among the Partnership, certain of its subsidiaries and the administrative agent.

Our Credit Agreement became a current liability as of March 31, 2019. We expect to refinance or extend the maturity of our Credit Agreement prior to its maturity date. However, we may not be able to renew or replace the facility or, if we are able to renew or replace the facility, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions or a borrowing base favorable to us.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties. Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from the Carnero JV multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of March 31, 2019, the borrowing base under the Credit Agreement was $303.1 million, with an elected commitment amount of $210.0 million.

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

In addition, we are required to maintain the following financial covenants:

•	Current assets to current liabilities ratio for at least 1.0 to 1.0 at all times;
•

Senior secured net debt to consolidated adjusted EBITDA ratio for the last twelve months, as of the last day of any fiscal quarter, of not greater than 4.5 to 1.0 if the adjusted EBITDA of our midstream operations equals or exceeds one-third of total Adjusted EBITDA or 4.0 to 1.0 if the adjusted EBITDA of our midstream operations is less than one-third of total adjusted EBITDA; and

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

At March 31, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt under the Credit Agreement could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of March 31, 2019, the elected commitment amount under our Credit Agreement was set at $210.0 million, and we had $178.0 million of debt outstanding under the facility, leaving us with $32.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2019. Our Credit Agreement matures on March 31, 2020.

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

The following tables as of March 31, 2019, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	59,552	$60.44	57,024	$60.48	54,824	$60.52	171,400	$60.48
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									371,984

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	115,784	$2.85	112,032	$2.85	108,552	$2.85	336,368	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									738,816

Operating Cash Flows

We had net cash flows provided by operating activities for the three months ended March 31, 2019 of approximately $17.4 million, compared to net cash flow provided by operating activities of approximately $23.1 million for the same period in 2018. This decrease was primarily related to the impact of lower commodity prices and production between the periods resulting in a decrease of approximately $2.4 million, as well as a decrease on net cash settlements received on commodity derivative contracts of approximately $2.6 million between the periods.

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

Investing Activities

We had net cash flows used in investing activities for the three months ended March 31, 2019 of approximately $0.2 million, substantially all of which were related to midstream activities.

We had net cash flows used in investing activities for the three months ended March 31, 2018 of approximately $1.1 million, substantially all of which were related to midstream activities, including pipeline construction.

Financing Activities

Net cash flows used in financing activities was approximately $13.3 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we distributed $8.8 million and $2.5 million to Class B Preferred Unitholders and common unitholders, respectively. Additionally, we repaid borrowings of $2.0 million under our Credit Agreement.

Net cash flows used in financing activities were approximately $20.6 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we distributed $8.7 million and $6.7 million to Class B Preferred unitholders and common unitholders, respectively. Additionally, we paid $0.1 million in offering costs and repaid $5.0 million of borrowings under our Credit Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream business segment revenues from a single customer, Sanchez Energy, the sale of oil and natural gas and our use of derivatives. Through March 31, 2019, we have not suffered any significant losses with our counterparties as a result of non-performance. Any development that materially and adversely affect Sanchez Energy’s operations or financial condition could have a material adverse impact on us. For additional information on the risks associated with our relationships with Sanchez Energy, please read “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 7, 2019. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

See Part 1. Item 1. Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this report for information on new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Carefully consider the risk factors under the caption “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, together with all of the other information included in this Form 10-Q and in our other public filings, press releases, and public discussions with our management. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with providing services under the Services Agreement for the fourth-quarter 2018, the Partnership issued 787,750 common units to Manager on March 8, 2019. See Note 13 “Related Party Transactions” and the information incorporated by reference therein for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

No common units were purchased in the first-quarter of 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Summary Compensation of Executive Officers of Sanchez Midstream Partners GP LLC (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 7, 2019, File No. 001-33147).

10.2

Summary Compensation of Directors of Sanchez Midstream Partners GP LLC (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 7, 2019, File No. 001-33147).

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

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: May 9, 2019	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)