Form 10-Q
period 2019-06-30
Sanchez Midstream Partners LP
filed 2019-08-08
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Common units outstanding as of August 8,  2019: Approximately 20,089,827 units.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	our ability to successfully execute our business, acquisition and financing strategies;
•	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
•	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
•	our ability to grow enterprise value;
•	the ability of our partners to perform under our joint ventures and partnerships;
•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
•	our ability to utilize the services, personnel and other assets of the sole member of our general partner, SP Holdings, LLC (“Manager”), pursuant to the Services Agreement (as defined below);
•	Manager’s ability to retain personnel to perform its obligations under its shared services agreement with SOG;
•	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
•	the timing and extent of changes in prices for, and demand for, natural gas, natural gas liquids (“NGLs”) and oil;
•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;
•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;
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

COMMONLY USED DEFINED TERMS

As used in this Form 10-Q, unless the context indicates or otherwise requires, the following terms have the following meanings:

•

“Sanchez Midstream Partners,” “SNMP,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Midstream Partners LP, its consolidated subsidiaries and, where the context provides, the entity in which we have a 50% or greater ownership interest.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Natural gas sales	$256	$226	$366	$699
Oil sales	3,811	1,584	3,072	5,046
Natural gas liquid sales	117	400	296	995
Gathering and transportation sales	1,702	1,661	3,385	3,349
Gathering and transportation lease revenues	15,969	13,168	32,226	25,486
Total revenues	21,855	17,039	39,345	35,575
Expenses
Operating expenses
Lease operating expenses	2,065	2,007	3,780	3,978
Transportation operating expenses	3,048	3,071	5,724	5,918
Production taxes	141	287	324	609
General and administrative expenses	4,171	6,919	8,920	12,084
Unit-based compensation expense	175	1,347	810	2,785
Gain on sale of assets	—	(2,388)	—	(2,388)
Depreciation, depletion and amortization	6,174	6,545	12,603	13,173
Accretion expense	126	123	259	249
Total operating expenses	15,900	17,911	32,420	36,408
Other (income) expense
Interest expense, net	2,814	2,780	5,600	5,379
Earnings from equity investments	(791)	(3,111)	(2,233)	(7,383)
Other (income) expense	(21)	1,254	(67)	1,524
Total other (income) expenses	2,002	923	3,300	(480)
Total expenses	17,902	18,834	35,720	35,928
Income (loss) before income taxes	3,953	(1,795)	3,625	(353)
Income tax expense	76	—	122	—
Net income (loss)	3,877	(1,795)	3,503	(353)
Less
Preferred unit paid-in-kind distributions	(10,605)	(3,500)	(10,605)	(3,500)
Preferred unit distributions	—	(7,000)	(8,838)	(15,750)
Preferred unit amortization	(745)	(568)	(1,442)	(1,099)
Net loss attributable to common unitholders	$(7,473)	$(12,863)	$(17,382)	$(20,702)
Net loss per unit
Common units - Basic and Diluted	$(0.42)	$(0.85)	$(1.02)	$(1.38)
Weighted Average Units Outstanding
Common units - Basic and Diluted	17,684,563	15,199,779	16,968,736	14,997,058

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,253	$2,934
Accounts receivable	167	277
Accounts receivable - related entities	6,520	6,700
Prepaid expenses	1,432	931
Fair value of commodity derivative instruments	661	3,044
Total current assets	10,033	13,886
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,449	112,173
Gathering and transportation assets	186,845	186,406
Less: accumulated depreciation, depletion, amortization and impairment	(106,094)	(100,245)
Oil and natural gas properties and equipment, net	193,200	198,334
Other assets
Intangible assets, net	151,976	158,706
Fair value of commodity derivative instruments	59	876
Equity investments	108,776	114,465
Other non-current assets	352	418
Total assets	$464,396	$486,685

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$3,964	$4,678
Accounts payable and accrued liabilities - related entities	5,821	5,641
Royalties payable	359	359
Short-term debt, net of debt issuance costs	171,153	—
Fair value of commodity derivative instruments	541	6
Other liabilities	139	125
Total current liabilities	181,977	10,809
Other liabilities
Asset retirement obligation	6,631	6,200
Long-term debt, net of debt issuance costs	—	178,582
Fair value of commodity derivative instruments	157	—
Other liabilities	5,802	5,857
Total other liabilities	12,590	190,639
Total liabilities	194,567	201,448
Commitments and contingencies (See Note 12)
Mezzanine equity
Class B preferred units, 31,310,896 units issued and outstanding as of June 30, 2019 and December 31, 2018	353,067	349,857
Partners' deficit
Common units, 19,188,086 and 16,486,239 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	(83,238)	(64,620)
Total partners' deficit	(83,238)	(64,620)
Total liabilities and partners' capital	$464,396	$486,685

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,503	$(353)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	5,873	6,443
Amortization of debt issuance costs	578	265
Accretion expense	259	249
Distributions from equity investments	8,164	13,101
Equity earnings in affiliate	(2,233)	(7,383)
Gain on sale of assets	—	(2,388)
Net loss on commodity derivative contracts	3,524	5,653
Net cash settlements received (paid) on commodity derivative contracts	469	(706)
Unit-based compensation	810	2,785
(Gain) loss on earnout derivative	(63)	1,524
Amortization of intangible assets	6,730	6,730
Changes in Operating Assets and Liabilities:
Accounts receivable	23	185
Accounts receivable - related entities	176	6,541
Prepaid expenses	(501)	83
Other assets	42	43
Accounts payable and accrued liabilities	2,585	7,687
Accounts payable and accrued liabilities- related entities	176	(3,376)
Other long-term liabilities	22	(1)
Net cash provided by operating activities	30,137	37,082
Cash flows from investing activities:
Development of oil and natural gas properties	(103)	(205)
Proceeds from sale of assets	—	5,896
Construction of gathering and transportation assets	(357)	(1,700)
Purchases of and contributions to equity affiliates	(242)	(2,713)
Net cash provided by (used in) investing activities	(702)	1,278
Cash flows from financing activities:
Payments for offering costs	—	(50)
Repayment of debt	(8,000)	(5,000)
Distributions to common unitholders	(5,216)	(13,614)
Class B preferred unit cash distributions	(17,675)	(17,500)
Units tendered by SOG employees for tax withholdings	(218)	—
Debt issuance costs	(7)	(33)
Net cash used in financing activities	(31,116)	(36,197)
Net increase (decrease) in cash and cash equivalents	(1,681)	2,163
Cash and cash equivalents, beginning of period	2,934	321
Cash and cash equivalents, end of period	$1,253	$2,484
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$82	$341
Cash paid during the period for interest	$5,070	$4,788

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Unit-based compensation programs	978,076	815	815
Issuance of common units	787,750	1,355	1,355
Cash distributions to common unitholders	—	(2,471)	(2,471)
Distributions - Class B preferred units	—	(9,535)	(9,535)
Net loss	—	(374)	(374)
Partners' Deficit, March 31, 2019	18,252,065	$(75,011)	$(75,011)
Unit-based compensation programs	133,463	175	175
Units tendered by SOG employees for tax withholdings	(84,711)	(218)	(218)
Issuance of common units	887,269	2,034	2,034
Cash distributions to common unitholders	—	(2,745)	(2,745)
Distributions - Class B preferred units	—	(11,350)	(11,350)
Net income	—	3,877	3,877
Partners' Deficit, June 30, 2019	19,188,086	$(83,238)	$(83,238)

	Common Units		Total
	Units	Amount	Capital
Partners' Capital, December 31, 2017	14,965,134	$(29,308)	$(29,308)
Unit-based compensation programs	(4,166)	738	738
Issuance of common units, net of offering costs of $0.1 million	210,978	2,292	2,292
Cash distributions to common unitholders	—	(6,746)	(6,746)
Distributions - Class B preferred units	—	(9,281)	(9,281)
Net income	—	1,442	1,442
Partners' Deficit, March 31, 2018	15,171,946	$(40,863)	$(40,863)
Unit-based compensation programs	608,394	2,047	2,047
Issuance of common units, net of offering costs of $0.1 million	220,214	2,280	2,280
Cash distributions to common unitholders	—	(6,868)	(6,868)
Distributions - Class B preferred units	—	(11,068)	(11,068)
Net loss	—	(1,795)	(1,795)
Partners' Deficit, June 30, 2018	16,000,554	$(56,267)	$(56,267)

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements include the accounts of us and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our business consists of two reportable segments: Production and Midstream. Our Midstream segment includes Western Catarina Midstream (defined in Note 10 “Intangible Assets”), the Carnero JV (defined in Note 11 “Investments”) and Seco Pipeline. Our Production segment consists of our oil and natural gas properties in Texas and Louisiana. Our management evaluates performance based on these two business segments.

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 7, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018. Additionally, in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. The Partnership elected the practical expedients disclosed in ASU 2018-10. The effective date in ASU 2018-10 is the same as that of ASU 2016-02. The standards update the previous lease guidance by requiring the recognition of a right-of-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. The Partnership adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

Estimates

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes therein.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include estimates of our reserves of natural gas, NGLs and oil; future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of derivatives; and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best judgment using the data available.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Production Segment

Our oil, natural gas and NGL revenue is marketed and sold on our behalf by the respective asset operators. We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808, and revenue for these arrangements is recognized based on the information provided to us by the operators.

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in the condensed consolidated statements of operations. As this income is accounted for under ASC 815, Derivatives and Hedging, it is not subject to ASC 606.

We recognized aggregate revenue of $21.9 million for the three months ended June 30, 2019. The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Three Months Ended June 30, 2019
	Production	Midstream	Total
Revenues:
Natural gas sales	$256	$—	$256
Oil sales	3,811	—	3,811
Natural gas liquid sales	117	—	117
Gathering and transportation sales	—	1,702	1,702
Gathering and transportation lease revenues	—	15,969	15,969
Total revenues	$4,184	$17,671	$21,855

We recognized aggregate revenue of $39.3 million for the six months ended June 30, 2019. The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Six Months Ended June 30, 2019
	Production	Midstream	Total
Revenues:
Natural gas sales	$366	$—	$366
Oil sales	3,072	—	3,072
Natural gas liquid sales	296	—	296
Gathering and transportation sales	—	3,385	3,385
Gathering and transportation lease revenues	—	32,226	32,226
Total revenues	$3,734	$35,611	$39,345

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

Contract Balances

Under our sales contracts, we invoice customers after performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At each of June 30, 2019 and December 31, 2018, our receivables from contracts with customers were $0.6 million and are presented within accounts receivable – related entities on the condensed consolidated balance sheets.

4. ACQUISITIONS AND DIVESTITURES

Louisiana Divestiture

In September 2018, we entered into a purchase and sale agreement to sell certain non-operated production assets located in Louisiana for cash consideration of approximately $1.3 million (the “Louisiana Divestiture”). The Louisiana Divestiture closed on October 22, 2018, and we recorded a gain of approximately $0.6 million on the sale.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Fair Value Measurements at June 30, 2019
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative assets	$—	$22	$—	$22
Midstream derivative instrument
Earnout derivative liability	—	—	(5,793)	(5,793)
Total	$—	$22	$(5,793)	$(5,771)

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

As of June 30, 2019 and December 31, 2018, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

We had no non-recurring fair value measurements of our assets as of June 30, 2019 and December 31, 2018.

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of June 30, 2019.

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

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s earnout derivative liability classified as Level 3 in the fair value hierarchy (in thousands):

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Beginning balance	$(5,856)	$(6,402)
Gain on earnout derivative	63	546
Ending balance	$(5,793)	$(5,856)

Gain included in earnings related to derivatives still held as of June 30, 2019 and December 31, 2018, respectively	$63	$546

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

As of June 30, 2019, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	57,024	$60.48	54,824	$60.52	111,848	$60.50
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									312,432

Fixed Price Swaps – NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	112,032	$2.85	108,552	$2.85	220,584	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									623,032

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the six months ended June 30, 2019 and the year ended December 31, 2018 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Beginning fair value of commodity derivatives	$3,914	$1,231
Net gains (losses) on crude oil derivatives	(3,677)	1,400
Net gains (losses) on natural gas derivatives	153	(84)
Net settlements paid (received) on derivative contracts:
Oil	(381)	1,330
Natural gas	13	37
Ending fair value of commodity derivatives	$22	$3,914

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	in Income	2019	2018	2019	2018
Commodity – Mark-to-Market	Oil sales	$807	$(3,717)	$(3,677)	$(5,657)
Commodity – Mark-to-Market	Natural gas sales	193	2	153	4
		$1,000	$(3,715)	$(3,524)	$(5,653)

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with three counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of June 30, 2019 and December 31, 2018, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Earnout Derivative

Refer to Note 5 “Fair Value Measurements.”

7. LONG-TERM DEBT

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (“Credit Agreement”).  The Credit Agreement provides a maximum commitment of $500.0 million and has a maturity date of March 31, 2020.  Borrowings under the Credit Agreement are secured by various mortgages of oil and natural gas properties that we own, as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Our Credit Agreement is a current liability that matures on March 31, 2020. We expect to refinance or extend the maturity of our Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of our Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from the Carnero JV (defined in Note 11 “Investments”) multiplied by 4.5. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of June 30, 2019, the borrowing base under the Credit Agreement was $303.1 million, with an elected commitment amount of $210.0 million, and we had $172.0 million of debt outstanding under the facility, leaving us with $38.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2019.

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

At June 30, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis.  If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt under the Credit Agreement could become then due and payable.  We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of June 30, 2019 and December 31, 2018, our unamortized debt issuance costs were $0.8 million and $1.4 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended June 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively. Amortization of debt issuance costs recorded during the six months ended June 30, 2019 and 2018 was $0.6 million and $0.3 million, respectively.

8. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Gathering and transportation assets
Midstream assets	$186,845	$186,406
Less: Accumulated depreciation and amortization	(38,549)	(34,598)
Total gathering and transportation assets, net	$148,296	$151,808

Oil and natural gas properties and related equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Oil and natural gas properties and related equipment
Proved property	$112,449	$112,173
Less: Accumulated depreciation, depletion, amortization and impairments	(67,545)	(65,647)
Total oil and natural gas properties and equipment, net	$44,904	$46,526

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

Depreciation, depletion and amortization consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation, depletion and amortization of oil and natural gas-related assets	$828	$1,251	$1,923	$2,614
Depreciation and amortization of gathering and transportation related assets	1,981	1,929	3,950	3,829
Amortization of intangible assets	3,365	3,365	6,730	6,730
Total Depreciation, depletion and amortization	$6,174	$6,545	$12,603	$13,173

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

For each of the three and six months ended June 30, 2019 and 2018, we recorded no impairment charges.

9. ASSET RETIREMENT OBLIGATION

We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made.  Each period, we accrete the ARO to its then present value.  The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of our oil and natural gas properties, equipment and facilities or gathering and transportation assets.  Subsequently, the ARC is depreciated using the units-of-production method for production assets and the straight-line method for midstream assets.  The AROs recorded by us relate to the plugging and abandonment of oil and natural gas wells and decommissioning of oil and natural gas gathering and other facilities.

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

The following table is a reconciliation of changes in ARO for the six months ended June 30, 2019 and the year ended December 31, 2018 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Asset retirement obligation, beginning balance	$6,200	$6,074
Liabilities added from escalating working interests	172	288
Sales	—	(613)
Revisions to cost estimates	—	(46)
Accretion expense	259	497
Asset retirement obligation, ending balance	$6,631	$6,200

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2018, obligations were sold as part of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $152.0 million related to the Gathering Agreement (defined in Note 13 “Related Party Transactions”) with Sanchez Energy that was entered into as part of the acquisition of the Western Catarina gathering system (“Western Catarina Midstream”).  Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage.  These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the six months ended June 30, 2019 and 2018 was approximately $6.7 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	June 30,	December 31,
	2019	2018
Beginning balance	$158,706	$172,166
Amortization	(6,730)	(13,460)
Ending balance	$151,976	$158,706

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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas within Carnero G&P, LLC (the “Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County, Texas, to the Carnero JV, which expands the processing capacity of the Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to the Carnero JV resulting in the Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 Comanche acres in the Western Eagle Ford pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II. Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the Carnero JV limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction, we now record our share of earnings and losses from the Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. The HLBV is a balance-sheet approach that calculates the amount we would have received if the Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations.  In the event of liquidation of the Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of June 30, 2019, the Partnership had paid approximately $124.1 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day construction and operating decisions. We have included the investment balance in the equity investments caption on our condensed consolidated balance sheets.  For the three months ended June 30, 2019, the Partnership recorded earnings of approximately $1.1 million in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the six months ended June 30, 2019, the Partnership recorded earnings of approximately $2.8 million in equity investments from the Carnero JV, which was offset by approximately $0.6 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in earnings from equity investments within the condensed consolidated statements of operations.  Cash distributions of approximately $8.2 million were received during the six months ended June 30, 2019.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Sales	$97,061	$179,798
Total expenses	88,647	163,091
Net income	$8,414	$16,707

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. This earnout has an approximate value of $5.8 million and is recorded as other liabilities on our condensed consolidated balance sheet.  For the six months ended June 30, 2019, we paid Sanchez Energy $32.1 thousand related to the earnout. For the six months ended June 30, 2018, the natural gas the Carnero JV received did not exceed the aforementioned threshold, which resulted in no payment to Sanchez Energy related to the earnout.

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

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Sanchez Energy pursuant to which Sanchez Energy agreed to tender all of its crude petroleum, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in South Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by a subsidiary of Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018.  Subsequent to the conclusion of the incremental infrastructure fee amendment, the parties have agreed to continue the incremental infrastructure fee on a month-to-month basis. On January 1, 2019 and April 1, 2019,  the Partnership increased the Western Catarina Midstream tariff rate for throughput volumes which are outside of the dedicated acreage under the Gathering Agreement.

As of June 30, 2019 and December 31, 2018, the Partnership had a net receivable from related parties of approximately $6.5 million, and $6.7 million, respectively, which are included in accounts receivable – related entities on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Partnership also had a net payable to related parties of approximately $5.8 million, and $5.6 million, respectively, which are included in accounts payable – related entities on the condensed consolidated balance sheets.   The net receivable/payable as of June 30, 2019 and December 31, 2018 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and obligations for general and administrative costs.

14. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2018	513,694	$12.31
Granted	1,129,173	2.35
Vested	(381,729)	8.49
Returned/Cancelled	(102,345)	12.05
Outstanding at June 30, 2019	1,158,793	$3.88

In April 2019, the Partnership issued 137,613 restricted common units pursuant to the LTIP to certain directors of the Partnership’s general partner that vested immediately on the date of grant.  In March 2019, the Partnership issued 991,560 restricted common units pursuant to the LTIP to certain officers and directors of the Partnership’s general partner that vest over three years from the date of grant. The unit based compensation expense for the awards was based on the fair value on the day before the grant date.

As of June 30, 2019, 703,185 common units remained available for future issuance to participants under the LTIP.

15. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the six months ended June 30, 2019 and each of the three month periods ended during the year ended December 31, 2018.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2018	$0.4508	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018	$0.4508	August 8, 2018	August 21, 2018	August 31, 2018
September 30, 2018	$0.1500	November 9, 2018	November 20, 2018	November 30, 2018
December 31, 2018	$0.1500	February 7, 2019	February 20, 2019	February 28, 2019
March 31, 2019	$0.1500	May 3, 2019	May 22, 2019	May 31, 2019
June 30, 2019 (a)	$—	August 8, 2019	—	—
(a)

In connection with the second-quarter 2019 distribution, the Board determined to establish a cash reserve to pay down a portion of the Partnership’s debt outstanding under the Credit Agreement. Following the establishment of the cash reserve, the Board determined that the Partnership did not have any available cash and, as a result, no cash distribution was declared for the common units with respect to the second-quarter 2019. See Note 19 “Subsequent Events.”

The table below reflects the payment of distributions on Class B Preferred Units (defined below) related to the six months ended June 30, 2019 and each of the three month periods ended during the year ended December 31, 2018.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2018	$0.28225	May 8, 2018	May 22, 2018	May 31, 2018
June 30, 2018 (a)	$0.22580	August 8, 2018	August 21, 2018	August 31, 2018
September 30, 2018	$0.28225	November 9, 2018	November 20, 2018	November 30, 2018
December 31, 2018	$0.28225	February 7, 2019	February 20, 2019	February 28, 2019
March 31, 2019	$0.28225	May 3, 2019	May 22, 2019	May 31, 2019
June 30, 2019 (b)	$—	—	—	—
(a)

The Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part in Class B Preferred PIK Units. Accordingly, the Partnership declared a cash distribution of $0.22580 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred PIK Units, each distribution was paid on August 31, 2018 to holders of record on August 21, 2018.

(b)

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units (the “Class C Preferred Units”). As a result, no distribution was declared with respect to the Class B Preferred Units. See Note 19 “Subsequent Events.”

The table below reflects the payment of distributions on Class C Preferred Units related to the three months ended June 30, 2019.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
June 30, 2019 (a)	$—	August 8, 2019	August 20, 2019	August 30, 2019
(a)

The Board determined that the Partnership did not have any available cash with respect to the second-quarter 2019 and, as a result, the Amended Partnership Agreement (defined below) requires that the Partnership pay the second-quarter 2019 distribution on the Class C Preferred Units 100% in Class C Preferred PIK Units. Accordingly, the Partnership declared an aggregate distribution of 939,327 Class C Preferred PIK Units, payable on August 30, 2019 to holders of record on August 20, 2019. See Note 19 “Subsequent Events.”

16. PARTNERS’ CAPITAL

Outstanding Units

As of June 30, 2019, we had 31,310,896 Class B Preferred Units outstanding, and 19,188,086 common units outstanding, which included 1,158,793 unvested restricted common units issued under the LTIP.

Common Unit Issuances

The following table shows the common units issued by the Partnership in 2018 and 2019 to Manager in connection with providing services under the Services Agreement:

	Common	Date of
Three months ended	units	issuance
December 31, 2017	210,978	March 15, 2018
March 31, 2018	220,214	May 31, 2018
June 30, 2018	224,342	September 10, 2018
September 30, 2018	334,010	November 30, 2018
December 31, 2018	787,750	March 8, 2019
March 31, 2019	887,269	May 23, 2019

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

Under the terms of the Second Amended and Restated Agreement of Limited Partnership of the Partnership (as amended by Amendment No. 1 and Amendment No. 2 thereto, the “Second Partnership Agreement”), holders of the Class B Preferred Units receive a quarterly distribution, at the election of the Board, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part Class B Preferred PIK Units (4.0% per annum), as defined in the Second Partnership Agreement. Distributions are to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

In accordance with the Second Partnership Agreement, on December 6, 2016 the Partnership issued an additional 9,851,996 Class B Preferred Units to Stonepeak.  On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units pursuant to Section 5.10(g) of the Second Partnership Agreement.  Pursuant to the Settlement Agreement, and in accordance with Section 5.4 of the Second Partnership Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a privately negotiated transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit.  Pursuant to the terms of the Second Partnership Agreement, the Class B Preferred Units are convertible at any time, at the option of Stonepeak, into common units of the Partnership, subject to the requirement to convert a minimum of $17.5 million of Class B Preferred Units.

The Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part Class B Preferred PIK Units in accordance with the Second Partnership Agreement. Accordingly, the Partnership issued 310,009 Class B Preferred PIK Units on August 31, 2018, to Stonepeak.

The Class B Preferred Units are accounted for as mezzanine equity on the condensed consolidated balance sheets.  The following table sets forth a reconciliation of the changes in mezzanine equity (in thousands):

	June 30,	December 31,
	2019	2018
Mezzanine equity, beginning balance	$349,857	$343,912
Amortization of discount	1,442	2,358
Distributions	19,443	36,925
Distributions paid	(17,675)	(33,338)
Mezzanine equity, ending balance	$353,067	$349,857

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”). See Note 19 “Subsequent Events.”

Earnings per Unit

Net income (loss) per common unit for the period is based on any distributions that are made to the unitholders (common units) plus an allocation of undistributed net income (loss) based on provisions of the Second Partnership Agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income for the period had been distributed in accordance with the Second Partnership Agreement. Unit-based awards granted but unvested are eligible to receive distributions. The underlying unvested restricted unit awards are considered participating securities for purposes of determining net income (loss) per unit. Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the Second Partnership Agreement.  Undistributed losses are not allocated to unvested restricted unit awards as they do not participate in net losses.  Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The Partnership’s general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Three Months Ended June 30,
	2019		2018
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$256	$—	$226	$—
Oil sales	3,811	—	1,584	—
Natural gas liquid sales	117	—	400	—
Gathering and transportation sales	—	1,702	—	1,661
Gathering and transportation lease revenues	—	15,969	—	13,168
Total segment revenues	4,184	17,671	2,210	14,829

Segment operating costs
Lease operating expenses	1,688	377	1,644	363
Transportation operating expenses	—	3,048	—	3,071
Production taxes	141	—	287	—
Gain on sale of assets	—	—	(2,388)	—
Depreciation, depletion and amortization	828	5,346	1,251	5,294
Accretion expense	46	80	49	74
Total segment operating costs	2,703	8,851	843	8,802

Segment other income
Earnings from equity investments	—	791	—	3,111
Total segment other income	—	791	—	3,111

Segment operating income	$1,481	$9,611	$1,367	$9,138

	Six Months Ended June 30,
	2019		2018
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$366	$—	$699	$—
Oil sales	3,072	—	5,046	—
Natural gas liquid sales	296	—	995	—
Gathering and transportation sales	—	3,385	—	3,349
Gathering and transportation lease revenues	—	32,226	—	25,486
Total segment revenues	3,734	35,611	6,740	28,835

Segment operating costs
Lease operating expenses	3,007	773	3,396	582
Transportation operating expenses	—	5,724	—	5,918
Production taxes	324	—	609	—
Gain on sale of assets	—	—	(2,388)	—
Depreciation, depletion and amortization	1,923	10,680	2,614	10,559
Accretion expense	100	159	103	146
Total segment operating costs	5,354	17,336	4,334	17,205

Segment other income
Earnings from equity investments	—	2,233	—	7,383
Total segment other income	—	2,233	—	7,383

Segment operating income (loss)	$(1,620)	$20,508	$2,406	$19,013

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of segment operating income (loss) to net income (loss)
Total production operating income (loss)	$1,481	$1,367	$(1,620)	$2,406
Total midstream operating income	9,611	9,138	20,508	19,013
Total segment operating income	11,092	10,505	18,888	21,419

General and administrative expense	(4,171)	(6,919)	(8,920)	(12,084)
Unit-based compensation expense	(175)	(1,347)	(810)	(2,785)
Interest expense, net	(2,814)	(2,780)	(5,600)	(5,379)
Other income (expense)	21	(1,254)	67	(1,524)
Income tax expense	(76)	—	(122)	—
Net income (loss)	$3,877	$(1,795)	$3,503	$(353)

The following table summarizes the total assets by operating segment as of June 30, 2019 and December 31, 2018 and total capital expenditures for the six months ended June 30, 2019 and the year ended December 31, 2018 (in thousands):

	June 30, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$48,162	$414,129	$2,105	$464,396
Capital expenditures(b)	$103	$679	$—	$782

	December 31, 2018
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$53,556	$429,523	$3,606	$486,685
Capital expenditures(b)	$11	$4,856	$—	$4,867

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

18. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses.  The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $108.8 million.

As of June 30, 2019, the Partnership had invested approximately $124.1 million in the Carnero JV and no debt has been incurred by the Carnero JV.  We have included this VIE in other assets, equity investments on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Acquisitions, earnout and capital investments	$128,140	$127,899
Earnings in equity investments	25,378	23,144
Distributions received	(44,742)	(36,578)
Maximum exposure to loss	$108,776	$114,465

19. SUBSEQUENT EVENTS

On July 9, 2019, the Partnership received notification that, pursuant to the terms of the Credit Agreement, its lenders have completed both their quarterly review of the borrowing base for the Partnership’s midstream assets (the “midstream component”) and their semi-annual review of the borrowing base for the Partnership’s oil and natural gas properties (the “RBL component”). Based on this review, the midstream component has been set at $262.0 million and the RBL component has been set at $20.0 million, resulting in a total borrowing base of $282.0 million.

On July 29, 2019, the Partnership paid $4.0 million in principal outstanding under the Credit Agreement resulting in debt outstanding of $168.0 million under the Credit Agreement as of that date.

On August 2, 2019, the Partnership’s general partner entered into Executive Services Agreements with each of Gerald F. Willinger, Chief Executive Officer of the Partnership’s general partner, and Charles C. Ward, Chief Financial Officer and Secretary of the Partnership’s general partner (collectively, the “Executive Agreements”).  The Executive Agreements were approved by the Board on August 2, 2019. Copies of the Executive Agreements are filed as exhibits to this Form 10-Q.

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”) in a privately negotiated transaction (the “Exchange”). In connection with the Exchange, the Partnership entered into (i) the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement) to set forth the terms of the Class C Preferred Units, (ii) the Amended and Restated Registration Rights Agreement with Stonepeak relating to the registered resale of common units issuable upon the exercise of the Warrant, and (iii) the Amended and Restated Board Representation and Standstill Agreement with Stonepeak . In addition, on August 2, 2019, the Partnership’s general partner entered into Amendment No. 3 to its Limited Liability Company Agreement to provide certain changes necessary in connection with the Exchange.

On August 8, 2019, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a second quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, the Partnership declared an aggregate distribution of 939,327 Class C Preferred PIK Units, payable on August 30, 2019 to holders of record on August 20, 2019.

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

How We Evaluate Our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on gathering systems upon acquiring those assets;
•	our operating expenses; and
•	our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “–Non-GAAP Financial Measures–Adjusted EBITDA”).

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

Adjusted EBITDA is used as a quantitative standard by our management and by external users of our financial statements such as investors, research analysts, our lenders and others to assess: (i) the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; (ii) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; and (iii) our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$3,877	$(1,795)	$3,503	$(353)
Adjusted by:
Interest expense, net	2,814	2,780	5,600	5,379
Income tax expense	76	—	122	—
Depreciation, depletion and amortization	6,174	6,545	12,603	13,173
Accretion expense	126	123	259	249
Gain on sale of assets	—	(2,388)	—	(2,388)
Unit-based compensation expense	175	1,347	810	2,785
Unit-based asset management fees	1,839	2,647	3,871	4,926
Distributions in excess of equity earnings	3,412	2,360	5,476	4,197
(Gain) loss on mark-to-market activities	(974)	4,453	3,829	6,431
Acquisition and divestiture costs	—	1,529	—	1,780
Adjusted EBITDA	$17,519	$17,601	$36,073	$36,179

Significant Operational Factors

Throughput.  The following table sets forth selected throughput data pertaining to the Midstream segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Western Catarina Midstream:
Oil (MBbls/d)	11.5	12.0	12.9	11.7
Natural gas (MMcf/d)	137.8	155.4	147.5	153.6
Water (MBbls/d)	5.0	11.8	7.1	10.2
Seco Pipeline:
Natural gas (MMcf/d)	0.2	52.6	3.8	60.3

Production. Our production for the three months ended June 30, 2019, was 66 MBoe, or an average of 725 Boe/d, compared to approximately 118 MBoe, or an average of 1,297 Boe/d, for the three months ended June 30, 2018.  Our production for the six months ended June 30, 2019, was 151 MBoe, or an average of 834 Boe/d, compared to approximately 259 MBoe, or an average of 1,431 Boe/d, for the six months ended June 30, 2018.

Hedging Activities.  For the three months ended June 30, 2019, the non-cash mark-to-market gain for our commodity derivatives was approximately $0.9 million, compared to a loss of $3.2 million for the same period in 2018. For the six months ended June 30, 2019, the non-cash mark-to-market loss for our commodity derivatives was approximately $3.9 million, compared to a loss of $4.9 million for the same period in 2018.

Recent Developments

On July 9, 2019, we received notification that, pursuant to the terms of the Credit Agreement, our lenders completed both their quarterly review of the borrowing base for our midstream assets (the “midstream component”) and their semi-annual review of the borrowing base for our oil and natural gas properties (the “RBL component”). Based on this review, the midstream component has been set at $262.0 million and the RBL component has been set at $20.0 million, resulting in a total borrowing base of $282.0 million.

On July 29, 2019, we paid $4.0 million in principal outstanding under the Credit Agreement resulting in debt outstanding of $168.0 million under the Credit Agreement as of that date.

On August 2, 2019, our general partner entered into Executive Services Agreements with each of Gerald F. Willinger, Chief Executive Officer of our general partner, and Charles C. Ward, Chief Financial Officer and Secretary of our general partner (collectively, the “Executive Agreements”).  The Executive Agreements were approved by the Board on August 2, 2019. Copies of the Executive Agreements are filed as exhibits to this Form 10-Q.

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”) in a privately negotiated transaction (the “Exchange”). In connection with the Exchange, we entered into (i) the Third Amended and Restated Agreement of Limited Partnership (the “Amended Partnership Agreement) to set forth the terms of the Class C Preferred Units, (ii) the Amended and Restated Registration Rights Agreement with Stonepeak relating to the registered resale of common units issuable upon the exercise of the Warrant, and (iii) the Amended and Restated Board Representation and Standstill Agreement with Stonepeak. In addition, on August 2, 2019, our general partner entered into Amendment No. 3 to its Limited Liability Company Agreement to provide certain changes necessary in connection with the Exchange.

On August 8, 2019, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, we did not have any available cash and, as a result, there would be no cash distribution on our common units. As required by the Amended Partnership Agreement, the Board declared a second quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, on August 8, 2019, we declared an aggregate distribution of 939,327 Class C Preferred PIK Units, payable on August 30, 2019 to holders of record on August 20, 2019.

Results of Operations by Segment

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2019	2018	Variance
Revenues:
Gathering and transportation sales	$1,702	$1,661	$41	2%
Gathering and transportation lease revenues	15,969	13,168	2,801	21%
Total gathering and transportation sales	17,671	14,829	2,842	19%
Operating expenses:
Lease operating expenses	377	363	14	4%
Transportation operating expenses	3,048	3,071	(23)	(1%)
Depreciation and amortization	5,346	5,294	52	1%
Accretion expense	80	74	6	8%
Total operating expenses	8,851	8,802	49	1%
Other income:
Earnings from equity investments	791	3,111	(2,320)	(75%)
Operating income	$9,611	$9,138	$473	5%

Gathering and transportation sales. Gathering and transportation sales remained relatively consistent for the three months ended June 30, 2019 with no material change when compared to the same period in 2018.  Gathering and transportation lease revenues increased approximately $2.8 million, or 21%, to approximately $16.0 million compared to approximately $13.2 million for the same period in 2018. This increase was primarily the result of an increase in the rate charged for natural gas transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses remained consistent for the three months ended June 30, 2019 with no material change when compared to the same period in 2018.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense remained consistent for the three months ended June 30, 2019 with no material change when compared to the same period in 2018.

Earnings from equity investments. Earnings from equity investments decreased approximately $2.3 million, or 75%, to approximately $0.8 million for the three months ended June 30, 2019, compared to approximately $3.1 million for the same period in 2018.  This decrease was the result of higher ad valorem taxes due to the addition of Silver Oak II to the Carnero JV as well as lower throughput during the three months ended June 30, 2019.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Three Months Ended
	June 30,
	2019	2018	Variance
Revenues:
Natural gas sales at market price	$63	$224	$(161)	(72%)
Natural gas hedge settlements	24	26	(2)	(8%)
Natural gas mark-to-market activities	169	(24)	193	NM (a)
Natural gas total	256	226	30	13%
Oil sales at market price	3,004	5,301	(2,297)	(43%)
Oil hedge settlements	34	(542)	576	NM (a)
Oil mark-to-market activities	773	(3,175)	3,948	NM (a)
Oil total	3,811	1,584	2,227	NM (a)
NGL sales	117	400	(283)	(71%)
Total revenues	4,184	2,210	1,974	89%
Operating expenses:
Lease operating expenses	1,688	1,644	44	3%
Production taxes	141	287	(146)	(51%)
Gain on sale of assets	—	(2,388)	2,388	NM (a)
Depreciation, depletion and amortization	828	1,251	(423)	(34%)
Accretion expense	46	49	(3)	(6%)
Total operating expenses	2,703	843	1,860	NM (a)
Operating income	$1,481	$1,367	$114	8%
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	June 30,
	2019	2018	Variance
Net production:
Natural gas (MMcf)	45	124	(79)	(64%)
Oil production (MBbl)	49	79	(30)	(38%)
NGLs (MBbl)	9	18	(9)	(50%)
Total production (MBoe)	66	118	(52)	(44%)
Average daily production (Boe/d)	725	1,297	(572)	(44%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$1.93	$2.02	$(0.09)	(4%)
Natural gas price per Mcf without hedge settlements	$1.40	$1.81	$(0.41)	(23%)
Oil price per Bbl with hedge settlements	$62.00	$60.24	$1.76	3%
Oil price per Bbl without hedge settlements	$61.31	$67.10	$(5.79)	(9%)
NGL price per Bbl without hedge settlements	$13.00	$22.22	$(9.22)	(41%)
Total price per Boe with hedge settlements	$49.12	$45.84	$3.28	7%
Total price per Boe without hedge settlements	$48.24	$50.21	$(1.97)	(4%)
Average unit costs per Boe:
Field operating expenses (a)	$27.71	$16.36	$11.35	69%
Lease operating expenses	$25.58	$13.93	$11.65	84%
Production taxes	$2.14	$2.43	$(0.29)	(12%)
Depreciation, depletion and amortization	$12.55	$10.60	$1.95	18%
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the three months ended June 30, 2019, 74% of our production was oil, 14% was NGLs and 12% was natural gas as compared to the three months ended June 30, 2018, where 67% of our production was oil, 15% was NGLs and 18% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2018 that were rich in natural gas. Combined production decreased by 52 MBoe for the three months ended June 30, 2019, primarily due to temporary takeaway capacity restraints in certain of our Texas producing assets, as well as the closing of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Natural gas, NGLs and oil sales. Unhedged oil sales decreased  $2.3 million, or 43%, to approximately $3.0 million for the three months ended June 30, 2019, compared to approximately  $5.3 million for the same period in 2018. NGL sales decreased approximately $0.3 million, or 71%, to approximately $0.1 million for the three months ended June 30, 2019, compared to approximately $0.4 million for the same period in 2018. Unhedged natural gas sales decreased  $0.2 million, or 72%, to approximately $0.1 million for the three months ended June 30, 2019, compared to approximately  $0.3 million for the same period in 2018. Total decrease in oil, natural gas and NGL sales for the three months ended June 30, 2019 was primarily the result of the same factors described under “Production” above.

Including hedges and mark-to-market activities, our total production-related revenue increased approximately $2.0 million for the three months ended June 30, 2019, compared to the same period in 2018. This increase was primarily the result of an increase of approximately $4.1 million in oil and natural gas mark-to-market activities and approximately $0.6 million in settlements on oil derivatives, offset by a decrease of approximately $2.7 million in oil, natural gas and NGL sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended June 30, 2018 to the three months ended June 30, 2019 (dollars in thousands, except average sales prices and volumes):

	Q2 2019	Q2 2018	Production	Q2 2018	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	45	124	(79)	$1.81	$(143)
Oil (MBbl)	49	79	(30)	$67.10	$(2,013)
NGLs (MBbl)	9	18	(9)	$22.22	$(200)
Total oil equivalent (MBoe)	66	118	(52)	$50.21	$(2,356)

	Q2 2019	Q2 2018			Revenue
	Average	Average	Average Sales	Q2 2019	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$1.40	$1.81	$(0.41)	45	$(18)
Oil (MBbl)	$61.31	$67.10	$(5.79)	49	$(284)
NGLs (MBbl)	$13.00	$22.22	$(9.22)	9	$(83)
Total oil equivalent (MBoe)	$48.24	$50.21	$(1.97)	66	$(385)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended June 30, 2019 by approximately $0.3 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended June 30, 2019, the non-cash mark-to-market gain was approximately $0.9 million, compared to a loss of approximately $3.2 million for the same period in 2018. The 2019 non-cash gain resulted from lower future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $0.1 million for the three months ended June 30, 2019, compared to cash settlements paid of approximately $0.5 million for the three months ended June 30, 2018.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense.  Lease operating expenses, which includes ad valorem taxes, remained consistent for the three months ended June 30, 2019.  However, lease operating expenses increased period over period on a cost per Boe basis due to decreased production from temporary takeaway capacity restraints in certain of our Texas producing assets during the three months ended June 30, 2019.

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

Our depreciation, depletion and amortization expense for the three months ended June 30, 2019 decreased approximately $0.4 million to approximately  $0.8 million, compared to approximately $1.3 million for the same period in 2018. This decrease is primarily the result of temporary takeaway capacity restraints in certain of our Texas producing assets, as well as the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Impairment expense. For the three months ended June 30, 2019, and 2018 we did not record impairment charges.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Three Months Ended
	June 30,
	2019	2018	Variance
Reconciliation of segment operating income to net income (loss)
Total production operating income	$1,481	$1,367	$114	8%
Total midstream operating income	9,611	9,138	473	5%
Total segment operating income	11,092	10,505	587	6%

General and administrative expense	(4,171)	(6,919)	2,748	(40%)
Unit-based compensation expense	(175)	(1,347)	1,172	(87%)
Interest expense, net	(2,814)	(2,780)	(34)	1%
Other income (expense)	21	(1,254)	1,275	NM (a)
Income tax expense	(76)	—	(76)	NM (a)
Net income (loss)	$3,877	$(1,795)	$5,672	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $3.9 million, or 47%, to approximately 4.3 million for the three months ended June 30, 2019 compared to approximately $8.3 million for the same period in 2018. The decrease was primarily the result of reduced professional and management fees as well as a decrease in the unit price which is used to calculate the unit-based compensation expense.

Interest expense, net. Interest expense remained consistent for the three months ended June 30, 2019 with no material change when compared to the same period in 2018.

Income tax expense. Income tax expense was approximately $76 thousand for the three months ended June 30, 2019, compared to no expense recorded for the same period in 2018.  The increase resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating expenses over the comparable periods and the removal of the valuation allowance.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Variance
Revenues:
Gathering and transportation sales	$3,385	$3,349	$36	1%
Gathering and transportation lease revenues	32,226	25,486	6,740	26%
Total gathering and transportation sales	35,611	28,835	6,776	23%
Operating costs:
Lease operating expenses	773	582	191	33%
Transportation operating expenses	5,724	5,918	(194)	(3%)
Depreciation and amortization	10,680	10,559	121	1%
Accretion expense	159	146	13	9%
Total operating expenses	17,336	17,205	131	1%
Other income:
Earnings from equity investments	2,233	7,383	(5,150)	(70%)
Operating income	$20,508	$19,013	$1,495	8%

Gathering and transportation sales. Gathering and transportation sales remained relatively consistent for the six months ended June 30, 2019 with no material change when compared to the same period in 2018.  Gathering and transportation lease revenues increased approximately $6.7 million, or 26%, to approximately $32.2 million compared to approximately $25.5 million for the same period in 2018. This increase was primarily the result of an increase in the rate charged for natural gas transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and pipeline integrity management expenses. Our transportation operating expenses decreased slightly by approximately $0.2 million, or 3%, to approximately $5.7 million for the six months ended June 30, 2019, compared to approximately $5.9 million for the same period in 2018.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense remained consistent for the six months ended June 30, 2019 with no material change when compared to the same period in 2018.

Earnings from equity investments. Earnings from equity investments decreased approximately $5.2 million, or 70%, to approximately $2.2 million for the six months ended June 30, 2019, compared to approximately $7.4 million for the same period in 2018.  This decrease was the result of higher ad valorem taxes due to the addition of Silver Oak II to the Carnero JV as well as lower throughput during the six months ended June 30, 2019.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Six Months Ended
	June 30,
	2019	2018	Variance
Revenues:
Natural gas sales at market price	$213	$695	$(482)	(69%)
Natural gas hedge settlements	(13)	26	(39)	NM (a)
Natural gas mark-to-market activities	166	(22)	188	NM (a)
Natural gas total	366	699	(333)	(48%)
Oil sales	6,749	10,703	(3,954)	(37%)
Oil hedge settlements	381	(772)	1,153	NM (a)
Oil mark-to-market activities	(4,058)	(4,885)	827	(17%)
Oil total	3,072	5,046	(1,974)	(39%)
NGL sales	296	995	(699)	(70%)
Total revenues	3,734	6,740	(3,006)	(45%)
Operating costs:
Lease operating expenses	3,007	3,396	(389)	(11%)
Production taxes	324	609	(285)	(47%)
Gain on sale of assets	—	(2,388)	2,388	NM (a)
Depreciation, depletion and amortization	1,923	2,614	(691)	(26%)
Accretion expense	100	103	(3)	(3%)
Total operating expenses	5,354	4,334	1,020	24%
Operating income (loss)	$(1,620)	$2,406	$(4,026)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Six Months Ended
	June 30,
	2019	2018	Variance
Net production:
Natural gas (MMcf)	99	306	(207)	(68%)
Oil production (MBbl)	113	164	(51)	(31%)
NGLs (MBbl)	21	44	(23)	(52%)
Total production (MBoe)	151	259	(108)	(42%)
Average daily production (Boe/d)	834	1,431	(597)	(42%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.02	$2.36	$(0.34)	(14%)
Natural gas price per Mcf without hedge settlements	$2.15	$2.27	$(0.12)	(5%)
Oil price per Bbl with hedge settlements	$63.10	$60.55	$2.55	4%
Oil price per Bbl without hedge settlements	$59.73	$65.26	$(5.53)	(8%)
NGL price per Bbl without hedge settlements	$14.10	$22.61	$(8.51)	(38%)
Total price per Boe with hedge settlements	$50.50	$44.97	$5.53	12%
Total price per Boe without hedge settlements	$48.07	$47.85	$0.22	0%
Average unit costs per Boe:
Field operating expenses (a)	$22.06	$15.46	$6.60	43%
Lease operating expenses	$19.91	$13.11	$6.80	52%
Production taxes	$2.15	$2.35	$(0.20)	(9%)
Depreciation, depletion and amortization	$12.74	$10.09	$2.65	26%
(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production. For the six months ended June 30, 2019, 75% of our production was oil, 14% was NGLs and 11% was natural gas as compared to the six months ended June 30, 2018, where 63% of our production was oil, 17% was NGLs and 20% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2018 that were rich in natural gas. Combined production decreased by 108 MBoe for the six months ended June 30, 2019, primarily due to temporary takeaway capacity restraints in certain of our Texas producing assets, as well as the closing of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Natural gas, NGLs and oil sales. Unhedged oil sales decreased $4.0 million, or 37%, to approximately $6.7 million for the six months ended June 30, 2019, compared to approximately  $10.7 million for the same period in 2018. NGL sales decreased approximately $0.7 million, or 70%, to approximately $0.3 million for the six months ended June 30, 2019, compared to approximately $1.0 million for the same period in 2018. Unhedged natural gas sales decreased  $0.5 million, or 69%, to approximately $0.2 million for the six months ended June 30, 2019, compared to approximately  $0.7 million for the same period in 2018. Total decrease in oil, natural gas and NGL sales for the six months ended June 30, 2019 was primarily the result of the same factors described under “Production” above.

Including hedges and mark-to-market activities, our total production-related revenue decreased approximately $3.0 million for the six months ended June 30, 2019, compared to the same period in 2018. This decrease was primarily the result of a decrease of approximately $5.1 million in oil, natural gas and NGL sales, offset by an increase of approximately $1.1 million in settlements on oil and natural gas derivate contracts and approximately $1.0 million in oil and natural gas mark-to-market activities.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the six months ended June 30, 2018 to the six months ended June 30, 2019 (dollars in thousands, except average sales prices and volumes):

	2019	2018	Production	2018	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	99	306	(207)	$2.27	$(470)
Oil (MBbl)	113	164	(51)	$65.26	$(3,328)
NGLs (MBbl)	21	44	(23)	$22.61	$(520)
Total oil equivalent (MBoe)	151	259	(108)	$47.85	$(4,318)

	2019	2018	Average		Revenue
	Average	Average	Sales Price	2019	Decrease
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$2.15	$2.27	$(0.12)	99	$(12)
Oil (MBbl)	$59.73	$65.26	$(5.53)	113	$(625)
NGLs (MBbl)	$14.10	$22.61	$(8.51)	21	$(179)
Total oil equivalent (MBoe)	$48.07	$47.85	$0.22	151	$(816)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the six months ended June 30, 2019 by approximately $0.7 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the six months ended June 30, 2019, the non-cash mark-to-market loss was approximately $3.9 million, compared to a loss of approximately $4.9 million for the same period in 2018. The 2019 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $0.4 million for the six months ended June 30, 2019, compared to cash settlements paid of approximately $0.7 million for the six months ended June 30, 2018.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense.  Lease operating expenses, which includes ad valorem taxes, decreased approximately $0.4 million, or 11%, to approximately $3.0 million for the six months ended June 30, 2019, compared to approximately $3.4 million for the same period in 2018. This decrease in operating expenses was primarily due to the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture. Lease operating expenses per BOE, however, increased period over period due to decreased production from temporary takeaway capacity restraints in certain of our Texas producing assets during the six months ended June 30, 2019.

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

Our depreciation, depletion and amortization expense for the six months ended June 30, 2019 decreased approximately $0.7 million to approximately  $1.9 million, compared to approximately $2.6 million for the same period in 2018. This decrease is primarily the result of temporary takeaway capacity restraints in certain of our Texas producing assets, as well as the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Impairment expense. For the six months ended June 30, 2019, and 2018 we did not record impairment charges.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Variance
Reconciliation of segment operating income (loss) to net income (loss)
Total production operating income (loss)	$(1,620)	$2,406	$(4,026)	NM (a)
Total midstream operating income	20,508	19,013	1,495	8%
Total segment operating income	18,888	21,419	(2,531)	(12%)

General and administrative expense	(8,920)	(12,084)	3,164	(26%)
Unit-based compensation expense	(810)	(2,785)	1,975	(71%)
Interest expense, net	(5,600)	(5,379)	(221)	4%
Other income (expense)	67	(1,524)	1,591	NM (a)
Income tax expense	(122)	—	(122)	NM (a)
Net income (loss)	$3,503	$(353)	$3,856	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $5.1 million, or 35%, to approximately $9.7 million for the six months ended June 30, 2019 compared to approximately $14.9 million for the same period in 2018. The decrease was primarily the result of reduced professional and management fees as well as a decrease in the unit price which is used to calculate the unit-based compensation expense.

Interest expense, net. Interest expense increased  $0.2 million, or 4%, to approximately $5.6 million for the six months ended June 30, 2019, compared to approximately $5.4 million for the same period in 2018. This increase was the result of higher interest rates for the six months ended June 30, 2019.

Income tax expense. Income tax expense was approximately $122 thousand for the six months ended June 30, 2019, compared to no expense recorded for the same period in 2018.  The increase resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating expenses over the comparable periods and the removal of the valuation allowance.

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $1.3 million in cash and cash equivalents and $38.0 million available for borrowing under the Credit Agreement in effect on such date.

During the three months ended June 30, 2019, we paid approximately $2.5 million in cash for interest on borrowings under our Credit Agreement, of which approximately $42.7 thousand was related to the fee on undrawn commitments. During the six months ended June 30, 2019, we paid approximately $5.1 million in cash for interest on borrowings under our Credit Agreement, of which approximately $80.3 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the three and six months ended June 30, 2019 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and any quarterly cash distributions.

We expect that our future cash requirements relating to working capital, maintenance capital expenditures and any quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our Credit Agreement or from potential capital market transactions. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

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

Our Credit Agreement is a current liability that matures on March 31, 2020. We expect to refinance or extend the maturity of our credit agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of our credit agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us.

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties. Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from the Carnero JV multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of June 30, 2019, the borrowing base under the Credit Agreement was $303.1 million, with an elected commitment amount of $210.0 million. On July 9, 2019, we received a notification that, pursuant to the terms of the Credit Agreement, our lenders had undertaken a borrowing base review, which resulted in a borrowing base redetermination of $282.0 million. Following such review, the elected commitment amount remained unchanged at $210.0 million.

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

At June 30, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt under the Credit Agreement could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of June 30, 2019, the elected commitment amount under our Credit Agreement was set at $210.0 million, and we had $172.0 million of debt outstanding under the facility, leaving us with $38.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2019. Our Credit Agreement matures on March 31, 2020.

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

The following tables as of June 30, 2019, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	57,024	$60.48	54,824	$60.52	111,848	$60.50
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									312,432

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	112,032	$2.85	108,552	$2.85	220,584	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									623,032

Operating Cash Flows

We had net cash flows provided by operating activities for the six months ended June 30, 2019 of approximately $30.1 million, compared to net cash flows provided by operating activities of approximately $37.1 million for the same period in 2018. This decrease was primarily related to the impact of lower commodity prices and production between the periods resulting in a decrease of approximately $5.1 million, as well as a decrease on net cash settlements received on commodity derivative contracts of approximately $1.2 million between the periods.

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

Investing Activities

We had net cash flows used in investing activities for the six months ended June 30, 2019 of approximately $0.7 million, substantially all of which were related to midstream activities.

We had net cash flows provided by investing activities for the six months ended June 30, 2018 of approximately $1.3 million, consisting primarily of approximately $5.9 million related to proceeds from the sale of oil and natural gas properties, approximately $1.7 million related to midstream activities, including pipeline construction, and approximately $2.7 million related to the purchase of equity investments.

Financing Activities

Net cash flows used in financing activities was approximately $31.1 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we distributed approximately $17.7 million and $5.2 million to Class B Preferred Unitholders and common unitholders, respectively. Additionally, we repaid borrowings of $8.0 million under our Credit Agreement.

Net cash flows used in financing activities were approximately $36.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we distributed approximately $17.5 million and $13.6 million to Class B Preferred Unitholders and common unitholders, respectively. Additionally, we paid approximately $0.1 million in offering costs and repaid $5.0 million of borrowings under our Credit Agreement.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream business segment revenues from a single customer, Sanchez Energy, the sale of oil and natural gas and our use of derivatives. On July 15, 2019, Sanchez Energy filed a current report on Form 8-K stating that it is currently in advanced discussions with certain of its bondholders and other stakeholders regarding a comprehensive restructuring plan to reduce Sanchez Energy’s debt and strengthen its overall financial flexibility. No assurances can be given as to the timing or outcome of this process. Through June 30, 2019, we have not suffered any significant losses with our counterparties as a result of non-performance. Any development that materially and adversely affect Sanchez Energy’s operations or financial condition could have a material adverse impact on us. For additional information on the risks associated with our relationships with Sanchez Energy, please read “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 7, 2019. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with providing services under the Services Agreement for the first-quarter 2019, the Partnership issued 887,269 common units to Manager on May 3, 2019. See Note 13 “Related Party Transactions” and the information incorporated by reference therein for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

No common units were purchased in the second-quarter of 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Form of Executive Services Agreement.

31.1*	Certification of Principal Executive Officer of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*Filed herewith.

**Furnished herewith.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sanchez Midstream Partners LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: August 8, 2019	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)