Form 10-Q
period 2019-09-30
Sanchez Midstream Partners LP
filed 2019-11-12
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Common units outstanding as of November 12,  2019: Approximately 20,088,015 units.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (the “SEC”) that are subject to a number of risks and uncertainties, many of which are beyond our control.  These statements may include discussions about our business strategy; the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements; our financing strategy; our acquisition strategy; our ability to make, maintain and grow distributions; our future operating results; the ability of our partners to perform under our joint ventures and partnerships; our future capital expenditures; and our plans, objectives, expectations, forecasts, outlook and intentions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Natural gas sales	$177	$166	$543	$865
Oil sales	4,769	2,848	7,841	7,894
Natural gas liquid sales	115	408	411	1,403
Gathering and transportation sales	1,720	1,582	5,105	4,931
Gathering and transportation lease revenues	14,135	13,148	46,361	38,634
Total revenues	20,916	18,152	60,261	53,727
Expenses
Operating expenses
Lease operating expenses	2,105	1,905	5,885	5,883
Transportation operating expenses	2,752	3,061	8,476	8,979
Production taxes	165	292	489	901
General and administrative expenses	4,317	5,109	13,237	17,193
Unit-based compensation expense	271	155	1,081	2,940
Gain on sale of assets	—	(238)	—	(2,626)
Depreciation, depletion and amortization	6,441	6,507	19,044	19,680
Accretion expense	132	123	391	372
Total operating expenses	16,183	16,914	48,603	53,322
Other (income) expense
Interest expense, net	12,141	2,786	17,741	8,165
Earnings from equity investments	(780)	(2,313)	(3,013)	(9,696)
Other (income) expense	(31)	352	(98)	1,876
Total other (income) expenses	11,330	825	14,630	345
Total expenses	27,513	17,739	63,233	53,667
Income (loss) before income taxes	(6,597)	413	(2,972)	60
Income tax expense	213	—	335	—
Net income (loss)	(6,810)	413	(3,307)	60
Preferred unit paid-in-kind distributions	(3,804)	—	(14,409)	(3,500)
Preferred unit distributions	—	(8,838)	(8,838)	(24,588)
Preferred unit amortization	(266)	(608)	(1,708)	(1,707)
Deemed distribution	103,773	—	103,773	—
Net income (loss) attributable to common unitholders - Basic	92,893	(9,033)	75,511	(29,735)
Mark-to-market on warrant	3,097	—	3,097	—
Net income (loss) attributable to common unitholders - Diluted	$95,990	$(9,033)	$78,608	$(29,735)
Net income (loss) per unit
Common units - Basic	$4.99	$(0.59)	$4.31	$(1.97)
Common units - Diluted	$4.54	$(0.59)	$4.13	$(1.97)
Weighted Average Units Outstanding
Common units - Basic	18,617,385	15,398,453	17,500,886	15,114,671
Common units - Diluted	21,141,065	15,398,453	19,011,877	15,114,671

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$4,634	$2,934
Accounts receivable	183	277
Accounts receivable - related entities	7,050	6,700
Prepaid expenses	1,387	931
Fair value of commodity derivative instruments	800	3,044
Total current assets	14,054	13,886
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,476	112,173
Gathering and transportation assets	186,874	186,406
Less: accumulated depreciation, depletion, amortization and impairment	(109,136)	(100,245)
Oil and natural gas properties and equipment, net	190,214	198,334
Other assets
Intangible assets, net	148,611	158,706
Fair value of commodity derivative instruments	176	876
Equity investments	105,352	114,465
Other non-current assets	318	418
Total assets	$458,725	$486,685

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$5,044	$4,678
Accounts payable and accrued liabilities - related entities	4,720	5,641
Royalties payable	359	359
Short-term debt, net of debt issuance costs	161,245	—
Fair value of commodity derivative instruments	—	6
Other liabilities	146	125
Total current liabilities	171,514	10,809
Other liabilities
Asset retirement obligation	6,763	6,200
Long-term debt, net of debt issuance costs	—	178,582
Class C preferred units	262,113	—
Other liabilities	6,570	5,857
Total other liabilities	275,446	190,639
Total liabilities	446,960	201,448
Commitments and contingencies (See Note 12)
Mezzanine equity
Class B preferred units, 0 and 31,310,896 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	349,857
Partners' deficit
Common units, 20,089,827 and 16,486,239 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	11,765	(64,620)
Total partners' capital (deficit)	11,765	(64,620)
Total liabilities and partners' capital	$458,725	$486,685

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,307)	$60
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	8,949	9,585
Amortization of debt issuance costs	872	498
Accretion of Class C discount	5,050	—
Class C distribution accrual	7,575	—
Accretion expense	391	372
Distributions from equity investments	12,368	18,572
Equity earnings in affiliate	(3,013)	(9,696)
Gain on sale of assets	—	(2,626)
Mark-to-market on warrant	(3,097)	—
Net loss on commodity derivative contracts	2,272	8,083
Net cash settlements received (paid) on commodity derivative contracts	813	(1,306)
Unit-based compensation	1,081	2,940
(Gain) loss on earnout derivative	(94)	1,876
Amortization of intangible assets	10,095	10,095
Changes in Operating Assets and Liabilities:
Accounts receivable	(23)	196
Accounts receivable - related entities	(354)	6,364
Prepaid expenses	(456)	1,669
Other assets	62	62
Accounts payable and accrued liabilities	6,034	10,307
Accounts payable and accrued liabilities- related entities	(925)	(4,932)
Other long-term liabilities	53	(1)
Net cash provided by operating activities	44,346	52,118
Cash flows from investing activities:
Development of oil and natural gas properties	(131)	(169)
Proceeds from sale of assets	—	6,209
Construction of gathering and transportation assets	(955)	(1,959)
Purchases of and contributions to equity affiliates	(242)	(2,838)
Net cash provided by (used in) investing activities	(1,328)	1,243
Cash flows from financing activities:
Payments for offering costs	—	(50)
Proceeds from issuance of debt	—	2,000
Repayment of debt	(18,000)	(7,000)
Distributions to common unitholders	(5,216)	(20,815)
Class B preferred unit cash distributions	(17,675)	(24,500)
Units tendered by SOG employees for tax withholdings	(218)	—
Debt issuance costs	(209)	(1,006)
Net cash used in financing activities	(41,318)	(51,371)
Net increase (decrease) in cash and cash equivalents	1,700	1,990
Cash and cash equivalents, beginning of period	2,934	321
Cash and cash equivalents, end of period	$4,634	$2,311
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$467	$450
Cash paid during the period for income taxes	$129	$—
Cash paid during the period for interest	$7,404	$7,316

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Unit-based compensation programs	978,076	815	815
Issuance of common units	787,750	1,355	1,355
Cash distributions to common unitholders	—	(2,471)	(2,471)
Distributions - Class B preferred units	—	(9,535)	(9,535)
Net loss	—	(374)	(374)
Partners' Deficit, March 31, 2019	18,252,065	(75,011)	(75,011)
Unit-based compensation programs	133,463	175	175
Units tendered by SOG employees for tax withholdings	(84,711)	(218)	(218)
Issuance of common units	887,269	2,034	2,034
Cash distributions to common unitholders	—	(2,745)	(2,745)
Distributions - Class B preferred units	—	(11,350)	(11,350)
Net income	—	3,877	3,877
Partners' Deficit, June 30, 2019	19,188,086	(83,238)	(83,238)
Preferred unit exchange	—	103,773	103,773
Unit-based compensation programs	—	271	271
Issuance of common units	901,741	1,839	1,839
Distributions - Class B preferred units	—	(4,070)	(4,070)
Net loss	—	(6,810)	(6,810)
Partners' Capital, September 30, 2019	20,089,827	$11,765	$11,765

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2017	14,965,134	$(29,308)	$(29,308)
Unit-based compensation programs	(4,166)	738	738
Issuance of common units, net of offering costs of $0.1 million	210,978	2,292	2,292
Cash distributions to common unitholders	—	(6,746)	(6,746)
Distributions - Class B preferred units	—	(9,281)	(9,281)
Net income	—	1,442	1,442
Partners' Deficit, March 31, 2018	15,171,946	(40,863)	(40,863)
Unit-based compensation programs	608,394	2,047	2,047
Issuance of common units, net of offering costs of $0.1 million	220,214	2,280	2,280
Cash distributions to common unitholders	—	(6,868)	(6,868)
Distributions - Class B preferred units	—	(11,068)	(11,068)
Net loss	—	(1,795)	(1,795)
Partners' Deficit, June 30, 2018	16,000,554	(56,267)	(56,267)
Unit-based compensation programs	(29,080)	155	155
Issuance of common units, net of offering costs of $0.1 million	224,342	2,646	2,646
Cash distributions to common unitholders	—	(7,201)	(7,201)
Distributions - Class B preferred units	—	(9,446)	(9,446)
Net income	—	413	413
Partners' Deficit, September 30, 2018	16,195,816	$(69,700)	$(69,700)

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

We recognized aggregate revenue of $20.9 million for the three months ended September 30, 2019. The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Three Months Ended September 30, 2019
	Production	Midstream	Total
Revenues:
Natural gas sales	$177	$—	$177
Oil sales	4,769	—	4,769
Natural gas liquid sales	115	—	115
Gathering and transportation sales	—	1,720	1,720
Gathering and transportation lease revenues	—	14,135	14,135
Total revenues	$5,061	$15,855	$20,916

We recognized aggregate revenue of $60.3 million for the nine months ended September 30, 2019. The following table displays revenue disaggregated by type of revenue and product type (in thousands):

	Nine Months Ended September 30, 2019
	Production	Midstream	Total
Revenues:
Natural gas sales	$543	$—	$543
Oil sales	7,841	—	7,841
Natural gas liquid sales	411	—	411
Gathering and transportation sales	—	5,105	5,105
Gathering and transportation lease revenues	—	46,361	46,361
Total revenues	$8,795	$51,466	$60,261

Performance Obligations

We entered into a firm transportation service agreement with Sanchez Energy to transport certain quantities of Sanchez Energy’s natural gas on a firm basis through the Seco Pipeline for $0.22 per MMBtu delivered on or after September 1, 2017 (the “Seco Pipeline Transportation Agreement”).  Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature.  As such, we applied the series guidance and treat these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress. The Seco Pipeline Transportation Agreement requires payment within 30 days following the calendar month of delivery.

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

Contract Balances

Under our sales contracts, we invoice customers after performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At each of September 30, 2019 and December 31, 2018, our receivables from contracts with customers were $0.6 million and are presented within accounts receivable – related entities on the condensed consolidated balance sheets.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Fair Value Measurements at September 30, 2019
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative assets	$—	$976	$—	$976
Midstream derivative instrument
Earnout derivative liability	—	—	(5,762)	(5,762)
Other liabilities
Warrant	—	(774)	—	(774)
Total	$—	$202	$(5,762)	$(5,560)

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

As of September 30, 2019 and December 31, 2018, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

Class C Preferred Units  – As part of the Exchange (defined in Note 16 “Partners’ Capital”), Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and the Warrant in a privately negotiated transaction. The Class C Preferred Units were measured using valuation techniques that convert a future obligation to a single discounted amount. We have therefore classified the fair value measurements of the Class C Preferred units as Level 2 and are presented within Class C Preferred Units on the condensed consolidated balance sheets.

We had no non-recurring fair value measurements of our assets as of September 30, 2019 and December 31, 2018.

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

Credit Agreement – We believe that the carrying value of our Credit Agreement (defined in Note 7 “Debt”) approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms.  The debt is classified as a Level 2 input in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.  The Credit Agreement is discussed further in Note 7 “Debt.”

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of September 30, 2019.

Warrant – As part of the Exchange, the Partnership issued to Stonepeak the Warrant which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Warrant. The Warrant is valued using ten percent of the junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurements of the Warrant as Level 2 and is presented within other liabilities on the condensed consolidated balance sheets.

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

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s earnout derivative liability classified as Level 3 in the fair value hierarchy (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Beginning balance	$(5,856)	$(6,402)
Gain on earnout derivative	94	546
Ending balance	$(5,762)	$(5,856)

Gain included in earnings related to derivatives still held as of September 30, 2019 and December 31, 2018, respectively	$94	$546

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

As of September 30, 2019, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	—	$—	54,824	$60.52	54,824	$60.52
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									255,408

Fixed Price Swaps – NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	—	$—	108,552	$2.85	108,552	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									511,000

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the nine months ended September 30, 2019 and the year ended December 31, 2018 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Beginning fair value of commodity derivatives	$3,914	$1,231
Net gains (losses) on crude oil derivatives	(2,482)	1,400
Net gains (losses) on natural gas derivatives	210	(84)
Net settlements paid (received) on derivative contracts:
Oil	(610)	1,330
Natural gas	(56)	37
Ending fair value of commodity derivatives	$976	$3,914

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	in Income	2019	2018	2019	2018
Commodity – Mark-to-Market	Oil sales	$1,195	$(2,454)	$(2,482)	$(8,110)
Commodity – Mark-to-Market	Natural gas sales	57	23	210	27
		$1,252	$(2,431)	$(2,272)	$(8,083)

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with three counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of September 30, 2019 and December 31, 2018, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties.  Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is re-determined in conjunction with the upstream borrowing base, and is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from the Carnero JV (defined in Note 11 “Investments”) multiplied by 4.5. Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of the lenders.  As of September 30, 2019, the borrowing base under the Credit Agreement was $282.0 million, with an elected commitment amount of $210.0 million, and we had $162.0 million of debt outstanding under the facility, leaving us with $48.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2019.

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

At September 30, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis.  If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt under the Credit Agreement could become then due and payable.  We may request waivers of compliance for any violation of a financial covenant from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of September 30, 2019 and December 31, 2018, our unamortized debt issuance costs were approximately $0.8 million and $1.4 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended September 30, 2019 and 2018 was approximately $0.3 million and $0.2 million, respectively. Amortization of debt issuance costs recorded during the nine months ended September 30, 2019 and 2018 was approximately $0.9 million and $0.5 million, respectively.

8. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Gathering and transportation assets
Midstream assets	$186,874	$186,406
Less: Accumulated depreciation and amortization	(40,547)	(34,598)
Total gathering and transportation assets, net	$146,327	$151,808

Oil and natural gas properties and related equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Oil and natural gas properties and related equipment
Proved property	$112,476	$112,173
Less: Accumulated depreciation, depletion, amortization and impairments	(68,589)	(65,647)
Total oil and natural gas properties and equipment, net	$43,887	$46,526

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

Depreciation, depletion and amortization consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation, depletion and amortization of oil and natural gas-related assets	$1,077	$1,202	$3,000	$3,816
Depreciation and amortization of gathering and transportation related assets	1,999	1,940	5,949	5,769
Amortization of intangible assets	3,365	3,365	10,095	10,095
Total Depreciation, depletion and amortization	$6,441	$6,507	$19,044	$19,680

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

For each of the three and nine months ended September 30, 2019 and 2018, we recorded no impairment charges.

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

The following table is a reconciliation of changes in ARO for the nine months ended September 30, 2019 and the year ended December 31, 2018 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Asset retirement obligation, beginning balance	$6,200	$6,074
Liabilities added from escalating working interests	172	288
Sales	—	(613)
Revisions to cost estimates	—	(46)
Accretion expense	391	497
Asset retirement obligation, ending balance	$6,763	$6,200

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2018, obligations were sold as part of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $148.6 million related to the Gathering Agreement (defined in Note 13 “Related Party Transactions”) with Sanchez Energy that was entered into as part of the acquisition of the Western Catarina gathering system.  The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Sanchez Energy’s approximately 106,000 net acres in Dimmit, La Salle and Webb counties, Texas (such net acreage is collectively “Sanchez Energy’s Catarina Asset” and the western portion of such net acreage “Western Catarina”).

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

Amortization expense for each of the nine months ended September 30, 2019 and 2018 was approximately $10.1 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	September 30,	December 31,
	2019	2018
Beginning balance	$158,706	$172,166
Amortization	(10,095)	(13,460)
Ending balance	$148,611	$158,706

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

As of September 30, 2019, the Partnership had paid approximately $124.1 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets.  For the three months ended September 30, 2019, the Partnership recorded earnings of approximately $1.1 million in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the nine months ended September 30, 2019, the Partnership recorded earnings of approximately $3.9 million in equity investments from the Carnero JV, which was offset by approximately $0.9 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in earnings from equity investments within the condensed consolidated statements of operations.  Cash distributions of approximately $12.4 million were received during the nine months ended September 30, 2019.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Sales	$130,588	$257,470
Total expenses	118,586	234,341
Net income	$12,002	$23,129

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. This earnout has an approximate value of $5.8 million and is recorded as other liabilities on the condensed consolidated balance sheet.  For the nine months ended September 30, 2019, we paid Sanchez Energy $32.1 thousand related to the earnout. For the nine months ended September 30, 2018, the natural gas received at Carnero JV did not exceed the aforementioned threshold, which resulted in no payment to Sanchez Energy related to the earnout.

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

As of September 30, 2019 and December 31, 2018, the Partnership had a net receivable from related parties of approximately $7.0 million, and $6.7 million, respectively, which are included in accounts receivable – related entities on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Partnership also had a net payable to related parties of approximately $4.7 million, and $5.6 million, respectively, which are included in accounts payable – related entities on the condensed consolidated balance sheets.   The net receivable/payable as of September 30, 2019 and December 31, 2018 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and obligations for general and administrative costs.

14. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2018	513,694	$12.31
Granted	1,129,173	2.35
Vested	(381,729)	8.49
Returned/Cancelled	(102,345)	12.05
Outstanding at September 30, 2019	1,158,793	$3.88

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

As of September 30, 2019 838,446 common units remained available for future issuance to participants under the LTIP.

15. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the periods indicated.

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

In connection with the second-quarter 2019 and the third-quarter 2019 distributions, the Board determined to establish a cash reserve to pay down a portion of the Partnership’s debt outstanding under the Credit Agreement. Following the establishment of the cash reserve, the Board determined that the Partnership did not have any available cash and, as a result, no cash distribution was declared for the common units with respect to either the second-quarter 2019 or the third-quarter 2019.

The table below reflects the payment of distributions on Class B Preferred Units (defined below) related to the periods indicated.

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

The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

	Class C Preferred	Date of	Date of	Date of
Three months ended	PIK distribution	declaration	record	distribution
June 30, 2019	939,327	August 8, 2019	August 20, 2019	August 30, 2019
September 30, 2019	1,007,820	October 30, 2019	November 29, 2019	November 20, 2019

16. PARTNERS’ CAPITAL

Outstanding Units

As of September 30, 2019, we had no Class B Preferred Units outstanding, 32,250,223 Class C Preferred Units outstanding, and 20,089,827 common units outstanding which included 1,158,793 unvested restricted common units issued under the LTIP.

Common Unit Issuances

The following table shows the common units issued by the Partnership in 2018 and 2019 to Manager in connection with providing services under the Services Agreement:

	Common	Date of
Three months ended	units	issuance
December 31, 2017	210,978	March 15, 2018
March 31, 2018	220,214	May 31, 2018
June 30, 2018	224,342	September 10, 2018
September 30, 2018	334,010	November 30, 2018
December 31, 2018	787,750	March 8, 2019
March 31, 2019	887,269	May 23, 2019
June 30, 2019	901,741	August 2, 2019

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

On December 6, 2016 the Partnership issued an additional 9,851,996 Class B Preferred Units to Stonepeak.  On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units issued.  Pursuant to the Settlement Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a privately negotiated transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit.

The Class B Preferred Units were accounted for as mezzanine equity on the condensed consolidated balance sheets.  The following table sets forth a reconciliation of the changes in mezzanine equity (in thousands):

	September 30,	December 31,
	2019	2018
Mezzanine equity, beginning balance	$349,857	$343,912
Amortization of discount	1,708	2,358
Distributions	23,247	36,925
Distributions paid	(17,675)	(33,338)
Class B Preferred Unit exchange	(357,137)	—
Mezzanine equity, ending balance	$—	$349,857

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”).

Class C Preferred Units

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and the Warrant in a privately negotiated transaction (the “Exchange”). In connection with the Exchange, the Partnership entered into (i) the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement) to set forth the terms of the Class C Preferred Units, (ii) the Amended and Restated Registration Rights Agreement with Stonepeak relating to the registered resale of common units issuable upon the exercise of the Warrant, and (iii) the Amended and Restated Board Representation and Standstill Agreement with Stonepeak.

Under the terms of the Amended Partnership Agreement, commencing with the quarter ended on September 30, 2019, the holders of the Class C Preferred Units will receive a quarterly distribution of 12.5% per annum payable in cash. To the extent that Available Cash (as defined in the Amended Partnership Agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Commencing with the quarter ending March 31, 2022, the distribution rate will increase to 14% per annum. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations.

The Exchange was accounted for as an extinguishment with the difference between the book value of the redeemed instrument and the fair value of the new instrument being considered a deemed contribution to common equity of approximately $103.8 million. The Class C Preferred Units are accounted for as a long-term liability on the condensed consolidated balance sheet consisting of the following (in thousands):

September 30,
2019
Class C Preferred Units
Private placement of Class C Preferred Units	$353,500
Discount	(104,012)
Amortization of discount	5,050
Distributions	7,575
Class C Preferred Units, ending balance	$262,113

Warrant

On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Warrant which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Warrant. The Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheet. Changes in the fair value of the Warrant are charged to interest expense in our condensed consolidated statements of operations.

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Three Months Ended September 30,
	2019		2018
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$177	$—	$166	$—
Oil sales	4,769	—	2,848	—
Natural gas liquid sales	115	—	408	—
Gathering and transportation sales	—	1,720	—	1,582
Gathering and transportation lease revenues	—	14,135	—	13,148
Total segment revenues	5,061	15,855	3,422	14,730

Segment operating costs
Lease operating expenses	1,636	469	1,597	308
Transportation operating expenses	—	2,752	—	3,061
Production taxes	165	—	292	—
Gain on sale of assets	—	—	(238)	—
Depreciation, depletion and amortization	1,077	5,364	1,202	5,305
Accretion expense	49	83	48	75
Total segment operating costs	2,927	8,668	2,901	8,749

Segment other income
Earnings from equity investments	—	780	—	2,313
Total segment other income	—	780	—	2,313
Segment operating income	$2,134	$7,967	$521	$8,294

	Nine Months Ended September 30,
	2019		2018
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$543	$—	$865	$—
Oil sales	7,841	—	7,894	—
Natural gas liquid sales	411	—	1,403	—
Gathering and transportation sales	—	5,105	—	4,931
Gathering and transportation lease revenues	—	46,361	—	38,634
Total segment revenues	8,795	51,466	10,162	43,565

Segment operating costs
Lease operating expenses	4,643	1,242	4,993	890
Transportation operating expenses	—	8,476	—	8,979
Production taxes	489	—	901	—
Gain on sale of assets	—	—	(2,626)	—
Depreciation, depletion and amortization	3,000	16,044	3,816	15,864
Accretion expense	149	242	151	221
Total segment operating costs	8,281	26,004	7,235	25,954

Segment other income
Earnings from equity investments	—	3,013	—	9,696
Total segment other income	—	3,013	—	9,696
Segment operating income (loss)	$514	$28,475	$2,927	$27,307

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of segment operating income to net income (loss)
Total production operating income	$2,134	$521	$514	$2,927
Total midstream operating income	7,967	8,294	28,475	27,307
Total segment operating income	10,101	8,815	28,989	30,234

General and administrative expense	(4,317)	(5,109)	(13,237)	(17,193)
Unit-based compensation expense	(271)	(155)	(1,081)	(2,940)
Interest expense, net	(12,141)	(2,786)	(17,741)	(8,165)
Other income (expense)	31	(352)	98	(1,876)
Income tax expense	(213)	—	(335)	—
Net income (loss)	$(6,810)	$413	$(3,307)	$60

The following table summarizes the total assets by operating segment as of September 30, 2019 and December 31, 2018 and total capital expenditures for the nine months ended September 30, 2019 and the year ended December 31, 2018 (in thousands):

	September 30, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$48,418	$404,967	$5,340	$458,725
Capital expenditures(b)	$130	$728	$—	$858

	December 31, 2018
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$53,556	$429,523	$3,606	$486,685
Capital expenditures(b)	$11	$4,856	$—	$4,867

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

18. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses.  The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $105.4 million.

As of September 30, 2019, the Partnership had invested approximately $124.1 million in the Carnero JV and no debt has been incurred by the Carnero JV.  We have included this VIE in other assets, equity investments on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Acquisitions, earnout and capital investments	$128,141	$127,899
Earnings in equity investments	26,157	23,144
Distributions received	(48,946)	(36,578)
Maximum exposure to loss	$105,352	$114,465

19. SUBSEQUENT EVENTS

In October 2019, the Partnership paid $6.0 million in principal outstanding under the Credit Agreement resulting in debt outstanding of $156 million under the Credit Agreement.

On October 30, 2019, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a third quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, the Partnership declared an aggregate distribution of 1,007,820 Class C Preferred PIK Units, payable on November 29, 2019 to holders of record on November 20, 2019.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(6,810)	$413	$(3,307)	$60
Adjusted by:
Interest expense, net	12,141	2,786	17,741	8,165
Income tax expense	213	—	335	—
Depreciation, depletion and amortization	6,441	6,507	19,044	19,680
Accretion expense	132	123	391	372
Gain on sale of assets	—	(238)	—	(2,626)
Unit-based compensation expense	271	155	1,081	2,940
Unit-based asset management fees	1,922	2,365	5,793	7,291
Distributions in excess of equity earnings	4,079	4,061	9,555	8,258
(Gain) loss on mark-to-market activities	(985)	2,183	2,844	8,614
Acquisition and divestiture costs	—	—	—	1,780
Adjusted EBITDA	$17,404	$18,355	$53,477	$54,534

Significant Operational Factors

Throughput.  The following table sets forth selected throughput data pertaining to the Midstream segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Western Catarina Midstream:
Oil (MBbls/d)	9.7	12.8	11.8	12.1
Natural gas (MMcf/d)	122.3	155.1	139.0	154.1
Water (MBbls/d)	4.2	11.0	6.1	10.4
Seco Pipeline:
Natural gas (MMcf/d)	—	16.0	2.5	45.4

Production. Our production for the three months ended September 30, 2019, was 85 MBoe, or an average of 924 Boe/d, compared to approximately 98 MBoe, or an average of 1,065 Boe/d, for the three months ended September 30, 2018.  Our production for the nine months ended September 30, 2019, was 236 MBoe, or an average of 864 Boe/d, compared to approximately 357 MBoe, or an average of 1,308 Boe/d, for the nine months ended September 30, 2018.

Hedging Activities.  For the three months ended September 30, 2019, the non-cash mark-to-market gain for our commodity derivatives was approximately $1.0 million, compared to a loss of approximately $1.8 million for the same period in 2018. For the nine months ended September 30, 2019, the non-cash mark-to-market loss for our commodity derivatives was approximately $2.9 million, compared to a loss of approximately $6.7 million for the same period in 2018.

Recent Developments

On October 2019, we paid $6.0 million in principal outstanding under the Credit Agreement resulting in debt outstanding of $156 million under the Credit Agreement as of that date.

On October 30, 2019, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, we did not have any available cash and, as a result, there would be no cash distribution on our common units. As required by the Amended Partnership Agreement, the Board declared a third quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, on October 30, 2019, we declared an aggregate distribution of 1,007,820 Class C Preferred PIK Units, payable on November 29, 2019 to holders of record on November 20, 2019.

Results of Operations by Segment

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2019	2018	Variance
Revenues:
Gathering and transportation sales	$1,720	$1,582	$138	9%
Gathering and transportation lease revenues	14,135	13,148	987	8%
Total gathering and transportation sales	15,855	14,730	1,125	8%
Operating expenses:
Lease operating expenses	469	308	161	52%
Transportation operating expenses	2,752	3,061	(309)	(10%)
Depreciation and amortization	5,364	5,305	59	1%
Accretion expense	83	75	8	11%
Total operating expenses	8,668	8,749	(81)	(1%)
Other income:
Earnings from equity investments	780	2,313	(1,533)	(66%)
Operating income	$7,967	$8,294	$(327)	(4%)

Gathering and transportation sales. Gathering and transportation sales remained relatively consistent for the three months ended September 30, 2019 with no material change when compared to the same period in 2018.  Gathering and transportation lease revenues increased approximately $1.0 million, or 8%, to approximately $14.1 million compared to approximately $13.1 million for the same period in 2018. This increase was primarily the result of an increase in the rate charged for natural gas transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses decreased slightly by approximately $0.3 million, or 10%, to approximately $2.8 million for the three months ended September 30, 2019 compared to approximately $3.1 million for the same period in 2018.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense remained consistent for the three months ended September 30, 2019 with no material change when compared to the same period in 2018.

Earnings from equity investments. Earnings from equity investments decreased approximately $1.5 million, or 66%, to approximately $0.8 million for the three months ended September 30, 2019, compared to approximately $2.3 million for the same period in 2018.  This decrease was primarily the result of lower throughput during the three months ended September 30, 2019.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Three Months Ended
	September 30,
	2019	2018	Variance
Revenues:
Natural gas sales at market price	$120	$143	$(23)	(16%)
Natural gas hedge settlements	69	11	58	NM (a)
Natural gas mark-to-market activities	(12)	12	(24)	NM (a)
Natural gas total	177	166	11	7%
Oil sales at market price	3,574	5,302	(1,728)	(33%)
Oil hedge settlements	229	(611)	840	NM (a)
Oil mark-to-market activities	966	(1,843)	2,809	NM (a)
Oil total	4,769	2,848	1,921	NM (a)
NGL sales	115	408	(293)	(72%)
Total revenues	5,061	3,422	1,639	48%
Operating expenses:
Lease operating expenses	1,636	1,597	39	2%
Production taxes	165	292	(127)	(43%)
Gain on sale of assets	—	(238)	238	NM (a)
Depreciation, depletion and amortization	1,077	1,202	(125)	(10%)
Accretion expense	49	48	1	2%
Total operating expenses	2,927	2,901	26	NM (a)
Operating income	$2,134	$521	$1,613	310%
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	September 30,
	2019	2018	Variance
Net production:
Natural gas (MMcf)	79	67	12	18%
Oil production (MBbl)	60	72	(12)	(17%)
NGLs (MBbl)	12	15	(3)	(20%)
Total production (MBoe)	85	98	(13)	(13%)
Average daily production (Boe/d)	924	1,065	(141)	(13%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.39	$2.30	$0.09	4%
Natural gas price per Mcf without hedge settlements	$1.52	$2.13	$(0.61)	(29%)
Oil price per Bbl with hedge settlements	$63.38	$65.15	$(1.77)	(3%)
Oil price per Bbl without hedge settlements	$59.57	$73.64	$(14.07)	(19%)
NGL price per Bbl without hedge settlements	$9.58	$27.20	$(17.62)	(65%)
Total price per Boe with hedge settlements	$48.32	$53.60	$(5.28)	(10%)
Total price per Boe without hedge settlements	$44.81	$59.72	$(14.91)	(25%)
Average unit costs per Boe:
Field operating expenses (a)	$21.19	$19.28	$1.91	10%
Lease operating expenses	$19.25	$16.30	$2.95	18%
Production taxes	$1.94	$2.98	$(1.04)	(35%)
Depreciation, depletion and amortization	$12.67	$12.27	$0.40	3%
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the three months ended September 30, 2019, 71% of our production was oil, 14% was NGLs and 15% was natural gas as compared to the three months ended September 30, 2018, where 74% of our production was oil, 15% was NGLs and 11% was natural gas. The production mix between the periods has remained consistent. Combined production decreased by 13 MBoe for the three months ended September 30, 2019, primarily due to the closing of the Louisiana Divestiture and the natural decline in producing properties.

Natural gas, NGLs and oil sales. Unhedged oil sales decreased approximately $1.7 million, or 33%, to approximately $3.6 million for the three months ended September 30, 2019, compared to approximately  $5.3 million for the same period in 2018. NGL sales decreased approximately $0.3 million, or 72%, to approximately $0.1 million for the three months ended September 30, 2019, compared to approximately $0.4 million for the same period in 2018. Unhedged natural gas sales remained relatively consistent for the three months ended September 30, 2019,  with no material change when compared to the same period in 2018. Total decrease in oil, natural gas and NGL sales for the three months ended September 30, 2019 was primarily the result of lower realized commodity prices and decreases in production for the same factors described under “Production” above.

Including hedges and mark-to-market activities, our total production-related revenue increased approximately $1.6 million for the three months ended September 30, 2019, compared to the same period in 2018. This increase was primarily the result of an increase of approximately $2.8 million in oil and natural gas mark-to-market activities and approximately $0.8 million in settlements on oil derivatives, offset by a decrease of approximately $2.0 million in oil, natural gas and NGL sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended September 30, 2018 to the three months ended September 30, 2019 (dollars in thousands, except average sales prices and volumes):

	Q3 2019	Q3 2018	Production	Q3 2018	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	79	67	12	$2.13	$26
Oil (MBbl)	60	72	(12)	$73.64	$(884)
NGLs (MBbl)	12	15	(3)	$27.20	$(82)
Total oil equivalent (MBoe)	85	98	(13)	$59.72	$(940)

	Q3 2019	Q3 2018			Revenue
	Average	Average	Average Sales	Q3 2019	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$1.52	$2.13	$(0.61)	79	$(48)
Oil (MBbl)	$59.57	$73.64	$(14.07)	60	$(844)
NGLs (MBbl)	$9.58	$27.20	$(17.62)	12	$(211)
Total oil equivalent (MBoe)	$44.81	$59.72	$(14.91)	85	$(1,103)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended September 30, 2019 by approximately $0.4 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended September 30, 2019, the non-cash mark-to-market gain was approximately $1.0 million, compared to a loss of approximately $1.8 million for the same period in 2018. The 2019 non-cash gain resulted from lower future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $0.3 million for the three months ended September 30, 2019, compared to cash settlements paid of approximately $0.6 million for the three months ended September 30, 2018.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense.  Lease operating expenses, which includes ad valorem taxes, remained consistent for the three months ended September 30, 2019.

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

Our depreciation, depletion and amortization expense for the three months ended September 30, 2019 decreased approximately $0.1 million to approximately $1.1 million, compared to approximately $1.2 million for the same period in 2018. This decrease is primarily the result of the Louisiana Divestiture and the natural decline of producing properties.

Impairment expense. For the three months ended September 30, 2019, and 2018 we did not record impairment charges.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Three Months Ended
	September 30,
	2019	2018	Variance
Reconciliation of segment operating income to net income (loss)
Total production operating income	$2,134	$521	$1,613	310%
Total midstream operating income	7,967	8,294	(327)	(4%)
Total segment operating income	10,101	8,815	1,286	15%

General and administrative expense	(4,317)	(5,109)	792	(16%)
Unit-based compensation expense	(271)	(155)	(116)	75%
Interest expense, net	(12,141)	(2,786)	(9,355)	NM (a)
Other income (expense)	31	(352)	383	NM (a)
Income tax expense	(213)	—	(213)	NM (a)
Net income (loss)	$(6,810)	$413	$(7,223)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations.

General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $0.7 million, or 13%, to approximately $4.6  million for the three months ended September 30, 2019 compared to approximately $5.3 million for the same period in 2018. The decrease was primarily the result of reduced professional and management fees as well as a decrease in the unit price which is used to calculate the unit-based compensation expense.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $9.4 million to approximately $12.1 million for the three months ended September 30, 2019 compared to approximately $2.8 million for the same period in 2018. This increase was the result of the Class C Preferred Units and the Warrant being issued on August 2, 2019. Cash interest expense for the three months ended September 30, 2019 was approximately $2.3 million compared to approximately $2.8 million for the same period in 2018. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax expense. Income tax expense was approximately $0.2 million for the three months ended September 30, 2019, compared to no expense recorded for the same period in 2018.  The increase resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating expenses over the comparable periods and the removal of the valuation allowance.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Variance
Revenues:
Gathering and transportation sales	$5,105	$4,931	$174	4%
Gathering and transportation lease revenues	46,361	38,634	7,727	20%
Total gathering and transportation sales	51,466	43,565	7,901	18%
Operating costs:
Lease operating expenses	1,242	890	352	40%
Transportation operating expenses	8,476	8,979	(503)	(6%)
Depreciation and amortization	16,044	15,864	180	1%
Accretion expense	242	221	21	10%
Total operating expenses	26,004	25,954	50	0%
Other income:
Earnings from equity investments	3,013	9,696	(6,683)	(69%)
Operating income	$28,475	$27,307	$1,168	4%

Gathering and transportation sales. Gathering and transportation sales remained relatively consistent for the nine months ended September 30, 2019 with no material change when compared to the same period in 2018.  Gathering and transportation lease revenues increased approximately $7.7 million, or 20%, to approximately $46.4 million compared to approximately $38.6 million for the same period in 2018. This increase was primarily the result of an increase in the rate charged for natural gas transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement.

Transportation operating expenses. Our operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies, and pipeline integrity management expenses. Our transportation operating expenses decreased slightly by approximately $0.5 million, or 6%, to approximately $8.5 million for the nine months ended September 30, 2019, compared to approximately $9.0 million for the same period in 2018.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, and up to 36 years for gathering facilities. Our depreciation and amortization expense remained consistent for the nine months ended September 30, 2019 with no material change when compared to the same period in 2018.

Earnings from equity investments. Earnings from equity investments decreased approximately $6.7 million, or 69%, to approximately $3.0 million for the nine months ended September 30, 2019, compared to approximately $9.7 million for the same period in 2018.  This decrease was the result of higher ad valorem taxes due to the addition of Silver Oak II to the Carnero JV as well as lower throughput during the nine months ended September 30, 2019.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Nine Months Ended
	September 30,
	2019	2018	Variance
Revenues:
Natural gas sales at market price	$333	$838	$(505)	(60%)
Natural gas hedge settlements	56	37	19	NM (a)
Natural gas mark-to-market activities	154	(10)	164	NM (a)
Natural gas total	543	865	(322)	(37%)
Oil sales	10,323	16,004	(5,681)	(35%)
Oil hedge settlements	610	(1,383)	1,993	NM (a)
Oil mark-to-market activities	(3,092)	(6,727)	3,635	NM (a)
Oil total	7,841	7,894	(53)	(1%)
NGL sales	411	1,403	(992)	(71%)
Total revenues	8,795	10,162	(1,367)	(13%)
Operating costs:
Lease operating expenses	4,643	4,993	(350)	(7%)
Production taxes	489	901	(412)	(46%)
Gain on sale of assets	—	(2,626)	2,626	NM (a)
Depreciation, depletion and amortization	3,000	3,816	(816)	(21%)
Accretion expense	149	151	(2)	(1%)
Total operating expenses	8,281	7,235	1,046	14%
Operating income (loss)	$514	$2,927	$(2,413)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Nine Months Ended
	September 30,
	2019	2018	Variance
Net production:
Natural gas (MMcf)	178	373	(195)	(52%)
Oil production (MBbl)	173	236	(63)	(27%)
NGLs (MBbl)	33	59	(26)	(44%)
Total production (MBoe)	236	357	(121)	(34%)
Average daily production (Boe/d)	864	1,308	(443)	(34%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.19	$2.35	$(0.16)	(7%)
Natural gas price per Mcf without hedge settlements	$1.87	$2.25	$(0.38)	(17%)
Oil price per Bbl with hedge settlements	$63.20	$61.95	$1.24	2%
Oil price per Bbl without hedge settlements	$59.67	$67.81	$(8.14)	(12%)
NGL price per Bbl without hedge settlements	$12.45	$23.78	$(11.33)	(48%)
Total price per Boe with hedge settlements	$49.72	$47.34	$2.38	5%
Total price per Boe without hedge settlements	$46.89	$51.11	$(4.21)	(8%)
Average unit costs per Boe:
Field operating expenses (a)	$21.75	$16.51	$5.24	32%
Lease operating expenses	$19.67	$13.99	$5.68	41%
Production taxes	$2.07	$2.52	$(0.45)	(18%)
Depreciation, depletion and amortization	$12.71	$10.69	$2.02	19%
(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production. For the nine months ended September 30, 2019, 73% of our production was oil, 14% was NGLs and 13% was natural gas as compared to the nine months ended September 30, 2018, where 66% of our production was oil, 17% was NGLs and 17% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2018 that were rich in natural gas. Combined production decreased by 121 MBoe for the nine months ended September 30, 2019, primarily due to temporary takeaway capacity restraints in certain of our Texas producing assets, as well as the closing of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Natural gas, NGLs and oil sales. Unhedged oil sales decreased approximately $5.7 million, or 35%, to approximately $10.3 million for the nine months ended September 30, 2019, compared to approximately  $16.0 million for the same period in 2018. NGL sales decreased approximately $1.0 million, or 71%, to approximately $0.4 million for the nine months ended September 30, 2019, compared to approximately $1.4 million for the same period in 2018. Unhedged natural gas sales decreased approximately $0.5 million, or 60%, to approximately $0.3 million for the nine months ended September 30, 2019, compared to approximately  $0.8 million for the same period in 2018. Total decrease in oil, natural gas and NGL sales for the nine months ended September 30, 2019 was primarily the result of the same factors described under “Production” above.

Including hedges and mark-to-market activities, our total production-related revenue decreased approximately $1.4 million for the nine months ended September 30, 2019, compared to the same period in 2018. This decrease was primarily the result of a decrease of approximately $7.2 million in oil, natural gas and NGL sales, offset by an increase of approximately $3.8 million in oil and natural gas mark-to-market activities and approximately $2.0 million in settlements on oil and natural gas derivate contracts.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 (dollars in thousands, except average sales prices and volumes):

	2019	2018	Production	2018	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	178	373	(195)	$2.25	$(438)
Oil (MBbl)	173	236	(63)	$67.81	$(4,272)
NGLs (MBbl)	33	59	(26)	$23.78	$(618)
Total oil equivalent (MBoe)	236	357	(121)	$51.11	$(5,328)

	2019	2018	Average		Revenue
	Average	Average	Sales Price	2019	Decrease
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$1.87	$2.25	$(0.38)	178	$(68)
Oil (MBbl)	$59.67	$67.81	$(8.14)	173	$(1,408)
NGLs (MBbl)	$12.45	$23.78	$(11.33)	33	$(374)
Total oil equivalent (MBoe)	$46.89	$51.11	$(4.21)	236	$(1,850)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the nine months ended September 30, 2019 by approximately $1.1 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the nine months ended September 30, 2019, the non-cash mark-to-market loss was approximately $2.9 million, compared to a loss of approximately $6.7 million for the same period in 2018. The 2019 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $0.7 million for the nine months ended September 30, 2019, compared to cash settlements paid of approximately $1.3 million for the nine months ended September 30, 2018.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense.  Lease operating expenses, which includes ad valorem taxes, decreased approximately $0.4 million, or 7%, to approximately $4.6 million for the nine months ended September 30, 2019, compared to approximately $5.0 million for the same period in 2018. This decrease in operating expenses was primarily due to the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture. Lease operating expenses per BOE, however, increased period over period due to lower volumes from the aforementioned divestitures, as well as decreased production from temporary takeaway capacity restraints in certain of our Texas producing assets during the nine months ended September 30, 2019.

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

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2019 decreased approximately $0.8 million to approximately  $3.0 million, compared to approximately $3.8 million for the same period in 2018. This decrease is primarily the result of temporary takeaway capacity restraints in certain of our Texas producing assets, as well as the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Impairment expense. For the nine months ended September 30, 2019, and 2018 we did not record impairment charges.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Variance
Reconciliation of segment operating income to net income (loss)
Total production operating income	$514	$2,927	$(2,413)	NM (a)
Total midstream operating income	28,475	27,307	1,168	4%
Total segment operating income	28,989	30,234	(1,245)	(4%)

General and administrative expense	(13,237)	(17,193)	3,956	(23%)
Unit-based compensation expense	(1,081)	(2,940)	1,859	(63%)
Interest expense, net	(17,741)	(8,165)	(9,576)	NM (a)
Other income (expense)	98	(1,876)	1,974	NM (a)
Income tax expense	(335)	—	(335)	NM (a)
Net income (loss)	$(3,307)	$60	$(3,367)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $5.8 million, or 29%, to approximately $14.3 million for the nine months ended September 30, 2019 compared to approximately $20.1 million for the same period in 2018. The decrease was primarily the result of reduced professional and management fees as well as a decrease in the unit price which is used to calculate the unit-based compensation expense.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings on the Credit Agreement. Interest expense increased approximately $9.6 million to approximately $17.7 million for the nine months ended September 30, 2019 compared to approximately $8.2 million for the same period in 2018. This increase was the result of the Class C Preferred Units and the Warrant being issued on August 2, 2019. Cash interest expense for the nine months ended September 30, 2019 was approximately $7.3 million compared to approximately $7.3 million for the same period in 2018.

Income tax expense. Income tax expense was approximately $0.3 million for the nine months ended September 30, 2019, compared to no expense recorded for the same period in 2018.  The increase resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating expenses over the comparable periods and the removal of the valuation allowance.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $4.6 million in cash and cash equivalents and $48.0 million available for borrowing under the Credit Agreement in effect on such date.

During the three months ended September 30, 2019, we paid approximately $2.3 million in cash for interest on borrowings under our Credit Agreement, of which approximately $54.3 thousand was related to the fee on undrawn commitments. During the nine months ended September 30, 2019, we paid approximately $7.4 million in cash for interest on borrowings under our Credit Agreement, of which approximately $134.6 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the three and nine months ended September 30, 2019 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional limited partner units. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and any quarterly cash distributions.

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

The amount available for borrowing at any one time under the Credit Agreement is limited to the borrowing base for our midstream assets and our oil and natural gas properties. Borrowings under the Credit Agreement are available for direct investment in oil and natural gas properties, acquisitions, and working capital and general business purposes.  The Credit Agreement has a sub-limit of $15.0 million, which may be used for the issuance of letters of credit.  The initial borrowing base under the Credit Agreement was $200.0 million.  The borrowing base for the credit available for the upstream oil and natural gas properties is re-determined semi-annually in the second and fourth quarters of the year, and may be re-determined at our request more frequently and by the lenders, in their sole discretion, based on reserve reports as prepared by petroleum engineers, using, among other things, the oil and natural gas pricing prevailing at such time.  The borrowing base for the credit available for our midstream properties is generally equal to the rolling four quarter Adjusted EBITDA of our midstream operations, together with the amount of distributions received from the Carnero JV multiplied by 4.5.  Outstanding borrowings in excess of our borrowing base must be repaid or we must pledge other oil and natural gas properties as additional collateral.  We may elect to pay any borrowing base deficiency in three equal monthly installments such that the deficiency is eliminated in a period of three months.  Any increase in our borrowing base must be approved by all of our lenders. As of September 30, 2019, the borrowing base under the Credit Agreement was $282.0 million, with an elected commitment amount of $210.0 million.

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

At September 30, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt under the Credit Agreement could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of September 30, 2019, the elected commitment amount under our Credit Agreement was set at $210.0 million, and we had $162.0 million of debt outstanding under the facility, leaving us with $48.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2019. Our Credit Agreement matures on March 31, 2020.

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

The following tables as of September 30, 2019, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	—	$—	54,824	$60.52	54,824	$60.52
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50
									255,408

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2019	—	$—	—	$—	—	$—	108,552	$2.85	108,552	$2.85
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85
									511,000

Operating Cash Flows

We had net cash flows provided by operating activities for the nine months ended September 30, 2019 of approximately $44.3 million, compared to net cash flows provided by operating activities of approximately $52.1 million for the same period in 2018. This decrease was primarily related to the impact of lower commodity prices and production between the periods resulting in a decrease of approximately $7.2 million.

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

Investing Activities

We had net cash flows used in investing activities for the nine months ended September 30, 2019 of approximately $1.3 million, substantially all of which were related to midstream activities.

We had net cash flows provided by investing activities for the nine months ended September 30, 2018 of approximately $1.2 million, consisting primarily of approximately $6.2 million related to proceeds from the sale of oil and natural gas properties. This was offset by outflows of $4.8 million related to pipeline construction and contributions to equity investments.

Financing Activities

Net cash flows used in financing activities was approximately $41.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we distributed approximately $17.7 million and $5.2 million to Class B Preferred Unitholders and common unitholders, respectively. Additionally, we repaid borrowings of $18.0 million under our Credit Agreement.

Net cash flows used in financing activities were approximately $51.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we distributed approximately $24.5 million and $20.8 million to Class B Preferred Unitholders and common unitholders, respectively, during the same period. Additionally, we paid approximately $0.1 million in offering costs and repaid $7.0 million under our Credit Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements with third parties, and we maintained no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream business segment revenues from a single customer, Sanchez Energy, the sale of oil and natural gas and our use of derivatives. On August 11, 2019, Sanchez Energy Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. No assurances can be given as to the timing or outcome of this process. Through September 30, 2019, we have not suffered any significant losses with our counterparties as a result of non-performance. Any development that materially and adversely affect Sanchez Energy’s operations or financial condition could have a material adverse impact on us, including but not limited to impairment losses on fixed assets. For additional information on the risks associated with our relationships with Sanchez Energy, please read “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 7, 2019. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below, you should carefully consider the risk factors under the caption “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, together with all of the other information included in this Form 10-Q and in our other public filings, press releases, and public discussions with our management. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition or results of operations.

The majority of our total revenue in general and substantially all of our revenue relating to the operation of our midstream business is derived from Sanchez Energy and the filing by Sanchez Energy Corporation and certain of its subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code could have a material and adverse impact on us.

Sanchez Energy is our most significant customer and accounted for approximately 85% of our total revenue and substantially all of our midstream business revenue for the nine months ended September 30, 2019.  We are dependent on Sanchez Energy as our only current customer for utilization of Western Catarina Midstream, and as our primary customer for utilization of the Carnero Gathering Line, the Raptor Gas Processing Facility and the Seco Pipeline. We expect that a majority of revenues relating to these assets will be derived from Sanchez Energy for the foreseeable future.

On August 11, 2019, Sanchez Energy Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the Southern District of Texas. As a result, we are subject to an increased risk of non-payment or non-performance by Sanchez Energy, including with respect to the Gathering Agreement and the Seco Pipeline Transportation Agreement. While Sanchez Energy Corporation has stated it intends to continue to operate in the normal course and intends to interact with its commercial counterparties as usual, no assurances can be given as to the timing or outcome of the bankruptcy process. Through September 30, 2019, we have not suffered any significant losses as a result of non-performance. Any development that materially and adversely affect Sanchez Energy’s operations or financial condition could have a material and adverse impact on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with providing services under the Services Agreement for the second-quarter 2019, the Partnership issued 901,741 common units to Manager on August 2, 2019. See Note 13 “Related Party Transactions” and the information incorporated by reference therein for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

No common units were purchased in the third-quarter of 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Third Amended and Restated Agreement of Limited Partnership of Sanchez Midstream Partners LP, dated August 2, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

3.2

Amendment No. 3 to Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, dated August 2, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.1

Amended and Restated Registration Rights Agreement, dated August 2, 2019, by and among Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.2

Amended and Restated Board Representation and Standstill Agreement, dated August 2, 2019, by and among Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.3

Warrant Exercisable for Junior Securities, dated August 2, 2019, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.4+	Form of Executive Services Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners on August 8, 2019, File No. 001-33147).

31.1*	Certification of Principal Executive Officer of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*Filed herewith.

**Furnished herewith.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sanchez Midstream Partners LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: November 12, 2019	By	/s/ Charles. C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)