Form 10-K
period 2019-12-31
Sanchez Midstream Partners LP
filed 2020-03-13
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of Sanchez Midstream Partners LP common units held by non-affiliates as of June 28, 2019 was approximately $24,442,184 based upon the NYSE American closing price as of such date.

Common units outstanding on March 13, 2020: 19,975,193 common units.

i

COMMONLY USED DEFINED TERMS

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context indicates or otherwise requires, the following terms have the following meanings:

•

“Sanchez Midstream Partners,” “SNMP,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Midstream Partners LP (formerly Sanchez Production Partners LP), its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.

•	“Bbl” means one barrel of 42 U.S. gallons of oil.
•	“Bcf” means one billion cubic feet of natural gas.
•	“Board” means the board of directors of our general partner.
•	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
•	“Boe/d” means one Boe per day.
•	“GHGs” mean greenhouse gases.
•	“MBbl” means one thousand barrels of oil or other liquid hydrocarbons.
•	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
•	“MBoe” means one thousand Boe.
•	“Mcf” means one thousand cubic feet of natural gas.
•	“MMBbl” means one million barrels of oil or other liquid hydrocarbons.
•	“MMBoe” means one million Boe.
•	“MMBtu” means one million British thermal units.
•	“MMcf” means one million cubic feet of natural gas.
•	“MMcf/d” means one million cubic feet of natural gas per day.
•

“NGLs” refers to the combination of ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

•	“our general partner” refers to Sanchez Midstream Partners GP LLC (formerly Sanchez Production Partners GP LLC), our general partner.
•	“Sanchez Energy” refers to Sanchez Energy Corporation (OTC Pink: SNECQ) and its consolidated subsidiaries.
•	“SOG” refers to Sanchez Oil & Gas Corporation, an entity that provides operational support to us.
•	“SP Holdings” or “Manager” refers to SP Holdings, LLC, the sole member of our general partner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” as defined by the United States Securities and Exchange Commission (the “SEC”) that are subject to a number of risks and uncertainties, many of which are beyond our control. These statements may include discussions about our business strategy; the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements; our financing strategy; our acquisition strategy; our ability to make distributions; our future operating results; the ability of our partners to perform under our joint ventures; our future capital expenditures; and our plans, objectives, expectations, forecasts, outlook and intentions.

All of these types of statements, other than statements of historical fact included in this Form 10-K, are forward-looking statements. These forward-looking statements may be found in Part II, Item 7. and other items within this Form 10-K. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	the resolution of the pending Sanchez Energy Chapter 11 Case (as defined in “Part I, Item 1A. Risk Factors”) and its impact on our business, results of operations and financial condition;

•	our ability to successfully execute our business, acquisition and financing strategies;

•	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;

•	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;

•	our ability to extend, replace or refinance our Credit Agreement (defined below);

•	our ability to grow enterprise value;

•	the ability of our partners to perform under our joint ventures;

•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;

•	our ability to utilize the services, personnel and other assets of Manager pursuant to the Services Agreement (as defined below);

•	Manager’s ability to retain personnel to perform its obligations under its shared services agreement with SOG;

•	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;

•	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;

•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;

•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;

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

PART I

Item 1.Business

Overview

We are a growth-oriented publicly-traded limited partnership formed in 2005 focused on the acquisition, development and ownership of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas. We also own production assets in Texas and Louisiana. We have entered into a shared services agreement (the “Services Agreement”) with Manager, pursuant to which Manager provides operational services to us including overhead, technical, administrative, marketing, accounting, operation, information systems, financial, compliance, insurance, acquisition, disposition and financing services. Manager owns our general partner and all of our incentive distribution rights. On June 2, 2017, we changed our name to Sanchez Midstream Partners LP from Sanchez Production Partners LP. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

Our Relationship with Sanchez Energy, Manager and SOG

We believe that our relationship with Sanchez Energy and associated acreage dedications, provide us with a long range strategic advantage. As of March 13, 2020, Sanchez Energy owned approximately 11.4% of our outstanding common units. Since March 2015, we have completed three midstream asset acquisitions and two working interest acquisitions from Sanchez Energy. Pursuant to a right-of-first-offer, Sanchez Energy has agreed to offer us the right to acquire any midstream assets that it desires to sell. However, Sanchez Energy is under no obligation to sell any assets to us or to accept any offer for its assets that we may choose to make.

Manager is the sole member of our general partner, and has an interest in us through its ownership of all of our incentive distribution rights. To perform the scope of work defined in the Services Agreement, Manager has entered into a shared services agreement with SOG, which also has a shared services agreement in place with Sanchez Energy. We believe that our relationships with Manager and SOG provide us with a cost-effective means of operating our assets. SOG, which was formed in 1972, has a senior management team that averages over 20 years of industry experience. SOG has drilled or participated in over 4,000 wells, directly and through joint ventures, and has successfully built and operated extensive midstream and gathering assets associated with its exploration and production assets. We leverage SOG’s extensive expertise and experience to execute on our business strategy.

Business Strategy

Our primary business objective is to create long-term value by generating stable and predictable cash flows that allow us to make, maintain and grow our cash distributions per common unit over time through the safe and reliable operation of our assets. We plan to achieve this objective by executing the following business strategy:

•	grow our business by acquiring fee-based midstream and other energy-related assets with minimal maintenance capital requirements and low overhead costs to increase unitholder value;
•	support stable cash flows by aligning our asset base and operations with SOG’s operational platform and Sanchez Energy’s asset base;
•	focus on stable, fixed-fee businesses;
•	grow our business through increased throughput; and
•	maintain financial flexibility and a strong capital structure.

Our business strategy is subject to risks, please read “Part I, Item 1A. Risk Factors.”

Business Segments

Our business activities are conducted under two operating segments for which we provide information in our consolidated financial statements for the years ended December 31, 2019 and 2018. These two segments are based on the nature of the operations that are undertaken by each segment and are our:

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

Midstream Business

Western Catarina Midstream

In October 2015, we acquired (the “Catarina Transaction”) a gathering system from Sanchez Energy (“Western Catarina Midstream”), which is located on the western portion of Sanchez Energy’s approximately 106,000 net acres in Dimmit, La Salle and Webb counties, Texas (such net acreage is collectively referred to herein as “Sanchez Energy’s Catarina Asset,” and the western portion of such net acreage is individually referred to herein as “Western Catarina”). Western Catarina Midstream consists of approximately 150 miles of gathering pipelines, four main gathering and processing facilities, including stabilizers, storage tanks, compressors and dehydration units, and other related assets in Western Catarina, which are located in Dimmit and Webb counties, Texas, and services upstream production from assets located in the Eagle Ford Shale in South Texas. The gathering lines range in diameter from 4 to 12 inches, with a capacity of 200 MMcf/d for natural gas, and 40 MBbl/d for crude oil and NGLs. There are four main gathering and processing facilities, which include eight stabilizers of 5,000 Bbls per day, approximately 25,000 Bbls of storage capacity, pressurized storage for NGLs, approximately 18,000 horsepower of compression and approximately 300 MMcf/d of dehydration capacity. The gathering system is currently used solely to support the gathering, processing and transportation of natural gas, NGLs and crude oil produced by Sanchez Energy at Sanchez Energy’s Catarina Asset. The gathering system has oil interconnects with the Plains All American Pipeline, L.P. header system delivered to the Gardendale terminal, and to all four takeaway pipelines to Corpus Christi, and natural gas interconnects with Southcross Energy Partners, L.P., Kinder Morgan Inc., Energy Transfer Partners, L.P. and Targa Resources Corp.

In conjunction with the Catarina Transaction, we entered into a 15-year firm gas gathering and processing agreement with Sanchez Energy, pursuant to which Sanchez Energy agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in Western Catarina for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”).

All of the revenues from Western Catarina Midstream are currently earned from Sanchez Energy. During the first five years of the term of the Gathering Agreement (or through 2020), Sanchez Energy is required to meet a minimum quarterly volume delivery commitment for oil and natural gas, subject to certain adjustments. In addition, Sanchez Energy is required to pay contractually agreed upon gathering and processing fees for oil and natural gas volumes tendered through Western Catarina Midstream. In June 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by Sanchez Energy based on water that was delivered to Western Catarina Midstream through March 31, 2018. Since March 31, 2018, we have agreed with Sanchez Energy to continue adding the incremental infrastructure fee on a month-to-month basis.

During the year ended December 31, 2019, Sanchez Energy transported average daily production through Western Catarina Midstream of approximately 11.1 MBbls/d of oil, 131.7 MMcf/d of natural gas and 5.5 MBbls/d of water. The average age of the Western Catarina Midstream assets is approximately nine years, and such assets have an average expected life of approximately 21 additional years.

Carnero JV

In May 2018, we executed a series of agreements with Targa Resources Corp. (NYSE: TRGP) (“Targa”) and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering, LLC (“Carnero Gathering”) and Carnero Processing, LLC (“Carnero Processing”) (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant located in Bee County, Texas (“Silver Oak II”), to Carnero JV, which expanded the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Sanchez Energy’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage is collectively referred to herein as “Sanchez Energy’s Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche non-operated working interest owners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II. Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the joint ventures limited by the capacity of the 260 MMcf/d cryogenic natural gas processing plant in La Salle County, Texas (the “Raptor Gas Processing Facility.”)

Seco Pipeline

In August 2017, we completed construction of a 100% owned and operated 30-mile natural gas pipeline with 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas (the “Seco Pipeline”). The Seco Pipeline provides upstream producers with optionality to southern gas markets and creates the potential to export natural gas to premium priced markets in Mexico. On September 1, 2017, we entered into a firm transportation service agreement with Sanchez Energy to transport certain quantities of Sanchez Energy’s natural gas on a firm basis through the Seco Pipeline for $0.22 per MMBtu delivered on or after September 1, 2017 (the “Seco Pipeline Transportation Agreement”). The Seco Pipeline Transportation Agreement had an initial term of one month and renewed automatically on a month-to-month basis. On January 13, 2020, we received written notice of termination from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. During the year ended December 31, 2019, Sanchez Energy transported average daily production through Seco Pipeline of approximately 1.9 MMcf/d of natural gas. The Seco Pipeline has an expected life of approximately 40 years.

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

Production Business

Our total estimated proved reserves at December 31, 2019, were approximately 3.0 MMBoe, all of which were classified as proved developed, with 11% being natural gas, 14% being NGLs, and 75% being oil. At December 31, 2019, we owned approximately 44 net producing wells. Our total average proved reserve-to-production ratio is approximately 10 years and our portfolio decline rate is 12% based on our estimated proved reserves at December 31, 2019.

Below is a description of our operations and our oil and natural gas properties by basin at December 31, 2019:

Locations

Of our reserves, 99%  were located in the Eagle Ford Shale on non-operated properties. Production during the year ended December 31, 2019 on these properties was 306.1 MBoe and approximately 2,955.2 MBoe of estimated proved reserves were held at December 31, 2019. All of these reserves were classified as proved developed, with 11% being natural gas, 14% being NGLs, and 75% being oil.

The remaining reserves were located on non-operated properties in Louisiana. During the year ended December 31, 2019, production on Louisiana properties was 2.9 MBoe, and approximately 44.1 MBoe of estimated proved reserves were held at December 31, 2019, all of which were classified as proved developed with 100% being oil.

Operations

We do not currently operate any of our production assets. The Eagle Ford Shale properties are operated by either SOG, Sanchez Energy or Marathon Oil Company and the Louisiana properties are operated by SOG.

Proved Reserves of Natural Gas, NGLs, and Oil

The following table reflects our estimates for proved natural gas, NGLs and oil reserves based on the SEC definitions that were used to prepare our financial statements for the periods presented. The standardized measure values shown in the table are not intended to represent the current market values of our estimated proved reserves.

Reserve data:	2019	2018
Estimated proved reserves:
Oil (MMBbl)	2.2	2.5
Natural gas (MMcf)	2.1	2.7
NGLs (MMBbl)	0.4	0.5
Total proved reserves (MMBoe)	3.0	3.5
Estimated proved developed reserves:
Oil (MMBbl)	2.2	2.5
Natural gas (MMcf)	2.1	2.7
NGLs (MMBbl)	0.4	0.5
Total proved developed reserves (MMBoe)	3.0	3.5
Proved developed reserves as a percent of total reserves	100%	100%
Standardized measure ($ in millions)⁽ᵃ⁾	$38.4	$52.2

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

Our 2019 estimates of total proved reserves decreased 0.5 MMBoe from 2018 due to production and revisions of previous estimates of 0.3 MMBoe and 0.2 MMBoe, respectively.

As of December 31, 2019, we had no remaining proved undeveloped reserves in our reserves base.

We expect to make minimal capital expenditures related to recompletion of existing wells during the year ending December 31, 2020.

At December 31, 2019 and December 31, 2018, Ryder Scott Co. LP (“Ryder Scott”), an independent oil and natural gas engineering firm, prepared estimates of all our proved reserves. We used these estimates of our proved reserves to prepare our financial statements. Ryder Scott maintains a degreed staff of highly competent technical personnel. The average experience level of Ryder Scott’s technical staff of engineers, geoscientists and petrophysicists exceeds 20 years, including five to 15 years with a major oil company. The engineering information presented in their report was overseen by Mr. Eric Nelson, P.E. Mr. Nelson is an experienced reservoir engineer having been a practicing petroleum engineer since 2002. He has more than 13 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Chemical Engineering from the University of Tulsa and Master of Business Administration degree from the University of Texas. Mr. Nelson is a Registered Professional Engineer in the State of Texas. Our activities with Ryder Scott are coordinated by a reservoir engineer employed by us who has approximately 38 years of experience in the oil and natural gas industry and an engineering degree from the University of Tennessee and a Master of Business Administration from the University of New Orleans. He is a member of the Society of Petroleum Engineers. He has prior reservoir engineering and reserves management experience at Exxon Mobil Corporation, Dominion Resources and Hilcorp Energy. He has extensive experience in managing oil and natural gas reserves processes. He serves as the key technical person reviewing the reserve reports prepared by Ryder Scott prior to review by the Audit Committee and approval by the Board.

Production and Price History

The following table sets forth information regarding net production of natural gas, NGLs and oil and certain price and cost information for each of the periods indicated:

	Years Ended
	December 31,
	2019	2018	Variance
Net production:
Natural gas (MMcf)	231	434	(203)	(47%)
Oil production (MBbl)	228	296	(68)	(23%)
NGLs (MBbl)	42	71	(29)	(41%)
Total production (MBoe)	309	439	(130)	(30%)
Average daily production (Boe/d)	847	1,203	(356)	(30%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.24	$2.30	$(0.06)	(3%)
Natural gas price per Mcf without hedge settlements	$1.84	$2.39	$(0.55)	(23%)
Oil price per Bbl with hedge settlements	$62.94	$62.64	$0.30	0%
Oil price per Bbl without hedge settlements	$59.40	$67.14	$(7.74)	(12%)
NGL price per Bbl without hedge settlements	$12.83	$24.07	$(11.24)	(47%)
Total price per Boe with hedge settlements	$49.86	$48.41	$1.45	3%
Total price per Boe without hedge settlements	$46.94	$51.52	$(4.58)	(9%)
Average unit costs per Boe:
Field operating expenses (a)	$21.04	$17.82	$3.22	18%
Lease operating expenses	$19.03	$15.31	$3.72	24%
Production taxes	$2.01	$2.51	$(0.50)	(20%)
Depreciation, depletion and amortization	$12.76	$10.93	$1.83	17%

(a)	Field operating expenses include lease operating expenses and production taxes.

Existing Wells

The following table sets forth information at December 31, 2019, relating to the existing wells in which we owned a working interest as of that date. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
	Gross	Net	Gross	Net
Operated	—	—	—	—
Non-operated	—	—	91	44
Total	—	—	91	44

We did not convert any proved undeveloped wells into proved producing wells in 2019.

Drilling Activity

With respect to oil and natural gas wells drilled and completed during the years ended December 31, 2019 and 2018, the information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that are capable of producing commercial quantities of oil or natural gas, regardless of whether they produce a reasonable rate of return. No exploratory wells were drilled on any of our properties during the years ended December 31, 2019 or 2018. During the years ended December 31, 2019 and 2018, there were no wells drilled and there were no wells in progress.

Developed and Undeveloped Acreage

The following table sets forth information related to our leasehold acreage as of December 31, 2019.

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

Leases

Most of our reserves are comprised of wellbore rights only. We have a small lease position of less than 150 net acres in Louisiana.

Marketing and Major Customers

Our oil and natural gas production in Texas and Louisiana is marketed by the operators of our properties.

Sanchez Energy accounted for 86% and 71% of our total revenue for the years ended December 31, 2019 and 2018, respectively. We are highly dependent upon Sanchez Energy as our most significant customer, and we expect to derive a substantial portion of our revenue from Sanchez Energy in the foreseeable future. Accordingly, we are indirectly subject to the business risks of Sanchez Energy. Any development that materially and adversely affects Sanchez Energy’s operations or financial condition could have a material adverse impact on us. Additional information regarding our relationship with Sanchez Energy is provided in “Part III, Item 13. Certain Relationships and Related Transactions, and Manager Independence.” For additional information on the risks associated with our relationship with Sanchez Energy, please read “Part I, Item 1A. Risk Factors.”

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

Climate Change

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, the EPA has used existing Clean Air Act authority to regulate GHGs. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis. In addition, in June 2016, the EPA published New Source Performance Standards (“NSPS”) Subpart

OOOOa standards that require new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and volatile organic compound emissions. However, in June 2017, the EPA published a proposed rule to stay portions of the Subpart OOOOa standards for two years. In September 2018, the EPA issued proposed revisions to the NSPS applicable to new and modified oil and gas sources, which would reduce the monitoring obligations for wells and compressor stations. Further in October 2018, the EPA issued a draft report which includes a template designed to assist with compliance. Until the rules are finalized, the implementation of the 2016 rules remains uncertain. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to possess and acquire emission allowances which permit corresponding GHG emissions. Furthermore, the U.S. is currently a party to the Paris Agreement adopted in December 2015 to reduce global GHG emissions. However, in June 2017, President Trump announced that the United States plans to withdraw from the Paris Agreement in accordance with the Agreement’s four-year exit process and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement and in November 2019 began the formal process of withdrawl.

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

PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact HCAs;
•	improve data collection, integration and analysis;
•	repair and remediate pipelines as necessary; and
•	implement preventive and mitigating actions.

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

For example, in July 2015, PHMSA issued a notice of proposed rulemaking proposing, among other things, to extend operator qualification requirements to operators of certain natural gas gathering lines and to add a specific timeframe for operators’ notifications of accidents or incidents. In January 2017, PHMSA issued a final rule adding a specific timeframe for operators’ notifications of accidents or incidents but delayed final action on the operator qualification proposals until a later date. The final rule became effective March 24, 2017. In addition, in October 2015, PHMSA issued a notice of proposed rulemaking proposing changes to its hazardous liquid pipeline safety regulations, including to extend: (i) reporting requirements to all onshore or offshore, regulated or unregulated hazardous liquid gathering lines; and (ii) certain integrity management periodic assessment and remediation requirements to regulated onshore gathering lines. On January 13, 2017, PHMSA issued a final rule amending its regulations to impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. The final rule also significantly extends and expands the reach of certain integrity management requirements, regardless of the pipeline’s proximity to HCAs. However, this final rule remains subject to review and approval by the new administration, pursuant to a memorandum issued by the White House to heads of federal agencies. It is unclear whether the final rule will be revised and when it will be implemented. In April 2016, PHMSA issued a notice of proposed rulemaking that would expand integrity management requirements and impose new pressure requirements on currently regulated gas transmission pipelines and would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. On October 1, 2019, PHMSA issued its final rule which will become effective July 1, 2020.  While we cannot predict the outcome of legislative or regulatory initiatives, such regulatory changes and any legislative changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations.

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

We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements should not have a material adverse impact on our financial condition and results of operations. As of December 31, 2019, we had no accrued environmental obligations. We are not aware of any environmental issues or claims that will require material capital expenditures or that will otherwise have a material impact on our financial position or results of operations. However, we cannot predict how future environmental laws and regulations may impact our operations, and therefore, cannot provide assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial condition, results of operations or cash flows.

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

As of March 13, 2020,  nine (9) employees were employed by SOG with their primary function being to provide services for us, all of which were full-time employees.

None of SOG’s employees are subject to a collective bargaining agreement.

Offices

Our principal executive offices are located at 1000 Main Street, Suite 3000, Houston, Texas 77002. Our telephone number is (713) 783-8000.

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

The risk factors in this Form 10-K are grouped into the following categories:

•	Risks Related to Our Midstream Business;
•	Risks Related to Our Production Business;
•	Risks Related to Our Midstream and Production Businesses;
•	Risks Related to Financing and Credit Environment;
•	Risks Related to Our Cash Distributions;
•	Risks Related to Regulatory Compliance;
•	Risks Inherent in an Investment and Our Common Units; and
•	Tax Risks.
Risks Related to Our Midstream Business

Because the majority of our total revenue, including substantially all of our revenue stemming from the operation of our midstream business, is derived from Sanchez Energy, the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code by Sanchez Energy and certain of its subsidiaries could have a material and adverse impact on us.

Sanchez Energy accounted for approximately 86% of our total revenue and substantially all of our midstream business revenue for the year ended December 31, 2019. We are dependent on Sanchez Energy as our only current customer for utilization of Western Catarina Midstream, and as our primary customer for utilization of our other midstream assets. We expect that a majority of revenues relating to these assets will be derived from Sanchez Energy for the foreseeable future.

On August 11, 2019, Sanchez Energy Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, jointly administered Case No. 19-34508 (the “Sanchez Energy Chapter 11 Case”). As a result, we are subject to an increased risk of non-payment, non-performance and/or underutilization of our midstream assets by Sanchez Energy. While Sanchez Energy Corporation has stated it intends to continue to operate in the normal course and intends to interact with its commercial counterparties as usual, no assurances can be given as to the timing or outcome of the bankruptcy process. Through December 31, 2019, we did not experience any significant losses as a result of non-performance. However, as disclosed herein, Sanchez Energy terminated the Seco Pipeline Transportation

Agreement effective on February 12, 2020. Any development that materially and adversely affects Sanchez Energy’s operations or financial condition could have a material and adverse impact on us.

On March 13, 2020, the official committee of unsecured creditors in the Sanchez Energy Chapter 11 Case (the “Unsecured Committee”) filed a motion titled Motion of the Official Committee of Unsecured Creditors for Leave, Standing, and Authority to Prosecute Claims on Behalf of the Debtors’ Estate and for Related Relief (the “March 13 Motion”). The relief sought in the March 13 Motion is to grant the Unsecured Committee derivative standing to prosecute claims that Sanchez Energy allegedly has against the Partnership and others, including, but not limited to, claims to recharacterize or avoid the Catarina Transaction, the Carnero Gathering Transaction (as defined in Note 12 “Investments” of our Notes to Consolidated Financial Statements), and the Carnero Processing Transaction (as defined in Note 12 “Investments” of our Notes to Consolidated Financial Statements). While we do not believe these claims have any merit, if such claims are filed and prosecuted, the cost to defend against such claims and any judgment entered against us could have a material and adverse impact on our business, financial condition and operating results.

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

Under the terms of the lease covering Sanchez Energy’s Catarina Asset, Sanchez Energy is subject to annual drilling and development requirements. For example, at the present time, the lease requires Sanchez Energy to drill 50 wells per year (with the ability to bank up to 30 wells from a prior period). The pending Sanchez Energy Chapter 11 Case has resulted in significant delays to the drilling program on Sanchez Energy’s properties, including Sanchez Energy’s Catarina

Asset, and failure to drill the required number of wells could result in forfeiture of acreage not held by production during the current fiscal year. In addition, Sanchez has various drilling obligations under the leases covering Sanchez Energy’s Comanche Asset. If Sanchez Energy fails to meet these drilling obligations, Sanchez Energy could forfeit its acreage under the applicable lease not held by production. Such a forfeiture could impact Sanchez Energy’s ability to develop additional acreage and replace declining production.

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

Due to these and other factors, even if reserves are known to exist in areas served by our facilities, Sanchez Energy and other producers may choose not to develop, or be prohibited from developing, those reserves. If reductions in development activity result in our inability to maintain the current levels of throughput on our facilities, those reductions could reduce our revenue and cash flows and adversely affect our ability to pay cash distributions to Stonepeak Catarina Holdings LLC (“Stonepeak Catarina”), as the holder of all of our Class C preferred units representing limited partner interests (the “Class C Preferred Units”). Restrictions under our Credit Agreement and our partnership agreement currently prohibit us from paying distributions to our common unitholders.

The Gathering Agreement contains provisions that can reduce the stability in cash flows that the agreement was designed to achieve.

The Gathering Agreement is designed to generate stable cash flows for us over the life of the minimum volume commitment contract term while also minimizing direct commodity price risk. Under the minimum volume commitment, subject to certain adjustments, Sanchez Energy has agreed to ship a minimum volume of natural gas and NGLs on Western Catarina Midstream or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the minimum volume commitment, which is the first five years of the 15-year term of the Gathering Agreement (or through 2020). In addition, the Gathering Agreement also includes a minimum quarterly quantity, which is a total amount of natural gas and NGLs that Sanchez Energy must flow on Western Catarina Midstream (or an equivalent monetary amount) each quarter during the minimum volume commitment term. If Sanchez Energy’s actual throughput volumes are less than its minimum volume commitment for the applicable period, it must extend the minimum volume commitment term on a nominal volume basis, but to no longer than the original five years (subject to certain exceptions), or, in some cases, make a shortfall payment to us at the end of that contract quarter, as applicable. The amount of the shortfall payment is based on the difference between the actual throughput volume shipped, processed or offset through an extension of the minimum volume commitment term for the applicable period and the minimum volume commitment for the applicable period, multiplied by the applicable fee. To the extent that Sanchez Energy’s actual throughput volumes are above its minimum volume commitment for the applicable period, the Gathering Agreement contains provisions that allow Sanchez Energy to use the excess volumes as a credit to shorten the minimum volume commitment term, but to no less than four years. Through December 31, 2019, natural gas volumes from Sanchez Energy have shortened the primary terms of the volume commitments by 197 days, while the minimum oil volume commitment is no longer in effect.

Under certain circumstances, it is possible that the combined effect of the minimum volume commitment provisions could result in our receiving substantially reduced revenues or cash flows from Sanchez Energy in a given period. In the most extreme circumstances:

•	we could incur operating expenses with substantially reduced corresponding revenues from Sanchez Energy; or
•	Sanchez Energy could cease shipping throughput volumes at a time when its aggregate minimum volume commitment has been satisfied with previous throughput volume shipments.

If either of these circumstances were to occur, it would have a material adverse effect on our results of operations and financial condition and cash flows and our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Interruptions in operations at our facilities or facilities that Targa operates on behalf of the Carnero JV may adversely affect operations and cash flows available for distribution to Stonepeak Catarina.

Any significant interruption at any of our facilities or the facilities that Targa operates on behalf of the Carnero JV, or in our ability or Targa’s ability on behalf of the Carnero JV, as applicable, to gather, treat or process natural gas, NGLs and oil, would adversely affect operations and cash available for distribution to Stonepeak Catarina as the holder of all of our Class C Preferred Units. Operations at impacted facilities could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within our control, such as:

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

Accordingly, we may not have accurate estimates of total reserves dedicated to some or all of Western Catarina Midstream or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to Western Catarina Midstream are less than we anticipate and we are unable to secure additional sources of natural gas, NGLs and oil, it could have a material adverse effect on our business, results of operations and financial condition and our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

A shortage of equipment and skilled labor in the Eagle Ford Shale could reduce equipment availability and labor productivity and increase labor and equipment costs, which could have a material adverse effect on our business and results of operations.

Gathering and processing services require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. Decreased levels of production and shrinking margins from lower commodity prices may result in shortages of equipment and skilled labor in the Eagle Ford Shale, as companies seek to deploy their resources in more profitable basins. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase or if we experience materially increased health and benefit costs for employees, our results of operations could be materially and adversely affected.

Distributions we receive from the Carnero JV may fluctuate from quarter to quarter as Targa, the operator, has certain discretion over the amount and timing of distributions, which could adversely affect our ability to pay cash distributions.

We received approximately $17.2 million in cash from the Carnero JV in the form of distributions during the year ended December 31, 2019. Targa, as the operator of the Carnero JV, has certain rights which permit it to affect the amount and timing of distributions to us. For example, Targa has certain discretion with regard to cash reserves and working capital adjustments that may cause the amount of our distributions to fluctuate from quarter-to-quarter. Fluctuations in the amount and timing of distributions from the Carnero JV could adversely affect our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Our participation in joint ventures exposes us to liability or harm to our reputation resulting from failures by our partner.

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing to form an expanded 50 / 50 joint venture in South Texas, Carnero JV, (2) Targa contributed 100% of the equity interest in Silver Oak II to Carnero JV, which expanded the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the Carnero Gathering Line to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, and (4) Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Sanchez Energy’s Comanche Asset pursuant to a new long-term firm gas gathering and processing agreement. We and Targa are jointly and severally liable for all liabilities and obligations of the Carnero JV. If Targa fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for Targa’s shortfall. Further, if we are unable to adequately address Targa’s performance issues, Sanchez Energy, the main customer on the facilities, may terminate its agreements, which could result in legal liability to us, harm our reputation and reduce cash flows generated from the Carnero Gathering Line and the Raptor Gas Processing Facility.

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

All of these competitive pressures could make it more difficult for us to retain Sanchez Energy as a customer and/or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

If third-party pipelines or other midstream facilities interconnected to our facilities become partially or fully unavailable, our operating margin, cash flows and ability to pay cash distributions could be adversely affected.

Our facilities connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of third-party pipelines, compressor stations and other midstream facilities is not within our control. These pipelines, plants and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if the costs to us to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurs or if any of these pipelines or other midstream facilities become unable to receive or transport natural gas, NGLs or oil, our operating margin, cash flows and ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units could be adversely affected.

We do not own the land on which Western Catarina Midstream or the Seco Pipeline is located, which could result in disruptions to our operations.

We do not own the land on which Western Catarina Midstream or the Seco Pipeline is located, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We currently have certain rights to construct and operate our pipelines on land owned by third parties for a specific period of time and may need to obtain other rights in the future from third parties and governmental agencies to continue these operations or expand Western Catarina Midstream or the Seco Pipeline. Our loss of these rights or inability to obtain additional rights, through our inability to renew or obtain right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

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

The acquisition of additional assets in connection with the exercise of our right-of-first-offer will depend upon, among other things, our ability to agree on the price and other terms of the sale, our ability to obtain financing on acceptable terms for the acquisition of such assets and our ability to acquire such assets on the same or better terms than third parties. We can offer no assurance that we will be able to successfully acquire any assets pursuant to this right-of-first-offer.

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

Our business is increasingly dependent on technology infrastructure, certain critical financial, accounting and other data processing systems and other communications and information systems, including such systems of SOG that we utilize pursuant to the Services Agreement. These systems include data network and telecommunications, internet access, our website, and various computer hardware equipment and software applications, including those that are critical to the safe operations of our assets. We process transactions on a daily basis and rely upon the proper functioning of computer systems. These systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cybersecurity threats to gain unauthorized access to sensitive information, cyber-attacks, which may render data systems unusable, and physical threats to the security of our and SOG’s facilities and infrastructure or third-party facilities and infrastructure. If a key system were hacked or otherwise interfered with by an unauthorized access, or were to fail or experience unscheduled downtime for any reason, even if only for a short period, our financial results could be affected adversely.

Additionally, we rely on information systems across our operations, including the management of processes and transactions. A material disruption to any information systems at our operating locations, or at Sanchez Energy’s or another third-party’s pipelines, terminals or operating locations, may cause disruptions to our operations.

Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

Further, our business interruption insurance may not compensate us adequately for losses that may occur. We do not carry insurance specifically for cybersecurity events; however, certain of our insurance policies may allow for coverage of associated damages resulting from such events. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results or operations and cash flows. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.

Risks Related to Our Production Business

Market conditions for natural gas, NGLs and oil are highly volatile. A sustained decline in prices for these commodities could adversely affect our revenue, cash flows, profitability and growth.

Prices for natural gas, NGLs and oil fluctuate widely in response to a variety of factors that are beyond our control, such as:

•	domestic and foreign supply of and demand for natural gas, NGLs and oil;

•	weather conditions and the occurrence of natural disasters;

•	overall domestic and global economic conditions;

•	political and economic conditions in countries producing natural gas, NGLs and oil, including terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war;

•	actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other state‑controlled oil companies relating to oil price and production controls;

•	the effect of increasing liquefied natural gas and exports from the United States;

•	the impact of the U.S. dollar exchange rates on prices for natural gas, NGLs and oil;

•	technological advances affecting energy supply and energy consumption;

•	domestic and foreign governmental regulations, including regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells, and taxation;

•	the impact of energy conservation efforts and alternative fuel requirements;

•	the proximity, capacity, cost and availability of production and transportation facilities for natural gas, NGLs and oil;

•	events that impact global market demand, including impacts from global health epidemics and concerns, such as the coronavirus;

•	the availability of refining capacity; and

•	the price and availability of, and consumer demand for, alternative fuels.

Given that natural gas, NGLs and oil are global commodities, prices can also be significantly influenced by developments in other countries and markets, particularly in key consumption markets like China. For example, the ongoing coronavirus outbreak in China and other locations across the globe has resulted in a meaningful drop in the demand for crude oil and other petroleum products. Ultimately this can lead to a reduction in demand for the services we provide.

Governmental actions may also affect prices for natural gas, NGLs and oil. In the past, prices for natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue. NYMEX WTI 12 month strip price for crude oil was down more than ten percent at the end of fiscal 2019 and the NYMEX Henry Hub 12 month natural gas strip price was down approximately eight percent at the end of fiscal 2019, each when compared with fiscal 2018. Such downward volatility has negatively affected the amount of our net estimated proved reserves and has negatively affected the standardized measure of discounted future net cash flows of our net estimated proved reserves. For the years ended December 31, 2019 and 2018, we did not record impairment on our oil and natural gas properties.

In addition, our revenue, profitability and cash flows depend upon the prices of and demand for natural gas, NGLs and oil, and continued price volatility and low commodity prices, or a sustained drop in prices could negatively affect our financial results and impede our growth. In particular, sustained declines in commodity prices will:

•	limit our ability to enter into commodity derivative contracts at attractive prices;

•	reduce the value and quantities of our reserves, because declines in prices for natural gas, NGLs and oil would reduce the amount of natural gas, NGLs and oil that we can economically produce;

•	reduce the amount of cash flows available for capital expenditures;

•	limit our ability to borrow money; and

•	make it uneconomical for our operating partners to commence or continue production levels of natural gas, NGLs and oil.

Drilling for and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect our business, financial condition, results of operation, operating cash flows and any ability to pay cash distributions.

Drilling activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. Drilling for oil and natural gas can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations may be curtailed, delayed or cancelled as a result of other factors, including:

•	the high cost, shortages or delivery delays of drilling rigs, equipment, labor and other services;
•	unexpected operational events and drilling conditions;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	piping, casing or cement failures;
•	compliance with environmental and other governmental requirements;
•	unusual or unexpected geological formations;
•	loss or damage to oilfield drilling and service tools;
•	loss of drilling fluid circulation;
•	formations with abnormal pressures;
•	environmental hazards, such as natural gas leaks, oil spills, compressor incidents, pipeline ruptures and discharges of toxic gases;

•	water pollution;
•	fires;
•	accidents or natural disasters;
•	blowouts, craterings and explosions;
•	uncontrollable flows of oil, natural gas or well fluids;
•	loss or theft of data due to cyber-attacks; and
•	third party operations.

Any of these events can increase costs or restrict the ability to drill wells and conduct operations. Any delay in the drilling program or significant increase in costs could impact our ability to generate sufficient cash flows to operate our business. Increased costs could include losses from personal injury or loss of life; damage to or destruction or loss of property, natural resources, equipment, and data; pollution; environmental contamination; loss of wells; and regulatory penalties.

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

The timing of both production and the incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus, their actual present value. In addition, the 10% discount factor used when calculating our discounted future net cash flows in compliance with the Financial Accounting Standard Board’s Accounting Standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations, financial condition and ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Future price declines or downward reserve revisions may result in write-downs of our asset carrying values, which could adversely affect our results of operations and limit our ability to borrow funds.

Declines in oil and natural gas prices may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase or production data factors change, accounting rules may require us to write-down, as a noncash charge to earnings, the carrying value of our properties for impairments. We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method. We are required to perform impairment tests on our assets periodically and whenever events or circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore would require a write-down. We have incurred impairment charges in the past and may do so again in the future. Any impairment could be substantial and have a material adverse effect on our results of operations in the period incurred and our ability to borrow funds under our Credit Agreement, which in turn may adversely affect our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

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

Shortages of drilling rigs, supplies, oilfield services, equipment and crews could delay operations and reduce our future operating cash flows and cash available to make future investments or to pay cash distributions.

Higher oil and natural gas prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict the ability to conduct the operations. Any significant increase in operating costs could reduce our revenues, operating cash flows and cash available to make future investments or to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

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

We may be unable to compete effectively with larger companies in the oil and natural gas industry, which may adversely affect our ability to generate sufficient revenue to allow us to pay cash distributions.

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

Many of our larger competitors not only drill for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. Our inability to compete effectively with other companies could have a material adverse effect on our business activities, financial condition, results of operations and our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Risks Related to Our Midstream and Production Businesses

As a non-operator, our development of successful operations relies extensively on third-parties, including SOG, Sanchez Energy and Targa, which could adversely affect our business, financial condition and results of operations.

We have only participated in wells, leasehold acreage and midstream assets operated by third parties, including SOG, Sanchez Energy and Targa. The success of our business operations depends on the success of such operators. If our operators are not successful in the development, exploitation, production and operating activities relating to our midstream and production businesses, or are unable or unwilling to perform, it could adversely affect our business, financial condition and results of operations.

The insolvency of an operator of any of our properties or assets, the failure of an operator of any of our properties or assets to adequately perform operations or an operator’s breach of applicable agreements could reduce our production and revenue and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements, to the operator’s suppliers and vendors and to royalty owners under oil and gas leases jointly owned with the operator or another insolvent owner.

Our operators will make decisions in connection with their operations (subject to their contractual and legal obligations), which may not be in our best interests and could have a material adverse effect on our business, financial condition and results of operations.

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

The Credit Agreement will mature on September 30, 2021. We may not be able to renew or replace the facility at similar borrowing costs, terms, covenants, restrictions or borrowing base, or with similar debt issue costs.

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

Our Credit Agreement matures on September 30, 2021. We may not be able to extend, replace or refinance our existing Credit Agreement on terms reasonably acceptable to us, or at all, with our existing syndicate of banks or with replacement banks. In addition, we may not be able to access other external financial resources sufficient to enable us to repay the debt outstanding under our Credit Agreement upon its maturity. Any of the foregoing could materially and adversely affect our business, liquidity, cash flows and prospects.

Changes in LIBOR reporting practices or the method in which LIBOR is determined may adversely affect the market value of our current or future debt obligations, including obligations under our Credit Agreement.

As of March 13, 2020, we had approximately $144.0 million of debt outstanding under our Credit Agreement that bears interest at variable rates that use the London Interbank Offered Rate (“LIBOR”), as a benchmark rate. On July 27, 2017, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether any alternative benchmark rate will attain market acceptance as a replacement for LIBOR. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the change from LIBOR to an alternative benchmark rate may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published.

Under our Credit Agreement, if (a) the administrative agent determines that reasonable means do not exist for ascertaining LIBOR and such circumstances are unlikely to be temporary, (b) the supervisor for the administrator of LIBOR or another governmental authority having jurisdiction over the administrative agent has made a public statement identifying a date after which LIBOR shall no longer be used, or (c) new syndicated loans have started to adopt a new benchmark interest rate, then we will be required to negotiate an amendment to our Credit Agreement with the administrative agent. The use of the alternative benchmark interest rate under any such amendment may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. At this time, it is not possible to predict the effect of any establishment of any alternative benchmark rate(s) and we cannot predict what alternative benchmark rate(s) will be utilized. Any new benchmark rate will likely not replicate LIBOR exactly, and any changes to benchmark rates may have an uncertain impact on our cost of funds under our Credit Agreement. Any of these proposals or consequences could have a material adverse effect on our financing costs.

We will be required to make substantial capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to pay cash distributions may be diminished or our financial leverage could increase.

In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations which may diminish our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings. Such uses of cash from our operations will reduce cash available for distribution. Alternatively, we may sell additional common units or other securities to fund our capital expenditures. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our or Sanchez Energy’s financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could implement restrictions or limitations on our ability to pay cash distributions. For example, our Credit Agreement currently prohibits us from making distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to make or maintain cash distributions to our unitholders in the future, if any, which could materially decrease our ability to pay cash distributions. None of our general partner, Sanchez Energy or any of their respective affiliates is committed to providing any direct or indirect support to fund our growth.

Our Credit Agreement restricts us from paying any distributions on our outstanding common units.

We do not have the ability to pay distributions to our common unitholders under our Credit Agreement other than in certain limited circumstances set forth in the Credit Agreement. We have obtained waivers of Credit Agreement limitations in the past and may need to do so in the future.

Our ability to access the capital and credit markets to raise capital and borrow on favorable terms will be affected by disruptions in the capital and credit markets, which could adversely affect our operations, our ability to make acquisitions and our ability to pay cash distributions.

Disruptions in the capital and credit markets could limit our ability to access these markets or significantly increase our cost to borrow. Some lenders may increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. If we are unable to access the capital markets on favorable terms, our ability to make acquisitions and pay cash distributions could be affected.

We are exposed to credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers, vendors, lenders in our Credit Agreement and counterparties to our hedging arrangements. Some of our customers, vendors, lenders and counterparties may be highly leveraged and subject to their own operating and regulatory risks. For example, our largest customer, Sanchez Energy Corporation, who accounted for 86% and 71% of total revenue for the years ended December 31, 2019 and 2018, respectfully, along with certain of its subsidiaries filed the Sanchez Energy Chapter 11 Case in August of 2019. Despite our credit review and analysis, we may experience financial losses in our dealings with these and other parties with whom we enter into transactions as a normal part of our business activities. Any nonpayment or nonperformance by our customers, vendors, lenders or counterparties could have a material adverse impact on our business, financial condition, results of operations or ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

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

•

increased cash flows required to make principal and interest payments on our indebtedness could reduce the funds that would otherwise be available to fund operations, capital expenditures, future business development or any cash distributions; and

•	our debt level may make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future debt, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

Periods of inflation or stagflation, or expectations of inflation or stagflation, could increase our costs and adversely affect our business and operating results.

During periods of inflation or stagflation, our costs of doing business could increase, including increases in the variable interest rates that we pay on amounts we borrow under our Credit Agreement. As we have hedged a large percentage of our expected production volumes for 2020, the cash flows generated by that future hedged production will be capped. If any of our operating, administrative or capital costs were to increase as a result of inflation or increase in the cost of goods and services, such a cap could have a material adverse effect on our business, financial condition, results of operations, and ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

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

Higher interest rates may also increase the borrowing costs associated with our Credit Agreement. If our borrowing costs were to increase, our interest payments on our debt may increase, which would reduce the amount of cash available for our operating or capital activities or for any cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Risks Related to Our Cash Distributions

Our partnership agreement prohibits us from making certain distributions until all of the Class C Preferred Units are redeemed and, as a result, our ability to make, maintain and grow cash distributions is dependent on our ability to redeem the Class C Preferred Units.

Under the terms of our partnership agreement, until the first quarter in which no Class C Preferred Units remain outstanding, we are not permitted to declare or make any distributions, redemptions or repurchases in respect of, among other partnership interests, our common units. Beginning January 1, 2021, our partnership agreement provides us with the ability to redeem the Class C Preferred Units without a premium to the liquidation preference of the Class C Preferred Units. If we are unable to access the capital markets on favorable terms or otherwise secure debt or equity financing to redeem the Class C Preferred Units, our ability to redeem the Class C Preferred Units and then to make, maintain and grow cash distributions to unitholders will be materially adversely affected.

Our Credit Agreement restricts us from paying any distributions on our outstanding common units.

We do not have the ability to pay distributions to our common unitholders under our Credit Agreement other than in certain limited circumstances set forth in the Credit Agreement.

If we do not complete expansion projects or make and integrate acquisitions, our future growth may be limited.

Our ability to enhance our financial position depends, in part, on our ability to complete expansion projects and make acquisitions that result in an increase in cash generated. We may be unable to complete successful, accretive expansion projects or acquisitions for any of the following reasons:

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

We may not have sufficient available cash from operations to pay our quarterly cash distributions to Stonepeak Catarina following the establishment of cash reserves and the payment of fees and expenses.

The amount of available cash from which we may pay distributions is defined in both our Credit Agreement and our partnership agreement. The amount of available cash that we distribute is subject to the definition of operating surplus in our partnership agreement and principally depends upon the amount of cash that we generate from our operations, which will fluctuate from quarter to quarter based on numerous factors described in this Form 10-K, including this Item 1A.“Risk Factors.” These and other factors that affect that amount that we can distribute include:

•	the amount of revenue generated from our midstream facilities;
•	the amount of oil, natural gas and water that we produce;
•	the demand for and the price at which we are able to sell our oil and natural gas production;
•	the results of our hedging activity;
•	the level of our operating costs;
•	the costs that we incur to acquire midstream assets and oil and natural gas properties;
•	whether we are able to continue our development activities at economically attractive costs;
•	the borrowing base under our Credit Agreement as determined by our lenders;
•	the amount of our indebtedness outstanding;
•	the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon;
•	the amount of working capital required to operate our business and our ability to make working capital borrowings under our Credit Agreement;
•	fluctuations in our working capital needs;
•	the amount of cash reserves established by the Board for the proper conduct of our business; and
•	the level of our maintenance capital expenditures.

As a result of these factors, we may not have sufficient available cash to pay a quarterly cash distribution to Stonepeak Catarina as the holder of all of our Class C Preferred Units. The amount of available cash that we could distribute from our operating surplus in any quarter to our unitholders may fluctuate significantly from quarter to quarter.

The amount of cash that we may have available for distribution depends primarily upon our operating cash flows and not solely on our profitability.

The amount of cash that we have available for distribution depends primarily upon our operating cash flows, including cash from reserves and working capital (which may include short-term borrowings), and not solely on our profitability, which is affected by non-cash items. As a result, we may be unable to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units even when we record net income, and we may pay cash distributions during periods when we incur net losses.

Oil and natural gas prices are very volatile. If commodity prices decline significantly for a temporary or prolonged period, our cash from operations may decline and may adversely impact our ability to invest in new midstream facilities, our financial condition and our profitability.

Our revenue, profitability and operating cash flows depend in part upon the prices and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our operating cash flows and may also impact the fees generated by us from our midstream facilities. In particular, declines in commodity prices will directly reduce the value of our reserves, our operating cash flows, our ability to borrow money or raise capital and our ability to pay cash distributions and may indirectly reduce the cash flows from our midstream facilities. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;
•	the price and level of foreign imports of oil and natural gas;
•	the level of consumer product demand;
•	weather conditions;
•	overall domestic and global economic conditions;
•	political and economic conditions in oil and natural gas producing countries, including those in West Africa, the Middle East and South America;
•	the ability of members of OPEC to agree to and maintain oil price and production controls;
•	the impact of U.S. dollar exchange rates on oil and natural gas prices;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxation;
•	the impact of energy conservation efforts;
•	the costs, proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the price and availability of alternative fuels; and
•	the increase in the supply of natural gas due to the development of natural gas.

In the past, the prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue.

Our operations require capital expenditures, which will reduce the amount of cash that we may have available for distribution to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

We will need to make capital expenditures to maintain our facilities and infrastructure over the long-term. These expenditures could increase as a result of, among others:

•	changes in labor and material costs;
•	changes in leasehold and right-of-way costs; and
•	government regulations relating to safety, taxation and the environment.

Our capital expenditures will vary from quarter to quarter and will reduce the amount of cash that we may have available for distribution to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Each quarter we are required to deduct estimated maintenance capital expenditures from operating surplus, which may result in less cash available for distribution than if actual maintenance capital expenditures were deducted.

Our partnership agreement requires us to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and potential change by the Board at least once a year. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If we underestimate the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures begin to exceed our previous estimates. If we do not set aside sufficient cash reserves or have available sufficient sources of financing and make sufficient expenditures to maintain our asset base, we will be unable to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Our hedging activities could result in financial losses and involve other risks, which may adversely affect our ability to pay cash distributions.

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, our current practice is to hedge, subject to the terms of our Credit Agreement, a significant portion of our expected production volumes for 2020. As a result, we will continue to have direct commodity price exposure on the unhedged portion of our production volumes. The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities. For example, the derivative instruments that we utilize are generally based on posted market prices, which may differ significantly from the actual oil and natural gas prices that we realize in our operations.

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation, hedging transactions and many of our contract counterparties have come under increasing governmental oversight and regulations in recent years. Although we cannot predict the ultimate impact of these laws or other proposed laws and the related rulemaking, some of which is ongoing, existing or future regulations may adversely affect the cost and availability of our hedging arrangements, including by causing our counterparties, which include lenders under our Credit Agreement, to curtail or cease their derivative activities.

Acquisitions involve potential risks that could adversely impact our future growth and our ability to pay cash distributions.

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

The scope and cost of these risks may ultimately be materially greater than estimated at the time of the acquisition. Furthermore, our future acquisition costs may be higher than those we have achieved historically. Any of these factors could adversely impact our future growth and our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units.

Inadequate insurance could have a material adverse impact on our business, financial condition and results of operations.

We ordinarily maintain insurance against certain losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us. In addition, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business, financial condition and results of operations.

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

We are subject to federal, state, and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the production and transportation of oil and natural gas. The possibility exists that any new laws, regulations or enforcement policies could be more stringent than existing laws and could significantly increase our compliance costs. If we are not able to recover the resulting costs from insurance or through increased revenues, our ability to pay cash distributions to Stonepeak Catarina as the holder of all of our Class C Preferred Units could be adversely affected.

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

We may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.

As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment.  Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations.  Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.  Private parties, including the owners of the properties through which our facilities pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage.  We may not be able to recover all or any of these costs from insurance, the operators of our facilities and properties or other third parties.  In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability.

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
•

Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership units and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash available for distribution.

•

Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which will reduce operating surplus, or an expansion or investment capital expenditure, which will not reduce operating surplus. This determination can affect the amount of cash that is distributed.
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

The standstill in the Board Representation and Standstill Agreement among us, our general partner and Stonepeak Catarina will expire upon the earlier of the occurrence of a material breach of our partnership agreement and the date of which all Class C Preferred Units have been redeemed.

In connection with our August 2019 issuance of Class C Preferred Units to Stonepeak Catarina, an affiliate of Stonepeak Infrastructure Partners (“Stonepeak”), we entered into that certain Amended and Restated Board Representation and Standstill Agreement (the “Representation and Standstill Agreement”), among us, our general partner and Stonepeak Catarina.  The Representation and Standstill Agreement includes a standstill provision pursuant to which Stonepeak Catarina, as the holder of all of our outstanding Class C Preferred Units, agreed that it and its affiliates would refrain from, among other things: (i) acquiring beneficial ownership of additional common units, Class C Preferred Units or other Partnership Interests (as defined in our partnership agreement); (ii) acquiring any debt or assets us or of our subsidiaries; (iii) engaging in any hostile takeover activities with respect to us or our general partner, including any merger, consolidation, recapitalization, business combination, partnership, joint venture, acquisition or similar transaction involving us or our general partner or any of our respective affiliates or properties (excluding Sanchez Energy and its properties); (iv) entering into any transaction the effect of which would be to “short” any of our securities; (v) forming, jointing or participating in any “group” (within the meaning of Section 13(d) of the Exchange Act) with respect to any voting securities of us or our affiliates in respect of any action otherwise prohibited pursuant to the standstill; (vi) calling (or participation in the calling of) a meeting of our partner for the purpose of removing (or approving the removal of) of Sanchez Midstream Partners GP LLC as our general partner and/or electing a successor general partner; (vii) “soliciting” any “proxies” (as such terms are used in the rules and regulation of the SEC) or voting for or in support of (A) the removal of Sanchez Midstream Partners GP LLC as our general partner or (B) the election of any successor general partner, or taking any action the direct effect or purpose of which would be to induce our partners to vote or provide proxies that may be voted in favor of any action contemplated by either of (A) or (B) of this subsection; (viii) seeking to advise of influence any person (within the meaning of Section 13(d)(3) if the Exchange Act) with respect to the voting of any Partnership Interest in connection with the removal (or approving the removal) of Sanchez Midstream Partners GP LLC as our general partner and/or the election of a successor general partner; (ix) issuing, inducing or assisting in the publication of any press release, media report or other publication in connection with the potential or proposed removal of Sanchez Midstream Partners GP LLC as our general partner and/or the election of a successor general partner for the Partnership; (x) advising, assisting or encouraging any third party to do any of the foregoing; or (xi) if Sanchez Midstream Partners GP LLC is removed as our general partner in violation of our partnership agreement, then participating in any way in the management, ownership and/or control of the successor general partner or the successor general partner’s operation of us, other than participation by directors designated to the Board by Stonepeak Catarina in connection with the fulfillment of their duties as directors.

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

The market price of our common units may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	the resolution of the Sanchez Energy Chapter 11 Case;
•	provisions in our Credit Agreement which currently prohibit us from paying distributions to our common unitholders other than in certain limited circumstances set forth in our Credit Agreement;
•	our quarterly or annual earnings or those of other companies in our industry;
•	announcements by us or our competitors of significant contracts or acquisitions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	general economic conditions, including interest rates and governmental policies impacting interest rates;
•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;
•	future sales of our common units; and
•	other factors described in this proxy statement/prospectus and the documents incorporated herein.

Our partnership agreement replaces our general partner’s fiduciary duties to our common unitholders with contractual standards governing its duties.

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

Our partnership agreement is governed by Delaware law. Our partnership agreement includes exclusive forum, venue and jurisdiction provisions designating Delaware courts as the exclusive venue to the fullest extent permitted by applicable law for most claims, suits, actions and proceedings involving us or our officers, directors and employees and limitations regarding claims, suits, actions or proceedings. By taking ownership of a common unit, a limited partner is irrevocably consenting to these provisions and limitations regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. If a dispute were to arise between a limited partner and us or our officers, directors or employees, the limited partner may be required to pursue its legal remedies in Delaware, which may be an inconvenient or distant location and which is considered to be a more corporate-friendly environment. Furthermore, if any limited partner, our general partner or person holding any beneficial interest in us brings any claims, suits, actions or proceedings (including, but not limited to, those asserting a claim of breach of a fiduciary duty) and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such limited partner, our general partner or person holding any beneficial interest in us shall be obligated to reimburse us and our affiliates, (as defined in our partnership agreement, which includes our general partner, the directors and officers of our general partner, SOG and Manager) for all fees, costs and expenses of every kind and description, including, but not limited to, all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. This provision may have the effect of increasing a unitholder’s cost of asserting a claim and therefore, discourage lawsuits against us and our general partner’s directors and officers. Because fee-shifting provisions such as these are relatively new developments in corporate and partnership law, the enforceability of such provisions are uncertain; in addition, future legislation could restrict or limit this provision of our partnership agreement and its effect of saving us and our affiliates from fees, costs and expenses incurred in connection with claims, actions, suits or proceedings.

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

Common unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, Stonepeak Catarina, their transferees and persons who acquired such units with the prior approval of the Board, cannot vote on any matter.

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

If we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction cash flows and after-tax return to our unitholders likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative or legislative changes or differing judicial interpretation at any time. For example, from time to time members of the U.S. Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. We believe the income that we treat as qualifying satisfies the requirements under current regulations. However, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for U.S. federal income tax purposes in the future.

We are unable to predict whether legislation or other tax-related proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as a partnership for U.S. federal income tax purposes. Any such change could negatively impact the value of  an investment in our common units.

Our common unitholders’ share of our income will be taxable to them even if they do not receive any cash distributions from us.

Common unitholders are required to pay U.S. federal income and other taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our Credit Agreement and partnership agreement currently prohibit us from paying distributions to our common unitholders. As a result, for the foreseeable future our common unitholders will not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability due from them with respect to that income.

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted, and our  cash available for distribution might be substantially reduced.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us.  The IRS may adopt positions that differ from the positions we take.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take, and a court may disagree with some or all of those positions.  Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade.  In addition, our costs of any contest with the IRS will result in a reduction in cash available for distribution and thus will be borne indirectly by our unitholders.

Pursuant to legislation applicable for partnership tax years beginning after 2017 if the IRS makes audit adjustments to our partnership tax returns, it may assess and collect any taxes (including any applicable penalties or interest) resulting from such audit adjustments directly from us. To the extent possible under these new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed, or, if we are eligible, issue a revised information statement to each current and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution might be substantially reduced, in which case our current  unitholders may bear some or all of the tax liability resulting from such audit adjustment even if the unitholders did not own units in us during the tax year under audit.

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

Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to the sum of our business interest income and 30% of our “adjusted taxable income” during the taxable year, computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

However, application of this withholding rule to dispositions of publicly traded partnership interests has been suspended by the IRS until regulations or other guidance have been issued. It is not clear when or if such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although Treasury regulations allow publicly traded partnerships to use a similar monthly simplifying convention, these regulations do not specifically authorize all aspects of our proration method.  If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Because a unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned common units, the unitholder  may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult with their tax advisor about whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our common units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

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

To date, no claims relating to the Sanchez Energy Chapter 11 Case have been filed against us. However, on March 13, 2020, the Unsecured Committee filed the March 13 Motion. The relief sought in the March 13 Motion is to grant the Unsecured Committee derivative standing to prosecute claims that Sanchez Energy allegedly has against the Partnership and others, including, but not limited to, claims to recharacterize or avoid the Catarina Transaction, the Carnero Gathering Transaction and the Carnero Processing Transaction. While we do not believe these claims have any merit, if such claims are filed and prosecuted, the cost to defend against such claims and any judgment entered against us could have a material and adverse impact on our business, financial condition and operating results. For additional information about the Sanchez Energy Chapter 11 Case please see https://cases.primeclerk.com/sanchezenergy and dm.epiq11.com/case/sanchez/info.  Information contained on these websites, however, is not incorporated into or otherwise a part of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE American under the symbol “SNMP.”

Holders

The number of unitholders of record of our common units was approximately 53 on March 13, 2020, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Distributions

Rationale for Our Cash Distribution Policy

Our partnership agreement requires us to distribute all of our available cash quarterly.  Our cash distribution policy reflects a fundamental judgment that our unitholders generally will be better served by our distributing rather than retaining our available cash. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions in any amount, and our general partner has considerable discretion to determine the amount of our available cash each quarter.  Our partnership agreement generally defines “available cash” as cash on hand at the end of a quarter after the payment of expenses, less the amount of cash reserves established by our general partner to provide for the conduct of our business and to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the next four quarters.  Our available cash may also include, if our general partner so determines, all or any portion of the cash on hand immediately prior to the date of distribution of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.  Because we are not subject to an entity-level federal income tax, we expect to have more cash to distribute to our unitholders than would be the case if we were subject to entity-level federal income tax.  If we do not generate sufficient available cash from our operations, we may, but are under no obligation to, borrow funds to pay distributions to our unitholders.

Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy

There is no guarantee that we will make quarterly cash distributions to our unitholders. We do not have a legal or contractual obligation to pay quarterly distributions or any other distributions except as provided in our partnership agreement.  Our cash distribution policy may be changed at any time and is subject to certain restrictions and uncertainties, including the following:

•	Until the first quarter in which no Class C Preferred Units remain outstanding, we are not permitted to declare or make any distributions in respect to our common units.
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
•

We may lack sufficient cash to pay distributions to our unitholders due to a  shortfall in cash flows attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements or anticipated cash needs.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Benefits Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2019.

Recent Sales of Unregistered Securities

In connection with providing services under the Services Agreement for the year ended December 31, 2019, the Partnership issued 2,576,760 common units to Manager. See Note 14 "Related Party Transactions" of our Notes to Consolidated Financial Statements for additional information related to the Services Agreement. The issuance of these common units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities by Us and our Affiliates

No common units were repurchased by us during the fourth-quarter 2019.

Default Upon Senior Securities

There were no defaults on senior securities for the years ended December 31, 2019 or 2018.

 Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included herein this Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, forecasts, guidance, beliefs and expected performance. The “forward-looking statements” are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these “forward-looking statements”. Please read “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a growth-oriented publicly-traded limited partnership formed in 2005 focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas.  Our assets include our wholly-owned Western Catarina Midstream gathering system, our wholly-owned Seco Pipeline, and a 50% interest in the Carnero JV, a 50/50 joint venture operated by Targa that owns the Carnero Gathering Line, Raptor Gas Processing Facility, and Silver Oak II, and reversionary working interests and other production assets in Texas and Louisiana. On June 2, 2017, we changed our name to Sanchez Midstream Partners LP from Sanchez Production Partners LP. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

Significant Operational Factors in 2019

Some key highlights of our business activities for the year ended December 31, 2019 were:

•

On Western Catarina Midstream, the Partnership implemented two tariff rate increases on throughput volumes from approximately 71,000 net acres on Sanchez Energy’s Catarina Asset which are not currently dedicated under the Gathering Agreement; and

•	For the year ended December 31, 2019, we reduced cash related general and administrative expense by $2.6 million, or 20%, compared to the same period 2018.

How We Evaluate Our Operations

We evaluate our business on the basis of the following key measures:

•	our throughput volumes on gathering systems upon those assets;
•	our operating expenses; and
•	our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “Non-GAAP Financial Measures—Adjusted EBITDA”).

Throughput Volumes

Following the Catarina Transaction, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Sanchez Energy’s Catarina Asset, which consists of approximately 106,000 net acres in Dimmit, La Salle and Webb counties in Texas, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Sanchez Energy on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Sanchez Energy from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, and throughput volumes are dependent on gas processed at the Raptor Gas Processing Facility and demand for dry gas in markets in South Texas.

Future throughput volumes on the pipeline are dependent on execution of a new transportation agreement with Sanchez Energy or execution of an agreement with a third party.

Operating Expenses

Our management seeks to maximize Adjusted EBITDA, a non-GAAP financial measure, in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (which generally consists of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and natural gas production or the throughput volumes on the midstream gathering system, but fluctuate depending on the scale of our operations during a specific period.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Years Ended
	December 31,
	2019	2018
Net income (loss)	$(51,142)	$15,691
Adjusted by:
Interest expense, net	39,789	10,961
Income tax expense	202	190
Depreciation, depletion and amortization	25,333	25,987
Asset impairments	32,119	—
Accretion expense	526	497
Gain on sale of assets	—	(3,186)
Unit-based compensation expense	1,351	1,938
Unit-based asset management fees	7,321	8,646
Distributions in excess of equity earnings	11,352	9,754
Gain on mark-to-market activities	(1,183)	(3,229)
Acquisition and divestiture costs	—	2,150
Adjusted EBITDA	$65,668	$69,399

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the Midstream segment for the years ended December 31, 2019 and 2018:

	Years Ended
	December 31,
	2019	2018
Western Catarina Midstream:
Oil (MBbls/d)	11.1	12.8
Natural gas (MMcf/d)	131.7	157.2
Water (MBbls/d)	5.5	11.0
Seco Pipeline:
Natural gas (MMcf/d)	1.9	35.4

Production. Our production for the year ended December 31, 2019 was approximately 309 MBoe, or an average of 847 Boe/d, compared to approximately 439 MBoe, or an average of 1,203 Boe/d, for the same period in 2018.

Capital Expenditures. For the year ended December 31, 2019, we spent approximately $0.5 million in capital expenditures, consisting of $0.5 million related to the development of Western Catarina Midstream and less than $0.1 million related to the development of the Seco Pipeline. For the year ended December 31, 2018, we spent approximately $2.0 million in capital expenditures, consisting of $1.4 million related to the development of Western Catarina Midstream and $0.6 million related to the development of the Seco Pipeline.

Hedging Activities. For the year ended December 31, 2019, the non-cash mark-to-market loss for our commodity derivatives was approximately $4.7 million, compared to a gain of $2.7 million for the same period in 2018.

Results of Operations by Segment

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Years Ended
	December 31,
	2019	2018	Variance
Revenues:
Gathering and transportation sales	$6,825	$6,651	$174	3%
Gathering and transportation lease revenues	59,090	53,025	6,065	11%
Total gathering and transportation sales	65,915	59,676	6,239	10%
Operating costs:
Lease operating expenses	1,499	1,145	354	31%
Transportation operating expenses	11,553	12,316	(763)	(6%)
Depreciation and amortization	21,391	21,189	202	1%
Asset impairments	32,119	—	32,119	NM (a)
Accretion expense	326	299	27	9%
Total operating expenses	66,888	34,949	31,939	91%
Other income:
Earnings from equity investments	2,831	12,859	(10,028)	(78%)
Operating income	$1,858	$37,586	$(35,728)	(95%)

(a)	Variances deemed to be Not Meaningful “NM.”

Gathering and transportation sales. Gathering and transportation sales increased by approximately $0.2 million to approximately $6.8 million  for the year ended December 31, 2019, compared to approximately $6.7 million during the same period in 2018.

Gathering and transportation lease revenues. Gathering and transportation lease revenues increased by approximately $6.1 million, or 11%, to approximately $59.1 million for the year ended December 31, 2019, compared to approximately $53.0 million during the same period in 2018. This increase was primarily the result of an increase in the rate charged for natural gas transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, increased approximately $0.4 million, or 31%, to approximately $1.5 million for the year ended December 31, 2019, compared to approximately $1.1 million during the same period in 2018.

Transportation operating expenses. Our transportation operating expenses generally consist of gathering and transportation operating expenses, labor, vehicles, supervision, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expense decreased approximately $0.8 million, or 6%, to approximately $11.6 million for the year ended December 31, 2019, compared to approximately $12.3 million during the same period in 2018.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets. Our depreciation and amortization expense increased approximately $0.2 million, or 1%, to approximately $21.4 million for the year ended December 31, 2019, compared to approximately $21.2 million during the same period in 2018.

Impairment expense. For the year ended December 31, 2019, our non-cash impairment charge was approximately $32.1 million, to impair the Seco Pipeline. We received a written notice from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective as of February 12, 2020.  See Note 21 “Subsequent Events” of our Notes to

Consolidated Financial Statements for additional information on the termination of the Seco Pipeline Transportation Agreement. We did not record impairment on our gathering and transportation assets during the year ended December 31, 2018.

Earnings from equity investments. Earnings from equity investments decreased approximately  $10.0 million, or 78%, to approximately $2.8 million for the year ended December 31, 2019, compared to approximately $12.9 million for the same period in 2018.  This decrease in earnings was primarily the result of lower throughput during the year ended December 31, 2019.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and costs):

	Years Ended
	December 31,
	2019	2018	Variance
Revenues:
Natural gas sales at market price	$424	$1,037	$(613)	(59%)
Natural gas hedge settlements	94	(37)	131	NM (a)
Natural gas mark-to-market activities	165	(47)	212	NM (a)
Natural gas total	683	953	(270)	(28%)
Oil sales	13,543	19,872	(6,329)	(32%)
Oil hedge settlements	807	(1,330)	2,137	NM (a)
Oil mark-to-market activities	(4,838)	2,730	(7,568)	NM (a)
Oil total	9,512	21,272	(11,760)	(55%)
NGL sales	539	1,709	(1,170)	(68%)
Total revenues	10,734	23,934	(13,200)	(55%)
Operating costs:
Lease operating expenses	5,879	6,719	(840)	(13%)
Production taxes	621	1,104	(483)	(44%)
Gain on sale of assets	—	(3,186)	3,186	NM (a)
Depreciation, depletion and amortization	3,942	4,798	(856)	(18%)
Accretion expense	200	198	2	1%
Total operating expenses	10,642	9,633	1,009	10%
Operating income	$92	$14,301	$(14,209)	(99%)
(a)	Variances deemed to be Not Meaningful “NM.”

	Years Ended
	December 31,
	2019	2018	Variance
Net production:
Natural gas (MMcf)	231	434	(203)	(47%)
Oil production (MBbl)	228	296	(68)	(23%)
NGLs (MBbl)	42	71	(29)	(41%)
Total production (MBoe)	309	439	(130)	(30%)
Average daily production (Boe/d)	847	1,203	(356)	(30%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.24	$2.30	$(0.06)	(3%)
Natural gas price per Mcf without hedge settlements	$1.84	$2.39	$(0.55)	(23%)
Oil price per Bbl with hedge settlements	$62.94	$62.64	$0.30	0%
Oil price per Bbl without hedge settlements	$59.40	$67.14	$(7.74)	(12%)
NGL price per Bbl without hedge settlements	$12.83	$24.07	$(11.24)	(47%)
Total price per Boe with hedge settlements	$49.86	$48.41	$1.45	3%
Total price per Boe without hedge settlements	$46.94	$51.52	$(4.58)	(9%)
Average unit costs per Boe:
Field operating expenses (a)	$21.04	$17.82	$3.22	18%
Lease operating expenses	$19.03	$15.31	$3.72	24%
Production taxes	$2.01	$2.51	$(0.50)	(20%)
Depreciation, depletion and amortization	$12.76	$10.93	$1.83	17%
(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production, For the year ended December 31, 2019, 74% of our production was oil, 14% was NGLs and 12% was natural gas compared to the year ended December 31, 2018, where 67% of our production was oil, 16% was NGLs and 17% was natural gas. The production mix between the periods has shifted to a higher oil production as a result of multiple asset divestitures in 2018 that were rich in natural gas. Combined production has decreased by 130 MBoe for the year ended December 31, 2019, primarily due to the closings during 2018 of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased $6.3 million, or 32%, to $13.5 million for the year ended December 31, 2019, compared to approximately  $19.9 million for the same period in 2018. Sales of NGLs decreased approximately  $1.2 million, or 68%, to $0.5 million for the year ended December 31, 2019, compared to approximately $1.7 million for the same period in 2018. Unhedged natural gas sales decreased approximately $0.6 million, or 59%, to approximately  $0.4 million for the year ended December 31, 2019, compared to approximately  $1.0 million for the same period in 2018. The total decrease in sales of natural gas, NGLs and oil for the year ended December 31, 2019 was primarily the result of the same factors described under “Production” above as well as a decrease in average sales prices.

Including hedges and mark-to-market activities, our total production-related revenue decreased approximately $13.2 million for the year ended December 31, 2019, compared to the same period in 2018. This decrease was primarily the result of approximately $7.6 million of losses on oil mark-to-market activities and a decrease in oil sales of approximately $6.3 million.

The following tables provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our unhedged revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018 (in thousands, except average sales prices and volumes):

	2019	2018	Average		Revenue
	Average	Average	Sales Price	2019	Decrease
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$1.84	$2.39	$(0.55)	231	$(127)
Oil (MBbl)	$59.40	$67.14	$(7.74)	228	$(1,765)
NGLs (MBbl)	$12.83	$24.07	$(11.24)	42	$(472)
Total oil equivalent (MBoe)	$46.94	$51.52	$(4.58)	309	$(2,364)

	2019	2018	Production	2018	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	231	434	(203)	$2.39	$(485)
Oil (MBbl)	228	296	(68)	$67.14	$(4,565)
NGLs (MBbl)	42	71	(29)	$24.07	$(698)
Total oil equivalent (MBoe)	309	439	(130)	$51.52	$(5,748)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2019 by approximately $1.5 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas revenues. For the year ended December 31, 2019, the non-cash mark-to-market losses were approximately $4.7 million, compared to gains of approximately  $2.7 million for the same period in 2018. The 2019 non-cash mark-to-market loss resulted from higher future expected oil prices compared to the settlement prices on our oil fixed price basis swaps. Cash settlements received for our commodity derivatives were approximately  $0.9 million for the year ended December 31, 2019, compared to settlements paid of approximately  $1.4 million for the year ended December 31, 2018.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses. Lease operating expenses decreased approximately  $0.8 million, or 13%, to approximately  $5.9 million for the year ended December 31, 2019, compared to $6.7 million for the same period in 2018. This decrease in operating expenses was primarily due to the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture that closed during 2018.

Depreciation, depletion and amortization expense. Depreciation, depletion and amortization expense includes the depreciation, depletion and amortization of acquisition costs and equipment costs. Depletion is calculated using units-of-production under the successful efforts method of accounting. Assuming other variables remain constant, as the production of natural gas, NGLs and oil increases or decreases, our depletion expense would increase or decrease as well, respectively.

Our depreciation, depletion and amortization expense for the year ended December 31, 2019 was approximately  $3.9 million, compared to approximately  $4.8 million for the same period in 2018. The decrease was primarily the result of the Briggs Divestiture, Louisiana Divestiture and Cola Divestiture that closed during 2018. Our non-oil and natural gas properties are depreciated using the straight-line basis.

Impairment expense. For the years ended December 31, 2019 and 2018, we did not record impairment on our oil and natural gas properties.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Years Ended
	December 31,
	2019	2018	Variance
Reconciliation of segment operating income to net income (loss):
Total production operating income	$92	$14,301	$(14,209)	(99%)
Total midstream operating income	1,858	37,586	(35,728)	(95%)
Total segment operating income	1,950	51,887	(49,937)	(96%)

General and administrative expense	(17,610)	(23,653)	6,043	(26%)
Unit-based compensation expense	(1,351)	(1,938)	587	(30%)
Interest expense, net	(39,789)	(10,961)	(28,828)	NM (a)
Other income	5,860	546	5,314	NM (a)
Income tax expense	(202)	(190)	(12)	6%
Net income (loss)	$(51,142)	$15,691	$(66,833)	NM (a)
(a)	Amounts Variances deemed to be Not Meaningful “NM”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased approximately $6.0 million, or 26%, to approximately $17.6 million for the year ended December 31, 2019, compared to approximately $23.7 million for the same period in 2018. The decrease was primarily the result of reduced salaries and wages, as well as reduced asset management fees.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.6 million, or 30%, to approximately $1.4 million for the year ended December 31, 2019, compared to approximately  $1.9 million for the same period in 2018. This decrease was the result of a substantial decline in the price of our common units on the NYSE American during the two year period ended December 31, 2019.

Interest expense, net. Interest expense increased approximately $28.8 million, to approximately $39.8 million for the year ended December 31, 2019, compared to approximately  $10.9 million for the same period in 2018. This increase was the result of the issuance of the Class C Preferred Units and the Warrant on August 2, 2019. The accrual of distributions on the Class C Preferred Units as well as the mark-to-market impact of the Warrant are charges to interest expense. Cash interest expense for the year ended December 31, 2019 was approximately $9.2 million compared to approximately $10.2 million for the same period in 2018.  See Note 17. “Partner’s Capital” of our Notes to Consolidated Financial Statements for additional information related to Class C Preferred Units and the Warrant.

Other income (expense). Other income was approximately  $5.9 million for the year ended December 31, 2019, compared to approximately $0.5 million for the same period in 2018, resulting from changes in the fair value measurement of the earnout derivative.

Income tax expense. Income tax expense was approximately $0.2 million for the years ended December 31, 2019,  and 2018, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $5.1 million in cash and cash equivalents and $15.0 million available for borrowing under the Credit Agreement in effect on such date, as discussed further below. During the years ended December 31, 2019 and 2018, we paid approximately $9.2 million and $9.8 million, respectively, in cash for interest on borrowings under our Credit Agreement, of which approximately $0.2 million was related to the fee on undrawn commitments during the year ended December 31, 2019.

Our capital expenditures during the year ended December 31, 2019 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional common units or other limited partner interests.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and quarterly cash distributions, if any.

We expect that our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions, if any to our partners will be funded from cash flows internally generated from our operations.  Our expansion capital expenditures will be funded by borrowings under our Credit Agreement or from potential capital market transactions.  However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto as amended by the Ninth Amendment to Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $20.0 million (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2021. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of December 31, 2019, the borrowing base under the Credit Agreement was $235.5 million and we had $150.0 million of debt outstanding, consisting of $145.0 million under the Term Loan and $5.0 million under the Revolving Loan. We are required to make mandatory payments of outstanding principal on the Term Loan of $10 million per fiscal quarter. The maximum revolving credit amount is $20.0 million which left us with $15.0 million in unused borrowing capacity at December 31, 2019. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2019.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the London interbank offered rate (“LIBOR”) plus an applicable margin between 2.50% and 3.00% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.50% and 2.00% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.500% per annum based on the unutilized maximum revolving credit. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions.

In addition, we are required to maintain the following financial covenants:

•	current assets to current liabilities of at least 1.0 to 1.0 at all times; and
•	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

Our partnership agreement prohibits us from paying any distributions on our common units until we have redeemed all of the Class C Preferred Units. Following such redemption, the Credit Agreement further limits our ability to pay distributions to unitholders.

At December 31, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of December 31, 2019, we had $5.0 million of debt outstanding under the Revolving Loan, leaving us with $15.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement at December 31, 2019. Our Credit Agreement matures on September 30, 2021.

In April 2017, we issued 84,577 common units in registered offerings for gross proceeds of approximately $1.3 million pursuant to a shelf registration statement originally filed with the SEC on March 6, 2015, as supplemented by that certain prospectus supplement filed with the SEC on April 6, 2017.

Open Commodity Hedge Positions

We periodically enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. By removing the price volatility from a significant portion of our projected 2020 oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flows. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices. These derivative contracts also limit our ability to have additional cash flows to fund higher severance taxes, which are usually based on market prices for oil and natural gas. Our operating cash flows are also impacted by the cost of oilfield services. In the event of inflation increasing service costs or administrative expenses, our hedging program will limit our ability to have increased operating cash flows to fund these higher costs. Increases in the market prices for oil and natural gas will also increase our need for working capital as our commodity hedging contracts cash settle prior to our receipt of cash from our sales of the related commodities to third parties.

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. All of our derivatives are currently collateralized by the assets securing our Credit Agreement and therefore currently do not require the posting of cash collateral.  This is significant since we are able to lock in sales prices on a substantial amount of our expected 2020 production without posting cash collateral based on price changes prior to the hedges being cash settled.

The following tables as of December 31, 2019, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps—NYMEX (Henry Hub)

Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85

MTM Fixed Price Basis Swaps–West Texas Intermediate (WTI)

Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50

Operating Cash Flows

We had net cash flows provided by operating activities for the year ended December 31, 2019, of approximately $58.0 million, compared to net cash flows provided by operating activities of approximately  $66.9 million for the same period in 2018. This decrease was primarily related to the impact of lower average commodity prices between the periods resulting in lower production for the period of approximately $5.7, as well as a decrease of approximately $2.4 million.

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

Investing Activities

We had net cash flows used in investing activities for the year ended December 31, 2019 of approximately  $1.4 million, consisting of approximately $1.0 million related to midstream activities, including pipeline construction, and contributions to Carnero JV totaling approximately $0.2 million.

Our net cash flows provided by investing activities for the year ended December 31, 2018 were approximately  $2.3 million, consisting of approximately $2.5 million related to midstream activities, including pipeline construction, and contributions to Carnero JV totaling approximately $2.8 million. These outflows were offset by approximately $7.7 million related to proceeds from sales of oil and natural gas properties.

Financing Activities

Net cash flows used in financing activities was approximately  $54.4 million for the year ended December 31, 2019. During the year ended December 31, 2019,  we distributed (i) approximately $17.7 million to Stonepeak Catarina, as the holder of all of our previously outstanding Class B Preferred Units and, starting with the distribution for the quarter ended June 30, 2019, the holder of all of our outstanding Class C Preferred Units, and (ii) approximately $5.2 million to our common unitholders. Additionally, we paid approximately $0.2 million in costs associated with the Exchange (as defined herein) and repaid $34.0 million of borrowings under the Credit Agreement.

Net cash flows used in financing activities were approximately  $66.6 million for the year ended December 31, 2018. During the year ended December 31, 2018,  we distributed approximately $33.3 million to Stonepeak Catarina, as the holder of all of our outstanding Class B Preferred Units, and approximately $23.2 million to our common unitholders.

Additionally, we paid approximately $0.1 million in offering costs and repaid $11.0 million of borrowings under the Credit Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream business segment revenues from a single customer, Sanchez Energy, the sale of oil and natural gas and our use of derivatives. On August 11, 2019, the Sanchez Energy Chapter 11 Case was filed. No assurances can be given as to the timing or outcome of this process. As of December 31, 2019, we had no past due receivables from Sanchez Energy, and through December 31, 2019, we have not suffered any significant losses with our counterparties as a result of nonperformance. However, on January 13, 2020, we received written notice of termination from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. Given our midstream focus, our primary credit exposure relates to the creditworthiness of the counterparties under our gathering and processing agreements. Sanchez Energy, whose earned revenues contribute to our midstream segment, accounted for 86% of total revenue for the year ended December 31, 2019. Any development that materially and adversely affects Sanchez Energy’s operations or financial condition could have a material adverse impact on us, including but not limited to impairment losses on fixed assets. For additional information on the risks associated with our relationships with Sanchez Energy, please read “Part I, Item 1A. Risk Factors.”

Certain key counterparty relationships are described below:

Derivative Counterparties

As of December 31, 2019, our derivatives were with ING, Comerica and Royal Bank of Canada, all of whom are lenders in our Credit Agreement. All of our derivatives are currently collateralized by the assets securing our Credit Agreement and therefore currently do not require the posting of cash collateral. As of December 31, 2019, each of these financial institutions had an investment grade credit rating.

Credit Agreement

As of December 31, 2019, the banks and their percentage commitments in our Credit Agreement were: Royal Bank of Canada (13%), BBVA USA f/k/a Compass Bank (12%), Trust Bank f/k/a SunTrust Bank (12%), Capital One, National Association (12%), Comerica Bank (12%), Citibank, N.A. (9%), Credit Suisse AG, Cayman Islands (9%), ING Capital LLC  (9%), CIT Bank, N.A. (9%) and Macquarie Investments US Inc (5%). As of December 31, 2019, each of these financial institutions had an investment grade credit rating.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the calculation of depletion and impairment of oil and natural gas properties, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

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

Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold and proved property acquisition costs using all proved reserves. As more fully described in Note 8 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements, proved reserves estimates are subject to future revisions when additional information becomes available.

All other properties, including gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Estimated asset retirement costs are recognized when the asset is acquired or placed in service. Costs associated with oil and natural gas properties are amortized over proved reserves using the units-of-production method. Costs associated with gathering and transportation assets are depreciated using the straight-line method over the useful lives of the asset. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

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

Reserves of Natural Gas, NGLs and Oil

Our estimate of proved reserves is based on the quantities of natural gas, NGLs and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of the reserve report prepared by Ryder Scott, an independent oil and natural gas consulting firm. On an annual basis, our proved reserve estimates and the reserve report prepared by Ryder

Scott are reviewed by the Audit Committee and the Board.  Our financial statements for 2019 and 2018 were prepared using Ryder Scott’s estimates of our proved reserves.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The principal executive officer and principal financial officer of our general partner have concluded that our current disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our general partner conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

Please see Report of Independent Public Accounting Firm under “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for members of the Board and the executive officers of our general partner as of March 13, 2020.  All of the directors of our general partner are elected by Manager, as the sole member of our general partner, except for two persons who are appointed by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. Members of the Board hold office until their successors have been elected or qualified or until the earlier of their death, incapacity, resignation or removal.  Executive officers hold office at the discretion of, and may be removed by, the Board.

Name	Age	Position with Sanchez Midstream Partners LP
Alan S. Bigman	52	Independent Director
Kirsten A. Hink	53	Chief Accounting Officer
Jack Howell	33	Director
Richard S. Langdon	69	Independent Director
G.M. Byrd Larberg	67	Independent Director
Antonio R. Sanchez, III	46	Director; Chairman of the Board
Eduardo A. Sanchez	40	Director
Patricio D. Sanchez	39	Director; President & Chief Operating Officer
Luke R. Taylor	42	Director
Charles C. Ward	59	Chief Financial Officer & Secretary
Gerald F. Willinger	52	Director; Chief Executive Officer

Alan S. Bigman was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in July 2014.  Mr. Bigman is an independent member of the Conflicts Committee of our general partner and is the Chair of the Audit Committee of our general partner.  Mr. Bigman currently serves as an independent non-executive director and chairman of the audit committee of a $1.5 billion dollar privately held chemicals company. His extensive board experience also includes Basell Polyolefins, an international chemical producer and predecessor of LyondellBasell, where he served as a non-executive director before his appointment as Chief Financial Officer, and Svyazinvest, then Russia’s largest telecom company, as well as several others.  Mr. Bigman’s executive experience includes fourteen years in positions with Access Industries, a privately-held, U.S.-based industrial group, and in senior positions with its portfolio companies.  From June 1996 to March 1998, Mr. Bigman was Senior Vice President of Access Industries, overseeing strategic investments.  From March 1998 until September 2003, Mr. Bigman served as Vice President and Director of Corporate Finance of Tyumen Oil Company (TNK), a major Russian oil and gas producer and refiner, where he raised over $5 billion to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture.  From 2003 to 2004, he served as Vice President and Director of Corporate Finance for SUAL, a large Russian aluminum smelter, where he reorganized the finance function and executed strategic merger transactions.  From September 2004 until December 2005, Mr. Bigman rejoined Access Industries as Senior Vice President.  In January 2006, Mr. Bigman was appointed Chief Financial Officer of Basell Polyolefins, an international chemicals company based in The Netherlands, where he served through 2007 and co-led the acquisition of Lyondell to create one of the largest global chemical companies. In January 2008 Mr. Bigman was appointed Chief Financial Officer of LyondellBasell Industries, the successor company to Basell Polyolefins and Lyondell.  LyondellBasell's US operations filed for bankruptcy in January 2009. Mr. Bigman continued to serve as Chief Financial Officer until August 2009, and worked for the company in a project role through March 2010.  From 2011 through 2012, he served on a project basis as Director, Capital Markets and M&A of KCAD Deutag, an oilfield services company based in Aberdeen, UK, where he was responsible for reorganizing and staffing the company’s finance, corporate development and tax functions.

Kirsten A. Hink was elected Chief Accounting Officer of our general partner in May 2015.  Mrs. Hink has served as Senior Vice President and Chief Accounting Officer of Sanchez Energy since January 2015, and she previously served as Sanchez Energy’s Vice President and Principal Accounting Officer from March 2012. Sanchez Energy filed the Sanchez Energy Chapter 11 Case in August 2019. Mrs. Hink has served as Senior Vice President – Chief Accounting Officer of SOG since March 2016. Prior to joining Sanchez Energy, Mrs. Hink served as Controller of Vanguard Natural Resources, LLC from January 2011 to February 2012.  From January 2010 to December 2010, she served as Assistant Controller of Mariner Energy, Inc.  She served as the Chief Accounting Officer for Edge Petroleum Corporation, or Edge, from July 2008 through December 2009 and the Vice President and Controller for Edge from October 2003 through July 2008.  Prior to that time, she served as Controller of Edge from December 31, 2000 to October 2003 and Assistant Controller of Edge from June 2000 to December 2000. Edge filed for bankruptcy in October 2009. Mrs. Hink is a Certified Public Accountant in the State of Texas.

Jack Howell was elected as a member of the Board in October 2015.  Mr. Howell is a Senior Managing Director at Stonepeak and a member of Stonepeak’s Executive Committee.  Mr. Howell has been with Stonepeak since 2015. Prior to joining Stonepeak, Mr. Howell covered the oil and gas sector for Davidson Kempner, a hedge fund that focuses on distressed investments, from 2014 to 2015. Prior to Davidson Kempner, Mr. Howell worked for Denham Capital, an energy-focused private equity firm from 2011 to 2014. Mr. Howell started his career as an Analyst in Credit Suisse’s oil and gas investment banking group.  Mr. Howell holds a Bachelor of Arts degree in Plan II Honors and Business Economics, Phi Beta Kappa, from the University of Texas at Austin.

Richard S. Langdon was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in December 2006.  Mr. Langdon is an independent member of the Audit Committee and the Conflicts Committee. Mr. Langdon is currently the Executive Vice President and Chief Financial Officer of Altamont Energy LLC, a privately held exploration and production company. Mr. Langdon previously served as the President and Chief Executive Officer of Badlands Energy, Inc., a privately held exploration and production company (“Badlands Energy”), and its publicly traded predecessor entity, Gasco Energy, Inc. (“Gasco”), from May 2013 to October 2018. Mr. Langdon also served as a director of Badlands Energy and its predecessor, Gasco since 2003.  Badlands Energy filed for bankruptcy in August 2017.  In addition to his Badlands Energy titles, Mr. Langdon also served as Debtor-in-Possession for Badlands Energy, Inc from August 2017 to October 2018. Mr. Langdon also currently serves on the board of directors, as chairman of the audit committee and as a member of the compensation committee of Gulfslope Energy, Inc., which capacities he has served in since March 2014.  Mr. Langdon was the President and Chief Executive Officer of KMD Operating Company LLC (“KMD Operating”), a privately held production company, from November 2011 until December 2015 and Matris Exploration Company L.P., a privately held production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011.  Mr. Langdon also served as President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held production company, from November 2007 until November 2013.  From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002.  Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company.

G. M. Byrd Larberg was elected as a member of the Board in March 2015. He was previously a director of Sanchez Production Partners LLC, having been first elected in July 2014.  Mr. Larberg is an independent member of the Audit Committee and is the Chair of the Conflicts Committee. Mr. Larberg served as a member of the board of directors of Horizon Energy, a private Exploration Company with both domestic and international focus, from 2017 to 2019.  From 2010 to 2012, Mr. Larberg served as a member of the board of directors of Risco Resources, a small independent exploration company headquartered in Jakarta, Indonesia, which was sold in 2012.  Mr. Larberg served as a member of the board of directors of 3GIG, an exploration-focused software firm headquartered in Houston, Texas, from 2008 to 2013 and now serves as an advisor to the board.  He is active on the board of directors of the Houston Metropolitan YMCA and was previously chairman of the board.  He was a member of the board of directors of Meridian Resources, a Houston-based exploration company, from 2007 until it was acquired by Alta Mesa in 2010. Mr. Larberg began his career at Shell Exploration and Production Company as a geologist in 1976.  Over the next 21 years, he held various leadership positions within various Shell entities, and served as Vice President of Exploration and Production, Africa and Latin America for Pecten International, an affiliate of Shell Oil Company, from 1993 to 1996. Mr. Larberg left Shell and joined Burlington

Resources in 1998.  From 1998 to 2006, Mr. Larberg held several key positions at Burlington Resources, beginning as Vice President of Exploration for Burlington Resources International.  In 2000, Mr. Larberg was elected Executive Vice President and Chief Operating Officer of Burlington Resources International, a position he held until 2003, when he moved to the corporate office as Vice President of Geosciences.  In this capacity, he was responsible for technical excellence for the geology and geophysical (“G&G”) programs across the company, G&G technology business development, and management of the company-wide exploration portfolio. Mr. Larberg retired from Burlington Resources in April 2006 following the company’s purchase by ConocoPhillips. Mr. Larberg was a director of Duma Hydrocarb Energy Corporation, a publicly traded production company, for a brief period in 2014. He occasionally consults in the areas of technical and portfolio management for exploration companies, and has provided such consulting services to a number of companies including Pemex, Maersk, ONGC, Ecopetrol, Repsol, HOCOL and the Kuwait National Petroleum Company.

Antonio R. Sanchez, III was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in August 2013.  Mr. Sanchez, III is Chairman of the Board. He currently serves as the President & Chief Executive Officer of Sanchez Energy and has been a member of Sanchez Energy’s board of directors since its formation in August 2011. Sanchez Energy filed the Sanchez Energy Chapter 11 Case in August 2019.  He has been directly involved in the oil and gas industry for over 13 years.  Mr. Sanchez, III is also the Co-President of SOG, which he joined in October 2001. He was the President of SEP Management I, LLC and was a Managing Director of Sanchez Energy Partners I, LP until their dissolution in December 2016.  In his capacities as a director and officer of these companies, Mr. Sanchez, III has managed all aspects of their daily operations, including exploration, production, finance, capital markets activities, engineering and land management.  From 1997 to 1999, Mr. Sanchez, III was an investment banker specializing in mergers and acquisitions with J.P. Morgan Securities Inc.  From 1999 to 2001, Mr. Sanchez, III worked in a variety of positions, including sales and marketing, product development and investor relations, at Zix Corporation, a publicly traded encryption technology company (NASDAQ:  ZIXI).  Mr. Sanchez, III was also a member of the board of directors of Zix Corporation from May 2003 to June 2014.

Eduardo A. Sanchez was elected as a member of the Board in June 2015.  Mr. Sanchez served as president of Sanchez Energy from October 2015 to November 2017, President and Chief Executive Officer of Sanchez Resources, LLC from February 2010 until November 2017, co-president of SOG from July 2014 to November 2017, and chief executive officer of Sanchez Oil & Gas Mexico Holdings, LLC from August 2015 to December 2017. Sanchez Energy filed the Sanchez Energy Chapter 11 Case in August 2019. Prior to his work at Sanchez Resources, LLC, Mr. Sanchez worked at Commonwealth Associates, Inc. focusing on private equity and debt placements in small and midsize market capitalization businesses including those in the energy sector.

Patricio D. Sanchez was elected President & Chief Operating Officer of our general partner in March 2017, Chief Operating Officer of our general partner in May 2015 and as a member of the Board in June 2015.  Mr. Sanchez has served as co-president of SOG since June 2014 and prior to that from April 2010 to June 2014 as an Executive Vice President.  Mr. Sanchez has served as an Executive Vice President of Sanchez Energy since November 2016. Sanchez Energy filed the Sanchez Energy Chapter 11 Case in August 2019. Mr. Sanchez has also been the managing member of Santerra Holdings, LLC, an oil and gas production company, since February 2012.  Mr. Sanchez has managed many aspects of these companies’ daily operations, including exploration, production, finance, capital markets activities, engineering and land management.

Luke R. Taylor was elected as a member of the Board in October 2015.  Mr. Taylor has served as a Senior Managing Director with Stonepeak since August 2011 and serves as a member of Stonepeak’s Executive Committee. Mr. Taylor has been investing across the infrastructure space for over 15 years and sits on the boards of Lineage Logistics, Golar Power and Ironclad Energy Partners, and is a former director of Paradigm Energy Partners, Tidewater Holdings, Carlsbad Desalination Project, Casper Crude to Rail and Northstar Renewable Power. Prior to joining Stonepeak, Mr. Taylor was a Senior Vice President with Macquarie Capital based in New York. Mr. Taylor has a Bachelor of Commerce and a Master of Business (Distinction) from the University of Otago (New Zealand).

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

Gerald F. Willinger was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in August 2013.  Mr. Willinger was elected Interim Chief Executive Officer of our general partner in April 2015 and Chief Executive Officer in December 2015.  Mr. Willinger has served as a Managing Director of Sanchez Capital Advisors, LLC since February 2010 and as Executive Vice President of SOG since 2014. Mr. Willinger was also a co-founder, officer and director of Sanchez Resources from February 2010 to November 2017 when Sanchez Resources was acquired by Sanchez Energy Corporation.  From 1998 to 2000, Mr. Willinger was an investment banker with Goldman, Sachs & Co.  Mr. Willinger served in various private equity investment management roles at MidOcean Partners, LLC and its predecessor entity, DB Capital Partners, LLC, from 2000 to 2003 and at the Cypress Group, LLC from 2003 to 2006.  Prior to joining Sanchez Capital Advisors, LLC, Mr. Willinger was a Senior Analyst for Silver Point Capital, LLC, a credit-opportunity fund, from 2006 to 2009.

Messrs. Howell and Taylor were elected as members of the Board in October 2015 pursuant a Board Representation and Standstill Agreement, by and among us, our general partner and Stonepeak Catarina, which was subsequently amended and restated by that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019, by and among us, our general partner and Stonepeak Catarina (as amended and restated, the “Representation and Standstill Agreement”).  Pursuant to the Representation and Standstill Agreement, we and our general partner agreed to permit Stonepeak Catarina to designate two persons to serve on the Board. The right to designate one Board member will immediately terminate on such date as Stonepeak Catarina no longer owns at least 25% of the Partnership’s outstanding Class C Preferred Units issued to it; and the right to designate the second Board member will immediately terminate on such date as Stonepeak Catarina does not hold any issued and outstanding Class C Preferred Units.  Stonepeak Catarina also has the right to appoint the three independent members to the Board if all of the Class C Preferred Units have not been redeemed by December 31, 2021, with such right continuing until all Class C Preferred Units have been redeemed.

Messrs. Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez are brothers.

Qualifications of the Board of Directors

The sole member of our general partner elects all of the members of the Board, except for two members designated by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. The following sets forth the specific experience, qualifications, attributes and skills that led the sole member of our general partner to conclude that the persons appointed by it should serve as directors:

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

Mr. Larberg brings significant technical, operational and financial management experience in the oil and natural gas industry to the Board.  His background provides a unique perspective on the dynamics of the oil and natural gas production industry.  He has considerable governance experience, having previously served on the boards of several other companies.  Taken together, this wealth of experience is invaluable to our board.

Mr. Sanchez, III brings substantial oil and gas/energy industry experience in both public and private entities to the Board.  In his current capacity as President & Chief Executive Officer of Sanchez Energy and as a member of the board of directors of Sanchez Energy, he brings the perspective of leading a publicly-traded upstream company.  In his current capacity as Co-President of SOG, he brings particular expertise in operating multiple oil and natural gas entities through a shared service model.

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

The following sets forth the specific experience, qualifications, attributes and skills that led the holders of our Class C Preferred Units to conclude that the persons appointed by them should serve as directors:

Mr. Howell brings extensive oil and gas investing experience, along with experience in oil and gas transaction financings and mergers and acquisitions to the Board.

Mr. Taylor brings significant investment experience in energy and infrastructure companies, along with experience in finance and mergers and acquisitions to the Board.

Committees of the Board of Directors

The Board has two standing committees: the Audit Committee and the Conflicts Committee.  We do not have a compensation committee, but rather the Board approves executive officer salary changes and bonuses and equity grants to directors, executive officers, employees and service providers.

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

Other

We maintain on our website, http://www.sanchezmidstream.com, a copy of the Audit Committee charter as well as copies of the Corporate Governance Guidelines and Code of Business Conduct and Ethics that are applicable to us and our general partner. Copies of these documents are also available in print and may be obtained without charge, upon written request, by emailing our investor relations group at ir@sanchezmidstream.com. Our Code of Business Conduct and Ethics applies to our general partner’s principal executive officer, principal financial officer and principal accounting officer, among others. We intend to post any changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

Certifications

The NYSE American requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by a listed company of the NYSE American’s corporate governance listing standards, qualifying the certification to the extent necessary.  In accordance with the rules of the NYSE American, we last provided such a certification on March 18, 2019. The certifications of the Chief Executive Officer and Chief Financial Officer of our general partners required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Form 10-K.

Item 11. Executive Compensation

Our general partner has the sole responsibility for conducting our business and for managing our operations, and its Board makes decisions on our behalf. The executive officers of our general partner are employed by SOG and manage the day-to-day affairs of our business.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers (which are the chief executive officer and the two next most highly compensated officers of our general partner) for 2019 and 2018:

			Cash	Unit	All Other
Name and Principal Position	Year	Salary (a)	Bonus (b)	Awards (c)	Compensation (d)	Total
Gerald F. Willinger	2019	$600,000	$750,000	$1,502,953	$60,229	$2,913,182
Chief Executive Officer (e)	2018	$600,000	$750,000	$1,799,980	$128,994	$3,278,974

Patricio D. Sanchez	2019	$400,000	$—	$—	$19,273	$419,273
President & Chief Operating Officer (e)	2018	$400,000	$—	$1,299,989	$52,043	$1,752,032

Charles C. Ward	2019	$375,000	$350,000	$635,864	$45,367	$1,406,231
Chief Financial Officer and Secretary (e)	2018	$275,000	$350,000	$849,995	$40,476	$1,515,471

(a)	On January 30, 2019, the Board increased Mr. Ward’s base salary from $275,000 to $375,000 effective as of January 1, 2019.
(b)

On August 2, 2019, the Board approved the Partnership’s entry into Executive Agreements (defined below) with each of Messrs. Willing and Ward. The Executive Agreements contain annual cash bonuses ranges for each of Messrs. Willinger and Ward and also stipulate that, for the 2019 annual cash bonus, 50% of such bonuses were required to be paid no later than September 30, 2019 with the remainder to be paid no later than March 31, 2020. Pursuant to this requirement in the Executive Agreements, Messrs. Willinger and Ward were paid cash bonuses of $375,000 and $175,000 respectively, on September 30, 2019, as part of their 2019 annual cash bonus. Pursuant to the Executive Agreements (as defined below), we will pay Messrs. Ward and Willinger the remaining 50% of their 2019 annual cash bonuses on or before March 31, 2020.

(c)

The amounts reported in this column reflect the aggregate grant date fair value of awards granted, if any, under our Plan for fiscal years 2019 and 2018, computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 15 “Unit-Based Compensation,” to the Consolidated Financial Statements included under “Part II, Item 8. Financial Statements and Supplementary Data” for additional detail regarding these figures.  On March 4, 2019, the Board awarded Messrs. Willinger and Ward long-term incentive awards, which were paid in the form of restricted units under the Plan that vest in equal installments over three years.

(d)

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

(e)

Our named executive officers are eligible to participate in benefit plans such as medical, dental, vision, life and disability insurance, 401k and flexible spending accounts on the same terms as all employees or service providers.

Executive Agreements

On August 2, 2019, our general partner entered into Executive Services Agreements with each of Messrs. Willinger and Ward (each, an “Executive Agreement” and, collectively, the “Executive Agreements”). The Executive Agreements were approved by the Board on August 2, 2019.  Each respective Executive Agreement provides (i) that the applicable executive will continue to serve in his current executive officer position with our general partner and provide services to us and our general partner during the applicable term, (ii) for an annual base salary (Mr. Willinger: $600,000 and Mr. Ward: $375,000), (iii) for an annual cash bonus equal to a percentage of the annual base salary (Mr. Willinger: 100%-150% and Mr. Ward: 75%-125%) based on a qualitative assessment of financial and individual performance achievements, and (iv) for eligibility to receive awards under our Plan or any successor thereto and to participate in any long-term incentive programs available generally to the executive officers of our general partner, as determined in the sole discretion of the Board.  Under each Executive Agreement, in the event of the applicable executive’s termination as an officer of the general partner due to (a) such executive’s death or “disability,” (b) the general partner terminating such executive without “cause,” or (c) such executive terminating for “good reason” (as such terms are defined in the Executive Agreements), such executive (or such executive’s designated beneficiaries, as applicable) will be entitled to receive payment of: (i) any accrued but unpaid then-current annual base salary through the date of termination, (ii) any unpaid annual bonus for the year prior to the year of termination and (iii) a pro-rated annual bonus for the year of termination. In addition, such executive will also be entitled to receive the following severance payments or benefits in the event of: (1) the general partner terminating such executive without “cause” (2) such executive terminating for “good reason” or (3)(A) the general partner terminating such executive without “cause,” (B) such executive’s death or “disability,” or (C) such executive terminating for any reason, in the case of (A)-(C), during a period beginning 60 days prior to and ending two years following a Change in Control (as defined in the Executive Agreements) such executive will be entitled to receive (w) a lump-sum cash payment equal to two times such executive’s then-current annual base salary plus two times the largest annual bonus paid (or due to be paid) to such executive for the year in which the termination occurs or any year in the three calendar year period immediately preceding the date of termination, (x) payment of the COBRA premiums for such executive and such executive’s eligible dependents during the COBRA continuation period, (y) to the extent not yet paid to such executive, a lump-sum cash payment equal to all outstanding amounts owed to such executive for services performed for or on behalf of us and our general partner, the amount of such executive’s annual bonus for the last full year during which such executive performed services for us and our general partner, and the amount of such executive’s annual bonus for the current year, based on such executive’s annual bonus for such last full year (pro-rated to the date of termination), and (z) immediate vesting in full, as of the date of such Change in Control, of any units awarded to such executive under our Plan.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE American at December 31, 2019 for the named executive officers:

	Number of		Fair Market
	Units Not		Value of Units
Name	Vested		Not Vested⁽ᵃ⁾

Gerald F. Willinger	576,185	(b)	$172,856

Patricio D. Sanchez	—		$—

Charles C. Ward	248,665	(b)	$74,600

(a)	Amounts are based on the closing price of our common units of $0.30 as reported on the NYSE American on December 31, 2019.
(b)

Reflects restricted units granted under the Plan on April 6, 2018, which units either vest on the first anniversary of the grant date or vest pro-rata over a three-year period and on their first anniversary, respectively, as well as units granted under the Plan on March 4, 2019, which units vest pro-rata over a three year period. See footnote (c) to the Summary Compensation Table for additional information on the vesting schedule for these units.  Except in connection with a change in control (as defined in the Plan) or in the discretion of the board of directors of our general partner, any unvested restricted units will be forfeited upon such time as the holder is no longer an officer, employee, consultant or director of us, our general partner, any of their affiliates or any other person performing bona fide services for us.

Compensation of Directors

For the year ended December 31, 2019, compensation for the independent directors of the Board consisted of:

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

Directors designated by Stonepeak, officers of our general partner and any director with ownership interests in SP Holdings, LLC, were not eligible for the 2019 director compensation program outlined above. However, on January 30, 2019, the Board approved a long-term incentive award for Mr. A. Sanchez, which was paid in the form of 210,970 restricted units under the Plan that vest in equal installments over three years.

The following table sets forth a summary of the 2019 compensation for the directors except for Messrs. Willinger and P. Sanchez whose director compensation is included above under “—Summary Compensation Table”:

	Director Compensation
	Fees Earned or Paid	Unit	All Other
Name	in Cash	Awards (a)	Compensation (b)	Total
Alan S. Bigman	$69,500	$99,990	$21,155	$190,645
Jack Howell (c)	$—	$—	$—	$—
Richard S. Langdon	$55,500	$99,990	$1,020	$156,510
G. M. Byrd Larberg	$62,000	$99,990	$15,681	$177,671
Antonio R. Sanchez, III (d)	$—	$578,058	$—	$578,058
Eduardo A. Sanchez (d)	$—	$—	$—	$—
Luke R. Taylor (c)	$—	$—	$—	$—

(a)

The amounts shown in this column for Messrs. Bigman, Langdon and Larberg represent the aggregate grant date fair value of the units granted under the Plan to Messrs. Bigman, Langdon and Larberg, computed in accordance with FASB ASC Topic 718, based on the $2.18 closing price per common unit on April 1, 2019.  The amount shown in this column for Mr. A. Sanchez represents the aggregate grant date fair value of the units granted under the Plan to Mr. A. Sanchez, computed in accordance with FASB ASC Topic 718, based on the $2.74 closing price per common unit on March 4, 2019.

(b)	All other compensation includes amounts for health, vision, dental, basic life and/or accidental death and dismemberment insurance premium fees paid by us for the director.
(c)	As appointees of the holders of the Class C Preferred Units, Messrs. Howell and Taylor were not entitled to any compensation under our 2019 Board compensation program.
(d)

As individuals with ownership interests in SP Holdings, Mr. A. Sanchez and Mr. E. Sanchez and Mr. P. Sanchez where not entitled to any compensation under our 2019 board compensation program, however, as noted above, Mr. A. Sanchez was awarded restricted units by the Board outside of the 2019 Board compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units, as of March 13, 2020, held by:

•	each unitholder known by us to beneficially own more than 5% of our outstanding units;
•	each of the directors of the Board;
•	each of our general partner’s named executive officers (as such term is defined by the SEC); and
•	the directors and executive officers of our general partner as a group.

The list of persons named in the table below is derived from our review of Form 3, Form 4, Form 5, Schedule 13D and Schedule 13G filings made with the SEC as of March 13, 2020.    The amounts and percentage of common units and Class C Preferred Units beneficially owned are reported on the basis of the SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, and/or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of total units beneficially owned is based on 19,975,193 common units and 34,297,357 Class C Preferred Units outstanding as of March 13, 2020, the number of common units beneficially owned and the number of Class C Preferred Units beneficially owned is based upon ownership as of March 13, 2020, unless otherwise specified. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

					Percentage of
	Common Units Beneficially		Class C Preferred Units		Total Units
	Owned		Beneficially Owned		Beneficially
Name and address of Beneficial Owner(1)	Number	Percentage	Number	Percentage	Owned
Stonepeak Catarina Holdings, LLC(2)	2,312,100	10.6%	34,297,357	100%	65.2%
SN UR Holdings, LLC(3)	2,272,727	11.4%	—	—	4.2%
Invesco. Ltd(4)	1,758,705	8.8%	—	—	3.2%
Alan S. Bigman(5)	77,254	*	—	—	*
Kirsten A. Hink	23,933	*	—	—	*
Jack Howell	—	—	—	—	—
Richard S. Langdon	81,827	*	—	—	*
G. M. Byrd Larberg	76,096	*	—	—	*
Antonio R. Sanchez, III(6)	1,337,508	6.7%	—	—	2.5%
Eduardo A. Sanchez	1,141,846	5.7%	—	—	2.1%
Patricio D. Sanchez	1,291,574	6.4%	—	—	2.4%
Luke R. Taylor	—	—	—	—	—
Charles C. Ward	381,048	1.9%	—	—	*
Gerald F. Willinger	1,104,614	5.5%	—	—	2.0%
All directors and executive officers as a group (11 persons)	5,515,700	27.6%	—	—	10.2%

*Less than 1%

(1)	Unless otherwise set forth below, the address of all beneficial owners is c/o Sanchez Midstream Partners LP, 1000 Main Street, Suite 3000, Houston, Texas 77002.
(2)

Ownership data as reported (i) on Schedule 13D/A filed on August 6, 2019 by Stonepeak Catarina Holdings LLC, Stonepeak Catarina Upper Holdings LLC, Stonepeak Infrastructure Fund (Orion AIV) LP, Stonepeak Associates LLC, Stonepeak GP Holdings LP, Stonepeak GP Investors LLC, Stonepeak GP Investors Manager LLC, Michael Dorrell and Trent Vichie (the “Stonepeak Beneficial Owners”), and (ii) publicly disclosed information regarding distributions of Class C Preferred PIK Units issued to Stonepeak Catarina Holdings LLC following the effective date of the Exchange, consisting of 939,327 Class C Preferred PIK Units issued on August 30, 2019, 1,007,820 Class C Preferred PIK Units issued on November 29, 2019 and 1,039,314 Class C Preferred PIK Units issued on February 28, 2020.  The number of common units disclosed in the Schedule 13D/A includes 1,918,809 common units that the Stonepeak Beneficial Owners currently have the right to acquire within the next 60 days upon exercise of a Warrant held by Stonepeak Catarina Holdings LLC, such common units are not included for any other person on this table in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act.  The principal business address of each reporting person in the Schedule 13D/A is 55 Hudson Yards, 550 W. 34th St., 48th Floor, New York, NY 10001. The Schedule 13D/A filing lists each filing person as having shared voting and dispositive power over the common units and the Class C Preferred Units.

(3)

Ownership data as reported on Schedule 13D filed on November 28, 2016 by SN UR Holdings, LLC and Sanchez Energy Corporation. The principal business address of each filing reporting person is 1000 Main Street, Suite 3000, Houston, Texas 77002.  The filing lists each filing person as having shared voting and dispositive power over the common units.

(4)

Ownership data as reported on a Schedule 13G filing dated February 13, 2020 by Invesco Ltd.  The principle business address of the reporting person is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.  The filing lists the reporting person as having sole voting and dispositive power over the common units.

(5)	Of these common units, 1,000 are held by Mr. Bigman’s minor children.
(6)

Of these common units, 35,320 are owned directly by SOG. SOG is managed by Mr. Sanchez and other members of the Sanchez family. Mr. Sanchez shares voting and dispositive power over the securities controlled by SOG. Mr. Sanchez disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our only equity compensation plan, the Sanchez Midstream Partners LP Long-Term Inventive Plan (the “Plan”), as of December 31, 2019:

Number of
	Securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and rights	warrants, and rights	compensation plans
Plan Category
Equity compensation plans approved by security holders	—	$—	840,811
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	840,811

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

In connection with providing the services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Prior to August 2, 2019 each of these fees, not including the reimbursement of costs, was paid in cash unless Manager elected for such fee to be paid in our equity. However, on August 2, 2019, we and Manager entered into a letter agreement providing that until such time as we redeem all of our issued and outstanding Class C Preferred Units, Manager will elect to receive its fees, not including reimbursement of costs, in common units rather than cash.  In addition, on November 8, 2019, we and Manager entered into an additional letter agreement providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units (the “Tolling Period”), Manager agrees to delay receipt of its fees, not including reimbursement of costs. During the Tolling Period, we are required to keep an accurate ledger of the dollar amount of the fee applicable to each quarter within the Tolling Period and the daily closing price of our common units on the NYSE. Following the end of the Tolling Period we will provide a notice to Manager including such ledgers and pay the accrued fees within thirty days of delivery of such notice. The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or Manager provide notice of termination to the other with at least 180 days’ notice. For the fees earned during the three months ended March 31, 2019 and June 30, 2019, Manager elected to receive 1,789,010 common units equal to approximately $3.9 million, in lieu of cash.  For the fees earned during the three months ended September 30, 2019 and December 31, 2019, pursuant to the November 8, 2019 letter agreement, Manager did not receive any fees, other than reimbursement of its costs. However, pursuant to the requirements under the November 8, 2019 letter agreement, we have determined that the fees earned during the three months ended September 30, 2019 and December 31, 2019, are approximately  $1.9, and $1.5 million, respectively. During the years ended December 31, 2019 and 2018, we incurred costs of approximately $7.3 million and  $8.6 million, respectively, to Manager under the Services Agreement.

SOG

SOG provides services to us through a contractual relationship with SP Holdings. Antonio R. Sanchez, III and Patricio D. Sanchez are Co-Presidents of SOG; Antonio R. Sanchez, Jr. is the Chief Executive Officer and sole director of SOG; Ana Lee Sanchez Jacobs is an Executive Vice President of SOG; and Gerald F. Willinger is an Executive Vice President of SOG.  The controlling owners of SOG are Antonio R. Sanchez, Jr. and Santig, Ltd.  The general partner of Santig, Ltd. is Sanchez Management Corporation, which is owned 100% by Antonio R. Sanchez, Jr.  Antonio R. Sanchez, Jr. is Chairman and President of Sanchez Management Corporation and Antonio R. Sanchez, III is Executive Vice President of Sanchez Management Corporation. For the years ended December 31, 2019 and 2018, SOG received $0.2 million and $0.3 million, respectively, as a result of its Services Agreement with SP Holdings.

Sanchez Energy

Since January 1, 2015, we have completed three midstream acquisitions and two working interest acquisitions from Sanchez Energy. Antonio R. Sanchez, Jr., the father of Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez, is a director and Executive Chairman of the board of directors of Sanchez Energy, Antonio R. Sanchez, III, is a director and President and Chief Executive Officer of Sanchez Energy, Eduardo A. Sanchez is the former President of Sanchez Energy and Patricio D. Sanchez is an Executive Vice President of Sanchez Energy.  The employees of SOG, including Kirsten A. Hink, our Chief Accounting Officer, provide common services to both us and Sanchez Energy. The beneficial ownership of Sanchez Energy’s common stock as of March 13, 2020 by Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez was 6.1%, 3.0%, 1.1% and 1.2%, respectively. As of March  13, 2020, Sanchez Energy indirectly, through one of its wholly owned subsidiaries, beneficially owned approximately 11.4% of the outstanding common units of SNMP.

We entered into the Gathering Agreement with Sanchez Energy in October 2015.  For the years ended December 31, 2019 and 2018, Sanchez Energy paid us approximately $59.4 million and $57.9 million, respectively, pursuant to the terms of the Gathering Agreement. On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018. Subsequent to the conclusion of the incremental infrastructure fee amendment, the parties have agreed to continue the incremental infrastructure fee on a month-to-month basis. On January 1, 2019 and April 1, 2019, the Partnership increased the Western Catarina Midstream tariff rate for throughput volumes that are outside of the dedicated acreage under the Gathering Agreement.

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers.  For the years ended December 31, 2019 and 2018, we made earnout payments to Sanchez Energy of $32.0 thousand and $64.0 thousand, respectively.

In September 2017, we entered into the Seco Pipeline Transportation Agreement. For the years ended December 31, 2019 and 2018, Sanchez Energy paid us approximately $6.8 million and $7.2 million, respectively, pursuant to the terms of such agreement. On January 13, 2020, we received written notice from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020.

In May 2018, the Carnero JV, which is operated by Targa, received a dedication from Sanchez Energy and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Sanchez Energy’s Comanche Asset pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the joint ventures limited by the capacity of the Raptor Gas Processing Facility.

Stonepeak

Class B Preferred Unit Issuance

In accordance with our partnership agreement, in December 2016, we issued an additional 9,851,996 Class B Preferred Units to Stonepeak. Stonepeak disagreed with our calculation of the additional Class B Preferred Units due under our partnership agreement and in January 2017, we and Stonepeak entered into a settlement agreement to settle the disputed calculation. Pursuant to the settlement agreement, and in accordance with Section 5.4 of our partnership agreement then in effect, we issued 1,704,446 Class B Preferred Units to Stonepeak in a privately negotiated transaction as consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” under our partnership agreement being established at $11.29 per Class B Preferred Unit.

In July 2018, the Partnership elected to pay the second-quarter 2018 distribution on the Class B Preferred Units in part cash and part in Class B Preferred PIK Units. Accordingly, the Partnership declared a cash distribution of $0.2258 per Class B Preferred Unit and an aggregate distribution of 310,009 Class B Preferred PIK Units, which was paid on August 31, 2018 to Stonepeak.

Class C Preferred Unit Issuance

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

On August 8, 2019, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a second quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, the Partnership declared an aggregate distribution of 939,327 Class C Preferred PIK Units, paid on August 30, 2019 to holders of record on August 20, 2019.

On October 30, 2019, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a third quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, the Partnership declared an aggregate distribution of 1,007,820 Class C Preferred PIK Units, paid on November 29, 2019 to holders of record on November 20, 2019.

Warrant

On August 2, 2019, in connection with the Exchange, Stonepeak Catarina received the Warrant. The Warrant may be exercised at any time and from time to time during the period beginning on August 2, 2019 and ending on the later of the seventh anniversary of such date and the date thirty days after the date on which all of the Class C Preferred Units have been redeemed for a number of Junior Securities (as such term is defined in the Warrant) equal to 10% of each applicable class of Junior Securities then outstanding as of the exercise date. No exercise price will be payable in connection with the exercise of the Warrant.

Item 14. Principal Accounting Fees and Services

We engaged our principal accountant, KPMG LLP (“KPMG”), to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2019 and 2018.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended December 31, 2019 and 2018 were $978,885 and $1,192,912, respectively.

Audit-Related Fees. There were no audit-related fees billed by KPMG for the years ended December 31, 2019 and 2018.

Tax Fees. There were no tax fees billed by KPMG for the years ended December 31, 2019 and 2018.

All Other Fees. There were no other fees billed by KPMG for the years ended December 31, 2019 and 2018.

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

3.4

Third Amended and Restated Agreement of Limited Partnership of Sanchez Production Partners LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

3.5

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

3.7

Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A filed by Sanchez Production Partners LP on September 3, 2015, File No. 001-33147).

3.8

Amendment No. 2 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

3.9

Amendment No. 3 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated August 2, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on August 5, 2019, File No. 001-33147).

4.1

Registration Rights Agreement, dated November 22, 2016, between Sanchez Production Partners LP and SN UR Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on November 22, 2016, File No. 001-33147).

4.2

Amended and Restated Registration Rights Agreement, dated August 2, 2019, by and among Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

4.3*	Description of Registrant Securities.
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

10.11

Ninth Amendment to the Third Amended and Restated Credit Agreement dated as of May 7, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on November 25, 2019, File No. 001-33147).

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

10.24+

Form of Award Agreement Relating to Restricted Units incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 7, 2019, File No. 001-33147.

10.25

Amended and Restated Board Representation and Standstill Agreement, dated August 2, 2019, by and among Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.26+	Form of Executive Services Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners on August 8, 2019, File No. 001-33147).
10.27

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

Sanchez Midstream Partners LP

	By:	Sanchez Midstream Partners GP LLC,
its general partner

Date: March 13, 2020	By	/S/ Gerald F. Willinger
	Name	Gerald F. Willinger
	Title	Chief Executive Officer

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

Signature	Title	Date

/s/ Antonio R. Sanchez, III	Director; Chairman of the Board	March 13, 2020
Antonio R. Sanchez, III

/s/ Gerald F. Willinger	Director; Chief Executive Officer	March 13, 2020
Gerald F. Willinger	(Principal Executive Officer)

/S/ Charles C. Ward	Chief Financial Officer & Secretary	March 13, 2020
Charles C. Ward	(Principal Financial Officer)

/S/ Patricio D. Sanchez	Director; President & Chief Operating Officer	March 13, 2020
Patricio D. Sanchez	(Principal Operating Officer)

/S/ Kirsten A. Hink	Chief Accounting Officer	March 13, 2020
Kirsten A. Hink	(Principal Accounting Officer)

/S/ Alan S. Bigman	Director	March 13, 2020
Alan S. Bigman

/S/ Jack Howell	Director	March 13, 2020
Jack Howell

/S/ Richard S. Langdon	Director	March 13, 2020
Richard S. Langdon

/S/ G. M. Byrd Larberg	Director	March 13, 2020
G. M. Byrd Larberg

/S/ Eduardo A. Sanchez	Director	March 13, 2020
Eduardo A. Sanchez

/S/ Luke R. Tayler	Director	March 13, 2020
Luke R. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Sanchez Midstream Partners LP and the Board of Directors of Sanchez Midstream Partners GP LLC

Sanchez Midstream Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sanchez Midstream Partners LP and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 13, 2020

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit data)

	Years Ended
	December 31,
	2019	2018
Revenues
Natural gas sales	$683	$953
Oil sales	9,512	21,272
Natural gas liquid sales	539	1,709
Gathering and transportation sales	6,825	6,651
Gathering and transportation lease revenues	59,090	53,025
Total revenues	76,649	83,610
Expenses
Operating expenses
Lease operating expenses	7,378	7,864
Transportation operating expenses	11,553	12,316
Production taxes	621	1,104
General and administrative expenses	17,610	23,653
Unit-based compensation expense	1,351	1,938
Gain on sale of assets	—	(3,186)
Depreciation, depletion and amortization	25,333	25,987
Asset impairments	32,119	—
Accretion expense	526	497
Total operating expenses	96,491	70,173
Other (income) expense
Interest expense, net	39,789	10,961
Earnings from equity investments	(2,831)	(12,859)
Other income	(5,860)	(546)
Total other (income) expenses	31,098	(2,444)
Total expenses	127,589	67,729
Income (loss) before income taxes	(50,940)	15,881
Income tax expense	202	190
Net income (loss)	(51,142)	15,691
Preferred unit paid-in-kind distributions	(14,409)	(3,500)
Preferred unit distributions	(8,838)	(33,425)
Preferred unit amortization	(1,708)	(2,358)
Deemed contribution	103,773	—
Net income (loss) attributable to common unitholders - Basic	27,676	(23,592)
Mark-to-market on Warrant	(3,244)	—
Net income (loss) attributable to common unitholders - Diluted	$24,432	$(23,592)
Net income (loss) per unit
Common units - Basic	$1.46	$(1.55)
Common units - Diluted	$1.23	$(1.55)
Weighted average units outstanding
Common units - Basic	18,939,145	15,264,284
Common units - Diluted	19,810,679	15,264,284

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$5,099	$2,934
Accounts receivable	133	277
Accounts receivable - related entities	6,719	6,700
Prepaid expenses	1,193	931
Fair value of commodity derivative instruments	226	3,044
Total current assets	13,370	13,886
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,476	112,173
Gathering and transportation assets	186,941	186,406
Less: accumulated depreciation, depletion, amortization and impairment	(144,189)	(100,245)
Oil and natural gas properties and equipment, net	155,228	198,334
Other assets
Intangible assets, net	145,246	158,706
Fair value of commodity derivative instruments	—	876
Equity investments	100,311	114,465
Other non-current assets	285	418
Total assets	$414,440	$486,685

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$5,347	$4,678
Accounts payable and accrued liabilities - related entities	631	5,641
Royalties payable	359	359
Short-term debt, net of debt issuance costs	39,374	—
Fair value of commodity derivative instruments	985	6
Other liabilities	—	125
Total current liabilities	46,696	10,809
Other liabilities
Long term accrued liabilities - related entities	4,892	—
Asset retirement obligation	6,898	6,200
Long-term debt, net of debt issuance costs	109,437	178,582
Class C Preferred Units	281,688	—
Other liabilities	629	5,857
Total other liabilities	403,544	190,639
Total liabilities	450,240	201,448
Commitments and contingencies (See Note 13)
Mezzanine equity
Class B Preferred Units, zero and 31,310,896 units issued and outstanding as of December 31, 2019 and 2018, respectively	—	349,857
Partners' deficit
Common units, 20,087,462 and 16,486,239 units issued and outstanding as of December 31, 2019 and 2018, respectively	(35,800)	(64,620)
Total partners' deficit	(35,800)	(64,620)
Total liabilities and partners' deficit	$414,440	$486,685

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(51,142)	$15,691
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and depletion	11,873	12,527
Amortization of debt issuance costs	1,266	783
Accretion of Class C discount	13,129	—
Class C distribution accrual	19,309	—
Asset impairments	32,119	—
Accretion expense	526	497
Distributions from equity investments	17,227	24,946
Equity earnings in affiliate	(2,831)	(12,859)
Gain on sale of assets	—	(3,186)
Mark-to-market on Warrant	(3,244)	—
Net loss (gain) on commodity derivative contracts	3,772	(1,316)
Net cash settlements received (paid) on commodity derivative contracts	1,101	(1,326)
Unit-based compensation	1,351	1,938
Gain on earnout derivative	(5,856)	(546)
Amortization of intangible assets	13,460	13,460
Changes in Operating Assets and Liabilities:
Accounts receivable	(6)	(377)
Accounts receivable - related entities	(23)	6,389
Prepaid expenses	(262)	1,739
Other assets	83	82
Accounts payable and accrued liabilities	6,378	13,719
Accounts payable and accrued liabilities- related entities	(122)	(5,333)
Royalties payable	—	(12)
Other long-term liabilities	(123)	126
Net cash provided by operating activities	57,985	66,942
Cash flows from investing activities:
Development of oil and natural gas properties	(131)	(11)
Proceeds from sale of assets	—	7,692
Construction of gathering and transportation assets	(1,063)	(2,533)
Contributions to equity affiliates	(242)	(2,838)
Net cash provided by (used in) investing activities	(1,436)	2,310
Cash flows from financing activities:
Payments for offering costs	—	(50)
Payments for Class C Preferred Unit Exchange	(238)	—
Proceeds from issuance of debt	4,000	2,000
Repayment of debt	(34,000)	(11,000)
Distributions to common unitholders	(5,216)	(23,243)
Class B Preferred Unit cash distributions	(17,675)	(33,338)
Units tendered by SOG employees for tax withholdings	(218)	—
Debt issuance costs	(1,037)	(1,008)
Net cash used in financing activities	(54,384)	(66,639)
Net increase in cash and cash equivalents	2,165	2,613
Cash and cash equivalents, beginning of period	2,934	321
Cash and cash equivalents, end of period	$5,099	$2,934
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$528	$525
Cash paid during the period for income taxes	$138	$—
Cash paid during the period for interest	$9,159	$9,763

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

	Common Units		Total
	Units	Amount	Capital

Partners' Deficit, December 31, 2017	14,965,134	$(29,308)	$(29,308)
Unit-based compensation programs	531,561	1,938	1,938
Issuance of common units, net of offering costs of $0.1 million	989,544	9,585	9,585
Cash distributions to common unit holders	—	(23,243)	(23,243)
Distributions - Class B Preferred Units	—	(39,283)	(39,283)
Net income	—	15,691	15,691
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Preferred unit exchange	—	103,773	103,773
Unit-based compensation programs	1,109,880	1,531	1,531
Units tendered by SOG employees for tax withholdings	(85,417)	(218)	(218)
Common units issued for asset management fee	2,576,760	5,228	5,228
Cash distributions to common unitholders	—	(5,216)	(5,216)
Distributions - Class B Preferred Units	—	(24,955)	(24,955)
Net loss	—	(51,142)	(51,142)
Partners' Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)

See accompanying notes to consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

1. ORGANIZATION AND BUSINESS

Organization

We are a growth-oriented publicly-traded limited partnership formed in 2005 focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines, and natural gas processing facilities, all located in the Western Eagle Ford in South Texas. We also own production assets in Texas and Louisiana. We have entered into the Services Agreement with Manager, the sole member of our general partner, pursuant to which Manager provides services we require to conduct our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, acquisition, disposition and financing services. On June 2, 2017, we changed our name to Sanchez Midstream Partners LP from Sanchez Production Partners LP. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America (“GAAP). The accompanying financial statements include the accounts of us and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Our business consists of two reportable segments: Production and Midstream. Midstream includes Western Catarina Midstream, the Carnero JV and Seco Pipeline. Production consists of our oil and natural gas properties in Texas and Louisiana. Our management evaluates performance based on these two business segments.

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13 “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements,” which modifies the disclosure requirements on fair value measurements.  This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718, “Compensation – Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted this ASU effective January 1, 2019, which resulted in the remeasurement of our outstanding unvested awards as of January 1, 2019 and changed the expense recorded for equity awards going forward. The adoption of this standard resulted in an approximately $0.2 million charge to retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. Additionally, in November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which changed the effective date for certain issuers to annual and interim periods in fiscal years beginning after December 15, 2022, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018. Additionally, in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. The Partnership elected the practical expedients disclosed in ASU 2018-10. The effective date in ASU 2018-10 is the same as that of ASU 2016-02. The standards update the previous lease guidance by requiring the recognition of a right-of-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. The Partnership adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include estimates of our reserves of natural gas, NGLs and oil; future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of derivatives; and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best judgment using the data available.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Revenue Recognition

Midstream

We account for revenue from contracts with customers in accordance with ASC 606 and ASC 842 for our midstream segment. The Seco Pipeline Transportation Agreement is our only contract that we account for using ASC 606. Under the Seco Pipeline Transportation Agreement, we agreed to provide transportation services of certain quantities of natural gas from the receipt point to the delivery point. Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature. As such, we applied the series guidance and treat these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress. Additionally, Seco Pipeline Transportation Agreement contains variable consideration in the form of volume variability. As the distinct goods or services (rather than the series) are considered for the purpose of allocating variable consideration, we have taken the optional exception under ASC 606. Under this exception, revenue is alternatively recognized in the period that control is transferred to the customer and the respective variable component of the total transaction price is resolved.

The Gathering Agreement (as defined in Note 14 “Related Party Transactions”) was classified as an operating lease at inception and is accounted for under ASC 842, as Sanchez Energy controls the physical use of the property under the lease. Revenues relating to the Gathering Agreement is recognized in the period service is provided. Under this arrangement, the Partnership receives a fee or fees for services provided. The revenue the Partnership recognizes from gathering and transportation services is generally directly related to the volume of oil and natural gas that flows through its systems.

Production

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators. We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808, and revenues and expenses for these arrangements is recognized based on the information provided to us by the operators.

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in the consolidated statements of operations, which is accounted for under ASC 815, “Derivatives and Hedging”.

Accounts Receivable, Net

Our accounts receivable are primarily from our contractual agreements with Sanchez Energy and its subsidiaries, operators of our oil and natural gas properties and counterparties to our financial instruments. Oil receivables are generally collected within 30 days after the end of the month. Natural gas receivables are generally collected within 60 days after the end of the month. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted. Our allowance for doubtful accounts was $0.4 million as of December 31, 2019 and 2018.

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

Sanchez Energy accounted for 86% and 71% of total revenue for the years ended December 31, 2019 and 2018, respectively. We are highly dependent upon Sanchez Energy as our most significant customer, and we expect to derive a substantial portion of our revenue from Sanchez Energy in the foreseeable future.  Accordingly, we are indirectly subject to the business risks of Sanchez Energy.

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

Earnings per Unit

Net income (loss) per common unit for the period is based on any distributions that are made to the unitholders (common units) plus an allocation of undistributed net income (loss) based on provisions of the Amended Partnership Agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the income for the period had been distributed in accordance with the Amended Partnership Agreement. Unit-based awards granted but unvested are eligible to receive distributions. The underlying unvested restricted unit awards are considered participating securities for purposes of determining net income

(loss) per unit. Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the Amended Partnership Agreement. Undistributed losses are not allocated to unvested restricted unit awards as they do not participate in net losses. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, asset life, inflation and the credit-adjusted risk-free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset and is included in accretion expense in the our consolidated statements of operations.

To estimate the fair value of an asset retirement obligation, the Partnership employs a present value technique, which reflects certain assumptions, including its credit‑adjusted risk‑free interest rate, inflation rate, the estimated settlement date of the liability and the estimated current cost to settle the liability. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability.

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

All other properties, including the gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

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

Reserves of Natural Gas, NGLs and Oil

Our estimate of proved reserves is based on the quantities of natural gas, NGLs and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of the reserve report prepared by Ryder Scott, an independent oil and natural gas consulting firm. On an annual basis, our proved reserve estimates and the reserve report prepared by Ryder Scott are reviewed by the Audit Committee and the Board. Our financial statements for 2019 and 2018 were prepared using Ryder Scott’s estimates of our proved reserves.

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

Unit-Based Compensation

The Partnership records unit-based compensation expense for awards granted in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” Unit-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method.

Investments

We follow the equity method of accounting when we do not exercise control over the investee, but we can exercise significant influence over the operating and financial policies of the investee. Under this method, our equity investments are carried originally at our acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received. We evaluate our equity investments for impairment when evidence indicates the carrying amount of our investment is no longer recoverable. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the equity method investee to sustain an earnings capacity that would justify the carrying amount of the investment. When the estimated fair value of an equity investment is less than its carrying value and the loss in value is determined to be other than temporary, we recognize the excess of the carrying value over the estimated fair value as an impairment loss within earnings from equity investments in our consolidated statements of operations.

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

Disaggregation of Revenue

We recognized revenue of $76.6 and $83.6 million for the years ended December 31, 2019 and 2018, respectively. We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources.  We have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Midstream Segment

The Seco Pipeline Transportation Agreement is the only contract that we account for under ASC 606. The Catarina Midstream Gathering Agreement (as defined in Note 14 “Related Party Transactions”) is classified as an operating lease and is accounted for under ASC 842, “Leases”, and is reported as gathering and transportation lease revenue in our consolidated statements of operations. Both of these contracts are further discussed in Note 14 “Related Party Transactions.”

We account for income from our unconsolidated equity method investments as earnings from equity investments in our consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 12 “Investments.”

Production Segment

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators.  We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808 and revenues for these arrangements is recognized based on the information provided to us by the operators.

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in the consolidated statements of operations, which is accounted for under ASC 815, “Derivatives and Hedging”.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2019, and 2018 our accounts receivable from contracts with customers were $1.1 million and $0.6 million, respectively, and are presented within accounts receivable – related entities on the consolidated balance sheets.

4. ACQUISITIONS AND DIVESTITURES

Louisiana Divestiture

In September 2018, we entered into a purchase and sale agreement to sell certain non-operated production assets located in Louisiana for cash consideration of approximately $1.3 million (the “Louisiana Divestiture”). The Louisiana Divestiture closed on October 22, 2018 and we recorded a gain of approximately $0.6 million on the sale.

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

Cola Divestiture

In April 2018, we entered into multiple purchase and sale agreements to sell certain non-operated production assets located in Oklahoma for total cash consideration of approximately $1.0 million (collectively, the “Cola Divestiture”). The Cola Divestitures were all closed by May 8, 2018 and we recorded a total gain of approximately $1.1 million on the sale.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value Measurements at December 31, 2019
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative liability	$—	$(759)	$—	$(759)
Midstream derivative instrument
Earnout derivative liability	—	—	—	—
Other liabilities
Warrant	—	(629)	—	(629)
Total	$—	$(1,388)	$—	$(1,388)

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

As of December 31, 2019 and 2018, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

Class C Preferred Units  – As part of the Exchange (defined in Note 17 “Partners’ Capital”), Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and the Warrant in a privately negotiated transaction. The Class C Preferred Units were measured using valuation techniques that convert a future obligation to a single discounted amount. We have therefore classified the fair value measurements of the Class C Preferred units as Level 2 and are presented within “Class C Preferred Units” on the Consolidated Balance Sheets.

Seco Pipeline – We recorded a non-cash impairment charge of $32.1 million to impair the Seco Pipeline. The carrying value of the Seco Pipeline was reduced to a fair value of zero, estimated based on an inputs characteristic of a Level 3 fair value measurement.

The fair value of the Seco Pipeline was measured using probabilistic valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of the Seco Pipeline include estimates of: (i) future operating and development costs; (ii) estimated future cash flows; and (iii) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change.

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

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of December 31, 2019.

Warrant – As part of the Exchange, the Partnership issued to Stonepeak the Warrant which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Warrant. The Warrant is valued using ten percent of the junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurements of the Warrant as Level 2 and is presented within other liabilities on the consolidated balance sheets.

Earnout Derivative – As part of the Carnero Gathering Transaction (defined in Note 12 “Investments”), we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of the Partnership's embedded and earnout derivatives classified as Level 3 in the fair value hierarchy (in thousands):

	Years Ended December 31,
	2019	2018
Beginning balance	$(5,856)	$(6,402)
Gain on earnout derivative	5,856	546
Ending balance	$—	$(5,856)

Gain included in earnings related to derivatives still held as of December 31, 2019 and December 31, 2018	$5,856	$546

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

Under Topic 815, “Derivatives and Hedging”, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. We will net derivative assets and liabilities for counterparties where we have a legal right of offset. Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  We have not elected to designate any of our current derivative contracts as hedges; however, changes in the fair value of all of our derivative instruments are recognized in earnings and included in natural gas sales and oil sales in the consolidated statements of operations.

As of December 31, 2019, we had the following derivative contracts in place, all of which are accounted for as mark-to-market activities:

MTM Fixed Price Swaps – NYMEX (Henry Hub)

Three Months Ended (volume in MMBtu)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	105,104	$2.85	102,008	$2.85	99,136	$2.85	96,200	$2.85	402,448	$2.85

MTM Fixed Price Basis Swaps – West Texas Intermediate (WTI)

Three Months Ended (volume in Bbls)
	March 31,		June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	52,776	$53.50	50,960	$53.50	49,224	$53.50	47,624	$53.50	200,584	$53.50

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Beginning fair value of commodity derivatives	$3,914	$1,231
Net gain (loss) on crude oil derivatives	(4,031)	1,400
Net gain (loss) on natural gas derivatives	259	(84)
Net settlements paid (received) on derivative contracts:
Oil	(807)	1,330
Natural gas	(94)	37
Ending fair value of commodity derivatives	$(759)	$3,914

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Years Ended December 31,
Derivative Type	in Income	2019	2018
Commodity – Mark-to-Market	Oil sales	$(4,031)	$1,400
Commodity – Mark-to-Market	Natural gas sales	259	(84)
		$(3,772)	$1,316

Derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are currently contracted with three counterparties.  We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of December 31, 2019 and 2018, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Earnout Derivative

Refer to Note 5 “Fair Value Measurements”.

7. DEBT

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (as amended by the Ninth Amendment to Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term

Loan”) and a maximum revolving credit amount of $20.0 million (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2021. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The initial borrowing base under the Credit Agreement was $235.5 million. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of December 31, 2019, the borrowing base under the Credit Agreement was $235.5 million and we had $150.0 million of debt outstanding, consisting of $145.0 million under the Term Loan and $5.0 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of $10 million per fiscal quarter. The maximum revolving credit amount is $20.0 million leaving us with $15.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2019.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the LIBOR plus an applicable margin between 2.50% and 3.00% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.50% and 2.00% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.500% per annum based on the unutilized maximum revolving credit. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions to unitholders.

In addition, we are required to maintain the following financial covenants:

•	current assets to current liabilities of at least 1.0 to 1.0 at all times; and
•	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

At December 31, 2019, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of December 31, 2019 and 2018, our unamortized debt issuance costs were approximately $1.2 million and $1.4 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the years ended December 31, 2019 and 2018 were approximately $1.3 million and $0.8 million, respectively.

8. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consist of the following (in thousands):

	December 31,
	2019	2018
Gathering and transportation assets
Midstream assets	$186,941	$186,406
Less: Accumulated depreciation, amortization and impairment	(74,648)	(34,598)
Total gathering and transportation assets, net	$112,293	$151,808

Oil and natural gas properties consist of the following (in thousands):

	December 31,
	2019	2018
Oil and natural gas properties and related equipment
Proved property	$112,476	$112,173
Less: Accumulated depreciation, depletion, amortization and impairments	(69,541)	(65,647)
Total oil and natural gas properties and equipment, net	$42,935	$46,526

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

Our estimate of proved reserves is based on the quantities of natural gas, NGLs, and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Proved reserves are calculated based on various factors, including consideration of an independent reserve engineers’ report on proved reserves and an economic evaluation of all of our properties on a well-by-well basis. The process used to complete the estimates of proved reserves at December 31, 2019 and 2018 is described in detail in Note 20 “Supplemental Information on Oil and Natural Gas Producing Activities.”

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

Depreciation, Depletion and Amortization. Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold and proved property acquisition costs using all proved reserves. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (including wells and related equipment and facilities) are amortized on the basis of proved developed reserves.

All other properties, including the gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

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

Depreciation, depletion and amortization consisted of the following (in thousands):

	Years Ended
	December 31,
	2019	2018
Depreciation, depletion and amortization of oil and natural gas-related assets	$3,942	$4,798
Depreciation and amortization of gathering and transportation related assets	7,931	7,729
Amortization of intangible assets	13,460	13,460
Total Depreciation, depletion and amortization	$25,333	$25,987

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

On January 13, 2020, we received a written notice from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. For the year ended December 31, 2019, we recorded a non-cash charge of $32.1 million, to impair the Seco Pipeline. For the year ended December 31, 2018, we recorded no impairment charges.

Asset Retirement Obligation. As described in Note 10 “Asset Retirement Obligation,” estimated asset retirement costs are recognized when the asset is acquired or placed in service. Costs associated with oil and natural gas properties are amortized over proved developed reserves using the units-of-production method. Costs associated with gathering and transportation assets are depreciated using the straight-line method over the useful lives of the asset. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

Exploration and Dry Hole Costs. Exploration and dry hole costs represent abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs and the impairment, amortization and abandonment associated with leases on our unproved properties.  All such costs on oil and natural gas properties relating to unsuccessful exploratory wells are charged to expense as incurred. We recorded no exploration or dry hole costs for the years ended December 31, 2019 and 2018.

Materials and Supplies. Materials and supplies consist of well equipment, parts and supplies. They are valued at the lower of cost or market, using either the specific identification or first-in first-out method, depending on the inventory type. Materials and supplies are capitalized as used in the development or support of our oil and natural gas properties.

9. PROVISION FOR INCOME TAXES

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2019 and 2018 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income taxes on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner's individual tax basis in our limited partner interests.

Provision for income taxes reflects franchise tax obligations in the state of Texas (the “Texas Margin Tax”).  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal and state income tax provision (benefit) is summarized below:

	Years Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	328	64
Total current	328	64

Deferred:
Federal	—	—
State	(126)	126
Total deferred	(126)	126
Total provision for income taxes	$202	$190

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Pre-tax net book income (loss)	$(50,940)	$15,881

Texas Margin Tax (a)	126	267
Return to accrual	76	9
Valuation allowance	—	(86)
Provision for income taxes	$202	$190

Effective income tax rate	(0.40%)	1.20%
(a)

Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated (in thousands):

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Derivative assets	$(23)	$(15)
Depreciable, depletable property, plant and equipment	21	(112)
Other	2	1
Deferred tax assets (liabilities):	—	(126)
Valuation allowance	—	—
Total deferred tax assets (liabilities)	$—	$(126)

Deferred tax assets which required valuation allowances were related to assets sold in 2018.  Therefore, the valuation allowance is no longer necessary and was removed as of December 31, 2018.

As of December 31, 2019 and 2018, the Partnership had no material uncertain tax positions.

The Partnership files income tax returns in the U.S. and various state jurisdictions. The Partnership is no longer subject to examination by federal income tax authorities prior to 2016. State statutes vary by jurisdiction.

10. ASSET RETIREMENT OBLIGATION

We recognize the fair value of a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. Each period, we accrete the ARO to its then present value. The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of our oil and natural gas properties, equipment and facilities or gathering and transportation assets. Subsequently, the ARC is depreciated using the units-of-production method for production assets and the straight-line method for midstream assets. The AROs recorded by us relate to the plugging and abandonment of oil and natural gas wells and decommissioning of oil and natural gas gathering and other facilities.

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

The following table is a reconciliation of the ARO (in thousands):

	December 31,
	2019	2018
Asset retirement obligation, beginning balance	$6,200	$6,074
Liabilities added from escalating working interests	172	288
Sales	—	(613)
Revisions to cost estimates	—	(46)
Accretion expense	526	497
Asset retirement obligation, ending balance	$6,898	$6,200

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. In 2019 and 2018, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2018, obligations were sold as part of the Briggs Divestiture,  Louisiana Divestiture and Cola Divestiture.

11. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $145.2 million related to the Gathering Agreement with Sanchez Energy that was entered into as part of the Western Catarina Midstream transaction. Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15 year life of the agreement.

Amortization expense for the years ended December 31, 2019 and 2018 was $13.5 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our consolidated statement of operations. Intangible assets as of December 31, 2019 and 2018 are detailed below (in thousands):

	December 31,
	2019	2018
Beginning balance	$158,706	$172,166
Amortization	(13,460)	(13,460)
Ending balance	$145,246	$158,706

12. INVESTMENTS

In July 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that was 50% owned and operated by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of 15 years and decreases earnings from equity investments in our consolidated statements of operations. As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. See Note 5 “Fair Value Measurements” for further discussion of the earnout derivative.

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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (“the Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County Texas, to the Carnero JV, which expands the processing capacity of the Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to the Carnero JV resulting in the Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Sanchez Energy’s Comanche Asset pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the Carnero JV limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction we now record our share of earnings and losses from the Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting.  The HLBV is a balance-sheet approach that calculates the amount we would have received if the Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our consolidated statements of operations. In the event of liquidation of the Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of December 31, 2019, the Partnership had paid approximately $124.1 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on our consolidated balance sheets. For the year ended December 31, 2019, the Partnership recorded earnings of approximately $4.0 million in equity investments from the Carnero JV, which was offset by approximately $1.2 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the consolidated statements of operations.  Cash distributions of approximately $17.2 million were received during the year ended December 31, 2019.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Sales	$159,508	$321,607
Total expenses	145,837	290,073
Net income	$13,671	$31,534

13. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. This earnout has an approximate value of zero as of December 31, 2019. For the year ended December 31, 2019 payments totaling approximately $32.0 thousand were made. For the year ended December 31, 2018, natural gas received did not exceed the threshold.

14. RELATED PARTY TRANSACTIONS

Sanchez-Related Agreements

We are controlled by our general partner.  The sole member of our general partner is Manager, which has no officers. The sole manager and member of Manager is SP Capital Holdings, LLC, which has no officers.  The co-managers of SP

Capital Holdings, LLC are Antonio R. Sanchez, III, a member of and Chairman of the Board; Eduardo A. Sanchez, a member of the Board; Patricio D. Sanchez, a member of the Board and the President and Chief Operating Officer of our general partner; and their father, Antonio R. Sanchez, Jr. SP Capital Holdings, LLC is owned by Antonio R. Sanchez, III, Eduardo A. Sanchez , and Patricio D. Sanchez, along with their sister, Ana Lee Sanchez Jacobs, and Antonio R. Sanchez, Jr. In May 2014, we entered into the Services Agreement with Manager pursuant to which Manager provides services that we require to operate our business, including overhead, technical, administrative, marketing, accounting, operational, information systems, financial, compliance, insurance, and acquisition, disposition and financing services. In connection with providing services under the Services Agreement, Manager receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction. Each of these fees, not including the reimbursement of costs, is paid in cash unless Manager elects for such fee to be paid in our equity with the exception of the following modified payment terms under the Services Agreement.  In November 2019, a letter agreement was executed modifying the payment terms under the Services Agreement beginning with the fee for the quarter ended September 30, 2019.  Under the modified terms, payment is being withheld until such time as all issued and outstanding Class C Units have been redeemed.  Following the redemption of all issued and outstanding Class C Units the fee will be paid in our equity.  As of December 31, 2019, the amount owed under the Services Agreement was $4.9 million and is presented within long term accrued liabilities - related entities on the consolidated balance sheet.  If all Class C Units had been redeemed on December 31, 2019, we would issue approximately 11.4 million common units to Manager to settle the portion of the liability related to the November 2019 letter agreement.  During the years ended December 31, 2019 and 2018, we incurred costs of approximately $7.3 million and $8.6 million, respectively, to Manager under the Services Agreement. Manager utilizes SOG to provide the services under the Services Agreement. The Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless both Manager and the Partnership provide notice of termination to the other with at least 180 days’ notice.

SOG, headquartered in Houston, Texas, is a private full-service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates.  SOG has successfully built and operated extensive midstream and gathering assets associated with its aforementioned development activities. The Chairman of the Board, Antonio R. Sanchez, III, the President and Chief Operating Officer of our general partner as well as one of our directors, Patricio D. Sanchez, one of our directors, Eduardo A. Sanchez, along with their immediate family members Ana Lee Sanchez Jacobs and Antonio R. Sanchez, Jr., collectively, either directly or indirectly, own a majority of the equity interests of SOG. In addition, Antonio R. Sanchez, III and Patricio D. Sanchez are Co-Presidents of SOG; Antonio R. Sanchez, Jr. is the Chief Executive Officer and sole director of SOG; Ana Lee Sanchez Jacobs is an Executive Vice President of SOG; and Gerald F. Willinger is an Executive Vice President of SOG.

Sanchez-Related Transactions

We have entered into several transactions with Sanchez Energy since January 1, 2018.

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Sanchez Energy, pursuant to which Sanchez Energy agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). During the first five years of the term of the Gathering Agreement, Sanchez Energy is required to meet a minimum quarterly volume delivery commitment of 10,200 Bbls per day of oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments. Sanchez Energy is required to pay gathering and processing fees of $0.96 per Bbl for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through Western Catarina Midstream, in each case, subject to an annual escalation for a positive increase in the consumer price index. On June 30, 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018, and have subsequently agreed to continue the incremental infrastructure fee on a month-to-month basis. For the years ended December 31, 2019 and 2018, Sanchez Energy paid us approximately $59.1 million and $57.9 million, respectively, pursuant to the terms of the gathering and processing agreement.

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from Sanchez Energy and other producers.  For the year ended December 31, 2019, payments totaling approximately $32.0 thousand were made. For the year ended December 31, 2018, natural gas did not exceed the threshold.

In September 2017, we entered into the Seco Pipeline Transportation Agreement. For the years ended December 31, 2019 and 2018,  Sanchez Energy paid us approximately $6.8  million and $7.2 million, respectively, pursuant to the terms of that agreement. On January 13, 2020, we received a written notice from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020.

In May 2018, the Carnero JV, which is operated by Targa, received a dedication from Sanchez Energy and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Sanchez Energy’s Comanche Asset pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the joint ventures limited by the capacity of the Raptor Gas Processing Facility.

As of December 31, 2019 and 2018, the Partnership had a net receivable from related parties of approximately $6.7 million, respectively, which are included in accounts receivable – related entities in the consolidated balance sheets. As of December 31, 2019 and 2018, the Partnership also had a net payable to related parties of approximately $5.5 million, and $5.6 million, respectively. The net receivable/payable as of December 31, 2019 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation.

Sanchez Energy is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas where it has assembled approximately 415,000 gross leasehold acres (215,000 net acres).  The Chairman of the Board, Antonio R. Sanchez, III, is Sanchez Energy’s Chief Executive Officer and a member of its board of directors. A member of the Board, Eduardo A. Sanchez, is the former President of Sanchez Energy. The President and Chief Operating Officer of our general partner, Patricio D. Sanchez, who is also a member of the Board, is an Executive Vice President of Sanchez Energy. Antonio R. Sanchez, Jr., the father of Antonio R. Sanchez, III, Eduardo A. Sanchez, and Patricio D. Sanchez, is the Executive Chairman of the board of directors of Sanchez Energy. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez beneficially own 6.1%,  3.0%,  1.1% and 1.2%, respectively, of Sanchez Energy’s shares outstanding as of March 13, 2020. As of March 13, 2020, Sanchez Energy indirectly, through one of its wholly owned subsidiaries, beneficially owns approximately 11.4% of the outstanding common units of SNMP. The employees of SOG, including Kirsten A. Hink, our Chief Accounting Officer, provide services to both us and Sanchez Energy.

15. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan allows for restricted common unit grants. Restricted common unit activity under the Plan during the period is presented in the following table:

As of December 31, 2019, 840,811 common units remained available for future issuance to participants under the LTIP.

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2017	283,138	$14.64
Granted	622,534	11.94
Vested	(301,005)	13.60
Returned/Cancelled	(90,973)	12.77
Outstanding at December 31, 2018	513,694	$12.31

Granted	1,129,173	2.35
Vested	(382,690)	8.50
Returned/Cancelled	(104,710)	12.04
Outstanding at December 31, 2019	1,155,467	$3.86

In April 2019, the Partnership issued 137,613 restricted common units pursuant to the LTIP to certain directors of the Partnership’s general partner that vested immediately on the date of grant.  In March 2019, the Partnership issued 991,560 restricted common units pursuant to the LTIP to certain officers and directors of the Partnership’s general partner that vest over three years from the date of grant. The unit-based compensation expense for the awards was based on the fair value on the day before the grant date.

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

16. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units relating to the years ended December 31, 2019 and 2018.

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

The table below reflects the payment of distributions on Class B Preferred Units relating to the years ended December 31, 2019 and 2018.

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

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units (the “Class C Preferred Units”). Following the Exchange, no distribution was declared with respect to the Class B Preferred Units.

The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

	Class C Preferred	Date of	Date of	Date of
Three months ended	PIK distribution	declaration	record	distribution
June 30, 2019	939,327	August 8, 2019	August 20, 2019	August 30, 2019
September 30, 2019	1,007,820	October 30, 2019	November 29, 2019	November 20, 2019

December 31, 2019	1,039,314	February 13, 2020	February 28, 2020	February 20, 2020

17. PARTNERS’ CAPITAL

Outstanding Units

As of December 31, 2019, we had no Class B Preferred Units outstanding, 33,258,043 Class C Preferred Units outstanding and 20,087,462 common units outstanding, which included 1,155,467 unvested restricted common units issued under the LTIP.

Common Unit Issuances

The following table shows the common units issued by the Partnership in 2018 and 2019 to SP Holdings in connection with providing services under the Services Agreement:

	Common	Date of
Three months ended	units	issuance
December 31, 2017	210,978	March 15, 2018
March 31, 2018	220,214	May 31, 2018
June 30, 2018	224,342	September 10, 2018
September 30, 2018	334,010	November 30, 2018
December 31, 2018	787,750	March 8, 2019
March 31, 2019	887,269	May 23, 2019
June 30, 2019	901,741	August 2, 2019

Class B Preferred Unit Offering

On October 14, 2015, pursuant to that certain Class B Preferred Unit Purchase Agreement dated September 25, 2015 between the Partnership and Stonepeak, the Partnership sold and Stonepeak purchased 19,444,445 of the Partnership’s newly created Class B Preferred Units (the “Class B Preferred Units”) in a privately negotiated transaction for an aggregate cash purchase price of $18.00 per Class B Preferred Unit, which resulted in gross proceeds to the Partnership of $350.0 million. The Partnership used the net proceeds to pay a portion of the consideration for the Catarina Transaction, along with the payment to Stonepeak of a fee equal to 2.25% of the consideration paid for the Class B Preferred Units.

Under the terms of our partnership agreement, holders of the Class B Preferred Units received a quarterly distribution, at the election of the Board, of 10.0% per annum if paid in full in cash or 12.0% per annum if paid in part cash (8.0% per annum) and in part Class B Preferred PIK Units (4.0% per annum), as defined in the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”). Distributions were to be paid on or about the last day of each of February, May, August and November after the end of each quarter.

In accordance with the partnership agreement, on December 6, 2016, we issued an additional 9,851,996 Class B Preferred Units to Stonepeak. On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units pursuant to Section 5.10(g) of the Amended Partnership Agreement.  Pursuant to the Settlement Agreement, and in accordance with Section 5.4 of the Amended Partnership Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a privately negotiated transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit. Pursuant to the terms of the Amended Partnership Agreement, the Class B Preferred Units were convertible at any time, at the option of Stonepeak, into common units of the Partnership, subject to the requirement to convert a minimum of $17.5 million of Class B Preferred Units. The issuance of the Class B Preferred Units pursuant to the Settlement Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

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

Under the terms of the Amended Partnership Agreement, commencing with the quarter ended on September 30, 2019, the holders of the Class C Preferred Units will receive a quarterly distribution of 12.5% per annum payable in cash. To the extent that Available Cash (as defined in the Amended Partnership Agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Commencing with the quarter ending March 31, 2022, the distribution rate will increase to 14% per annum. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our consolidated statements of operations.

The Exchange was accounted for as an extinguishment with the difference between the book value of the redeemed instrument and the fair value of the new instrument being considered a deemed contribution to common equity of approximately $103.8 million. The Class C Preferred Units are accounted for as a long-term liability on the consolidated balance sheet consisting of the following (in thousands):

December 31,
2019
Class C Preferred Units
Private placement of Class C Preferred Units	$353,500
Discount	(104,250)
Amortization of discount	13,129
Distributions	19,309
Class C Preferred Units, ending balance	$281,688

Warrant

On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Warrant which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Warrant. The Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the consolidated balance sheet. Changes in the fair value of the Warrant are charged to interest expense in our consolidated statements of operations.

Earnings per Unit

Net income (loss) per common unit for the period is based on any distributions that are made to the unitholders (common units) plus an allocation of undistributed net income (loss), based on the provisions of the Amended Partnership Agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income for the period had been distributed in accordance with the Amended Partnership Agreement. Unit-based awards granted but unvested are eligible to receive distributions. The underlying unvested restricted unit awards are considered participating securities for purposes of determining net income (loss) per unit. Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the Amended Partnership Agreement. Undistributed losses are not allocated to unvested restricted unit awards as they do not participate in net losses. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The Partnership’s general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.

18. REPORTING SEGMENTS

“Midstream” and “Production” best describe the operating segments of the businesses that we separately report. The factors used to identify these reporting segments are based on the nature of the operations that are undertaken by each segment. The Midstream segment operates the gathering, processing and transportation of natural gas, NGLs and crude oil. The Production segment operates to produce crude oil and natural gas. These segments are broadly understood across the petroleum and petrochemical industries.

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Years Ended December 31,
	2019		2018
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$683	$—	$953	$—
Oil sales	9,512	—	21,272	—
Natural gas liquid sales	539	—	1,709	—
Gathering and transportation sales	—	6,825	—	6,651
Gathering and transportation lease revenues	—	59,090	—	53,025
Total segment revenues	10,734	65,915	23,934	59,676

Segment operating costs
Lease operating expenses	5,879	1,499	6,719	1,145
Transportation operating expenses	—	11,553	—	12,316
Production taxes	621	—	1,104	—
Gain on sale of assets	—	—	(3,186)	—
Depreciation, depletion and amortization	3,942	21,391	4,798	21,189
Asset impairments	—	32,119	—	—
Accretion expense	200	326	198	299
Total segment operating costs	10,642	66,888	9,633	34,949

Segment other income
Earnings from equity investments	—	2,831	—	12,859
Total segment other income	—	2,831	—	12,859
Segment operating income	$92	$1,858	$14,301	$37,586

	Years Ended
	December 31,
	2019	2018
Reconciliation of segment operating income to net income (loss)
Total production operating income	$92	$14,301
Total midstream operating income	1,858	37,586
Total segment operating income	1,950	51,887

General and administrative expense	(17,610)	(23,653)
Unit-based compensation expense	(1,351)	(1,938)
Interest expense, net	(39,789)	(10,961)
Other income	5,860	546
Income tax expense	(202)	(190)
Net income (loss)	$(51,142)	$15,691

The following table summarizes the total assets and capital expenditures by operating segment as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$45,550	$362,961	$5,929	$414,440
Capital expenditures(b)	$130	$775	$—	$905

	December 31, 2018
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$53,556	$429,523	$3,606	$486,685
Capital expenditures(b)	$11	$4,856	$—	$4,867
(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

Revenue from Sanchez Energy earned in our Midstream segment accounted for 86% and 71% of total revenue for the years ended December 31, 2019 and 2018, respectively.  Because all remaining production properties are non-operated, there are no customers in the Production segment that exceed 10% of the Partnership’s consolidated revenue.

19. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $100.3 million.

As of December 31, 2019, the Partnership had invested approximately $124.1 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Acquisitions, earnout and capital investments	$128,140	$127,899
Earnings in equity investments	25,976	23,144
Distributions received	(53,805)	(36,578)
Maximum exposure to loss	$100,311	$114,465

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

Costs

The following table sets forth our capitalized costs as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Capitalized costs at the end of the period:⁽ᵃ⁾
Oil and natural gas properties and related equipment (successful efforts method)
Proved property	$112,476	$112,173
Less: Accumulated depreciation, depletion, amortization and impairments	(69,541)	(65,647)
Oil and natural gas properties and equipment, net	$42,935	$46,526
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

The following table sets forth costs incurred for oil and natural gas producing activities for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Costs incurred for the period:
Acquisition of properties
Proved	$—	$—
Development costs	131	11
Oil and natural gas properties and equipment, net	$131	$11

The development costs for the years ended December 31, 2019 and 2018 primarily represent costs related to recompletions.

We had no exploration and dry hole costs in 2019 and 2018.

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

				Natural Gas
	Total	Oil	Natural Gas	Liquids
	(MMBoe)	(in MMBoe)	(in MMBoe)	(in MMBoe)
Net proved reserves
December 31, 2017	5,265	3,246	1,109	910
Sales of reserves in place	(1,105)	(272)	(322)	(511)
Revisions of previous estimates	(268)	(199)	(261)	192
Production	(439)	(296)	(72)	(71)
December 31, 2018	3,453	2,479	454	520
Sales of reserves in place	—	—	—	—
Revisions of previous estimates	(145)	(10)	(67)	(68)
Production	(309)	(228)	(39)	(42)
December 31, 2019	2,999	2,241	348	410

Proved developed reserves:
December 31, 2018	3,453	2,479	454	520
December 31, 2019	2,999	2,241	348	410

Reserves and Related Estimates

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.

Our year end December 31, 2019 and 2018, proved reserve estimates were 3.0 MMBoe and 3.5 MMBoe, respectively. Reserve estimates for those periods were prepared by, Ryder Scott, an independent petroleum engineering firm, and are used for the applicable disclosures in our financial statements.

Our 2019 estimates of total proved reserves decreased 0.5 MMBoe from 2018 due to production of 0.3 MMBoe and revisions of previous estimates of 0.2 MMBoe. For proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report were: $59.55 per Bbl for oil, $13.68 per Bbl for NGLs and $2.66 per Mcf for natural gas.

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

The following table summarizes the standardized measure of estimated discounted future cash flows from the oil and natural gas properties (in thousands):

	Years Ended December 31,
	2019	2018
Future cash inflows	$144,628	$186,675
Future production costs	(80,007)	(99,187)
Future estimated development costs	(3,400)	(4,043)
Future net cash flows	61,221	83,445
10% annual discount for estimated timing of cash flows	(22,871)	(31,199)
Standardized measure of discounted estimated future net cash flows related to proved oil and natural gas reserves	$38,350	$52,246

The following table summarizes the principal sources of change in the standardized measure of estimated discounted future net cash flows (in thousands):

	Years Ended December 31,
	2019	2018
Beginning of the period	$52,246	$56,697
Sales and transfers of oil and natural gas, net of production costs	(8,006)	(14,795)
Net changes in prices and production costs related to future production	(7,330)	17,392
Changes in development costs	35	207
Revisions of previous quantity estimates	(1,942)	(4,203)
Purchases and sales of reserves in place	—	(5,423)
Accretion discount	5,225	5,670
Change in production rates, timing, and other	(1,878)	(3,299)
Standardized measure of discounted future net cash flows related to proved oil and natural gas reserves	$38,350	$52,246

21. SUBSEQUENT EVENTS

On February 13, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a fourth quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, the Partnership declared an aggregate distribution of 1,039,314 Class C Preferred PIK Units, which was paid on February 28, 2020 to holders of record on February 20, 2020.

On January 13, 2020, we received written notice of termination from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020.

Since December 31, 2019, the Partnership paid $6.0 million in principal outstanding under the Credit Agreement resulting in total debt outstanding of $144.0 million under the Credit Agreement as of March 13, 2020.