Form 10-Q
period 2020-03-31
Sanchez Midstream Partners LP
filed 2020-05-11
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common units outstanding as of May 11,  2020: approximately 19,955,263 common units.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Bbl” means one barrel of 42 U.S. gallons of oil or other liquid hydrocarbons.
•	“Board” means the board of directors of our general partner.
•	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
•	“Boe/d” means one Boe per day.
•

“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.

•	“Manager” refers to SP Holdings, LLC, the sole member of our general partner.
•	“MBbl” means one thousand Bbls.
•	“MBoe” means one thousand Boe.
•	“Mcf” means one thousand cubic feet of natural gas.
•	“MMBtu” means one million British thermal units.
•	“MMcf/d” means one million cubic feet of natural gas per day.
•

“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

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

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Except for statements of historical fact, all statements in this Form 10-Q constitute forward-looking statements. Forward-looking statements may be identified by words like “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other similar expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking.

The forward-looking statements contained in this Form 10-Q are largely based on our current expectations, which reflect estimates and assumptions made by the management of our general partner. Although we believe such estimates and assumptions to be reasonable, statements made regarding future results are not guarantees of future performance and are subject to numerous assumptions, uncertainties and risks that are beyond our control. Actual outcomes and results may be materially different from the results stated or implied in such forward-looking statements included in this report. You should not put any undue reliance on any forward-looking statement. All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

•

the resolution of the pending Sanchez Energy Chapter 11 Case (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Credit Markets and Counterparty Risk”) and its impact on our business, results of operations and financial condition;

•	our ability to successfully execute our business, acquisition and financing strategies;
•

changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing pandemic caused by a novel strain of coronavirus (“COVID-19”) and related governmental responses;

•	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
•	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
•	our ability to extend, replace or refinance our Credit Agreement (defined below);
•	our ability to grow enterprise value;
•	the ability of our partners to perform under our joint ventures;
•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
•	our ability to utilize the services, personnel and other assets of Manager, pursuant to the Services Agreement (as defined below);
•	Manager’s ability to retain personnel to perform its obligations under its shared services agreement with SOG;
•	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
•	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;
•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;
•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Natural gas sales	$234	$110
Oil sales	7,187	(739)
Natural gas liquid sales	31	179
Gathering and transportation sales	785	1,683
Gathering and transportation lease revenues	12,606	16,257
Total revenues	20,843	17,490
Expenses
Operating expenses
Lease operating expenses	1,909	1,715
Transportation operating expenses	2,558	2,676
Production taxes	106	183
General and administrative expenses	3,775	4,749
Unit-based compensation expense	398	635
Depreciation, depletion and amortization	5,915	6,429
Asset impairments	23,247	—
Accretion expense	138	133
Total operating expenses	38,046	16,520
Other (income) expense
Interest expense, net	23,009	2,786
Losses (earnings) from equity investments	1,202	(1,442)
Other income	—	(46)
Total other expenses	24,211	1,298
Total expenses	62,257	17,818
Loss before income taxes	(41,414)	(328)
Income tax expense (benefit)	(73)	46
Net loss	(41,341)	(374)
Preferred unit distributions	—	(8,838)
Preferred unit amortization	—	(697)
Net loss attributable to common unitholders - Basic and Diluted	$(41,341)	$(9,909)
Net loss per unit
Common units - Basic and Diluted	$(2.18)	$(0.61)
Weighted Average Units Outstanding
Common units - Basic and Diluted	19,006,403	16,173,858

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,445	$5,099
Accounts receivable	472	133
Accounts receivable - related entities	7,720	6,719
Prepaid expenses	1,116	1,193
Fair value of commodity derivative instruments	3,714	226
Total current assets	14,467	13,370
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,471	112,476
Gathering and transportation assets	187,062	186,941
Less: accumulated depreciation, depletion, amortization and impairment	(169,973)	(144,189)
Oil and natural gas properties and equipment, net	129,560	155,228
Other assets
Intangible assets, net	141,882	145,246
Equity investments	97,494	100,311
Other non-current assets	380	285
Total assets	$383,783	$414,440

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$4,031	$5,347
Accounts payable and accrued liabilities - related entities	927	631
Royalties payable	359	359
Short-term debt, net of debt issuance costs	39,287	39,374
Fair value of commodity derivative instruments	—	985
Total current liabilities	44,604	46,696
Other liabilities
Long term accrued liabilities - related entities	6,048	4,892
Asset retirement obligation	7,036	6,898
Long-term debt, net of debt issuance costs	99,643	109,437
Class C preferred units	302,482	281,688
Other liabilities	899	629
Total other liabilities	416,108	403,544
Total liabilities	460,712	450,240
Commitments and contingencies (See Note 11)
Partners' deficit
Common units, 19,975,256 and 20,087,462 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	(76,929)	(35,800)
Total partners' deficit	(76,929)	(35,800)
Total liabilities and partners' capital	$383,783	$414,440

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(41,341)	$(374)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	2,551	3,064
Amortization of debt issuance costs	181	287
Accretion of Class C discount	8,693	—
Class C distribution accrual	12,101	—
Asset impairments	23,247	—
Accretion expense	138	133
Distributions from equity investments	1,615	4,658
Equity losses (earnings) in affiliate	1,202	(1,442)
Mark-to-market on warrant	271	—
Net (gain) loss on commodity derivative contracts	(4,948)	4,524
Net cash settlements received on commodity derivative contracts	87	477
Unit-based compensation	243	635
Gain on earnout derivative	—	(31)
Amortization of intangible assets	3,364	3,365
Changes in Operating Assets and Liabilities:
Accounts receivable	(1)	69
Accounts receivable - related entities	(1,006)	380
Prepaid expenses	77	(154)
Other assets	(108)	19
Accounts payable and accrued liabilities	(1,420)	661
Accounts payable and accrued liabilities- related entities	1,547	1,181
Other long-term liabilities	—	(9)
Net cash provided by operating activities	6,493	17,443
Cash flows from investing activities:
Development of oil and natural gas properties	5	—
Construction of gathering and transportation assets	(59)	(197)
Purchases of and contributions to equity affiliates	—	(10)
Net cash used in investing activities	(54)	(207)
Cash flows from financing activities:
Repayment of debt	(10,000)	(2,000)
Distributions to common unitholders	—	(2,471)
Class B preferred unit cash distributions	—	(8,838)
Units tendered by SOG employees for tax withholdings	(31)	—
Debt issuance costs	(62)	(6)
Net cash used in financing activities	(10,093)	(13,315)
Net increase (decrease) in cash and cash equivalents	(3,654)	3,921
Cash and cash equivalents, beginning of period	5,099	2,934
Cash and cash equivalents, end of period	$1,445	$6,855
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$62	$20
Cash paid during the period for interest	$1,767	$2,582

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)
Unit-based compensation programs	(23,387)	243	243
Units tendered by SOG employees for tax withholdings	(88,819)	(31)	(31)
Net loss	—	(41,341)	(41,341)
Partners' Deficit, March 31, 2020	19,975,256	$(76,929)	$(76,929)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Unit-based compensation programs	978,076	815	815
Issuance of common units	787,750	1,355	1,355
Cash distributions to common unitholders	—	(2,471)	(2,471)
Distributions - Class B preferred units	—	(9,535)	(9,535)
Net loss	—	(374)	(374)
Partners' Deficit, March 31, 2019	18,252,065	$(75,011)	$(75,011)

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements include the accounts of us and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our business consists of two reportable segments: Production and Midstream. Midstream includes Western Catarina Midstream (as defined in Note 9 “Intangible Assets”) and the Carnero JV (as defined in Note 10 “Investments”). Production consists of our oil and natural gas properties in Texas and Louisiana. Our management evaluates performance based on these two business segments.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 13, 2020.

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

In January 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-01 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),” which clarifies the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2020. We are currently in the process of evaluating the impact of adoption of this guidance on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements,” which modifies the disclosure requirements on fair value measurements. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. The Partnership adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. The estimates that are particularly significant to our financial statements include estimates of our reserves of natural gas, NGLs and oil; future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of derivatives; and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best judgment using the data available. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from the estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Disaggregation of Revenue

We recognized revenue of $20.8 million for the three months ended March 31, 2020. We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Midstream Segment

The Seco Pipeline Transportation Agreement is the only contract that we account for under ASC 606. On January 13, 2020, we received written notice of termination from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. The Gathering Agreement (as defined in Note 12 “Related Party Transactions”) is classified as an operating lease and is accounted for under ASC 842, Leases, and is reported as gathering and transportation lease revenue in our condensed consolidated statements of operations. Both of these contracts are further discussed in Note 12 “Related Party Transactions.”

We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 10 “Investments.”

Production Segment

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators. We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808 and revenues for these arrangements is recognized based on the information provided to us by the operators.

We additionally recognize and present changes in the fair value of our commodity derivative instruments within natural gas sales and oil sales in our consolidated statements of operations, which is accounted for under ASC 815, “Derivatives and Hedging.”

Performance Obligations

Under the Seco Pipeline Transportation Agreement, we agreed to provide transportation services of certain quantities of natural gas from the receipt point to the delivery point. Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature. We applied the series guidance and treated these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress. The Seco Pipeline Transportation Agreement required payment within 30 days following the calendar month of delivery.

The Seco Pipeline Transportation Agreement contained variable consideration in the form of volume variability. As the distinct goods or services (rather than the series) are considered for the purpose of allocating variable consideration, we have taken the optional exception under ASC 606 which is available only for wholly unsatisfied performance obligations for which the criteria in ASC 606 have been met. Under this exception, neither estimation of variable consideration nor disclosure of the transaction price allocated to the remaining performance obligations is required. Revenue is alternatively recognized in the period that control is transferred to the customer and the respective variable component of the total transaction price is resolved.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At each of March 31, 2020 and December 31, 2019, our accounts receivables from contracts with customers were $1.9 million and $1.1 million, respectively, and are presented within accounts receivable – related entities on the condensed consolidated balance sheets.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative assets	$—	$3,714	$—	$3,714
Other liabilities
Warrant	—	(900)	—	(900)
Total	$—	$2,814	$—	$2,814

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value Measurements at December 31, 2019
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative liabilities	$—	$(759)	$—	$(759)
Other liabilities
Warrant	—	(629)	—	(629)
Total	$—	$(1,388)	$—	$(1,388)

As of March 31, 2020 and December 31, 2019, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 8 “Asset Retirement Obligation.”

The following table summarizes the non-recurring fair value measurements of our production assets as of March 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$12,852
Total net assets	$—	$—	$12,852
(a)

During the quarter ended March 31, 2020, we recorded a non-cash impairment charge of $23.2 million to impair our producing oil and natural gas properties. The carrying values of the impaired properties were reduced to a fair value of $12.9 million, estimated using inputs characteristic of a Level 3 fair value measurement.

We had no non-recurring fair value measurements of our production assets as of December 31, 2019.

The fair values of oil and natural gas properties and related equipment were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties and related equipment include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; (v) estimated throughput; and (vi) a market-based weighted average cost of capital rate of 15%. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change.

Class C Preferred Units – On August 2, 2019, as part of the Exchange (as defined in Note 15 “Partners’ Capital”), Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and the Warrant (as defined in Note 15 “Partners’ Capital”) in a private placement transaction. The Class C Preferred Units were measured using valuation techniques that convert a future obligation to a single discounted amount. We have therefore classified the fair value measurements of the Class C Preferred units as Level 2 and are presented within Class C Preferred Units on the condensed consolidated balance sheets.

Seco Pipeline – As of December 31, 2019, we recorded a non-cash impairment charge of $32.1 million to impair the Seco Pipeline. The carrying value of the Seco Pipeline was reduced to a fair value of zero, estimated based on an inputs’ characteristic of a Level 3 fair value measurement.

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

Credit Agreement – We believe that the carrying value of our Credit Agreement (as defined in Note 6 “Debt”) approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms. The debt is classified as a Level 2 input in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties. The Credit Agreement is discussed further in Note 6 “Debt.”

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs. Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate. Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate derivatives as of March 31, 2020.

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

Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 10 “Investments”), we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s earnout derivative liability classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Beginning balance	$—	$(5,856)
Gain on earnout derivative	—	5,856
Ending balance	$—	$—

Gain included in earnings related to derivatives still held as of March 31, 2020 and December 31, 2019, respectively	$—	$5,856

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

As of March 31, 2020, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	50,960	$53.50	49,224	$53.50	47,624	$53.50	147,808	$53.50

Fixed Price Swaps – NYMEX (Henry Hub)

	June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	102,008	$2.85	99,136	$2.85	96,200	$2.85	297,344	$2.85

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the three months ended March 31, 2020 and the year ended December 31, 2019 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Beginning fair value of commodity derivatives	$(759)	$3,914
Net gains (losses) on crude oil derivatives	4,826	(4,031)
Net gains on natural gas derivatives	122	259
Net settlements received on derivative contracts:
Oil	(381)	(807)
Natural gas	(94)	(94)
Ending fair value of commodity derivatives	$3,714	$(759)

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Three Months Ended March 31,
Derivative Type	in Income	2020	2019
Commodity – Mark-to-Market	Oil sales	$4,826	$(4,484)
Commodity – Mark-to-Market	Natural gas sales	122	(40)
		$4,948	$(4,524)

Derivative instruments expose us to counterparty credit risk. Our commodity derivative instruments are currently contracted with three counterparties. We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of March 31, 2020 and December 31, 2019, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Earnout Derivative

Refer to Note 4 “Fair Value Measurements.”

6. DEBT

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto as amended by the Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019 (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $20.0 million (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2021. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The initial borrowing base under the Credit Agreement was $235.5 million. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of March 31, 2020, the borrowing base under the Credit Agreement was $235.5 million and we had $140.0 million of debt outstanding, consisting of $135.0 million under the Term Loan and $5.0 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $20.0 million leaving us with $15.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2020.

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

In addition, we are required to maintain the following financial covenants:

•	current assets to current liabilities, excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
•	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

At March 31, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of March 31, 2020 and December 31, 2019, our unamortized debt issuance costs were approximately $1.1 million and $1.2 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended March 31, 2020 and 2019 was approximately $0.2 million and $0.3 million, respectively.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Gathering and transportation assets
Midstream assets	$187,062	$186,941
Less: Accumulated depreciation, amortization and impairment	(76,427)	(74,648)
Total gathering and transportation assets, net	$110,635	$112,293

Oil and natural gas properties and related equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Oil and natural gas properties and related equipment
Proved property	$112,471	$112,476
Less: Accumulated depreciation, depletion, amortization and impairments	(93,546)	(69,541)
Total oil and natural gas properties and equipment, net	$18,925	$42,935

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

Depreciation, depletion and amortization consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Depreciation, depletion and amortization of oil and natural gas-related assets	$772	$1,095
Depreciation and amortization of gathering and transportation related assets	1,779	1,969
Amortization of intangible assets	3,364	3,365
Total Depreciation, depletion and amortization	$5,915	$6,429

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

At year end December 31, 2019, we recorded a non-cash impairment charge of $32.1 million to fully impair the Seco Pipeline after receiving the written notice from Sanchez Energy terminating the Seco Pipeline Transportation Agreement.

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

The following table is a reconciliation of changes in ARO for the three months ended March 31, 2020 and the year ended December 31, 2019 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Asset retirement obligation, beginning balance	$6,898	$6,200
Liabilities added from escalating working interests	—	172
Accretion expense	138	526
Asset retirement obligation, ending balance	$7,036	$6,898

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the three months ended

March 31, 2020 and the year ended December 31, 2019, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.

9. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $141.9 million related to the Gathering Agreement with Sanchez Energy that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Sanchez Energy’s approximately 106,000 net acres in Dimmit, La Salle and Webb counties, Texas (the western portion of such net acreage, “Western Catarina”). Pursuant to the 15-year agreement, Sanchez Energy tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the three months ended March 31, 2020 and 2019 was approximately $3.4 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	March 31,	December 31,
	2020	2019
Beginning balance	$145,246	$158,706
Amortization	(3,364)	(13,460)
Ending balance	$141,882	$145,246

10. INVESTMENTS

In July 2016, we completed a transaction pursuant to which we acquired from Sanchez Energy a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that was 50% owned and operated by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of 15 years and decreases earnings from equity investments in our condensed consolidated statements of operations. As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. See Note 4 “Fair Value Measurements” for further discussion of the earnout derivative.

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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (the “Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County, Texas, to the Carnero JV, which expands the processing capacity of the Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to the Carnero JV resulting in the Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Sanchez Energy and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Sanchez Energy’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage is collectively referred to as Sanchez Energy’s “Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Sanchez Energy, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II. Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the Carnero JV limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction, we now record our share of earnings and losses from the Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. The HLBV is a balance-sheet approach that calculates the amount we would have received if the Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations. In the event of liquidation of the Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of March 31, 2020, the Partnership had paid approximately $124.1 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended March 31, 2020, the Partnership recorded a loss of approximately $0.9 million in equity investments from the Carnero JV, which was compounded by approximately $0.3 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $1.6 million were received during the three months ended March 31, 2020.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales	$14,252	$57,042
Total expenses	14,606	52,159
Net income (loss)	$(354)	$4,883

11. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Sanchez Energy an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Sanchez Energy and other producers. This earnout has an approximate value of zero as of March 31, 2020. For the three months ended March 31, 2020, we made no payments to Sanchez Energy related to the earnout. For the three months ended March 31, 2019, we paid Sanchez Energy $18.9 thousand related to the earnout.

12. RELATED PARTY TRANSACTIONS

Please read the disclosure under the headings “Sanchez-Related Agreements” and “Sanchez-Related Transactions” in Note 14 “Related Party Transactions” of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for a more complete description of certain related party transactions that were entered into prior to 2020. The following is an update to such disclosure:

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Sanchez Energy pursuant to which Sanchez Energy agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). During the first five years of the term of the Gathering Agreement, Sanchez Energy is required to meet a minimum quarterly volume delivery commitment of 10,200 Bbls per day of oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments. Sanchez Energy is required to pay gathering and processing fees of $0.96 per Bbl for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through Western Catarina Midstream, in each case, subject to an annual escalation for a positive increase in the consumer price index. On June 30, 2017, we and Sanchez Energy amended the Gathering Agreement to add an incremental infrastructure fee to be paid by Sanchez Energy based on water that is delivered through the gathering system through March 31, 2018 and we and Sanchez Energy subsequently agreed to continue the incremental infrastructure fee on a month-to-month basis.

As of March 31, 2020 and December 31, 2019, the Partnership had a net receivable from related parties of approximately $7.7 million, and $6.7 million, respectively, which are included in accounts receivable – related entities on the condensed consolidated balance sheets. This includes past due receivables from Sanchez Energy related to revenue earned on the Seco Pipeline of $1.9 million, and $1.1 million, as of March 31, 2020 and December 31, 2019, respectively. We believe these receivables are valid and will be collected, and as such have recorded no reserves for uncollectable receivables. As of March 31, 2020 and December 31, 2019, the Partnership also had a net payable to related parties of approximately $7.0 million, and $5.5 million, respectively, which are included in the accounts payable and accrued liabilities – related entities and long term accrued liabilities – related entities on the condensed consolidated balance sheets. The net receivable/payable as of March 31, 2020 and December 31, 2019 consist primarily of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation and obligations for general and administrative costs.

13. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2019	1,155,467	$3.86
Vested	(241,826)	2.37
Returned/Cancelled	(112,206)	4.40
Outstanding at March 31, 2020	801,435	4.24

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

As of March 31, 2020, 953,017 common units remained available for future issuance to participants under the LTIP.

14. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the periods indicated.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2019	$0.1500	May 3, 2019	May 22, 2019	May 31, 2019

In connection with the second-quarter 2019 and the third-quarter 2019 distributions, the Board determined to establish a cash reserve to pay down a portion of the Partnership’s debt outstanding under the Credit Agreement. Following the establishment of the cash reserve, the Board determined that the Partnership did not have any available cash and, as a result, no cash distribution has been declared for the common units since the quarter ended March 31, 2019. As previously disclosed, our partnership agreement currently prohibits us from paying any distributions on our common units until we have redeemed all of the Class C Preferred Units. Following such redemption, the Credit Agreement may further limit our ability to pay distributions to unitholders.

The table below reflects the payment of distributions on Class B Preferred Units (defined below) related to the periods indicated.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2019	$0.28225	May 3, 2019	May 22, 2019	May 31, 2019

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units (the “Class C Preferred Units”). As a result, the Partnership declared a Class C Preferred PIK distribution in lieu of a distribution on the Class B Preferred Units for second-quarter 2019.

The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

	Class C Preferred	Date of	Date of	Date of
Three months ended	PIK distribution	declaration	record	distribution
June 30, 2019	939,327	August 8, 2019	August 20, 2019	August 30, 2019
September 30, 2019	1,007,820	October 30, 2019	November 29, 2019	November 20, 2019
December 31, 2019	1,039,314	February 13, 2020	February 28, 2020	February 20, 2020
March 31, 2020	1,071,793	April 29, 2020	May 20, 2020	May 29, 2020

15. PARTNERS’ CAPITAL

Outstanding Units

As of March 31, 2020, we had no Class B Preferred Units outstanding, 34,297,357 Class C Preferred Units outstanding, and 19,975,256 common units outstanding which included 801,435 unvested restricted common units issued under the LTIP.

Common Unit Issuances

The following table shows the common units issued by the Partnership in 2019  to Manager in connection with providing services under the Services Agreement:

	Common	Date of
Three months ended	units	issuance
December 31, 2018	787,750	March 8, 2019
March 31, 2019	887,269	May 23, 2019
June 30, 2019	901,741	August 2, 2019

As previously disclosed on November 8, 2019, we entered into a letter agreement with Manager providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, Manager agrees to delay receipt of its fees, not including reimbursement of costs, as a result, we have not issued any common units to Manager in connection with providing services under the Services Agreement for any quarter following the quarter ended June 30, 2019.

Class B Preferred Unit Offering

On October 14, 2015, pursuant to the Class B Preferred Unit Purchase Agreement dated September 25, 2015, by and between the Partnership and Stonepeak Catarina Holdings LLC (“Stonepeak”), the Partnership sold and Stonepeak purchased 19,444,445 of the Partnership’s newly created Class B Preferred Units (the “Class B Preferred Units”) in a private placement transaction for an aggregate cash purchase price of $18.00 per Class B Preferred Unit, which resulted in gross proceeds to the Partnership of approximately $350.0 million. The Partnership used the net proceeds to pay a portion of the consideration for the acquisition of Western Catarina Midstream, along with the payment to Stonepeak of a fee equal to 2.25% of the consideration paid for the Class B Preferred Units.

On December 6, 2016, the Partnership issued an additional 9,851,996 Class B Preferred Units to Stonepeak. On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units issued. Pursuant to the Settlement Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a private placement transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit.

The Class B Preferred Units were accounted for as mezzanine equity on our condensed consolidated balance sheets. The following table sets forth a reconciliation of the changes in mezzanine equity (in thousands):

December 31,
2019
Mezzanine equity, beginning balance	$349,857
Amortization of discount	1,708
Distributions	23,247
Distributions paid	(17,675)
Class B Preferred Unit exchange	(357,137)
Mezzanine equity, ending balance	$—

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”).

Class C Preferred Units

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and the Warrant in a private placement transaction (the “Exchange”). In connection with the Exchange, the Partnership entered into (i) the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement) to set forth the terms of the Class C Preferred Units, (ii) the Amended and Restated Registration Rights Agreement with

Stonepeak relating to the registered resale of common units issuable upon the exercise of the Warrant, and (iii) the Amended and Restated Board Representation and Standstill Agreement with Stonepeak.

Under the terms of the Amended Partnership Agreement, commencing with the quarter ended on March 31, 2020, the holders of the Class C Preferred Units receive a quarterly distribution of 12.5% per annum payable in cash. To the extent that Available Cash (as defined in the Amended Partnership Agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Commencing with the quarter ending March 31, 2022, the distribution rate will increase to 14% per annum. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations.

The Exchange was accounted for as an extinguishment with the difference between the book value of the redeemed instrument and the fair value of the new instrument being considered a deemed contribution to common equity of approximately $103.8 million. The Class C Preferred Units are accounted for as a long-term liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	March 31,	December 31,
	2020	2019
Class C Preferred Units, beginning balance	$281,688	$—
Private placement of Class C Preferred Units	—	353,500
Discount	—	(104,250)
Amortization of discount	8,693	13,129
Distributions	12,101	19,309
Class C Preferred Units, ending balance	$302,482	$281,688

Warrant

On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Warrant, which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Warrant. The Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheet. Changes in the fair value of the Warrant are charged to interest expense in our condensed consolidated statements of operations.

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Three Months Ended March 31,
	2020		2019
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$234	$—	$110	$—
Oil sales	7,187	—	(739)	—
Natural gas liquid sales	31	—	179	—
Gathering and transportation sales	—	785	—	1,683
Gathering and transportation lease revenues	—	12,606	—	16,257
Total segment revenues	7,452	13,391	(450)	17,940

Segment operating costs
Lease operating expenses	1,858	51	1,319	396
Transportation operating expenses	—	2,558	—	2,676
Production taxes	106	—	183	—
Depreciation, depletion and amortization	772	5,143	1,095	5,334
Asset impairments	23,247	—	—	—
Accretion expense	52	86	54	79
Total segment operating costs	26,035	7,838	2,651	8,485

Segment other income
Earnings (losses) from equity investments	—	(1,202)	—	1,442
Total segment other income	—	(1,202)	—	1,442
Segment operating income (loss)	$(18,583)	$4,351	$(3,101)	$10,897

	Three Months Ended
	March 31,
	2020	2019
Reconciliation of segment operating income (loss) to net loss
Total production operating loss	$(18,583)	$(3,101)
Total midstream operating income	4,351	10,897
Total segment operating income (loss)	(14,232)	7,796

General and administrative expense	(3,775)	(4,749)
Unit-based compensation expense	(398)	(635)
Interest expense, net	(23,009)	(2,786)
Other income	—	46
Income tax benefit (expense)	73	(46)
Net loss	$(41,341)	$(374)

The following table summarizes the total assets by operating segment as of March 31, 2020 and December 31, 2019 and total capital expenditures for the three months ended March 31, 2020 and the year ended December 31, 2019 (in thousands):

	March 31, 2020
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$24,243	$356,635	$2,905	$383,783
Capital expenditures(b)	$(5)	$121	$—	$116

	December 31, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$45,550	$362,961	$5,929	$414,440
Capital expenditures(b)	$130	$775	$—	$905

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

17. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $97.5 million.

As of March 31, 2020, the Partnership had invested approximately $124.1 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Acquisitions, earnout and capital investments	$128,140	$128,140
Earnings in equity investments	24,774	25,976
Distributions received	(55,420)	(53,805)
Maximum exposure to loss	$97,494	$100,311

18. SUBSEQUENT EVENTS

On April 3, 2020, the Partnership received notice (the “Notice”) from NYSE American LLC (“NYSE American”) that the Partnership is below compliance with certain of the NYSE American’s continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). The Notice provides that the NYSE American’s review of the Partnership showed that the Partnership is below compliance with Section 1003(a)(i) of the Company Guide, specifically because the Partnership reported partners’ capital of less than $2,000,000 as of December 31, 2019 and had net losses in two of its three most recent fiscal years. As required by the Company Guide and the Notice, on May 4, 2020, the Partnership submitted a plan of compliance to the NYSE American addressing how the Partnership intends to regain compliance with Section 1003(a)(i) of the Company Guide by October 3, 2021.

On April 29, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a first quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, the Partnership declared an aggregate distribution of 1,071,793 Class C Preferred PIK Units, payable on May 29, 2020 to holders of record on May 20, 2020.

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

Overview

We are a growth-oriented publicly-traded limited partnership formed in 2005 focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas. Our assets include our wholly-owned Western Catarina Midstream gathering system, our wholly-owned Seco Pipeline, and a 50% interest in the Carnero JV, a 50/50 joint venture operated by Targa that owns the Carnero Gathering Line, Raptor Gas Processing Facility, and Silver Oak II (as each term is defined in Note 10. “Investments” of our Notes to Condensed Consolidated Financial Statements), and reversionary working interests and other production assets in Texas and Louisiana. We have entered into a shared services agreement (the “Services Agreement”) with Manager, pursuant to which Manager provides operational services to us including overhead, technical, administrative, marketing, accounting, operation, information systems, financial, compliance, insurance, acquisition, disposition and financing services. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

Business Developments

COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for petrochemical and petrochemical products. The resulting governmental responses have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of OPEC+ during the first quarter 2020.

The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, including Sanchez Energy. We are dependent on Sanchez Energy as our only current customer for utilization of Western Catarina Midstream, and as our primary customer for utilization of our other midstream assets. The decline in oil prices and impact of the Sanchez Energy Chapter 11 Case have caused a negative impact on our net cash flows during the three months ended March 31, 2020. If Sanchez Energy should decide to shut-in any of the wells connected to our midstream facilities or otherwise becomes unable to make future payments under the Gathering Agreement, it could have a material and adverse impact on our business. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Please read “Item 1A. Risk Factors.”

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

Throughput Volumes

Following the acquisition of Western Catarina Midstream, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Sanchez

Energy’s approximately 106,000 net acres in Dimmit, La Salle and Webb counties, Texas, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Sanchez Energy on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Sanchez Energy from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, and throughput volumes are dependent on gas processed at the Raptor Gas Processing Facility and demand for dry gas in markets in South Texas.

Operating Expenses

Our management seeks to maximize Adjusted EBITDA, a non-GAAP financial measure, in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (which generally consists of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and natural gas production or the throughput volumes on the midstream gathering system but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results and guidance presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-Q. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(41,341)	$(374)
Adjusted by:
Interest expense, net	23,009	2,786
Income tax expense (benefit)	(73)	46
Depreciation, depletion and amortization	5,915	6,429
Asset impairments	23,247	—
Accretion expense	138	133
Unit-based compensation expense	398	635
Unit-based asset management fees	1,155	2,032
Distributions in excess of equity earnings	4,821	2,064
(Gain) loss on mark-to-market activities	(4,473)	4,803
Adjusted EBITDA	$12,796	$18,554

Significant Operational Factors

Throughput.  The following table sets forth selected throughput data pertaining to the Midstream segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Western Catarina Midstream:
Oil (MBbls/d)	8.0	14.3
Natural gas (MMcf/d)	99.8	157.1
Water (MBbls/d)	3.0	9.3
Seco Pipeline:
Natural gas (MMcf/d)	0.3	7.5

Production. Our production for the three months ended March 31, 2020, was 60 MBoe, or an average of 659 Boe/d, compared to approximately 85 MBoe, or an average of 944 Boe/d, for the three months ended March 31, 2019.

Hedging Activities.  For the three months ended March 31, 2020, the non-cash mark-to-market gain for our commodity derivatives was approximately $4.5 million, compared to a loss of approximately $4.8 million for the same period in 2019.

Recent Developments

On April 3, 2020, we received notice (the “Notice”) from NYSE American LLC (“NYSE American”) that we are below compliance with certain of the NYSE American’s continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). The Notice provides that the NYSE American’s review of the Partnership showed that we are below compliance with Section 1003(a)(i) of the Company Guide, specifically because we reported partners’ capital of less than $2,000,000 as of December 31, 2019 and had net losses in two of its three most recent fiscal years. As required by the Company Guide and the Notice, on May 4, 2020, we submitted a plan of compliance to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(i) of the Company Guide by October 3, 2021.

On April 29, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, we did not have any available cash and, as a result, there would be no cash distribution on our common units. As required by the Amended Partnership Agreement, the Board declared a first quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. Accordingly, on April 29, 2020, we declared an aggregate distribution of 1,071,793 Class C Preferred PIK Units, payable on May 29, 2020 to holders of record on May 20, 2020.

Results of Operations by Segment

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Variance
Revenues:
Gathering and transportation sales	$785	$1,683	$(898)	(53%)
Gathering and transportation lease revenues	12,606	16,257	(3,651)	(22%)
Total gathering and transportation sales	13,391	17,940	(4,549)	(25%)
Operating expenses:
Lease operating expenses	51	396	(345)	(87%)
Transportation operating expenses	2,558	2,676	(118)	(4%)
Depreciation and amortization	5,143	5,334	(191)	(4%)
Accretion expense	86	79	7	9%
Total operating expenses	7,838	8,485	(647)	(8%)
Other income:
Earnings (losses) from equity investments	(1,202)	1,442	(2,644)	(183%)
Operating income	$4,351	$10,897	$(6,546)	(60%)

Gathering and transportation sales. Gathering and transportation sales decreased approximately $0.9 million, or 53%, to approximately $0.8 million compared to approximately $1.7 million for the same period in 2019. This decrease was the result of the termination of the Seco Pipeline Transportation Agreement, which was effective February 12, 2020.

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $3.7 million, or 22%, to approximately $12.6 million compared to approximately $16.3 million for the same period in 2019. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, decreased approximately $0.3 million, or 87%, to approximately less than $0.1 million for the three months ended March 31, 2020, compared to approximately $0.4 million during the same period in 2019.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses decreased slightly by approximately $0.1 million, or 4%, to approximately $2.6 million for the three months ended March 31, 2020 compared to approximately $2.7 million for the same period in 2019.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased slightly by approximately $0.2 million, or 4%, to approximately $5.1 million for the three months ended March 31, 2020 compared to approximately $5.3 million for the same period in 2019.

Earnings from equity investments. Earnings from equity investments decreased approximately $2.6 million, or 183%, to a loss of approximately $1.2 million for the three months ended March 31, 2020, compared to earnings of approximately $1.4 million for the same period in 2019.  This decrease was primarily the result of lower throughput during the three months ended March 31, 2020.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Three Months Ended
	March 31,
	2020	2019	Variance
Revenues:
Natural gas sales at market price	$112	$150	$(38)	(25%)
Natural gas hedge settlements	94	(37)	131	NM (a)
Natural gas mark-to-market activities	28	(3)	31	NM (a)
Natural gas total	234	110	124	113%
Oil sales at market price	2,361	3,745	(1,384)	(37%)
Oil hedge settlements	381	347	34	10%
Oil mark-to-market activities	4,445	(4,831)	9,276	NM (a)
Oil total	7,187	(739)	7,926	NM (a)
NGL sales	31	179	(148)	(83%)
Total revenues	7,452	(450)	7,902	NM (a)
Operating expenses:
Lease operating expenses	1,858	1,319	539	41%
Production taxes	106	183	(77)	(42%)
Depreciation, depletion and amortization	772	1,095	(323)	(29%)
Asset impairments	23,247	—	23,247	NM (a)
Accretion expense	52	54	(2)	(4%)
Total operating expenses	26,035	2,651	23,384	NM (a)
Operating loss	$(18,583)	$(3,101)	$(15,482)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	March 31,
	2020	2019	Variance
Net production:
Natural gas (MMcf)	42	54	(12)	(22%)
Oil production (MBbl)	48	64	(16)	(25%)
NGLs (MBbl)	5	12	(7)	(58%)
Total production (MBoe)	60	85	(25)	(29%)
Average daily production (Boe/d)	659	944	(285)	(30%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.90	$2.09	$2.81	134%
Natural gas price per Mcf without hedge settlements	$2.67	$2.78	$(0.11)	(4%)
Oil price per Bbl with hedge settlements	$57.13	$63.94	$(6.81)	(11%)
Oil price per Bbl without hedge settlements	$49.19	$58.52	$(9.33)	(16%)
NGL price per Bbl without hedge settlements	$6.20	$14.92	$(8.72)	(58%)
Total price per Boe with hedge settlements	$49.65	$51.58	$(1.93)	(4%)
Total price per Boe without hedge settlements	$41.73	$47.93	$(6.20)	(13%)
Average unit costs per Boe:
Field operating expenses (a)	$32.73	$17.67	$15.06	85%
Lease operating expenses	$30.97	$15.52	$15.45	100%
Production taxes	$1.77	$2.15	$(0.38)	(18%)
Depreciation, depletion and amortization	$12.87	$12.88	$(0.01)	(0%)
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the three months ended March 31, 2020, 80% of our production was oil, 8% was NGLs and 12% was natural gas as compared to the three months ended March 31, 2019, when 75% of our production was oil, 14% was NGLs and 11% was natural gas. The production mix between the periods has remained largely consistent. Combined production decreased by 25 MBoe for the three months ended March 31, 2020, primarily due to workovers being performed during the three months ended March 31, 2020.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased approximately $1.4 million, or 37%, to approximately $2.4 million for the three months ended March 31, 2020, compared to approximately  $3.7 million for the same period in 2019.  NGL and Unhedged natural gas sales remained relatively consistent for the three months ended March 31, 2020, with no material change when compared to the same period in 2019. Total decrease in oil, natural gas and NGL sales for the three months ended March 31, 2020 was primarily the result of lower realized commodity prices and decreases in production for the same factors described under “Production” above.

Including hedges and mark-to-market activities, our total production-related revenue increased approximately $7.9 million for the three months ended March 31, 2020, compared to the same period in 2019. This increase was primarily the result of increases of approximately $9.3 million in oil and natural gas mark-to-market activities and approximately $0.2 million in settlements on oil and natural gas derivatives offset by a decrease of approximately $1.6 million in oil, natural gas and NGL sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended March 31, 2019 to the three months ended March 31, 2020 (dollars in thousands, except average sales prices and volumes):

	Q1 2020	Q1 2019	Production	Q1 2019	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	42	54	(12)	$2.78	$(33)
Oil (MBbl)	48	64	(16)	$58.52	$(936)
NGLs (MBbl)	5	12	(7)	$14.92	$(104)
Total oil equivalent (MBoe)	60	85	(25)	$47.93	$(1,073)

	Q1 2020	Q1 2019			Revenue
	Average	Average	Average Sales	Q1 2020	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$2.67	$2.78	$(0.11)	42	$(5)
Oil (MBbl)	$49.19	$58.52	$(9.33)	48	$(448)
NGLs (MBbl)	$6.20	$14.92	$(8.72)	5	$(44)
Total oil equivalent (MBoe)	$41.73	$47.93	$(6.20)	60	$(497)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended March 31, 2020 by approximately $0.3 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended March 31, 2020, the non-cash mark-to-market gain was approximately $4.5 million, compared to a loss of approximately $4.8 million for the same period in 2019. The 2019 non-cash gain resulted from lower future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $0.5 million for the three months ended March 31, 2020, compared to cash settlements received of approximately $0.3 million for the three months ended March 31, 2019.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense.  Lease operating expenses, which includes ad valorem taxes, increased $0.5 million, or 41%, to approximately $1.8 million for the three months ended March 31, 2020, compared to approximately  $1.3 million for the same period in 2019. This increase was primarily the result of workovers being performed during the three months ended March 31, 2020.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2020 decreased approximately $0.3 million to approximately $0.8 million, compared to approximately $1.1 million for the same period in 2019. This decrease is primarily the result of the natural decline of producing properties.

Impairment expense. For the three months ended March 31, 2020, our non-cash proved property impairment charge was approximately $23.2 million. We did not record impairment charges for the three months ended March 31, 2019.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Variance
Reconciliation of segment operating income to net loss
Total production operating loss	$(18,583)	$(3,101)	$(15,482)	NM (a)
Total midstream operating income	4,351	10,897	(6,546)	(60%)
Total segment operating income (loss)	(14,232)	7,796	(22,028)	NM (a)

General and administrative expense	(3,775)	(4,749)	974	(21%)
Unit-based compensation expense	(398)	(635)	237	(37%)
Interest expense, net	(23,009)	(2,786)	(20,223)	NM (a)
Other income	—	46	(46)	NM (a)
Income tax benefit (expense)	73	(46)	119	NM (a)
Net loss	$(41,341)	$(374)	$(40,967)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $1.2 million, or 22%, to approximately $4.2 million for the three months ended March 31, 2020 compared to approximately $5.4 million for the same period in 2019. The decrease was primarily the result of reduced asset management fees.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.2 million, or 37%, to approximately $0.4 million for the three months ended March 31, 2020, compared to approximately $0.6 million for the same period in 2019. This decrease was the result of a change in the Board’s compensation for 2020.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $20.2 million to approximately $23.0 million for the three months ended March 31, 2020 compared to approximately $2.8 million for the same period in 2019.  This increase was the result of the Class C Preferred Units and the Warrant being issued on August 2, 2019 and the corresponding GAAP requirement that the accrual of distributions on the Class C Preferred Units and mark-to-market impact of the Warrant be classified as charges to interest expense. Cash interest expense for the three months ended March 31, 2020 was approximately $1.8 million compared to approximately $2.6 million for the same period in 2019. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax benefit. Income tax benefit was approximately $73.0 thousand for the three months ended March 31, 2020, compared to an expense of approximately $46.0 thousand for the same period in 2019.  The change was driven by the deferred tax benefit related to the asset impairment.

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $1.4 million in cash and cash equivalents and $15.0 million available for borrowing under the Credit Agreement,  as discussed further below.

During the three months ended March 31, 2020, we paid approximately $1.8 million in cash for interest on borrowings under our Credit Agreement, of which approximately $19.0 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the three months ended March 31, 2020 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and, when we are eligible to resume cash distributions under the terms of our Amended Partnership Agreement and our Credit Agreement, quarterly cash distributions to unitholders.

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

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of March 31, 2020, the borrowing base under the Credit Agreement was $235.5 million and we had $140.0 million of debt outstanding, consisting of $135.0 million under the Term Loan and $5.0 million under the Revolving Loan. We are required to make mandatory payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $20.0 million which left us with $15.0 million in unused borrowing capacity at March 31, 2020. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2020.

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

In addition, we are required to maintain the following financial covenants:

•	current assets to current liabilities excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
•	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

Our Amended Partnership Agreement prohibits us from paying any distributions on our common units until we have redeemed all of the Class C Preferred Units. Following such redemption, the Credit Agreement further limits our ability to pay distributions to unitholders.

At March 31, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of March 31, 2020, we had $5.0 million of debt outstanding under the Revolving Loan, leaving us with $15.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2020. Our Credit Agreement matures on September 30, 2021.

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

The following tables as of March 31, 2020, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	50,960	$53.50	49,224	$53.50	47,624	$53.50	147,808	$53.50

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	June 30,		September 30,		December 31,		Total
		Average		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price	Volume	Price
2020	102,008	$2.85	99,136	$2.85	96,200	$2.85	297,344	$2.85

Operating Cash Flows

We had net cash flows provided by operating activities for the three months ended March 31, 2020 of approximately $6.5 million, compared to net cash flows provided by operating activities of approximately $17.4 million for the same period in 2019. This decrease was primarily related to the impact of lower throughput, termination of the Seco Pipeline Transportation Agreement, commodity prices and production between the periods resulting in a decrease of approximately $6.1 million.

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

Investing Activities

We had net cash flows used in investing activities for the three months ended March 31, 2020 of approximately $0.1 million compared to net cash flows used in investing activities of approximately $0.2 million for the same period in 2019, substantially all of which were related to midstream activities for both periods.

Financing Activities

Net cash flows used in financing activities was approximately $10.1 million for the three months ended March 31, 2020. During the three months ended March 31, 2020,  we repaid borrowings of $10.0 million under our Credit Agreement.

Net cash flows used in financing activities was approximately $13.3 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we distributed $8.8 million and $2.5 million to Class B Preferred Unitholders and common unitholders, respectively. Additionally, we repaid borrowings of $2.0 million under our Credit Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream business segment revenues from a single customer, Sanchez Energy, the sale of oil and natural gas and our use of derivatives. On August 11, 2019, Sanchez Energy Corporation and certain of its subsidiaries (the “SN Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Court”), jointly administered Case No. 19-34508 (the “Sanchez Energy Chapter 11 Case”). No assurances can be given as to the timing or outcome of this process. On January 13, 2020, we received written notice of termination from Sanchez Energy terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. Given our midstream focus, our primary credit exposure relates to the creditworthiness of the counterparties under our gathering and processing agreements. As of March 31, 2020, we had $1.9 million past due receivables from Sanchez Energy related to revenue earned on the Seco Pipeline. We believe these receivables are valid and will be collected, and as such have recorded no reserves for uncollectable receivables. However, any development that materially and adversely affects Sanchez Energy’s operations or financial condition could have a material adverse impact on us, including but not limited to impairment losses on fixed assets. For additional information on the risks associated with our relationships with Sanchez Energy, please read “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 13, 2020. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, no claims relating to the Sanchez Energy Chapter 11 Case have been filed against us. However, on March 13, 2020, the official committee of unsecured creditors in the Sanchez Energy Chapter 11 Case (the “Committee”) filed the Motion of the Official Committee of Unsecured Creditors for Leave, Standing, and Authority to Prosecute Claims on Behalf of the Debtors’ Estate and for Related Relief (the “Standing Motion”). In its Standing Motion, the Committee seeks, in relevant part, authority from the Court to prosecute certain identified claims against the Partnership, the general partner and Catarina Midstream, LLC (collectively, the “SNMP Parties” and the claims, the “Claims”) that, if valid, belong to Sanchez Energy. To date, the Court has not granted the Committee’s relief requested in the Standing Motion, and no Claims have been filed against the SNMP Parties.  While we believe the Claims lack merit, the Committee has threatened to file and prosecute the Claims.

On April 6, 2020, the SN Debtors filed their Joint Chapter 11 Plan of Reorganization of Sanchez Energy Corporation and Its Debtor Affiliates [ECF No. 1109] (as amended, supplemented, or otherwise modified, the “Plan”) which, among other things, sets forth the anticipated recoveries for each of the SN Debtors’ classes of creditors holding certain claims and interests against the SN Debtors.  On April 30, 2020, the Court entered an order that confirmed the Plan [ECF No. 1212].  The Plan’s Effective Date (as defined in the Plan) has not yet occurred.  Upon the Effective Date, the Claims will re-vest in, and be owned by, the Reorganized Debtors (as defined in the Plan). For additional information about the Sanchez Energy Chapter 11 Case please see https://cases.primeclerk.com/sanchezenergy and dm.epiq11.com/case/sanchez/info. Information contained on these websites, however, is not incorporated into or otherwise a part of this Form 10-Q.

Item 1A. Risk Factors

Carefully consider the risk factors under the caption “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes except as follows:

The current COVID-19 pandemic could have a materially adverse impact on our business, including our financial condition, cash flows and results of operations. We are unable to predict the extent to which the pandemic and related impacts will adversely impact our business, including our financial condition, cash flows and results of operations.

Due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and operating results could be negatively impacted due to demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders. These conditions could also have a negative impact on our liquidity due to changes in the demand for our services, including a reduction in third-party or subsidiary revenue or the inability of our customers to honor their obligations under our commercial agreements. The full impact of the COVID-19 pandemic on the economy and our business is unknown and continuously evolving. The ultimate impact on our business will depend on numerous factors, including the duration of the effects of the pandemic on the economy, governmental responses to the COVID-19 pandemic, the demand for our services, and any deterioration in the creditworthiness of our customers.

The impacts the COVID-19 pandemic could have on our business include:

•	a reduction in the availability or productivity of employees provided by SOG under the Services Agreement;
•	a delay in timing for the collections of our receivables for the services we perform;
•	an impairment of our intangible asset, equity investment or long-lived assets;
•	a decrease in our ability to grow our business through organic projects or third-party acquisitions;
•	our inability to meet the covenant requirements of the Credit Agreement;
•	an impact on our liquidity position, which could result in our inability to pay our payables timely, including required payments under the Credit Agreement; and
•	other factors discussed elsewhere in this Form 10-Q.

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition and cash flows. The COVID-19 pandemic may also have the effect of heightening some of the other risks described in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the year ended December 31, 2019.

We are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could result in even further reductions in the trading price and liquidity of our common units, which could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

Our common units are currently listed on the NYSE American. Continued listing of a security on the NYSE American is conditioned upon compliance with various continued listing standards. On April 3, 2020, we received the Notice from the NYSE American stating that we were below compliance with the continued listing standards as set forth in Section 1003(a)(i) of the Company Guide.

The Notice had no immediate effect on our listing on the NYSE American and, therefore, our common units will continue to be listed on the NYSE American, subject to our compliance with other continued listing requirements of the NYSE American. On May 4, 2020, we submitted a plan of compliance (the “Plan”) to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(i) of the Company Guide by October 3, 2021 (the period of time from May 4, 2020 to October 3, 2021 (the “Plan Period”).

By October 3, 2021, we must either be in compliance with Section 1003(a)(i) of the Company Guide or must have made progress that is consistent with the Plan during the Plan Period. In addition, during the Plan Period, we must provide quarterly updates to the NYSE American concurrent with our interim and annual SEC filings. Failure to meet the requirements to regain compliance could result in the initiation of delisting proceedings.

The Notice does not affect our business operations or our reporting obligations under the rules and regulations of the SEC, nor does the Notice conflict with or cause an event of default under any of the Company’s material agreements.

If we cannot meet the NYSE American continued listing requirements by the end of the Plan Period, or if the NYSE American is not otherwise satisfied with our progress as of the end of the Plan Period, the NYSE American may delist our common units resulting in our common units trading in the less liquid over-the-counter market, which could have an adverse effect on us and the liquidity and market price of our common units. The delisting of our common units from the NYSE American could result in even further reductions in the trading price of our common units, substantially limit the liquidity of our common units, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the NYSE American could also have other negative results, including the potential loss of confidence by vendors and employees, the loss of institutional investor interest and fewer business development opportunities. Our management is considering alternatives to ensure continued compliance with the NYSE American listing standards, but there is no assurance that we will continue to maintain compliance with the NYSE American continued listing standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No common units were purchased during the three months ended March 31, 2020.

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

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: May 11, 2020	By	/s/ Charles. C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)