Form 10-Q
period 2020-06-30
Sanchez Midstream Partners LP
filed 2020-08-12
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 001-33147

Sanchez Midstream Partners LP

(Exact name of registrant as specified in its charter)

Delaware	11-3742489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1360 Post Oak Blvd, Suite 2400 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(713) 783-8000

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partner
interests	SNMP	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ⌧

Common units outstanding as of August 12, 2020: approximately 19,953,880 common units.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Bbl” means one barrel of 42 U.S. gallons of oil or other liquid hydrocarbons.
●	“Board” means the board of directors of our general partner.
●	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
●	“Boe/d” means one Boe per day.
●	“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.
●	“Manager” refers to SP Holdings, LLC, the sole member of our general partner.
●	“MBbl” means one thousand Bbls.
●	“MBoe” means one thousand Boe.
●	“Mcf” means one thousand cubic feet of natural gas.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“MMBtu” means one million British thermal units.
●	“MMcf/d” means one million cubic feet of natural gas per day.
●	“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“our general partner” refers to Sanchez Midstream Partners GP LLC, our general partner.
●	“Sanchez Midstream Partners,” “SNMP,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Midstream Partners LP, its consolidated subsidiaries and, where the context provides, the entity in which we have a 50% or greater ownership interest.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, Manager, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SOG” refers to Sanchez Oil & Gas Corporation, an entity that provides operational support to us.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

●	the resolution of the pending Rejection Lawsuits (as defined below) and their impact on the effectiveness of the Settlement Agreement and our business, results of operations and financial condition;
●	our ability to successfully execute our business, acquisition and financing strategies;
●	changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing pandemic caused by a novel strain of coronavirus (“COVID-19”) and related governmental responses;
●	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
●	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
●	our ability to extend, replace or refinance our Credit Agreement (as defined below);
●	our ability to grow enterprise value;
●	the ability of our partners to perform under our joint ventures;
●	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
●	our ability to utilize the services, personnel and other assets of Manager, pursuant to the Services Agreement (as defined below);
●	Manager’s ability to retain personnel to perform its obligations under its shared services agreement with SOG;
●	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
●	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;
●	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;
●	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;
●	competition in the oil and natural gas industry for employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;
●	the extent to which our assets operated by others are operated successfully and economically;

●	our ability to compete with other companies in the oil and natural gas industry;
●	the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations and laws and regulations with respect to derivatives and hedging activities;
●	the use of competing energy sources and the development of alternative energy sources;
●	unexpected results of litigation filed against us;
●	disruptions due to extreme weather conditions, such as extreme rainfall, hurricanes or tornadoes;
●	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and
●	the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in our other public filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Natural gas sales	$84	$256	$318	$366
Oil sales	187	3,811	7,374	3,072
Natural gas liquid sales	70	117	101	296
Gathering and transportation sales	—	1,702	785	3,385
Gathering and transportation lease revenues	11,339	15,969	23,945	32,226
Total revenues	11,680	21,855	32,523	39,345
Expenses
Operating expenses
Lease operating expenses	1,332	2,065	3,241	3,780
Transportation operating expenses	2,355	3,048	4,913	5,724
Production taxes	44	141	150	324
General and administrative expenses	4,512	4,171	8,287	8,920
Unit-based compensation expense	725	175	1,123	810
Depreciation, depletion and amortization	5,900	6,174	11,815	12,603
Asset impairments	—	—	23,247	—
Accretion expense	140	126	278	259
Total operating expenses	15,008	15,900	53,054	32,420
Other (income) expense
Interest expense, net	23,164	2,814	46,173	5,600
Earnings from equity investments	(3,897)	(791)	(2,695)	(2,233)
Other income	(8)	(21)	(8)	(67)
Total other expenses	19,259	2,002	43,470	3,300
Total expenses	34,267	17,902	96,524	35,720
Income (loss) before income taxes	(22,587)	3,953	(64,001)	3,625
Income tax expense (benefit)	30	76	(43)	122
Net income (loss)	(22,617)	3,877	(63,958)	3,503
Less
Preferred unit paid-in-kind distributions	—	(10,605)	—	(10,605)
Preferred unit distributions	—	—	—	(8,838)
Preferred unit amortization	—	(745)	—	(1,442)
Net loss attributable to common unitholders - Basic and Diluted	$(22,617)	$(7,473)	$(63,958)	$(17,382)
Net loss per unit
Common units - Basic and Diluted	$(1.18)	$(0.42)	$(3.35)	$(1.02)
Weighted Average Units Outstanding
Common units - Basic and Diluted	19,220,593	17,684,563	19,113,498	16,968,736

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,196	$5,099
Accounts receivable	7,010	133
Accounts receivable - related entities	—	6,719
Prepaid expenses	859	1,193
Fair value of commodity derivative instruments	1,517	226
Total current assets	11,582	13,370
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,471	112,476
Gathering and transportation assets	187,075	186,941
Less: accumulated depreciation, depletion, amortization and impairment	(172,249)	(144,189)
Oil and natural gas properties and equipment, net	127,297	155,228
Other assets
Intangible assets, net	138,516	145,246
Equity investments	97,772	100,311
Other non-current assets	123	285
Total assets	$375,290	$414,440

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$5,955	$5,347
Accounts payable and accrued liabilities - related entities	60	631
Royalties payable	359	359
Short-term debt, net of debt issuance costs	39,287	39,374
Fair value of commodity derivative instruments	—	985
Total current liabilities	45,661	46,696
Other liabilities
Long term accrued liabilities - related entities	6,854	4,892
Asset retirement obligation	7,176	6,898
Long-term debt, net of debt issuance costs	89,781	109,437
Class C preferred units	324,314	281,688
Other liabilities	795	629
Total other liabilities	428,920	403,544
Total liabilities	474,581	450,240
Commitments and contingencies (See Note 11)
Partners' deficit
Common units, 19,955,263 and 20,087,462 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	(99,291)	(35,800)
Total partners' deficit	(99,291)	(35,800)
Total liabilities and partners' capital	$375,290	$414,440

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(63,958)	$3,503
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	5,085	5,873
Amortization of debt issuance costs	366	578
Accretion of Class C discount	18,046	—
Class C distribution accrual	24,580	—
Asset impairments	23,247	—
Accretion expense	278	259
Distributions from equity investments	5,234	8,164
Equity earnings in affiliate	(2,695)	(2,233)
Mark-to-market on warrant	166	—
Net (gain) loss on commodity derivative contracts	(4,178)	3,524
Net cash settlements received on commodity derivative contracts	1,660	469
Unit-based compensation	509	810
Gain on earnout derivative	—	(63)
Amortization of intangible assets	6,730	6,730
Changes in Operating Assets and Liabilities:
Accounts receivable	(6,685)	23
Accounts receivable - related entities	6,719	176
Prepaid expenses	334	(501)
Other assets	(110)	42
Accounts payable and accrued liabilities	738	2,585
Accounts payable and accrued liabilities- related entities	1,308	176
Other long-term liabilities	—	22
Net cash provided by operating activities	17,374	30,137
Cash flows from investing activities:
Development of oil and natural gas properties	5	(103)
Construction of gathering and transportation assets	(132)	(357)
Purchases of and contributions to equity affiliates	—	(242)
Net cash used in investing activities	(127)	(702)
Cash flows from financing activities:
Proceeds from issuance of debt	2,000	—
Repayment of debt	(22,000)	(8,000)
Distributions to common unitholders	—	(5,216)
Class B preferred unit cash distributions	—	(17,675)
Units tendered by SOG employees for tax withholdings	(41)	(218)
Debt issuance costs	(109)	(7)
Net cash used in financing activities	(20,150)	(31,116)
Net decrease in cash and cash equivalents	(2,903)	(1,681)
Cash and cash equivalents, beginning of period	5,099	2,934
Cash and cash equivalents, end of period	$2,196	$1,253
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$2	$82
Cash paid during the period for interest	$3,055	$5,070

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)
Unit-based compensation programs	(23,387)	243	243
Units tendered by SOG employees for tax withholdings	(88,819)	(31)	(31)
Net loss	—	(41,341)	(41,341)
Partners' Deficit, March 31, 2020	19,975,256	(76,929)	(76,929)
Unit-based compensation programs	(126)	266	266
Units tendered by SOG employees for tax withholdings	(19,867)	(11)	(11)
Net loss	—	(22,617)	(22,617)
Partners' Deficit, June 30, 2020	19,955,263	$(99,291)	$(99,291)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Unit-based compensation programs	978,076	815	815
Issuance of common units	787,750	1,355	1,355
Cash distributions to common unitholders	—	(2,471)	(2,471)
Distributions - Class B preferred units	—	(9,535)	(9,535)
Net loss	—	(374)	(374)
Partners' Deficit, March 31, 2019	18,252,065	(75,011)	(75,011)
Unit-based compensation programs	133,463	175	175
Units tendered by SOG employees for tax withholdings	(84,711)	(218)	(218)
Issuance of common units	887,269	2,034	2,034
Cash distributions to common unitholders	—	(2,745)	(2,745)
Distributions - Class B preferred units	—	(11,350)	(11,350)
Net income	—	3,877	3,877
Partners' Deficit, June 30, 2019	19,188,086	$(83,238)	$(83,238)

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

Disaggregation of Revenue

We recognized revenue of $11.7 million and $32.5 million for the three and six months ended June 30, 2020, respectively. We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Midstream Segment

The Firm Transportation Service Agreement, dated September 1, 2017, by and between Seco Pipeline, LLC and SN Catarina, LLC (the “Seco Pipeline Transportation Agreement”) is the only contract that we account for under ASC 606. On January 13, 2020, we received written notice of termination from Mesquite terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. The Gathering Agreement (as defined in Note 12 “Related Party Transactions”) is classified as an operating lease and is accounted for under ASC 842, Leases, and is reported as gathering and transportation lease revenue in our condensed consolidated statements of operations. Both of these contracts are further discussed in Note 12 “Related Party Transactions.”

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At June 30, 2020 and December 31, 2019, our accounts receivables from contracts with customers were $1.9 million and $1.1 million, respectively.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Fair Value Measurements at June 30, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative assets	$—	$1,517	$—	$1,517
Other liabilities
Warrant	—	(795)	—	(795)
Total	$—	$722	$—	$722

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

As of June 30, 2020 and December 31, 2019, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

The following table summarizes the non-recurring fair value measurements of our production assets as of June 30, 2020 (in thousands):

	Fair Value Measurements at June 30, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$12,852
Total net assets	$—	$—	$12,852
(a)	During the six months ended June 30, 2020, we recorded a non-cash impairment charge of $23.2 million to impair our producing oil and natural gas properties. The carrying values of the impaired properties were reduced to a fair value of $12.9 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Class C Preferred Units – On August 2, 2019, as part of the Exchange (as defined in Note 15 “Partners’ Capital”), Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and the Warrant (as defined in Note 15 “Partners’ Capital”) in a private placement transaction. The fair value of the Class C Preferred Units was measured using valuation techniques that convert a future obligation to a single discounted amount. Significant inputs used to determine the fair value were observable and we have therefore classified the fair value measurements of the Class C Preferred units as Level 2.

Seco Pipeline – As of December 31, 2019, we recorded a non-cash impairment charge of $32.1 million to impair the Seco Pipeline. The carrying value of the Seco Pipeline was reduced to a fair value of zero, estimated based on inputs characteristic of a Level 3 fair value measurement.

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

Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 10 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs.

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s earnout derivative liability classified as Level 3 in the fair value hierarchy (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Beginning balance	$—	$(5,856)
Gain on earnout derivative	—	5,856
Ending balance	$—	$—

Gain included in earnings related to derivatives still held as of June 30, 2020 and December 31, 2019, respectively	$—	$5,856

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

As of June 30, 2020, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	September 30,		December 31,		Total
		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price
2020	49,224	$53.50	47,624	$53.50	96,848	$53.50

Fixed Price Swaps – NYMEX (Henry Hub)

	September 30,		December 31,		Total
		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price
2020	99,136	$2.85	96,200	$2.85	195,336	$2.85

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Beginning fair value of commodity derivatives	$(759)	$3,914
Net gains (losses) on crude oil derivatives	4,027	(4,031)
Net gains on natural gas derivatives	151	259
Net settlements received on derivative contracts:
Oil	(1,692)	(807)
Natural gas	(210)	(94)
Ending fair value of commodity derivatives	$1,517	$(759)

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	in Income	2020	2019	2020	2019
Commodity – Mark-to-Market	Oil sales	$(799)	$807	$4,027	$(3,677)
Commodity – Mark-to-Market	Natural gas sales	29	193	151	153
		$(770)	$1,000	$4,178	$(3,524)

Derivative instruments expose us to counterparty credit risk. Our commodity derivative instruments are currently contracted with two counterparties. We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of June 30, 2020 and December 31, 2019, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

Earnout Derivative

Refer to Note 4 “Fair Value Measurements.”

6. DEBT

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by the Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019 (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $20.0 million (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2021. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The initial borrowing base under the Credit Agreement was $235.5 million. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of June 30, 2020, the borrowing base under the Credit Agreement was $171.2 million and we had $130.0 million of debt outstanding, consisting of $125.0 million under the Term Loan and $5.0 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $20.0 million leaving us with $15.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2020.

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

In addition, we are required to maintain the following financial covenants:

●	current assets to current liabilities, excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
●	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

At June 30, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of June 30, 2020 and December 31, 2019, our unamortized debt issuance costs were approximately $0.9 million and $1.2 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended June 30, 2020 and 2019 was approximately $0.2 million and $0.3 million, respectively. Amortization of debt issuance costs recorded during the six months ended June 30, 2020 and 2019 was approximately $0.4 million and $0.6 million, respectively.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Gathering and transportation assets
Midstream assets	$187,075	$186,941
Less: Accumulated depreciation, amortization and impairment	(78,237)	(74,648)
Total gathering and transportation assets, net	$108,838	$112,293

Oil and natural gas properties and related equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Oil and natural gas properties and related equipment
Proved property	$112,471	$112,476
Less: Accumulated depreciation, depletion, amortization and impairments	(94,012)	(69,541)
Total oil and natural gas properties and equipment, net	$18,459	$42,935

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

All other properties, including the gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation, depletion and amortization consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation, depletion and amortization of oil and natural gas-related assets	$724	$828	$1,496	$1,923
Depreciation and amortization of gathering and transportation related assets	1,810	1,981	3,589	3,950
Amortization of intangible assets	3,366	3,365	6,730	6,730
Total Depreciation, depletion and amortization	$5,900	$6,174	$11,815	$12,603

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

During the six months ended June 30, 2020, we recorded a non-cash impairment charge of $23.2 million to impair our producing oil and natural gas properties. At year end December 31, 2019, we recorded a non-cash impairment charge of $32.1 million to fully impair the Seco Pipeline after receiving the written notice from Mesquite, terminating the Seco Pipeline Transportation Agreement.

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

Inherent in the fair value calculation of AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions result in adjustments to the recorded fair value of the existing ARO, a corresponding adjustment is made to the ARC capitalized as part of the oil and natural gas properties, equipment and facilities or gathering and transportation assets.

The following table is a reconciliation of changes in ARO for the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Asset retirement obligation, beginning balance	$6,898	$6,200
Liabilities added from escalating working interests	—	172
Accretion expense	278	526
Asset retirement obligation, ending balance	$7,176	$6,898

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.

9. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance includes $138.5 million related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the six months ended June 30, 2020 and 2019 was approximately $6.7 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	June 30,	December 31,
	2020	2019
Beginning balance	$145,246	$158,706
Amortization	(6,730)	(13,460)
Ending balance	$138,516	$145,246

10. INVESTMENTS

In July 2016, we completed a transaction pursuant to which we acquired from Mesquite a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that was 50% owned and operated by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of 15 years and decreases earnings from equity investments in our condensed consolidated statements of operations. As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. See Note 4 “Fair Value Measurements” for further discussion of the earnout derivative.

In November 2016, we completed a transaction pursuant to which we acquired from Mesquite a 50% interest in Carnero Processing, LLC (“Carnero Processing”), a joint venture that was 50% owned and operated by Targa, for aggregate cash consideration of approximately $55.5 million and the assumption of remaining capital contribution commitments to Carnero Processing, estimated at approximately $24.5 million as of the date of acquisition (the “Carnero Processing Transaction”).

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (the “Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County, Texas, to the Carnero JV, which expands the processing capacity of the Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to the Carnero JV resulting in the Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage is collectively referred to as Mesquite’s “Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Mesquite, which was approved by all of the unaffiliated Comanche Asset working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II. Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the Carnero JV limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction, we now record our share of earnings and losses from the Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. The HLBV is a balance-sheet approach that calculates the amount we would have received if the Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations. In the event of liquidation of the Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of June 30, 2020, the Partnership had paid approximately $124.1 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended June 30, 2020, the Partnership recorded earnings of approximately $4.2 million in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the six months ended June 30, 2020, the Partnership recorded earnings of approximately $3.3 million in equity investments from the Carnero JV, which was offset by approximately $0.6 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $5.2 million were received during the six months ended June 30, 2020.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Sales	$37,146	$97,061
Total expenses	27,692	88,647
Net income	$9,454	$8,414

11. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of June 30, 2020. For the six months ended June 30, 2020, we made no payments to Mesquite related to the earnout. For the six months ended June 30, 2019, we paid Mesquite $32.1 thousand related to the earnout.

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

In conjunction with the acquisition of Western Catarina Midstream, we entered into a 15-year gas gathering agreement with Mesquite pursuant to which Mesquite agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina area of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”). During the first five years of the term of the Gathering Agreement, Mesquite is required to meet a minimum quarterly volume delivery commitment of 10,200 Bbls per day of oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments. Mesquite is required to pay gathering and processing fees of $0.96 per Bbl for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through Western Catarina Midstream, in each case, subject to an annual escalation for a positive increase in the consumer price index. On June 30, 2017, we and Mesquite amended the Gathering Agreement to add an incremental infrastructure fee to be paid by Mesquite based on water that is delivered through the gathering system through March 31, 2018 and we and Mesquite subsequently agreed to continue the incremental infrastructure fee on a month-to-month basis.

On June 30, 2020, the SN Debtors emerged from the SN Chapter 11 Case, with Sanchez Energy Corporation becoming a privately held corporation named Mesquite Energy, Inc. As a result, and in accordance with the terms of the Settlement Agreement, we entered into Amendment No. 2 to the Gathering Agreement (“Amendment No. 2”) to provide, among other things, (i) a new gathering & processing fee, (ii) removal of the minimum volume commitments and related deficiency fee obligations and (iii) expansion of the dedicated acreage thereunder. Amendment No. 2 will only become effective upon the satisfaction of certain closing conditions (as described in the Settlement Agreement) which have not yet occurred and may not occur at all. As of June 30, 2020, Mesquite is not considered a related party of the Partnership.

As of June 30, 2020 and December 31, 2019, the Partnership also had a net payable of approximately $6.9 million, and $5.5 million, respectively, which are included in the accounts payable and accrued liabilities – related entities and long term accrued liabilities  – related entities on the condensed consolidated balance sheets. The payables as of June 30, 2020 and December 31, 2019 consist primarily of obligations for general and administrative costs and costs associated with transportation. The Partnership had a net receivable of zero and approximately $6.7 million as of June 30, 2020 and December 31, 2020, respectively. These amounts are included in accounts receivable – related entities on the condensed consolidated balance sheets and primarily consist of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation pursuant to the terms of the Settlement Agreement, $1.9 million of past due receivables from Mesquite were waived by the Partnership, this receivable will be reclassified as a contract asset upon the satisfaction of certain closing conditions (as described in the Settlement Agreement) which have not yet occurred and may not occur at all.

13. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2019	1,155,467	$3.86
Vested	(291,318)	4.01
Returned/Cancelled	(132,073)	5.55
Outstanding at June 30, 2020	732,076	$3.49

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

As of June 30, 2020, 973,010 common units remained available for future issuance to participants under the LTIP.

14. DISTRIBUTIONS TO UNITHOLDERS

The table below reflects the payment of cash distributions on common units related to the periods indicated.

	Distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2019	$0.1500	May 3, 2019	May 22, 2019	May 31, 2019

Beginning with the determination of the distribution for the second-quarter 2019, the Board determined to establish a cash reserve to pay down a portion of the Partnership’s debt outstanding under the Credit Agreement. Following the establishment of the cash reserve, each quarter since the first-quarter 2019, the Board has determined that the Partnership did not have any available cash and, as a result, no cash distribution has been declared for the common units since the quarter ended March 31, 2019. As previously disclosed, our partnership agreement currently prohibits us from paying any distributions on our common units until we have redeemed all of the Class C Preferred Units. Following such redemption, the Credit Agreement may further limit our ability to pay distributions to unitholders.

The table below reflects the payment of distributions on Class B Preferred Units (defined below) related to the periods indicated.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2019	$0.28225	May 3, 2019	May 22, 2019	May 31, 2019

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units (the “Class C Preferred Units”). As a result, the Partnership paid a distribution on the Class C Preferred Units in Class C Preferred PIK Units in lieu of a distribution on the Class B Preferred Units for second-quarter 2019.

The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

	Class C Preferred	Date of	Date of	Date of
Three months ended	PIK distribution	declaration	record	distribution
June 30, 2019	939,327	August 8, 2019	August 20, 2019	August 30, 2019
September 30, 2019	1,007,820	October 30, 2019	November 29, 2019	November 20, 2019
December 31, 2019	1,039,314	February 13, 2020	February 28, 2020	February 20, 2020
March 31, 2020	1,071,793	April 29, 2020	May 20, 2020	May 29, 2020
June 30, 2020	1,105,286	July 31, 2020	August 20, 2020	August 31, 2020

15. PARTNERS’ CAPITAL

Outstanding Units

As of June 30, 2020, we had no Class B Preferred Units outstanding, 35,369,150 Class C Preferred Units outstanding, and 19,955,263 common units outstanding which included 732,076 unvested restricted common units issued under the LTIP.

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

On December 6, 2016, the Partnership issued an additional 9,851,996 Class B Preferred Units to Stonepeak. On January 25, 2017, the Partnership and Stonepeak entered into a Settlement Agreement and Mutual Release (the “Stonepeak Settlement Agreement”) to

settle a dispute arising from the calculation of an adjustment to the number of Class B Preferred Units issued. Pursuant to the Stonepeak Settlement Agreement, the Partnership issued 1,704,446 Class B Preferred Units to Stonepeak in a private placement transaction as partial consideration for the Settlement Agreement, with the “Class B Preferred Unit Price” being established at $11.29 per Class B Preferred Unit.

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

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”) in a private placement transaction (the “Exchange”).

Class C Preferred Units

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

Under the terms of the Amended Partnership Agreement, commencing with the quarter ended on September 30, 2019, the holders of the Class C Preferred Units receive a quarterly distribution of 12.5% per annum payable in cash. To the extent that Available Cash (as defined in the Amended Partnership Agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Commencing with the quarter ending March 31, 2022, the distribution rate will increase to 14% per annum. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations.

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

	June 30,	December 31,
	2020	2019
Class C Preferred Units, beginning balance	$281,688	$—
Private placement of Class C Preferred Units	—	353,500
Discount	—	(104,250)
Amortization of discount	18,046	13,129
Distribution accrual	24,580	19,309
Class C Preferred Units, ending balance	$324,314	$281,688

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Three Months Ended June 30,
	2020		2019
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$84	$—	$256	$—
Oil sales	187	—	3,811	—
Natural gas liquid sales	70	—	117	—
Gathering and transportation sales	—	—	—	1,702
Gathering and transportation lease revenues	—	11,339	—	15,969
Total segment revenues	341	11,339	4,184	17,671

Segment operating costs
Lease operating expenses	1,110	222	1,688	377
Transportation operating expenses	—	2,355	—	3,048
Production taxes	44	—	141	—
Depreciation, depletion and amortization	724	5,176	828	5,346
Accretion expense	52	88	46	80
Total segment operating costs	1,930	7,841	2,703	8,851

Segment other income
Earnings from equity investments	—	3,897	—	791
Total segment other income	—	3,897	—	791
Segment operating income (loss)	$(1,589)	$7,395	$1,481	$9,611

	Six Months Ended June 30,
	2020		2019
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$318	$—	$366	$—
Oil sales	7,374	—	3,072	—
Natural gas liquid sales	101	—	296	—
Gathering and transportation sales	—	785	—	3,385
Gathering and transportation lease revenues	—	23,945	—	32,226
Total segment revenues	7,793	24,730	3,734	35,611

Segment operating costs
Lease operating expenses	2,968	273	3,007	773
Transportation operating expenses	—	4,913	—	5,724
Production taxes	150	—	324	—
Depreciation, depletion and amortization	1,496	10,319	1,923	10,680
Asset impairments	23,247	—	—	—
Accretion expense	104	174	100	159
Total segment operating costs	27,965	15,679	5,354	17,336

Segment other income
Earnings from equity investments	—	2,695	—	2,233
Total segment other income	—	2,695	—	2,233
Segment operating income (loss)	$(20,172)	$11,746	$(1,620)	$20,508

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of segment operating income (loss) to net income (loss)
Total production operating income (loss)	$(1,589)	$1,481	$(20,172)	$(1,620)
Total midstream operating income	7,395	9,611	11,746	20,508
Total segment operating income (loss)	5,806	11,092	(8,426)	18,888

General and administrative expenses	(4,512)	(4,171)	(8,287)	(8,920)
Unit-based compensation expense	(725)	(175)	(1,123)	(810)
Interest expense, net	(23,164)	(2,814)	(46,173)	(5,600)
Other income	8	21	8	67
Income tax benefit (expense)	(30)	(76)	43	(122)
Net income (loss)	$(22,617)	$3,877	$(63,958)	$3,503

The following table summarizes the total assets by operating segment as of June 30, 2020 and December 31, 2019 and total capital expenditures for the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	June 30, 2020
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$22,128	$350,749	$2,413	$375,290
Capital expenditures(b)	$(5)	$134	$—	$129

	December 31, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$45,550	$362,961	$5,929	$414,440
Capital expenditures(b)	$130	$775	$—	$905

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

17. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $97.8 million.

As of June 30, 2020, the Partnership had invested approximately $124.1 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Acquisitions, earnout and capital investments	$128,140	$128,140
Earnings in equity investments	28,671	25,976
Distributions received	(59,039)	(53,805)
Maximum exposure to loss	$97,772	$100,311

18. SUBSEQUENT EVENTS

On July 10, 2020, Kirsten A. Hink, the Chief Accounting Officer of our general partner informed the Board of Directors of our general partner (the “Board”) of her resignation to be deemed effective as of June 30, 2020. Ms. Hink’s decision to resign from her role as Chief Accounting Officer of our general partner was not due to any disagreement with our general partner, the Board or the

Partnership, rather it is due to the resolution of the SN Chapter 11 Case. Ms. Hink is serving as Vice President and Controller of Mesquite and will no longer hold any roles with our general partner.

On July 31, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a second quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. The aggregate distribution of 1,105,286 Class C Preferred PIK Units is payable on August 31, 2020 to holders of record on August 20, 2020.

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

Recent Developments

Settlement Agreement

On June 6, 2020 the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement. On June 30, 2020, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2 to the Gathering Agreement (“Amendment No. 2”),(ii) that certain Firm Transportation Service Agreement, dated as of June 30, 2020, by and between Seco Pipeline, LLC and SN Catarina, LLC, a wholly owned subsidiary of Mesquite (the “Seco Catarina Agreement”), and (iii) that certain Firm Transportation Service Agreement, dated as of June 30, 2020, by and between Seco Pipeline, LLC and SN EF Maverick, LLC, a wholly owned subsidiary of Mesquite (the “Seco Comanche Agreement”). Each such agreement will become effective only upon satisfaction of certain closing conditions described in the Settlement Agreement.

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed a complaint (collectively, the “Rejection Lawsuits”) against Mesquite and certain of its subsidiaries requesting, among other things, that the Bankruptcy Court not approve the rejection of certain commercial agreements, as set forth in the Settlement Agreement, in connection with Mesquite’s Comanche Asset. The commercial agreements contemplated by the Settlement Agreement including, among others, Amendment No. 2, the Seco Catarina Agreement and the Seco Comanche Agreement, will not become effective, until, among other things, the Rejection Lawsuits have been resolved in favor of Mesquite and certain of its subsidiaries and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits. If the Rejection Lawsuits are not resolved by October 1, 2020, then the parties to the Settlement Agreement may terminate the Settlement Agreement pursuant to its terms.

COVID-19

In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for petrochemical and petrochemical products. The resulting governmental responses have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of OPEC+ during the first quarter of 2020.

The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, including Mesquite. We are dependent on Mesquite as our only current customer for utilization of Western Catarina Midstream, and as our primary customer for utilization of our other midstream assets. The decline in oil prices and impact of the SN Chapter 11 Case have caused a negative impact on our net cash flows during the six months ended June 30, 2020. If Mesquite should decide to shut-in any of the wells connected to our midstream facilities or otherwise becomes unable to make future payments under the Gathering Agreement, it could have a material and adverse impact on our business. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Please read “Item 1A. Risk Factors.”

How We Evaluate Our Operations

We evaluate our business on the basis of the following key measures:

●	our throughput volumes on gathering systems upon acquiring those assets;
●	our operating expenses; and
●	our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “–Non-GAAP Financial Measures–Adjusted EBITDA”).

Throughput Volumes

Following the acquisition of Western Catarina Midstream, our management began to analyze our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Mesquite on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Mesquite from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Seco Pipeline throughput volumes are dependent on gas processed at the Raptor Gas Processing Facility and demand for dry gas in markets in South Texas.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(22,617)	$3,877	$(63,958)	$3,503
Adjusted by:
Interest expense, net	23,164	2,814	46,173	5,600
Income tax expense (benefit)	30	76	(43)	122
Depreciation, depletion and amortization	5,900	6,174	11,815	12,603
Asset impairments	—	—	23,247	—
Accretion expense	140	126	278	259
Unit-based compensation expense	725	175	1,123	810
Unit-based asset management fees	806	1,839	1,961	3,871
Distributions in excess of equity earnings	(1,507)	3,412	3,314	5,476
(Gain) loss on mark-to-market activities	2,197	(974)	(2,276)	3,829
Adjusted EBITDA	$8,838	$17,519	$21,634	$36,073

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the Midstream segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Western Catarina Midstream:
Oil (MBbls/d)	7.8	11.5	7.9	12.9
Natural gas (MMcf/d)	97.8	137.8	98.8	147.5
Water (MBbls/d)	3.9	5.0	3.4	7.1
Seco Pipeline:
Natural gas (MMcf/d)	—	0.2	0.2	3.8

Production. Our production for the three months ended June 30, 2020, was 61 MBoe, or an average of 670 Boe/d, compared to approximately 66 MBoe, or an average of 725 Boe/d, for the three months ended June 30, 2019. Our production for the six months ended June 30, 2020, was 121 MBoe, or an average of 665 Boe/d, compared to approximately 151 MBoe, or an average of 834 Boe/d, for the six months ended June 30, 2019.

Hedging Activities. For the three months ended June 30, 2020, the non-cash mark-to-market loss for our commodity derivatives was approximately $2.2 million, compared to a gain of approximately $0.9 million for the same period in 2019. For the six months ended June 30, 2020, the non-cash mark-to-market gain for our commodity derivatives was approximately $2.3 million, compared to a loss of approximately $3.9 million for the same period in 2019.

Subsequent Events

On July 10, 2020, Kirsten A. Hink, the Chief Accounting Officer of our general partner informed the Board of Directors of our general partner (the “Board”) of her resignation to be deemed effective as of June 30, 2020. Ms. Hink’s decision to resign from her role as Chief Accounting Officer of our general partner was not due to any disagreement with our general partner, the Board or the Partnership, rather it is due to Sanchez Energy s emergence from the SN Chapter 11 Case (as defined below). Ms. Hink is serving as Vice President and Controller of Mesquite and will no longer hold any roles with our general partner

On July 31, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. As required by the Amended Partnership Agreement, the Board declared a second quarter distribution on the Class C Preferred Units payable 100% in Class C Preferred PIK Units. The aggregate distribution of 1,105,286 Class C Preferred PIK Units is payable on August 31, 2020 to holders of record on August 20, 2020.

Results of Operations by Segment

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Variance
Revenues:
Gathering and transportation sales	$—	$1,702	$(1,702)	(100%)
Gathering and transportation lease revenues	11,339	15,969	(4,630)	(29%)
Total gathering and transportation sales	11,339	17,671	(6,332)	(36%)
Operating expenses:
Lease operating expenses	222	377	(155)	(41%)
Transportation operating expenses	2,355	3,048	(693)	(23%)
Depreciation and amortization	5,176	5,346	(170)	(3%)
Accretion expense	88	80	8	10%
Total operating expenses	7,841	8,851	(1,010)	(11%)
Other income:
Earnings from equity investments	3,897	791	3,106	393%
Operating income	$7,395	$9,611	$(2,216)	(23%)

Gathering and transportation sales. Gathering and transportation sales decreased approximately $1.7 million, or 100%, to zero for the three months ended June 30, 2020. This decrease was the  result of the termination of the Seco Pipeline Transportation Agreement, which was effective February 12, 2020.

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $4.6 million, or 29%, to approximately $11.3 million for the three months ended June 30, 2020, compared to approximately $16.0 million for the same period in 2019. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, decreased approximately $0.2 million, or 41%, to approximately $0.2 million for the three months ended June 30, 2020, compared to approximately $0.4 million during the same period in 2019. This decrease was primarily the result of reduced ad valorem taxes associated with the Seco Pipeline.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses decreased by approximately $0.7 million, or 23%, to approximately $2.4 million for the three months ended June 30, 2020 compared to approximately $3.0 million for the same period in 2019. This decrease was due to the nature of operating expenses being dependent on throughput.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased slightly by approximately $0.2 million, or 3%, to approximately $5.2 million for the three months ended June 30, 2020, compared to approximately $5.3 million for the same period in 2019.

Earnings from equity investments. Earnings from equity investments increased approximately $3.1 million, or 393%, to approximately $3.9 million for the three months ended June 30, 2020, compared to earnings of approximately $0.8 million for the same period in 2019. This increase was primarily the result of annual deficiency fees charged to producers during the three months ended June 30, 2020.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Three Months Ended
	June 30,
	2020	2019	Variance
Revenues:
Natural gas sales at market price	$55	$63	$(8)	(13%)
Natural gas hedge settlements	116	24	92	NM (a)
Natural gas mark-to-market activities	(87)	169	(256)	NM (a)
Natural gas total	84	256	(172)	(67%)
Oil sales at market price	986	3,004	(2,018)	(67%)
Oil hedge settlements	1,311	34	1,277	NM (a)
Oil mark-to-market activities	(2,110)	773	(2,883)	NM (a)
Oil total	187	3,811	(3,624)	NM (a)
NGL sales	70	117	(47)	(40%)
Total revenues	341	4,184	(3,843)	NM (a)
Operating expenses:
Lease operating expenses	1,110	1,688	(578)	(34%)
Production taxes	44	141	(97)	(69%)
Depreciation, depletion and amortization	724	828	(104)	(13%)
Accretion expense	52	46	6	13%
Total operating expenses	1,930	2,703	(773)	(29%)
Operating loss	$(1,589)	$1,481	$(3,070)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	June 30,
	2020	2019	Variance
Net production:
Natural gas (MMcf)	38	45	(7)	(16%)
Oil production (MBbl)	48	49	(1)	(2%)
NGLs (MBbl)	7	9	(2)	(22%)
Total production (MBoe)	61	66	(5)	(8%)
Average daily production (Boe/d)	670	725	(55)	(8%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.50	$1.93	$2.57	133%
Natural gas price per Mcf without hedge settlements	$1.45	$1.40	$0.05	4%
Oil price per Bbl with hedge settlements	$47.85	$62.00	$(14.15)	(23%)
Oil price per Bbl without hedge settlements	$20.54	$61.31	$(40.77)	(66%)
NGL price per Bbl without hedge settlements	$10.00	$13.00	$(3.00)	(23%)
Total price per Boe with hedge settlements	$41.61	$49.12	$(7.51)	(15%)
Total price per Boe without hedge settlements	$18.21	$48.24	$(30.03)	(62%)
Average unit costs per Boe:
Field operating expenses (a)	$18.92	$27.71	$(8.79)	(32%)
Lease operating expenses	$18.20	$25.58	$(7.38)	(29%)
Production taxes	$0.72	$2.14	$(1.42)	(66%)
Depreciation, depletion and amortization	$11.87	$12.55	$(0.68)	(5%)
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the three months ended June 30, 2020, 79% of our production was oil, 11% was NGLs and 10% was natural gas as compared to the three months ended June 30, 2019, when 74% of our production was oil, 14% was NGLs and 12% was natural gas. The production mix between the periods has remained largely consistent. Combined production decreased by 5 MBoe for the three months ended June 30, 2020. This decrease was due to natural declines in production.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased approximately $2.0 million, or 67%, to approximately $1.0 million for the three months ended June 30, 2020, compared to approximately $3.0 million for the same period in 2019. NGL and unhedged natural gas sales remained relatively consistent for the three months ended June 30, 2020, with no material change when compared to the same period in 2019. The total decrease in oil, natural gas and NGL sales for the three months ended June 30, 2020 were primarily the result of lower realized commodity prices and decreases in production.

Including hedges and mark-to-market activities, our total production-related revenue decreased approximately $3.8 million for the three months ended June 30, 2020, compared to the same period in 2019. This decrease was primarily the result of an approximately $3.1 million loss on oil and natural gas mark-to-market activities and a decrease of approximately $2.0 million in unhedged oil sales offset by an increase of approximately $1.4 million in oil and natural gas hedge settlements.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended June 30, 2019 to the three months ended June 30, 2020 (dollars in thousands, except average sales prices and volumes):

	Q2 2020	Q2 2019	Production	Q2 2019	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	38	45	(7)	$1.40	$(10)
Oil (MBbl)	48	49	(1)	$61.31	$(61)
NGLs (MBbl)	7	9	(2)	$13.00	$(26)
Total oil equivalent (MBoe)	61	66	(5)	$48.24	$(97)

	Q2 2020	Q2 2019			Revenue
	Average	Average	Average Sales	Q2 2020	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$1.45	$1.40	$0.05	38	$2
Oil (MBbl)	$20.54	$61.31	$(40.77)	48	$(1,957)
NGLs (MBbl)	$10.00	$13.00	$(3.00)	7	$(21)
Total oil equivalent (MBoe)	$18.21	$48.24	$(30.03)	61	$(1,976)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended June 30, 2020 by approximately $0.1 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended June 30, 2020, the non-cash mark-to-market loss was approximately $2.2 million, compared to a gain of approximately $0.9 million for the same period in 2019. The 2020 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $1.4 million for the three months ended June 30, 2020, compared to cash settlements received of approximately $0.1 million for the three months ended June 30, 2019.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, decreased approximately $0.6 million, or 34%, to approximately $1.1 million for the three months ended June 30, 2020, compared to approximately $1.7 million for the same period in 2019. This decrease was primarily the result of reduced workover activity during the three months ended June 30, 2020 compared to the same period in 2019.

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

Our depreciation, depletion and amortization expense for the three months ended June 30, 2020 decreased approximately $0.1 million to approximately $0.7 million, compared to approximately $0.8 million for the same period in 2019. This decrease is primarily the result of reduced depletion from the $23.2 million proved property impairment charge taken in the first quarter 2020.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Variance
Reconciliation of segment operating income to net income (loss)
Total production operating income (loss)	$(1,589)	$1,481	$(3,070)	NM (a)
Total midstream operating income	7,395	9,611	(2,216)	(23%)
Total segment operating income	5,806	11,092	(5,286)	NM (a)

General and administrative expenses	(4,512)	(4,171)	(341)	8%
Unit-based compensation expense	(725)	(175)	(550)	314%
Interest expense, net	(23,164)	(2,814)	(20,350)	NM (a)
Other income	8	21	(13)	NM (a)
Income tax expense	(30)	(76)	46	(61%)
Net income (loss)	$(22,617)	$3,877	$(26,494)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, increased by approximately $0.9 million, or 20%, to approximately $5.2 million for the three months ended June 30, 2020 compared to approximately $4.3 million for the same period in 2019. The increase was primarily the result of legal costs incurred to advise management on the SN Chapter 11 Case and was slightly offset by a reduction in asset management fee charges under the Services Agreement due to a decline in the value of certain assets.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $20.4 million to approximately $23.2 million for the three months ended June 30, 2020 compared to approximately $2.8 million for the same period in 2019. This increase was the result of the Class C Preferred Units and the Warrant being issued on August 2, 2019 and the corresponding GAAP requirement that the accrual of distributions on the Class C Preferred Units and mark-to-market impact of the Warrant be classified as charges to interest expense. Cash interest expense for the three months ended June 30, 2020 was approximately $1.3 million compared to approximately $2.5 million for the same period in 2019. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax expense. Income tax expense was approximately $30.6 thousand for the three months ended June 30, 2020, compared to an expense of approximately $75.6 thousand for the same period in 2019. The decrease resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating revenues over the comparable periods.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Variance
Revenues:
Gathering and transportation sales	$785	$3,385	$(2,600)	(77%)
Gathering and transportation lease revenues	23,945	32,226	(8,281)	(26%)
Total gathering and transportation sales	24,730	35,611	(10,881)	(31%)
Operating costs:
Lease operating expenses	273	773	(500)	(65%)
Transportation operating expenses	4,913	5,724	(811)	(14%)
Depreciation and amortization	10,319	10,680	(361)	(3%)
Accretion expense	174	159	15	9%
Total operating expenses	15,679	17,336	(1,657)	(10%)
Other income:
Earnings from equity investments	2,695	2,233	462	21%
Operating income	$11,746	$20,508	$(8,762)	(43%)

Gathering and transportation sales. Gathering and transportation sales decreased approximately $2.6 million, or 77%, to approximately $0.8 million for the six months ended June 30, 2020, compared to approximately $3.4 million for the same period in 2019. This decrease was the result of the termination of the Seco Pipeline Transportation Agreement, which was effective February 12, 2020.

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $8.3 million, or 26%, to approximately $23.9 million for the six months ended June 30, 2020, compared to approximately $32.2 million for the same period in 2019. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, decreased approximately $0.5 million, or 65%, to approximately $0.3 million for the six months ended June 30, 2020, compared to approximately $0.8 million during the same period in 2019. This decrease was due to lower throughput during the period.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses decreased approximately $0.8 million, or 14%, to approximately $4.9 million for the six months ended June 30, 2020 compared to approximately $5.7 million for the same period in 2019. This decrease was due to lower throughput during the period.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased slightly by approximately $0.4 million, or 3%, to approximately $10.3 million for the six months ended June 30, 2020 compared to approximately $10.7 million for the same period in 2019.

Earnings from equity investments. Earnings from equity investments increased approximately $0.4 million, or 21%, to approximately $2.7 million for the six months ended June 30, 2020, compared to earnings of approximately $2.2 million for the same period in 2019. This increase was primarily the result of annual deficiency fees charged to producers during the six months ended June 30, 2020.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Six Months Ended
	June 30,
	2020	2019	Variance
Revenues:
Natural gas sales at market price	$167	$213	$(46)	(22%)
Natural gas hedge settlements	210	(13)	223	NM (a)
Natural gas mark-to-market activities	(59)	166	(225)	NM (a)
Natural gas total	318	366	(48)	(13%)
Oil sales	3,347	6,749	(3,402)	(50%)
Oil hedge settlements	1,692	381	1,311	NM (a)
Oil mark-to-market activities	2,335	(4,058)	6,393	NM (a)
Oil total	7,374	3,072	4,302	140%
NGL sales	101	296	(195)	(66%)
Total revenues	7,793	3,734	4,059	109%
Operating costs:
Lease operating expenses	2,968	3,007	(39)	(1%)
Production taxes	150	324	(174)	(54%)
Depreciation, depletion and amortization	1,496	1,923	(427)	(22%)
Asset impairments	23,247	—	23,247	NM (a)
Accretion expense	104	100	4	4%
Total operating expenses	27,965	5,354	22,611	422%
Operating loss	$(20,172)	$(1,620)	$(18,552)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Six Months Ended
	June 30,
	2020	2019	Variance
Net production:
Natural gas (MMcf)	80	99	(19)	(19%)
Oil production (MBbl)	96	113	(17)	(15%)
NGLs (MBbl)	12	21	(9)	(43%)
Total production (MBoe)	121	151	(30)	(20%)
Average daily production (Boe/d)	665	834	(169)	(20%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.71	$2.02	$2.69	133%
Natural gas price per Mcf without hedge settlements	$2.09	$2.15	$(0.06)	(3%)
Oil price per Bbl with hedge settlements	$52.49	$63.10	$(10.61)	(17%)
Oil price per Bbl without hedge settlements	$34.86	$59.73	$(24.87)	(42%)
NGL price per Bbl without hedge settlements	$8.42	$14.10	$(5.68)	(40%)
Total price per Boe with hedge settlements	$45.60	$50.50	$(4.90)	(10%)
Total price per Boe without hedge settlements	$29.88	$48.07	$(18.19)	(38%)
Average unit costs per Boe:
Field operating expenses (a)	$25.77	$22.06	$3.71	17%
Lease operating expenses	$24.53	$19.91	$4.62	23%
Production taxes	$1.24	$2.15	$(0.91)	(42%)
Depreciation, depletion and amortization	$12.36	$12.74	$(0.38)	(3%)
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the six months ended June 30, 2020, 79% of our production was oil, 10% was NGLs and 11% was natural gas as compared to the six months ended June 30, 2019, when 75% of our production was oil, 14% was NGLs and 11% was natural gas. The production mix between the periods has remained largely consistent. Combined production decreased by 30 MBoe for the six months ended June 30, 2020, primarily due to workovers being performed during the first half of 2020.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased approximately $3.4 million, or 50%, to approximately $3.3 million for the six months ended June 30, 2020, compared to approximately $6.7 million for the same period in 2019. NGL and unhedged natural gas sales remained relatively consistent for the six months ended June 30, 2020 and 2019. Total decreases in oil, natural gas and NGL sales for the six months ended June 30, 2020 were primarily the result of lower realized commodity prices and decreases in production for the same factors described under “Production” above.

Including hedges and mark-to-market activities, our total production-related revenue increased approximately $4.1 million for the six months ended June 30, 2020, compared to the same period in 2019. This increase was primarily the result of increases of approximately $6.2 million in oil and natural gas mark-to-market activities and approximately $1.5 million in settlements on oil and natural gas derivatives, offset by a decrease of approximately $3.4 million in oil sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the six months ended June 30, 2019 to the six months ended June 30, 2020 (dollars in thousands, except average sales prices and volumes):

	2020	2019	Production	2019	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	80	99	(19)	$2.15	$(41)
Oil (MBbl)	96	113	(17)	$59.73	$(1,015)
NGLs (MBbl)	12	21	(9)	$14.10	$(127)
Total oil equivalent (MBoe)	121	151	(30)	$48.07	$(1,183)

	2020	2019	Average		Revenue
	Average	Average	Sales Price	2020	Decrease
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$2.09	$2.15	$(0.06)	80	$(5)
Oil (MBbl)	$34.86	$59.73	$(24.86)	96	$(2,387)
NGLs (MBbl)	$8.42	$14.10	$(5.68)	12	$(68)
Total oil equivalent (MBoe)	$29.88	$48.07	$(18.19)	121	$(2,460)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the six months ended June 30, 2020 by approximately $0.4 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the six months ended June 30, 2020, the non-cash mark-to-market gain was approximately $2.3 million, compared to a loss of approximately $3.9 million for the same period in 2019. The 2020 non-cash gain resulted from lower future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $1.9 million for the six months ended June 30, 2020, compared to cash settlements received of approximately $0.4 million for the six months ended June 30, 2019.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, stayed consistent at $3.0 million for the six months ended June 30, 2020 and 2019.

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

Our depreciation, depletion and amortization expense for the six months ended June 30, 2020 decreased approximately $0.4 million to approximately $1.5 million, compared to approximately $1.9 million for the same period in 2019. This decrease is primarily the result of reduced depletion from the $23.2 million proved property impairment charge taken in the first quarter 2020.

Impairment expense. For the six months ended June 30, 2020, our non-cash proved property impairment charge was approximately $23.2 million. We did not record impairment charges for the six months ended June 30, 2019.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Variance
Reconciliation of segment operating income (loss) to net income (loss)
Total production operating loss	$(20,172)	$(1,620)	$(18,552)	NM (a)
Total midstream operating income	11,746	20,508	(8,762)	(43%)
Total segment operating income (loss)	(8,426)	18,888	(27,314)	(145%)

General and administrative expenses	(8,287)	(8,920)	633	(7%)
Unit-based compensation expense	(1,123)	(810)	(313)	39%
Interest expense, net	(46,173)	(5,600)	(40,573)	NM (a)
Other income	8	67	(59)	NM (a)
Income tax benefit (expense)	43	(122)	165	(135%)
Net income (loss)	$(63,958)	$3,503	$(67,461)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $0.3 million, or 3%, to approximately $9.4 million for the six months ended June 30, 2020 compared to approximately $9.7 million for the same period in 2019. The decrease was primarily the result of reductions in asset management fee charges under the Services Agreement due to a decline in the value of certain assets.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $40.6 million to approximately $46.2 million for the six months ended June 30, 2020 compared to approximately $5.6 million for the same period in 2019. This increase was the result of the Class C Preferred Units and the Warrant being issued on August 2, 2019 and the corresponding GAAP requirement that the accrual of distributions on the Class C Preferred Units and mark-to-market impact of the Warrant be classified as charges to interest expense. Cash interest expense for the six months ended June 30, 2020 was approximately $3.0 million compared to approximately $5.0 million for the same period in 2019. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax benefit. Income tax benefit was approximately $42.8 thousand for the six months ended June 30, 2020, compared to an expense of approximately $121.9 thousand for the same period in 2019. The decrease resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating revenues over the comparable periods.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $2.2 million in cash and cash equivalents and $15.0 million available for borrowing under the Credit Agreement, as discussed further below.

During the three months ended June 30, 2020, we paid approximately $1.3 million in cash for interest on borrowings under our Credit Agreement, of which approximately $18.2 thousand was related to the fee on undrawn commitments. During the six months ended June 30, 2020, we paid approximately $3.1 million in cash for interest on borrowings under our Credit Agreement, of which approximately $37.2 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the six months ended June 30, 2020 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and, when we are eligible to resume cash distributions under the terms of our Amended Partnership Agreement and our Credit Agreement, quarterly cash distributions to unitholders.

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

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of June 30, 2020, the borrowing base under the Credit Agreement was $171.2 million and we had $130.0 million of debt outstanding, consisting of $125.0 million under the Term Loan and $5.0 million under the Revolving Loan. We are required to make mandatory payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $20.0 million which left us with $15.0 million in unused borrowing capacity at June 30, 2020. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2020.

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

In addition, we are required to maintain the following financial covenants:

●	current assets to current liabilities excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
●	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

At June 30, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of June 30, 2020, we had $5.0 million of debt outstanding under the Revolving Loan, leaving us with $15.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2020. Our Credit Agreement matures on September 30, 2021.

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

The following tables as of June 30, 2020, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	September 30,		December 31,		Total
		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price
2020	49,224	$53.50	47,624	$53.50	96,848	$53.50

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	September 30,		December 31,		Total
		Average		Average		Average
	Volume	Price	Volume	Price	Volume	Price
2020	99,136	$2.85	96,200	$2.85	195,336	$2.85

Operating Cash Flows

We had net cash flows provided by operating activities for the six months ended June 30, 2020 of approximately $17.4 million, compared to net cash flows provided by operating activities of approximately $30.1 million for the same period in 2019. This decrease was primarily related to the impact of lower throughput, termination of the Seco Pipeline Transportation Agreement, and reduced commodity prices and production between the periods resulting in a decrease of approximately $13.0 million.

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

Investing Activities

We had net cash flows used in investing activities for the six months ended June 30, 2020 of approximately $0.1 million compared to net cash flows used in investing activities of approximately $0.7 million for the same period in 2019, substantially all of which were related to midstream activities for both periods.

Financing Activities

Net cash flows used in financing activities was approximately $20.2 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we repaid borrowings of $22.0 million under our Credit Agreement and withdrew $2.0 million under the Revolving Loan.

Net cash flows used in financing activities was approximately $31.1 million for the six months ended June 30, 2019. During this time, we distributed $17.7 million and $5.2 million to Class B Preferred Unitholders and common unitholders, respectively. Additionally, we repaid borrowings of $8.0 million under our Credit Agreement.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream business segment revenues from a single customer, Mesquite, the sale of oil and natural gas and our use of derivatives.

On August 11, 2019, the SN Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy code in the Bankruptcy Court, jointly administered under Case No. 19-34508 (the “SN Chapter 11 Case”). On January 13, 2020, we received written notice of termination from Mesquite terminating the Seco Pipeline Transportation Agreement, effective February 12, 2020. On June 30, 2020, the SN Debtors emerged from the SN Chapter 11 Case, with Sanchez Energy Company becoming a privately held corporation named Mesquite Energy, Inc. Given our midstream focus, our primary credit exposure relates to the creditworthiness of the counterparties under our gathering and processing agreements including, among other counterparties, Mesquite.

On June 6, 2020 the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, which will become effective only upon satisfaction of certain closing conditions described in the Settlement Agreement unless terminated earlier.

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed a complaint (collectively, the “Rejection Lawsuits”) against Mesquite and certain of its subsidiaries requesting, among other things, that the Bankruptcy Court not approve the rejection of certain commercial agreements, as set forth in the Settlement Agreement, in connection with Mesquite’s Comanche Asset. The commercial agreements contemplated by the Settlement Agreement that the Partnership and its subsidiaries entered into on June 30, 2020 will not become effective until, among other things, the Rejection Lawsuits have been resolved in favor of the SN Debtors and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits. If the Rejection Lawsuits are not resolved by October 1, 2020, then the parties to the Settlement Agreement may terminate the Settlement Agreement pursuant to its terms.

Any development that materially and adversely affects Mesquite’s operations or financial condition, including the failure to favorably resolve the Rejections Lawsuits or termination of the Settlement Agreement, could have a material adverse impact on us, including but not limited to impairment losses on fixed assets. For additional information on the risks associated with our relationships with Mesquite, please read “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the calculation of depletion and impairment of oil and natural gas properties, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

As of June 30, 2020, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 13, 2020. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Part 1. Item 1. Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, no claims relating to the SN Chapter 11 Case have been filed against us. However, on March 13, 2020, the official committee of unsecured creditors in the SN Chapter 11 Case (the “Committee”) filed the Motion of the Official Committee of Unsecured Creditors for Leave, Standing, and Authority to Prosecute Claims on Behalf of the Debtors’ Estate and for Related Relief (the “Standing Motion”). In its Standing Motion, the Committee sought, in relevant part, authority from the Court to prosecute certain identified claims against the Partnership, the general partner and Catarina Midstream, LLC (collectively, the “SNMP Parties” and the claims, the “Claims”) that, if valid, belong to Mesquite. The SN Debtors’ Chapter 11 plan of reorganization (the “Plan”) provided, in relevant part, that upon the SN Debtors’ emergence from the SN Chapter 11 Case, the Committee would dissolve and the authority to prosecute the Committee’s Claims would be transferred to the Reorganized Debtors (as defined in the Plan)

On June 30, 2020, the SN Debtors emerged from the SN Chapter 11 Case, with Sanchez Energy Corporation becoming a privately held corporation named Mesquite Energy, Inc. Upon emergence, the Claims re-vested, and are owned by, the Reorganized Debtors (as defined in the Plan).  Accordingly, the Committee was dissolved and no longer retains the authority to bring all or a portion of the Claims against the SNMP Parties.  Further, the Settlement Agreement contemplates, in relevant part, the settlement of the Claims between the Reorganized Debtors and the SNMP Parties.  The settlement of the Claims in accordance with the terms of the Settlement Agreement may be adversely impacted if the Bankruptcy Court does not rule in favor of the SN Debtors in the Rejection Lawsuits.

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

The impacts the COVID-19 pandemic could have on our business include:

●	a reduction in the availability or productivity of employees provided by SOG under the Services Agreement;
●	a delay in timing for the collections of our receivables for the services we perform;
●	an impairment of our intangible asset, equity investment or long-lived assets;
●	a decrease in our ability to grow our business through organic projects or third-party acquisitions;
●	our inability to meet the covenant requirements of the Credit Agreement;
●	an impact on our liquidity position, which could result in our inability to pay our payables timely, including required payments under the Credit Agreement; and
●	other factors discussed elsewhere in this Form 10-Q.

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

The Notice had no immediate effect on our listing on the NYSE American and, therefore, our common units will continue to be listed on the NYSE American, subject to our compliance with other continued listing requirements of the NYSE American. On May 4, 2020, we submitted a plan of compliance (the “Plan”) to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(i) of the Company Guide by October 3, 2021. On June 25, 2020 the Partnership received a letter from the NYSE American stating that the Partnership’s Plan has been accepted and that the Partnership had been granted a plan period through October 3,2021 (the period of time from May 4, 2020 to October 3, 2021 (the “Plan Period”).

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

The failure of the Bankruptcy Court to approve the rejection of the certain commercial agreements underlying the Rejection Lawsuits, or termination of the Settlement Agreement, could adversely affect our business, financial condition, results of operations, operating cash flows and any ability to pay cash distributions.

On June 6, 2020, the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2, (ii) the Seco Catarina Agreement, and (iii) the Seco Comanche Agreement. Each of the agreements that were entered into on June 30, 2020 pursuant to the Settlement Agreement will become effective upon satisfaction of certain closing conditions described in the Settlement Agreement.

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed the Rejection Lawsuits. The commercial agreements contemplated by the Settlement Agreement that the Partnership and its subsidiaries entered into on June 30, 2020 will not become effective until, among other things, the Rejection Lawsuits have been resolved and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuit in favor of the SN Debtors. If the Rejection Lawsuits are not resolved by October 1, 2020, then the parties to the Settlement Agreement may terminate the Settlement Agreement pursuant to its terms.

The failure of the Bankruptcy Court to approve the rejection of the certain commercial agreements underlying the Rejection Lawsuits, or the termination of the Settlement Agreement could adversely affect our business, financial condition, results of operations, operating cash flows and any ability to pay cash distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No common units were purchased during the three months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Settlement Agreement, dated as of June 6, 2020, by and among Sanchez Energy Corporation, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC, Catarina Midstream, LLC, Carnero G&P LLC, Seco Pipeline, LLC, Sanchez Midstream Partners LP, Sanchez Midstream Partners GP, LLC, SP Holdings, LLC, and TPL SouthTex Processing Company LP. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on June 11, 2020, File No. 001-33147).

10.2

Amendment Agreement, dated as of June 14, 2020, by and among Sanchez Energy Corporation, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC, SN UR Holdings, LLC, Catarina Midstream, LLC, Carnero G&P LLC, Seco Pipeline, LLC, Sanchez Midstream Partners LP, Sanchez Midstream Partners GP, LLC, SP Holdings, LLC, and TPL SouthTex Processing Company LP. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on June 18, 2020, File No. 001-33147).

10.3*

Amendment No. 2 to Firm Gathering and Processing Agreement, dated as of June 30, 2020, by and between SN Catarina, LLC and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on July 7, 2020, File No. 001-33147).

10.4*

Firm Transportation Service Agreement, dated as of June 30, 2020, by and between Seco Pipeline, LLC and SN Catarina, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on July 7, 2020, File No. 001-33147).

10.5*

Firm Transportation Service Agreement, dated as of June 30, 2020, by and between Seco Pipeline, LLC and SN EF Maverick, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on July 7, 2020, File No. 001-33147).

31.1**	Certification of Principal Executive Officer of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer of Sanchez Midstream Partners GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer of Sanchez Midstream Partners GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

*	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Sanchez Midstream Partners LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: August 12, 2020	By	/s/ Charles. C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)