Form 10-Q
period 2020-09-30
Sanchez Midstream Partners LP
filed 2020-11-16
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common units outstanding as of November 16, 2020: approximately 19,953,880 common units.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Bbl” means one barrel of 42 U.S. gallons of oil or other liquid hydrocarbons.
●	“Board” means the board of directors of our general partner.
●	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
●	“Boe/d” means one Boe per day.
●	“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.
●	“Manager” refers to SP Holdings, LLC, the sole member of our general partner.
●	“MBbl” means one thousand Bbls.
●	“MBoe” means one thousand Boe.
●	“Mcf” means one thousand cubic feet of natural gas.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“MMBtu” means one million British thermal units.
●	“MMcf/d” means one million cubic feet of natural gas per day.
●	“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“our general partner” refers to Sanchez Midstream Partners GP LLC, our general partner.
●	“Sanchez Midstream Partners,” “SNMP,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Sanchez Midstream Partners LP, its consolidated subsidiaries and, where the context provides, the entity in which we have a 50% or greater ownership interest.
●	“SEC” means the United States Securities and Exchange Commission.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, Manager, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SOG” refers to Sanchez Oil & Gas Corporation, an entity that provides operational support to us.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Natural gas sales	$16	$177	$334	$543
Oil sales	1,755	4,769	9,129	7,841
Natural gas liquid sales	69	115	170	411
Gathering and transportation sales	—	1,720	785	5,105
Gathering and transportation lease revenues	10,670	14,135	34,615	46,361
Total revenues	12,510	20,916	45,033	60,261
Expenses
Operating expenses
Lease operating expenses	1,148	2,105	4,389	5,885
Transportation operating expenses	2,198	2,752	7,111	8,476
Production taxes	112	165	262	489
General and administrative expenses	2,693	4,317	10,980	13,237
Unit-based compensation expense	779	271	1,902	1,081
Depreciation, depletion and amortization	5,553	6,441	17,368	19,044
Asset impairments	—	—	23,247	—
Accretion expense	144	132	422	391
Total operating expenses	12,627	16,183	65,681	48,603
Other (income) expense
Interest expense, net	24,015	12,141	70,188	17,741
Earnings from equity investments	441	(780)	(2,254)	(3,013)
Other income	(2)	(31)	(10)	(98)
Total other expenses	24,454	11,330	67,924	14,630
Total expenses	37,081	27,513	133,605	63,233
Loss before income taxes	(24,571)	(6,597)	(88,572)	(2,972)
Income tax expense	46	213	3	335
Net loss	(24,617)	(6,810)	(88,575)	(3,307)
Less
Preferred unit paid-in-kind distributions	—	(3,804)	—	(14,409)
Preferred unit distributions	—	—	—	(8,838)
Preferred unit amortization	—	(266)	—	(1,708)
Deemed distribution	—	103,773	—	103,773
Net income (loss) attributable to common unitholders – Basic	(24,617)	92,893	(88,575)	75,511
Mark-to-market on warrant	—	3,097	—	3,097
Net income (loss) attributable to common unitholders – Basic and Diluted	$(24,617)	$95,990	$(88,575)	$78,608
Net income (loss) per unit
Common units – Basic	$(1.28)	$4.99	$(4.62)	$4.31
Common units – Diluted	$(1.28)	$4.54	$(4.62)	$4.13
Weighted Average Units Outstanding
Common units – Basic	19,264,636	18,617,385	19,164,245	17,500,886
Common units – Diluted	19,264,636	21,141,065	19,164,245	19,011,877

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,192	$5,099
Accounts receivable	7,289	133
Accounts receivable – related entities	—	6,719
Prepaid expenses	800	1,193
Fair value of commodity derivative instruments	642	226
Total current assets	10,923	13,370
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,471	112,476
Gathering and transportation assets	187,110	186,941
Less: accumulated depreciation, depletion, amortization and impairment	(174,437)	(144,189)
Oil and natural gas properties and equipment, net	125,144	155,228
Other assets
Intangible assets, net	135,153	145,246
Equity investments	94,941	100,311
Other non-current assets	107	285
Total assets	$366,268	$414,440

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$4,984	$5,347
Accounts payable and accrued liabilities – related entities	—	631
Royalties payable	359	359
Short-term debt, net of debt issuance costs	122,232	39,374
Fair value of commodity derivative instruments	—	985
Total current liabilities	127,575	46,696
Other liabilities
Long term accrued liabilities – related entities	7,114	4,892
Asset retirement obligation	7,320	6,898
Long-term debt, net of debt issuance costs	—	109,437
Class C preferred units	347,246	281,688
Other liabilities	607	629
Total other liabilities	362,287	403,544
Total liabilities	489,862	450,240
Commitments and contingencies (See Note 11)
Partners’ deficit
Common units, 19,953,880 and 20,087,462 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	(123,594)	(35,800)
Total partners’ deficit	(123,594)	(35,800)
Total liabilities and partners’ capital	$366,268	$414,440

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(88,575)	$(3,307)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	7,275	8,949
Amortization of debt issuance costs	553	872
Accretion of Class C discount	28,110	5,050
Class C distribution accrual	37,448	7,575
Asset impairments	23,247	—
Accretion expense	422	391
Distributions from equity investments	7,624	12,368
Equity earnings in affiliate	(2,254)	(3,013)
Mark-to-market on warrant	(22)	(3,097)
Net (gain) loss on commodity derivative contracts	(4,008)	2,272
Net cash settlements received on commodity derivative contracts	2,394	813
Unit-based compensation	823	1,081
Gain on earnout derivative	—	(94)
Amortization of intangible assets	10,093	10,095
Changes in Operating Assets and Liabilities:
Accounts receivable	(6,994)	(23)
Accounts receivable – related entities	6,719	(354)
Prepaid expenses	393	(456)
Other assets	(96)	62
Accounts payable and accrued liabilities	(300)	6,034
Accounts payable and accrued liabilities- related entities	1,591	(925)
Other long-term liabilities	—	53
Net cash provided by operating activities	24,443	44,346
Cash flows from investing activities:
Development of oil and natural gas properties	5	(131)
Construction of gathering and transportation assets	(182)	(955)
Purchases of and contributions to equity affiliates	—	(242)
Net cash used in investing activities	(177)	(1,328)
Cash flows from financing activities:
Proceeds from issuance of debt	7,000	—
Repayment of debt	(34,000)	(18,000)
Distributions to common unitholders	—	(5,216)
Class B preferred unit cash distributions	—	(17,675)
Units tendered by SOG employees for tax withholdings	(41)	(218)
Debt issuance costs	(132)	(209)
Net cash used in financing activities	(27,173)	(41,318)
Net decrease in cash and cash equivalents	(2,907)	1,700
Cash and cash equivalents, beginning of period	5,099	2,934
Cash and cash equivalents, end of period	$2,192	$4,634
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$13	$467
Cash paid during the period for income taxes	$243	$129
Cash paid during the period for interest	$4,259	$7,404

See accompanying notes to condensed consolidated financial statements.

SANCHEZ MIDSTREAM PARTNERS LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners’ Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)
Unit-based compensation programs	(23,387)	243	243
Units tendered by SOG employees for tax withholdings	(88,819)	(31)	(31)
Net loss	—	(41,341)	(41,341)
Partners’ Deficit, March 31, 2020	19,975,256	(76,929)	(76,929)
Unit-based compensation programs	(126)	266	266
Units tendered by SOG employees for tax withholdings	(19,867)	(11)	(11)
Net loss	—	(22,617)	(22,617)
Partners’ Deficit, June 30, 2020	19,955,263	(99,291)	(99,291)
Unit-based compensation programs	(1,383)	314	314
Net loss	—	(24,617)	(24,617)
Partners' Deficit, September 30, 2020	19,953,880	$(123,594)	$(123,594)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Unit-based compensation programs	978,076	815	815
Issuance of common units	787,750	1,355	1,355
Cash distributions to common unitholders	—	(2,471)	(2,471)
Distributions - Class B preferred units	—	(9,535)	(9,535)
Net loss	—	(374)	(374)
Partners' Deficit, March 31, 2019	18,252,065	(75,011)	(75,011)
Unit-based compensation programs	133,463	175	175
Units tendered by SOG employees for tax withholdings	(84,711)	(218)	(218)
Issuance of common units	887,269	2,034	2,034
Cash distributions to common unitholders	—	(2,745)	(2,745)
Distributions - Class B preferred units	—	(11,350)	(11,350)
Net income	—	3,877	3,877
Partners' Deficit, June 30, 2019	19,188,086	(83,238)	(83,238)
Preferred unit exchange	—	103,773	103,773
Unit-based compensation programs	—	271	271
Issuance of common units	901,741	1,839	1,839
Distributions - Class B preferred units	—	(4,070)	(4,070)
Net loss	—	(6,810)	(6,810)
Partners' Capital, September 30, 2019	20,089,827	$11,765	$11,765

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting policies used by us conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements include the accounts of us and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our business consists of two reportable segments: Production and Midstream. Midstream includes Western Catarina Midstream (as defined in Note 9 “Intangible Assets”), the Carnero JV (as defined in Note 10 “Investments”) and Seco Pipeline (as defined in Note 4 “Fair Value Measurements”). Production consists of our oil and natural gas properties in Texas and Louisiana. Our management evaluates performance based on these two business segments.

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

In January 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-01 “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815),” which clarifies the interaction among the accounting standards for equity securities, equity method investments and certain derivatives. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2020. We are currently in the process of evaluating the impact of adoption of this guidance on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. Additionally, in November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which changed the effective date for certain issuers to annual and interim periods in fiscal years beginning after December 15, 2022, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption of this guidance on our condensed consolidated financial statements.

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

Disaggregation of Revenue

We recognized revenue of $12.5 million and $45.0 million for the three and nine months ended September 30, 2020. We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Midstream Segment

The Firm Transportation Service Agreement, dated September 1, 2017, by and between Seco Pipeline, LLC and SN Catarina, LLC (the “Seco Pipeline Transportation Agreement”) is the only contract that we account for under ASC 606. On January 13, 2020, we received written notice of termination from Mesquite terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. The Gathering Agreement (as defined in Note 12 “Related Party Transactions”) is classified as an operating lease and is accounted for under ASC 842, Leases, and is reported as gathering and transportation lease revenues in our condensed consolidated statements of operations.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At September 30, 2020 and December 31, 2019, our accounts receivables from contracts with customers were $1.9 million and $1.1 million, respectively.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Fair Value Measurements at September 30, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Commodity derivative instrument
Derivative assets	$—	$642	$—	$642
Other liabilities
Warrant	—	(607)	—	(607)
Total	$—	$35	$—	$35

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

As of September 30, 2020 and December 31, 2019, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

The following table summarizes the non-recurring fair value measurements of our production assets as of September 30, 2020 (in thousands):

	Fair Value Measurements at September 30, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$12,852
Total net assets	$—	$—	$12,852
(a)	During the nine months ended September 30, 2020, we recorded a non-cash impairment charge of $23.2 million to impair our producing oil and natural gas properties. The carrying values of the impaired properties were reduced to a fair value of $12.9 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Seco Pipeline – As of December 31, 2019, we recorded a non-cash impairment charge of $32.1 million to impair a 100% owned and operated 30-mile natural gas pipeline with 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas (the “Seco Pipeline”). The carrying value of the Seco Pipeline was reduced to a fair value of zero, estimated based on inputs characteristic of a Level 3 fair value measurement.

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

The following table sets forth a reconciliation of changes in the fair value of the Partnership’s earnout derivative liability classified as Level 3 in the fair value hierarchy (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Beginning balance	$—	$(5,856)
Gain on earnout derivative	—	5,856
Ending balance	$—	$—

Gain included in earnings related to derivatives still held as of September 30, 2020 and December 31, 2019, respectively	$—	$5,856

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

As of September 30, 2020, we had the following derivative contracts in place for the periods indicated, all of which are accounted for as mark-to-market activities:

Fixed Price Basis Swaps – West Texas Intermediate (WTI)

	December 31,
		Average
	Volume	Price
2020	47,624	$53.50

Fixed Price Swaps – NYMEX (Henry Hub)

	December 31,
		Average
	Volume	Price
2020	96,200	$2.85

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the nine months ended September 30, 2020 and the year ended December 31, 2019 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Beginning fair value of commodity derivatives	$(759)	$3,914
Net gains (losses) on crude oil derivatives	3,912	(4,031)
Net gains on natural gas derivatives	96	259
Net settlements received on derivative contracts:
Oil	(2,311)	(807)
Natural gas	(296)	(94)
Ending fair value of commodity derivatives	$642	$(759)

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	in Income	2020	2019	2020	2019
Commodity – Mark-to-Market	Oil sales	$(115)	$1,195	$3,912	$(2,482)
Commodity – Mark-to-Market	Natural gas sales	(55)	57	96	210
		$(170)	$1,252	$4,008	$(2,272)

Derivative instruments expose us to counterparty credit risk. Our commodity derivative instruments are currently contracted with two counterparties. We generally execute commodity derivative instruments under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty. If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net cash settled at the time of election. We include a measure of counterparty credit risk in our estimates of the fair values of derivative instruments. As of September 30, 2020 and December 31, 2019, the impact of non-performance credit risk on the valuation of our derivative instruments was not significant.

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

The Credit Agreement is a current liability that matures on September 30, 2021. We expect to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The initial borrowing base under the Credit Agreement was $235.5 million. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of September 30, 2020, the borrowing base under the Credit Agreement was $142.1 million and we had $123.0 million of debt outstanding, consisting of $115.0 million under the Term Loan and $8.0 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $20.0 million leaving us with $12.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2020.

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

At September 30, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

As disclosed in Note 18 “Subsequent Events,” following the end of the quarter ended September 30, 2020 and effective November 6, 2020, the Partnership entered into the Credit Agreement Amendment. Please read Note 18 “Subsequent Events” below for a more detailed description of the Amended Credit Agreement.

Debt Issuance Costs

As of September 30, 2020 and December 31, 2019, our unamortized debt issuance costs were approximately $0.8 million and $1.2 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended September 30, 2020 and 2019 was approximately $0.2 million and $0.3 million, respectively. Amortization of debt issuance costs recorded during the nine months ended September 30, 2020 and 2019 was approximately $0.6 million and $0.9 million, respectively.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Gathering and transportation assets
Midstream assets	$187,110	$186,941
Less: Accumulated depreciation, amortization and impairment	(80,067)	(74,648)
Total gathering and transportation assets, net	$107,043	$112,293

Oil and natural gas properties and related equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Oil and natural gas properties and related equipment
Proved property	$112,471	$112,476
Less: Accumulated depreciation, depletion, amortization and impairments	(94,370)	(69,541)
Total oil and natural gas properties and equipment, net	$18,101	$42,935

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

Depreciation, depletion and amortization consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation, depletion and amortization of oil and natural gas-related assets	$360	$1,077	$1,856	$3,000
Depreciation and amortization of gathering and transportation related assets	1,830	1,999	5,419	5,949
Amortization of intangible assets	3,363	3,365	10,093	10,095
Total Depreciation, depletion and amortization	$5,553	$6,441	$17,368	$19,044

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets. Oil and natural gas properties are reviewed for impairment on a field-by-field basis when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. The cash flow estimates are based upon third-party reserve reports using future expected oil and natural gas prices adjusted for basis differentials. Other inputs, besides reserves, used to determine the fair values of proved properties include estimates of: (i) future operating and development costs; (ii) future commodity prices; and (iii) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are the most sensitive and subject to change. Cash flow estimates for impairment testing exclude derivative instruments.

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

During the nine months ended September 30, 2020, we recorded a non-cash impairment charge of $23.2 million to impair our producing oil and natural gas properties. During the year ended December 31, 2019, we recorded a non-cash impairment charge of $32.1 million to fully impair the Seco Pipeline after receiving the written notice from Mesquite of its intention to terminate the Seco Pipeline Transportation Agreement.

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

The following table is a reconciliation of changes in ARO for the nine months ended September 30, 2020 and the year ended December 31, 2019 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Asset retirement obligation, beginning balance	$6,898	$6,200
Liabilities added from escalating working interests	—	172
Accretion expense	422	526
Asset retirement obligation, ending balance	$7,320	$6,898

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.

9. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of September 30, 2020 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the nine months ended September 30, 2020 and 2019 was approximately $10.1 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	September 30,	December 31,
	2020	2019
Beginning balance	$145,246	$158,706
Amortization	(10,093)	(13,460)
Ending balance	$135,153	$145,246

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

As of September 30, 2020, the Partnership had paid approximately $124.1 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended September 30, 2020, the Partnership recorded a loss of approximately $0.1 million in equity investments from the Carnero JV, which was compounded by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the nine months ended September 30, 2020, the Partnership recorded earnings of approximately $3.1 million in equity investments from the Carnero JV, which was offset by approximately $0.9 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $7.6 million were received during the nine months ended September 30, 2020.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Sales	$55,578	$130,588
Total expenses	44,965	118,586
Net income	$10,613	$12,002

11. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of September 30, 2020. For the nine months ended September 30, 2020, we made no payments to Mesquite related to the earnout. For the nine months ended September 30, 2019, we paid Mesquite $32.1 thousand related to the earnout.

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

As of September 30, 2020 and December 31, 2019, the Partnership also had a net payable of approximately $7.1 million, and $5.5 million, respectively, which are included in the accounts payable and accrued liabilities – related entities and long term accrued liabilities – related entities on the condensed consolidated balance sheets. The payables as of September 30, 2020 and December 31, 2019 consist primarily of obligations for general and administrative costs and costs associated with transportation. The Partnership had a net receivable of zero and approximately $6.7 million as of September 30, 2020 and December 31, 2019, respectively. These amounts are included in accounts receivable – related entities on the condensed consolidated balance sheets and primarily consist of revenues receivable from oil and natural gas production and transportation, offset by costs associated with that production and transportation.  Pursuant to the terms of the Settlement Agreement, $1.9 million of past due receivables from Mesquite will be waived by the Partnership, this receivable will be reclassified as a contract asset upon the satisfaction of certain closing conditions (as described in the Settlement Agreement) which have not yet occurred and may not occur at all.

13. UNIT-BASED COMPENSATION

The Sanchez Midstream Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2019	1,155,467	$3.86
Vested	(338,840)	5.14
Returned/Cancelled	(133,456)	5.61
Outstanding at September 30, 2020	683,171	$2.68

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

As of September 30, 2020, 974,393 common units remained available for future issuance to participants under the LTIP.

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

On November 16, 2020, the Partnership and Stonepeak entered into a letter agreement wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The aggregate distribution of 22,274,869 common units (the “Stonepeak Common Distribution Units”) is payable to Stonepeak following the satisfaction of certain issuance conditions, including, among other things, the delivery by the Partnership of a fully executed supplemental listing application from the NYSE American approving the issuance of the Stonepeak Common Distribution Units and the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Stonepeak Common Distribution Units. See Note 18 “Subsequent Events” for further discussion of the Stonepeak Common Distribution Units.

15. PARTNERS’ CAPITAL

Outstanding Units

As of September 30, 2020, we had no Class B Preferred Units outstanding, 36,474,436 Class C Preferred Units outstanding, and 19,953,880 common units outstanding which included 683,171 unvested restricted common units issued under the LTIP.

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

	September 30,	December 31,
	2020	2019
Class C Preferred Units, beginning balance	$281,688	$—
Private placement of Class C Preferred Units	—	353,500
Discount	—	(104,250)
Accretion of discount	28,110	13,129
Distribution accrual	37,448	19,309
Class C Preferred Units, ending balance	$347,246	$281,688

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Three Months Ended September 30,
	2020		2019
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$16	$—	$177	$—
Oil sales	1,755	—	4,769	—
Natural gas liquid sales	69	—	115	—
Gathering and transportation sales	—	—	—	1,720
Gathering and transportation lease revenues	—	10,670	—	14,135
Total segment revenues	1,840	10,670	5,061	15,855

Segment operating costs
Lease operating expenses	891	257	1,636	469
Transportation operating expenses	—	2,198	—	2,752
Production taxes	112	—	165	—
Depreciation, depletion and amortization	360	5,193	1,077	5,364
Accretion expense	55	89	49	83
Total segment operating costs	1,418	7,737	2,927	8,668

Segment other income
Earnings from equity investments	—	(441)	—	780
Total segment other income	—	(441)	—	780
Segment operating income	$422	$2,492	$2,134	$7,967

	Nine Months Ended September 30,
	2020		2019
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$334	$—	$543	$—
Oil sales	9,129	—	7,841	—
Natural gas liquid sales	170	—	411	—
Gathering and transportation sales	—	785	—	5,105
Gathering and transportation lease revenues	—	34,615	—	46,361
Total segment revenues	9,633	35,400	8,795	51,466

Segment operating costs
Lease operating expenses	3,859	530	4,643	1,242
Transportation operating expenses	—	7,111	—	8,476
Production taxes	262	—	489	—
Depreciation, depletion and amortization	1,856	15,512	3,000	16,044
Asset impairments	23,247	—	—	—
Accretion expense	159	263	149	242
Total segment operating costs	29,383	23,416	8,281	26,004

Segment other income
Earnings from equity investments	—	2,254	—	3,013
Total segment other income	—	2,254	—	3,013
Segment operating income (loss)	$(19,750)	$14,238	$514	$28,475

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reconciliation of segment operating income (loss) to net loss
Total production operating income (loss)	$422	$2,134	$(19,750)	$514
Total midstream operating income	2,492	7,967	14,238	28,475
Total segment operating income (loss)	2,914	10,101	(5,512)	28,989

General and administrative expenses	(2,693)	(4,317)	(10,980)	(13,237)
Unit-based compensation expense	(779)	(271)	(1,902)	(1,081)
Interest expense, net	(24,015)	(12,141)	(70,188)	(17,741)
Other income	2	31	10	98
Income tax expense	(46)	(213)	(3)	(335)
Net loss	$(24,617)	$(6,810)	$(88,575)	$(3,307)

The following table summarizes the total assets by operating segment as of September 30, 2020 and December 31, 2019 and total capital expenditures for the nine months ended September 30, 2020 and the year ended December 31, 2019 (in thousands):

	September 30, 2020
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$21,981	$342,449	$1,838	$366,268
Capital expenditures(b)	$(5)	$182	$—	$177

	December 31, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$45,550	$362,961	$5,929	$414,440
Capital expenditures(b)	$130	$775	$—	$905

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

17. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $94.9 million.

As of September 30, 2020, the Partnership had invested approximately $124.1 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Acquisitions, earnout and capital investments	$128,140	$128,140
Earnings in equity investments	28,230	25,976
Distributions received	(61,429)	(53,805)
Maximum exposure to loss	$94,941	$100,311

18. SUBSEQUENT EVENTS

Class C Preferred Unit Distribution in Common Units

On November 11, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. Section 5.9(b)(ii) of the Amended Partnership Agreement requires that the quarterly distribution on the Class C Preferred Units be paid in cash, Class C Preferred PIK Units or a combination thereof. On November 16, 2020, the Partnership and Stonepeak entered into a letter agreement (the “Stonepeak Letter Agreement”) wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Stonepeak Letter Agreement and the transactions completed therein, including the distribution for the three months ended September 30, 2020, (the “Letter Agreement Transactions”), was referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to the Amended Partnership Agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. The aggregate distribution of 22,274,869 common units (the “Stonepeak Common Distribution Units”) is payable to Stonepeak following the satisfaction of certain issuance conditions, including, among other things, the delivery by the Partnership of a fully executed supplemental listing application from the NYSE American approving the issuance of the Stonepeak Common Distribution Units and the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Stonepeak Common Distribution Units.

Credit Agreement Amendment

On November 6, 2020, the Partnership, as borrower, entered into that certain Tenth Amendment to the Third Amended and Restated Credit Agreement with the guarantors party thereto, Royal Bank of Canada, as administrative agent and collateral agent (the “Agent”) and the lenders party thereto (each a “Lender”) (the “Credit Agreement Amendment” and the Third Amended and Restated Credit Agreement, as amended by the Tenth Amendment, the “Amended Credit Agreement”). Pursuant to the Credit Agreement Amendment, the parties thereto agreed to, among other things: (a) amend the initial aggregate commitment amount under the first lien revolving credit facility to reduce such amount to $17.5 million, including a further limitation on such amount to $15.0 million through May 14, 2021; (b) amend the conditions precedent to the obligations of any Lender to make a Loan (as defined in the Amended Credit Agreement) to provide that through May 14, 2021, a Borrowing Base Deficiency (as defined in the Amended Credit Agreement) may exist; (c) amend the annual financial statements and annual budget affirmative covenant to provide that the Partnership’s audited annual financial statements as reported on by the Partnership’s independent public accountants may be delivered with a “going concern” or like qualification or exception, if such qualification or exception results from (i) any actual or prospective breach of the financial covenants set forth in Section 9.01 of the Amended Credit Agreement or (ii) the fact that the final maturity date of any Debt (as defined in the Amended Credit Agreement) is less than one year after the date of such report, and does not otherwise include any qualification or exception as to the scope of such audit; and (d) include a new post-closing covenant requiring the Partnership to either engage an

Advisory Firm (as defined in the Credit Agreement Amendment) or certify that the Partnership has taken material steps, in either case, to implement a strategic transaction generating net cash proceeds reasonably expected to be greater than an amount that will allow the Partnership to repay in full all outstanding obligations under the Loan Documents (as defined in the Amended Credit Agreement) that is anticipated to close by August 31, 2021. The Partnership also agreed to pay fees and expenses of the Agent in connection with the Credit Agreement Amendment (including the reasonable fees, disbursements and other charges of counsel to the Agent).

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

Overview

We are a growth-oriented publicly-traded limited partnership formed in 2005 focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America. We have ownership stakes in oil and natural gas gathering systems, natural gas pipelines and natural gas processing facilities, all located in the Western Eagle Ford in South Texas. Our assets include our wholly-owned Western Catarina Midstream gathering system, our wholly-owned Seco Pipeline, and a 50% interest in the Carnero JV, a 50/50 joint venture operated by Targa that owns the Carnero Gathering Line, Raptor Gas Processing Facility, and Silver Oak II (as each term is defined in Note 10 “Investments” of our Notes to Condensed Consolidated Financial Statements), and reversionary working interests and other production assets in Texas and Louisiana. We have entered into a shared services agreement (the “Services Agreement”) with Manager, pursuant to which Manager provides operational services to us including overhead, technical, administrative, marketing, accounting, operation, information systems, financial, compliance, insurance, acquisition, disposition and financing services. Manager owns our general partner and all of our incentive distribution rights. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

Recent Developments

Stonepeak Transaction

On September 7, 2020, SP Capital Holdings, LLC (“SP Capital”), SP Common Equity LLC (“SPCE”), and Stonepeak Catarina Holdings, LLC (“Stonepeak”), entered into a Contribution and Exchange Agreement (the “Contribution Agreement”), pursuant to which (i) SP Capital contributed 100% of the issued and outstanding membership interest in Manager (the “SP Holdings Contributed Interests”) to Stonepeak, (ii) SPCE irrevocably committed to contribute 100 % of the issued and outstanding membership interests in SPCE Sub to Stonepeak, and (iii) as consideration for the contributions, Stonepeak issued 10,000 Class B Units in Stonepeak to SP Capital and 5,000 Class C Units in Stonepeak to SPCE (collectively, the “Stonepeak Transaction”). The Stonepeak Transaction was completed in its entirety on October 5, 2020. In connection with the Stonepeak Transaction, SP Capital, SPCE and Stonepeak entered into that certain Second Amended and Restated Limited Liability Company Agreement of Stonepeak to set forth the respective rights and obligations of the parties with respect to governance and operations of Stonepeak. As a result of the Stonepeak Transaction, a change in control of our general partner and of Manager occurred and, as a result, Stonepeak (i) directly, through the acquisition of the SP Holdings Contributed Interests, owns 100% of Manager, (ii) indirectly, through the acquisition of the SP Holdings Contributed Interests, owns 100% of our general partner, and (iii) indirectly, through our general partner, owns 100% of our general partner interests.

Pursuant to the Amended Partnership Agreement, the general partner conducts, directs and manages all activities of the Partnership under the authority of the Board. Pursuant to the Limited Liability Company Agreement of our general partner, dated March 2, 2015, as amended, Manager appoints all of the members of the Board, other than two directors which Stonepeak is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019 (the “Standstill Agreement").

On October 6, 2020, Amendment No. 8 to Schedule 13D (the “Catarina 13D”) was filed on behalf of each of (i) SPCE Sub, (ii) Stonepeak, (iii) Stonepeak Catarina Upper Holdings LLC, (iv) Stonepeak Infrastructure Fund (Orion AIV) LP, (v) Stonepeak Associates LLC, (vi) Stonepeak GP Holdings LP, (vii) Stonepeak GP Investors LLC, (viii) Stonepeak GP Investors Manager LLC, (ix) Michael Dorrell, and (x) Trent Vichie ((ii) through (x), collectively, the “Catarina Reporting Persons”) in it was disclosed that Manager began engaging in non-binding discussions with the Board about terminating or, alternatively, amending and restating the Services Agreement. The Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by Manager if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by Manager or (2)  there is a change in control of Manager. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak’s consent to its termination of the Services Agreement. The Services Agreement provides that if there is a termination other than by either party at the end of the Service Agreement’s term, by the Partnership for an uncured breach by Manager, or by the Partnership upon a change of control of Manager, then the Partnership will owe a termination payment to Manager in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to Manager all costs and expenses of SP Holdings that result from such termination.  The Catarina 13D reports that Manager may terminate the Services Agreement upon 180 days’ prior written notice to the Partnership and such termination would trigger the Partnership’s obligation to pay the termination fee in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated.  To date, no notice of termination of the Services Agreement has been delivered by Manager, and the Partnership is continuing to discuss the Services Agreement with Manager.

Geophysical Seismic Data Use License Agreement

On September 7, 2020, the Partnership, our general partner, SEP Holdings IV, LLC, a wholly owned subsidiary of the Partnership (such entities, the “License Companies”) and Sanchez Oil & Gas Corporation (“SOG”) entered into that certain Geophysical Seismic Data Use License Agreement (the “License Agreement”). Pursuant to the License Agreement, SOG has agreed to grant to the License Companies a non-exclusive, royalty-free license (the “License”) to use certain seismic, geophysical and geological information (“Data”), including any intellectual property included therein. SOG will deliver copies of the Data, including both digital and hard copy if available, to the License Companies following their written request for records and use pursuant to the License.

The License Agreement will terminate on the earlier of (i) a date designated by our general partner to SOG via written notice, which date can be any time following such notice and which notice can be delivered at any time, and (ii) September 7, 2021.

Under the License Agreement the License Companies agreed to indemnify SOG, its affiliates and their respective equity holders, directors, officers, members, agents or employees (each, an “SOG Party”) for losses arising from or relating to (i) any breach of the License Agreement, including misuse and inappropriate disclosure of the Data, to the extent not directly caused by the gross negligence, willful misconduct or fraudulent conduct of any SOG Party, or (ii) any material breach, violation or inaccuracy of any of the License Companies’ covenants, representations or warranties under the License Agreement. SOG agreed to indemnify the License Companies and their subsidiaries and affiliates and each of their respective equity holders, managers, officers, unitholders, agents and employees (each, a “Company Party”) for losses arising from or relating to (i) an SOG Party’s gross negligence, willful misconduct or fraudulent conduct in connection with SOG’s grant of the License, or (ii) third party claims arising from or relating to any SOG Party’s failure to have valid right, title and interest in and to the Data.

Amendment to Limited Liability Company Agreement of our General Partner

On September 7, 2020, in connection with the Stonepeak Transaction, Manager, as the sole member of our general partner entered into Amendment No. 4 to Limited Liability Company Agreement of our general partner (the “LLC Agreement Amendment”) to make certain changes to reflect a reduction in the number of required independent directors on the Board and the audit committee from three to two. In addition, the LLC Agreement Amendment includes the removal of the requirement to have a standing compensation committee and corporate governance committee. The changes to the number of independent directors and committees were made in compliance with the rules and regulations of the NYSE American LLC, which provides that limited partnerships that qualify as smaller reporting companies (such as the Partnership) are required to have an audit committee of at least two members, comprised solely of independent directors.

Changes to the Board and Management

Effective September 8, 2020, Patricio D. Sanchez resigned from his position as President and Chief Operating Officer of our general partner. Mr. Sanchez’s resignation was not because of any disagreement with us or our general partner or its management with respect to any matter relating to the operations, policies or practices of us or our general partner.

On September 7, 2020, in connection with the Stonepeak Transaction, (i) Eduardo A. Sanchez and Patricio D. Sanchez resigned from their positions as directors on the Board, and (ii) G.M. Byrd Larberg was removed from his position as a director on the Board in connection with the decrease in the number of required independent directors pursuant to the LLC Agreement Amendment. Messrs. Sanchez did not hold any positions on any committees of the Board. Mr. Larberg was an independent director and was a member of the audit committee and chair of the conflicts committee of the Board.

Also on September 7, 2020, each of John Steen, Michael Bricker and Steven Meisel were appointed to serve as directors on the Board. Each of Messrs. Steen and Bricker waived their right to receive any compensation in connection with their service on the Board, other than reimbursement of out-of-pocket expenses. Messrs. Steen, Bricker and Meisel are not expected to serve on any committees of the Board.

On July 10, 2020, Kirsten A. Hink, the Chief Accounting Officer of our general partner, informed the Board of her resignation to be deemed effective as of June 30, 2020.  Ms. Hink’s decision to resign from her role as Chief Accounting Officer of our general partner was not due to any disagreement with us, our general partner or the Board, rather it was due to Mesquite’s emergence from Chapter 11.

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

The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, including Mesquite. We are dependent on Mesquite as our only current customer for utilization of Western Catarina Midstream, and as our primary customer for utilization of our other midstream assets. The decline in oil prices and impact of the SN Chapter 11 Case have caused a negative impact on our net cash flows during the nine months ended September 30, 2020. If Mesquite should decide to shut-in any of the wells connected to our midstream facilities or otherwise becomes unable to make future payments under the Gathering Agreement, it could have a material and adverse impact on our business. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Please read “Part II, Item 1A. Risk Factors.”

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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(24,617)	$(6,810)	$(88,575)	$(3,307)
Adjusted by:
Interest expense, net	24,015	12,141	70,188	17,741
Income tax expense	46	213	3	335
Depreciation, depletion and amortization	5,553	6,441	17,368	19,044
Asset impairments	—	—	23,247	—
Accretion expense	144	132	422	391
Unit-based compensation expense	779	271	1,902	1,081
Unit-based asset management fees	260	1,922	2,221	5,793
Distributions in excess of equity earnings	8,084	4,079	11,398	9,555
(Gain) loss on mark-to-market activities	875	(985)	(1,401)	2,844
Adjusted EBITDA	$15,139	$17,404	$36,773	$53,477

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the Midstream segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Western Catarina Midstream:
Oil (MBbls/d)	7.0	9.7	7.6	11.8
Natural gas (MMcf/d)	92.2	122.3	96.6	139.0
Water (MBbls/d)	3.1	4.2	3.3	6.1
Seco Pipeline:
Natural gas (MMcf/d)	—	—	0.1	2.5

Production. Our production for the three months ended September 30, 2020, was 62 MBoe, or an average of 674 Boe/d, compared to approximately 85 MBoe, or an average of 924 Boe/d, for the three months ended September 30, 2019. Our production for the nine months ended September 30, 2020, was 183 MBoe, or an average of 668 Boe/d, compared to approximately 236 MBoe, or an average of 864 Boe/d, for the nine months ended September 30, 2019.

Hedging Activities. For the three months ended September 30, 2020, the non-cash mark-to-market loss for our commodity derivatives was approximately $0.9 million, compared to a gain of approximately $1.0 million for the same period in 2019. For the nine months ended September 30, 2020, the non-cash mark-to-market gain for our commodity derivatives was approximately $1.4 million, compared to a loss of approximately $2.9 million for the nine months ended September 30, 2019.

Subsequent Events

Class C Preferred Unit Distribution in Common Units

On November 11, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. Section 5.9(b)(ii) of the Amended Partnership Agreement requires that the quarterly distribution on the Class C Preferred Units be paid in cash, Class C Preferred PIK Units or a combination thereof. On November 16, 2020, the Partnership and Stonepeak entered into a letter agreement (the “Stonepeak Letter Agreement”) wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Stonepeak Letter Agreement and the transactions completed therein, including the distribution for the three months ended September 30, 2020 (the “Letter Agreement Transactions”), was referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to the Amended Partnership Agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. The aggregate distribution of 22,274,869 common units (the “Stonepeak Common Distribution Units”) is payable to Stonepeak following the satisfaction of certain issuance conditions, including, among other things, the delivery by the Partnership of a fully executed supplemental listing application from the NYSE American approving the issuance of the Stonepeak Common Distribution Units and the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Stonepeak Common Distribution Units.

Credit Agreement Amendment

On November 6, 2020, the Partnership, as borrower, entered into that certain Tenth Amendment to Third Amended and Restated Credit Agreement with the guarantors party thereto, Royal Bank of Canada, as administrative agent and collateral agent (the “Agent”) and the lenders party thereto (each a “Lender”) (the “Credit Agreement Amendment” and the Third Amended and Restated Credit Agreement, as amended by the Tenth Amendment, the “Amended Credit Agreement”). Pursuant to the Credit Agreement Amendment, the parties agreed to, among other things: (a) amend the initial aggregate commitment amount under the first lien revolving credit facility to reduce such amount to $17.5 million, including a further limitation on such amount to $15.0 million through May 14, 2021; (b) amend the conditions precedent to the obligations of any Lender to make a Loan (as defined in the Amended Credit Agreement) to provide that through May 14, 2021, a Borrowing Base Deficiency (as defined in the Amended Credit Agreement) may exist; (c) amend the annual financial statements and annual budget affirmative covenant to provide that the Partnership’s audited annual financial statements as reported on by the Partnership’s independent public accountants may be delivered with a “going concern” or like qualification or exception, if such qualification or exception results from (i) any actual or prospective breach of the financial covenants set forth in Section 9.01 of the Amended Credit Agreement or (ii) the fact that the final maturity date of any Debt (as defined in the Amended Credit Agreement) is less than one year after the date of such report, and does not otherwise include any qualification or exception as to the scope of such audit; and (d) include a new post-closing covenant requiring the Partnership to either engage an Advisory Firm (as defined in the Credit Agreement Amendment) or certify that the Partnership has taken material steps in either case, to implement a strategic transaction generating net cash proceeds reasonably expected to be greater than an amount that will allow the Partnership to repay in full all outstanding obligations under the Loan Documents (as defined in the Amended Credit Agreement) that is anticipated to close by August 31, 2021. The Partnership also agreed to pay fees and expenses of the Agent in connection with the Credit Agreement Amendment (including the reasonable fees, disbursements and other charges of counsel to the Agent).

Results of Operations by Segment

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Variance
Revenues:
Gathering and transportation sales	$—	$1,720	$(1,720)	(100%)
Gathering and transportation lease revenues	10,670	14,135	(3,465)	(25%)
Total gathering and transportation sales	10,670	15,855	(5,185)	(33%)
Operating expenses:
Lease operating expenses	257	469	(212)	(45%)
Transportation operating expenses	2,198	2,752	(554)	(20%)
Depreciation and amortization	5,193	5,364	(171)	(3%)
Accretion expense	89	83	6	7%
Total operating expenses	7,737	8,668	(931)	(11%)
Other income:
Earnings from equity investments	(441)	780	(1,221)	NM (a)
Operating income	$2,492	$7,967	$(5,475)	(69%)
(a)	Variances deemed to be Not Meaningful “NM.”

Gathering and transportation sales. Gathering and transportation sales decreased approximately $1.7 million, or 100%, to zero for the three months ended September 30, 2020. This decrease was the  result of the termination of the Seco Pipeline Transportation Agreement, which was effective February 12, 2020.

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $3.5 million, or 25%, to approximately $10.7 million for the three months ended September 30, 2020, compared to approximately $14.1 million for the same period in 2019. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, decreased approximately $0.2 million, or 45%, to approximately $0.3 million for the three months ended September 30, 2020, compared to approximately $0.5 million during the same period in 2019. This decrease was primarily the result of reduced ad valorem taxes associated with the Seco Pipeline.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses decreased by approximately $0.6 million, or 20%, to approximately $2.2 million for the three months ended September 30, 2020 compared to approximately $2.8 million for the same period in 2019. This decrease was due to the nature of operating expenses being dependent on throughput.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased slightly by approximately $0.2 million, or 3%, to approximately $5.2 million for the three months ended September 30, 2020 compared to approximately $5.4 million for the same period in 2019.

Earnings from equity investments. Earnings from equity investments decreased approximately $1.2 million, or 157%, to a loss of approximately $0.4 million for the three months ended September 30, 2020, compared to earnings of approximately $0.8 million for the same period in 2019. This decrease was primarily the result of lower throughput during the three months ended September 30, 2020.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Three Months Ended
	September 30,
	2020	2019	Variance
Revenues:
Natural gas sales at market price	$71	$120	$(49)	(41%)
Natural gas hedge settlements	86	69	17	NM (a)
Natural gas mark-to-market activities	(141)	(12)	(129)	NM (a)
Natural gas total	16	177	(161)	(91%)
Oil sales at market price	1,870	3,574	(1,704)	(48%)
Oil hedge settlements	619	229	390	NM (a)
Oil mark-to-market activities	(734)	966	(1,700)	NM (a)
Oil total	1,755	4,769	(3,014)	NM (a)
NGL sales	69	115	(46)	(40%)
Total revenues	1,840	5,061	(3,221)	NM (a)
Operating expenses:
Lease operating expenses	891	1,636	(745)	(46%)
Production taxes	112	165	(53)	(32%)
Depreciation, depletion and amortization	360	1,077	(717)	(67%)
Accretion expense	55	49	6	12%
Total operating expenses	1,418	2,927	(1,509)	(52%)
Operating income	$422	$2,134	$(1,712)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	September 30,
	2020	2019	Variance
Net production:
Natural gas (MMcf)	39	79	(40)	(51%)
Oil production (MBbl)	49	60	(11)	(18%)
NGLs (MBbl)	6	12	(6)	(50%)
Total production (MBoe)	62	85	(23)	(27%)
Average daily production (Boe/d)	674	924	(250)	(27%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.03	$2.39	$1.64	69%
Natural gas price per Mcf without hedge settlements	$1.82	$1.52	$0.30	20%
Oil price per Bbl with hedge settlements	$50.80	$63.38	$(12.58)	(20%)
Oil price per Bbl without hedge settlements	$38.16	$59.57	$(21.41)	(36%)
NGL price per Bbl without hedge settlements	$11.50	$9.58	$1.92	20%
Total price per Boe with hedge settlements	$43.79	$48.32	$(4.53)	(9%)
Total price per Boe without hedge settlements	$32.42	$44.81	$(12.39)	(28%)
Average unit costs per Boe:
Field operating expenses (a)	$16.18	$21.19	$(5.01)	(24%)
Lease operating expenses	$14.37	$19.25	$(4.88)	(25%)
Production taxes	$1.81	$1.94	$(0.13)	(7%)
Depreciation, depletion and amortization	$5.81	$12.67	$(6.86)	(54%)
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the three months ended September 30, 2020, 79% of our production was oil, 11% was NGLs and 10% was natural gas as compared to the three months ended September 30, 2019, when 71% of our production was oil, 14% was NGLs and 15% was natural gas. The production mix between the periods has remained largely consistent. Combined production decreased by 23 MBoe for the three months ended September 30, 2020. This decrease was due to temporarily shutting in some wells while drilling occurred in the area.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased approximately $1.7 million, or 48%, to approximately $1.9 million for the three months ended September 30, 2020, compared to approximately $3.6 million for the same period in 2019. NGL and unhedged natural gas sales remained relatively consistent for the three months ended September 30, 2020, with no material change when compared to the same period in 2019. The total decrease in oil, natural gas and NGL sales for the three months ended September 30, 2020 were primarily the result of lower realized commodity prices and decreases in production.

Including hedges and mark-to-market activities, our total production-related revenue decreased approximately $3.2 million for the three months ended September 30, 2020, compared to the same period in 2019. This decrease was primarily the result of an approximately $1.8 million loss on oil and natural gas mark-to-market activities and a decrease of approximately $1.7 million in unhedged oil sales offset by an increase of approximately $0.4 million in oil and natural gas hedge settlements.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended September 30, 2019 to the three months ended September 30, 2020 (dollars in thousands, except average sales prices and volumes):

	Q3 2020	Q3 2019	Production	Q3 2019	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	39	79	(40)	$1.52	$(61)
Oil (MBbl)	49	60	(11)	$59.57	$(655)
NGLs (MBbl)	6	12	(6)	$9.58	$(57)
Total oil equivalent (MBoe)	62	85	(23)	$44.81	$(773)

	Q3 2020	Q3 2019			Revenue
	Average	Average	Average Sales	Q3 2020	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$1.82	$1.52	$0.30	39	$12
Oil (MBbl)	$38.16	$59.57	$(21.41)	49	$(1,049)
NGLs (MBbl)	$11.50	$9.58	$1.92	6	$12
Total oil equivalent (MBoe)	$32.42	$44.81	$(12.39)	62	$(1,025)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended September 30, 2020 by approximately $0.2 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the three months ended September 30, 2020, the non-cash mark-to-market loss was approximately $0.9 million, compared to a gain of approximately $1.0 million for the same period in 2019. The 2020 non-cash loss resulted from higher future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $0.7 million for the three months ended September 30, 2020, compared to cash settlements received of approximately $0.3 million for the three months ended September 30, 2019.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, decreased approximately $0.7 million, or 46%, to approximately $0.9 million for the three months ended September 30, 2020, compared to approximately $1.6 million for the same period in 2019. This decrease was primarily the result of reduced workover activity during the three months ended September 30, 2020 compared to the same period in 2019.

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

Our depreciation, depletion and amortization expense for the three months ended September 30, 2020 decreased approximately $0.7 million, or 67%, to approximately $0.4 million, compared to approximately $1.1 million for the same period in 2019. This decrease is primarily the result of reduced depletion from the $23.2 million proved property impairment charge taken in the first quarter 2020.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net loss for periods indicated (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Variance
Reconciliation of segment operating income to net loss
Total production operating income	$422	$2,134	$(1,712)	NM (a)
Total midstream operating income	2,492	7,967	(5,475)	(69%)
Total segment operating income	2,914	10,101	(7,187)	(71%)

General and administrative expenses	(2,693)	(4,317)	1,624	(38%)
Unit-based compensation expense	(779)	(271)	(508)	NM (a)
Interest expense, net	(24,015)	(12,141)	(11,874)	98%
Other income	2	31	(29)	(94%)
Income tax expense	(46)	(213)	167	NM (a)
Net loss	$(24,617)	$(6,810)	$(17,807)	NM (a)
(b)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $1.1 million, or 24%, to approximately $3.4 million for the three months ended September 30, 2020 compared to approximately $4.6 million for the same period in 2019. The decrease was primarily the result of a reduction in asset management fee charges under the Services Agreement due to a decline in the value of certain assets.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant (as defined in Note 15 “Partners’ Capital” of our Notes to Condensed Consolidated Financial Statements) and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $11.9 million, or 98%, to approximately $24.0 million for the three months ended September 30, 2020 compared to approximately $12.1 million for the same period in 2019. This increase was the result of the Class C Preferred Units and the Warrant being issued on August 2, 2019 and the corresponding GAAP requirement that the accrual of distributions on the Class C Preferred Units and mark-to-market impact of the Warrant be classified as charges to interest expense. Cash interest expense for the three months ended September 30, 2020 was approximately $1.1 million compared to approximately $2.3 million for the same period in 2019. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax expense. Income tax expense was approximately $45.7 thousand for the three months ended September 30, 2020, compared to an expense of approximately $213.1 thousand for the same period in 2019. The decrease resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating revenues over the comparable periods.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Variance
Revenues:
Gathering and transportation sales	$785	$5,105	$(4,320)	(85%)
Gathering and transportation lease revenues	34,615	46,361	(11,746)	(25%)
Total gathering and transportation sales	35,400	51,466	(16,066)	(31%)
Operating costs:
Lease operating expenses	530	1,242	(712)	(57%)
Transportation operating expenses	7,111	8,476	(1,365)	(16%)
Depreciation and amortization	15,512	16,044	(532)	(3%)
Accretion expense	263	242	21	9%
Total operating expenses	23,416	26,004	(2,588)	(10%)
Other income:
Earnings from equity investments	2,254	3,013	(759)	(25%)
Operating income	$14,238	$28,475	$(14,237)	(50%)

Gathering and transportation sales. Gathering and transportation sales decreased approximately $4.3 million, or 85%, to approximately $0.8 million for the nine months ended September 30, 2020, compared to approximately $5.1 million for the same period in 2019. This decrease was the result of the termination of the Seco Pipeline Transportation Agreement, which was effective February 12, 2020.

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $11.7 million, or 25%, to approximately $34.6 million for the nine months ended September 30, 2020, compared to approximately $46.3 million for the same period in 2019. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, decreased approximately $0.7 million, or 57%, to approximately $0.5 million for the nine months ended September 30, 2020, compared to approximately $1.2 million during the same period in 2019. This decrease was due to lower throughput during the period.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses decreased approximately $1.4 million, or 16%, to approximately $7.1 million for the nine months ended September 30, 2020 compared to approximately $8.5 million for the same period in 2019. This decrease was due to lower throughput during the period.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense decreased slightly by approximately $0.5 million, or 3%, to approximately $15.5 million for the nine months ended September 30, 2020 compared to approximately $16.0 million for the same period in 2019.

Earnings from equity investments. Earnings from equity investments decreased approximately $0.8 million, or 25%, to approximately $2.2 million for the nine months ended September 30, 2020, compared to earnings of approximately $3.0 million for the same period in 2019. This decrease was primarily the result of lower throughput during the nine months ended September 30, 2020.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Nine Months Ended
	September 30,
	2020	2019	Variance
Revenues:
Natural gas sales at market price	$238	$333	$(95)	(29%)
Natural gas hedge settlements	296	56	240	NM (a)
Natural gas mark-to-market activities	(200)	154	(354)	NM (a)
Natural gas total	334	543	(209)	(38%)
Oil sales	5,217	10,323	(5,106)	(49%)
Oil hedge settlements	2,311	610	1,701	NM (a)
Oil mark-to-market activities	1,601	(3,092)	4,693	NM (a)
Oil total	9,129	7,841	1,288	16%
NGL sales	170	411	(241)	(59%)
Total revenues	9,633	8,795	838	10%
Operating costs:
Lease operating expenses	3,859	4,643	(784)	(17%)
Production taxes	262	489	(227)	(46%)
Depreciation, depletion and amortization	1,856	3,000	(1,144)	(38%)
Asset impairments	23,247	—	23,247	NM (a)
Accretion expense	159	149	10	7%
Total operating expenses	29,383	8,281	21,102	NM (a)
Operating income (loss)	$(19,750)	$514	$(20,264)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Nine Months Ended
	September 30,
	2020	2019	Variance
Net production:
Natural gas (MMcf)	119	178	(59)	(33%)
Oil production (MBbl)	145	173	(28)	(16%)
NGLs (MBbl)	18	33	(15)	(45%)
Total production (MBoe)	183	236	(53)	(22%)
Average daily production (Boe/d)	668	864	(196)	(23%)
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.49	$2.19	$2.30	105%
Natural gas price per Mcf without hedge settlements	$2.00	$1.87	$0.13	7%
Oil price per Bbl with hedge settlements	$51.92	$63.20	$(11.28)	(18%)
Oil price per Bbl without hedge settlements	$35.98	$59.67	$(23.69)	(40%)
NGL price per Bbl without hedge settlements	$9.44	$12.45	$(3.01)	(24%)
Total price per Boe with hedge settlements	$44.98	$49.72	$(4.74)	(10%)
Total price per Boe without hedge settlements	$30.74	$46.89	$(16.15)	(34%)
Average unit costs per Boe:
Field operating expenses (a)	$22.52	$21.75	$0.77	4%
Lease operating expenses	$21.09	$19.67	$1.42	7%
Production taxes	$1.43	$2.07	$(0.64)	(31%)
Depreciation, depletion and amortization	$10.14	$12.71	$(2.57)	(20%)
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the nine months ended September 30, 2020, 79% of our production was oil, 10% was NGLs and 11% was natural gas as compared to the nine months ended September 30, 2019, when 73% of our production was oil, 14% was NGLs and 13% was natural gas. The production mix between the periods has remained largely consistent. Combined production decreased by 53 MBoe for the nine months ended September 30, 2020, primarily due to workovers and temporarily shutting in some wells production while drilling occurred in the area.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased approximately $5.1 million, or 49%, to approximately $5.2 million for the nine months ended September 30, 2020, compared to approximately $10.3 million for the same period in 2019. NGL and unhedged natural gas sales remained relatively consistent for the nine months ended September 30, 2020 and 2019. Total decreases in oil, natural gas and NGL sales for the nine months ended September 30, 2020 were primarily the result of lower realized commodity prices and decreases in production for the same factors described under “Production” above.

Including hedges and mark-to-market activities, our total production-related revenue increased approximately $0.8 million for the nine months ended September 30, 2020, compared to the same period in 2019. This increase was primarily the result of increases of approximately $4.3 million in oil and natural gas mark-to-market activities and approximately $1.9 million in settlements on oil and natural gas derivatives, offset by a decrease of approximately $5.1 million in oil sales.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 (dollars in thousands, except average sales prices and volumes):

	2020	2019	Production	2019	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	119	178	(59)	$1.87	$(110)
Oil (MBbl)	145	173	(28)	$59.67	$(1,671)
NGLs (MBbl)	18	33	(15)	$12.45	$(187)
Total oil equivalent (MBoe)	183	236	(53)	$46.89	$(1,968)

	2020	2019	Average		Revenue
	Average	Average	Sales Price	2020	Decrease
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$2.00	$1.87	$0.13	119	$15
Oil (MBbl)	$35.98	$59.67	$(23.69)	145	$(3,435)
NGLs (MBbl)	$9.44	$12.45	$(3.01)	18	$(54)
Total oil equivalent (MBoe)	$30.74	$46.89	$(16.15)	183	$(3,474)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the nine months ended September 30, 2020 by approximately $0.6 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. For the nine months ended September 30, 2020, the non-cash mark-to-market gain was approximately $1.4 million, compared to a loss of approximately $2.9 million for the same period in 2019. The 2020 non-cash gain resulted from lower future expected oil prices on these derivative transactions. Cash settlements received for our commodity derivative contracts were approximately $2.6 million for the nine months ended September 30, 2020, compared to cash settlements received of approximately $0.7 million for the nine months ended September 30, 2019.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, decreased $0.8 million, or 17%, to approximately $3.9 million for the nine months ended September 30, 2020, compared to approximately $4.6 million during the same period in 2019. This decrease was primarily the result of reduced workover activity during the nine months ended September 30, 2020 compared to the same period in 2019.

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

Our depreciation, depletion and amortization expense for the nine months ended September 30, 2020 decreased approximately $1.1 million, or 38%, to approximately $1.9 million, compared to approximately $3.0 million for the same period in 2019. This decrease is primarily the result of reduced depletion from the $23.2 million proved property impairment charge taken in the first quarter 2020.

Impairment expense. For the nine months ended September 30, 2020, our non-cash proved property impairment charge was approximately $23.2 million. We did not record impairment charges for the nine months ended September 30, 2019.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Variance
Reconciliation of segment operating income (loss) to net income (loss)
Total production operating income (loss)	$(19,750)	$514	$(20,264)	NM (a)
Total midstream operating income	14,238	28,475	(14,237)	(50%)
Total segment operating income (loss)	(5,512)	28,989	(34,501)	NM (a)

General and administrative expenses	(10,980)	(13,237)	2,257	(17%)
Unit-based compensation expense	(1,902)	(1,081)	(821)	76%
Interest expense, net	(70,188)	(17,741)	(52,447)	NM (a)
Other income	10	98	(88)	(90%)
Income tax benefit (expense)	(3)	(335)	332	NM (a)
Net loss	$(88,575)	$(3,307)	$(85,268)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by Manager in connection with the Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses, inclusive of unit-based compensation expense, decreased by approximately $1.4 million, or 10%, to approximately $12.9 million for the nine months ended September 30, 2020 compared to approximately $14.3 million for the same period in 2019. The decrease was primarily the result of reductions in asset management fee charges under the Services Agreement due to a decline in the value of certain assets.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $52.4 million to approximately $70.2 million for the nine months ended September 30, 2020 compared to approximately $17.7 million for the same period in 2019. This increase was the result of the Class C Preferred Units and the Warrant being issued on August 2, 2019 and the corresponding GAAP requirement that the accrual of distributions on the Class C Preferred Units and mark-to-market impact of the Warrant be classified as charges to interest expense. Cash interest expense for the nine months ended September 30, 2020 was approximately $4.1 million compared to approximately $7.3 million for the same period in 2019. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax benefit. Income tax expense was approximately $2.9 thousand for the nine months ended September 30, 2020, compared to an expense of approximately $335.0 thousand for the same period in 2019. The decrease resulted from income taxes on gross margin within the state of Texas, which was primarily driven by a decrease in total operating revenues over the comparable periods.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $2.2 million in cash and cash equivalents and $12.0 million available for borrowing under the Credit Agreement, as discussed further below.

During the three months ended September 30, 2020, we paid approximately $1.0 million in cash for interest on borrowings under our Credit Agreement, of which approximately $18.8 thousand was related to the fee on undrawn commitments. During the nine months ended September 30, 2020, we paid approximately $4.3 million in cash for interest on borrowings under our Credit Agreement, of which approximately $56.0 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the nine months ended September 30, 2020 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and, when we are eligible to resume cash distributions under the terms of our Amended Partnership Agreement and our Credit Agreement, quarterly cash distributions to unitholders.

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

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto as amended by the Credit Agreement Amendment (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $20.0 million (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2021. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

The Credit Agreement is a current liability that matures on September 30, 2021. We expect to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of September 30, 2020, the borrowing base under the Credit Agreement was $142.1 million and we had $123.0 million of debt outstanding, consisting of $115.0 million under the Term Loan and $8.0 million under the Revolving Loan. We are required to make mandatory payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $20.0 million which left us with $12.0 million in unused borrowing capacity at September 30, 2020. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2020.

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

At September 30, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

As disclosed above, following the end of the quarter ended September 30, 2020, and effective November 6, 2020, we entered into the Credit Agreement Amendment.  Please read “—Subsequent Events—Credit Agreement Amendment” above for a more detailed description of the Amended Credit Agreement.

Sources of Debt and Equity Financing

As of September 30, 2020, we had $8.0 million of debt outstanding under the Revolving Loan, leaving us with $12.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2020. Our Credit Agreement matures on September 30, 2021.

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

The following tables as of September 30, 2020, summarize, for the periods indicated, our hedges currently in place through December 31, 2020. All of these derivatives are accounted for as mark-to-market activities.

MTM Fixed Price Swaps— West Texas Intermediate (WTI)

	December 31,
		Average
	Volume	Price
2020	47,624	$53.50

MTM Fixed Price Basis Swaps– NYMEX (Henry Hub)

	December 31,
		Average
	Volume	Price
2020	96,200	$2.85

Operating Cash Flows

We had net cash flows provided by operating activities for the nine months ended September 30, 2020 of approximately $24.4 million, compared to net cash flows provided by operating activities of approximately $44.3 million for the same period in 2019. This decrease was the result of lower throughput, termination of the Seco Pipeline Transportation Agreement, reduced commodity prices and production between the periods resulting in a decrease of approximately $21.5 million.

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

Investing Activities

We had net cash flows used in investing activities for the nine months ended September 30, 2020 of approximately $0.2 million compared to net cash flows used in investing activities of approximately $1.3 million for the same period in 2019, substantially all of which were related to midstream activities for both periods.

Financing Activities

Net cash flows used in financing activities was approximately $27.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we repaid borrowings of $34.0 million under our Credit Agreement and withdrew $7.0 million under the Revolving Loan.

Net cash flows used in financing activities was approximately $41.3 million for the nine months ended September 30, 2019. During this time, we distributed $17.7 million and $5.2 million to Class B Preferred Unitholders and common unitholders, respectively. Additionally, we repaid borrowings of $18.0 million under our Credit Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

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

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed a complaint (collectively, the “Rejection Lawsuits”) against Mesquite and certain of its subsidiaries requesting, among other things, that the Bankruptcy Court not approve the rejection of certain commercial agreements, as set forth in the Settlement Agreement, in connection with Mesquite’s Comanche Asset. The commercial agreements contemplated by the Settlement Agreement that the Partnership and its subsidiaries entered into on June 30, 2020 will not become effective until, among other things, the Rejection Lawsuits have been resolved in favor of the SN Debtors and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits. The Rejection Lawsuits were not resolved by October 1, 2020, and as a result the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms. To date, none of the parties of the Settlement Agreement have provided notice of termination.

Any development that materially and adversely affects Mesquite’s operations or financial condition, including the failure to favorably resolve the Rejections Lawsuits or termination of the Settlement Agreement, could have a material adverse impact on us, including but not limited to impairment losses on fixed assets. For additional information on the risks associated with our relationships with Mesquite, please read “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 13, 2020 (“2019 10-K”).

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

As of September 30, 2020, there were no changes with regard to the critical accounting policies disclosed in our 2019 10K. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read “Part 1, Item 1, Note 2 ‘Basis of Presentation and Summary of Significant Accounting Policies’” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

See Part 1. Item 1. Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this report for information on new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2020, the SN Debtors emerged from the SN Chapter 11 Case, with Sanchez Energy Corporation becoming a privately held corporation named Mesquite Energy, Inc. Upon emergence, the Claims re-vested, and are owned by, the Reorganized Debtors (as defined in the Plan).  Accordingly, the Committee was dissolved and no longer retains the authority to bring all or a portion of the Claims against the SNMP Parties.  Further, the Settlement Agreement contemplates, in relevant part, the settlement of the Claims between the Reorganized Debtors and the SNMP Parties.  However, the Rejection Lawsuits were not resolved as of October 1, 2020, and as a result the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms. To date, none of the parties to the Settlement Agreement have provided notice of termination. The settlement of the Claims in accordance with the terms of the Settlement Agreement may be adversely impacted if the Bankruptcy Court does not rule in favor of the SN Debtors in the Rejection Lawsuits.

Item 1A. Risk Factors

Carefully consider the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2019 10K. There have been no significant changes except as follows:

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

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition and cash flows. The COVID-19 pandemic may also have the effect of heightening some of the other risks described in the ‘‘Risk Factors’’ section of our 2019 10K.

We are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could result in even further reductions in the trading price and liquidity of our common units, which could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

Our common units are currently listed on the NYSE American. Continued listing of a security on the NYSE American is conditioned upon compliance with various continued listing standards. On April 3, 2020, we received the notice (the “Notice”) from the NYSE American stating that we were below compliance with the continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). The Notice provided that the NYSE American’s review of the Partnership showed that we were below compliance with Section 1003(a)(i) of the Company Guide.

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

Any termination of the Services Agreement requiring the payment of a termination fee may result in substantial dilution and could adversely affect our financial condition, results of operations, operating cash flows and any ability to pay cash distributions.

As disclosed in the October 13D described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Stonepeak Transaction,” Manager began engaging in non-binding discussions with the Board about terminating or, alternatively, amending and restating the Services Agreement.  If the Services Agreement is terminated, and such termination ultimately requires the payment of a termination fee in cash, it could adversely affect our financial condition, results of operations, operating cash flows and any ability to pay cash distributions. If the Services Agreement is terminated and such termination ultimately requires the payment of a termination fee in common units, then holders of our common units will experience substantial dilution.

Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.

Stonepeak owns and controls Manager. As a result, Manager and its affiliates may have the ability to cause our general partner to exercise its right to purchase all of the common units outstanding not held by our general partner or its controlled affiliates pursuant to Section 15.1 of the Amended Partnership Agreement. The Letter Agreement Transactions may lead to the ability of Stonepeak to be in the position to cause our general partner to exercise its limited call right. Additionally, such ability may also arise if the Services

Agreement is terminated and such termination requires the payment of a termination fee in common units.  As described under the caption “Item 1A. Risk Factors—Risks Inherent in an Investment in Our Common Units—Our general partner has a limited call right that may require common unitholders to sell their common units at an undesirable time or price” in our 2019 10-K, if at any time our general partner and its controlled affiliates hold more than 80% of any class of outstanding limited partner interests, then our general partner will have the right, which it may assign or transfer in whole or in part to any of its controlled affiliates or to the Partnership, but not the obligation to acquire all, but not less than all, of such class of limited partner interests held by persons other than our general partner and its controlled affiliates at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in the Amended Partnership Agreement that prevents our general partner from causing us to issue additional common units, including in connection with the termination or renegotiation of the Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed the Rejection Lawsuits. The commercial agreements contemplated by the Settlement Agreement that the Partnership and its subsidiaries entered into on June 30, 2020 will not become effective until, among other things, the Rejection Lawsuits have been resolved and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits in favor of the SN Debtors. The Rejection Lawsuits were not resolved as of October 1, 2020, and as a result, each of the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms.

The failure of the Bankruptcy Court to approve the rejection of the certain commercial agreements underlying the Rejection Lawsuits, or the termination of the Settlement Agreement could adversely affect our business, financial condition, results of operations, operating cash flows and any ability to pay cash distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No common units were purchased during the nine months ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 16, 2020, the Partnership and Stonepeak entered into a letter agreement (the “Stonepeak Letter Agreement”) wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Stonepeak Letter Agreement and the transactions contemplated therein, including the distribution for the three months ended September 30, 2020 (the “Letter Agreement Transactions”), was referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to the Amended Partnership Agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. The aggregate distribution of 22,274,869 common units (the “Stonepeak Common Distribution Units”) is payable to Stonepeak following the satisfaction of certain issuance conditions, including, among other things, the delivery by the Partnership of a fully executed supplemental listing application from the NYSE American approving the issuance of the Stonepeak Common Distribution Units and the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Stonepeak Common Distribution Units.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amendment No. 4 to Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, dated September 7, 2020 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on September 9, 2020, File No. 001-33147).

3.2**	Letter Agreement, dated November 16, 2020, by and between Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and Stonepeak Catarina Holdings LLC.

10.1

Geophysical Seismic Data Use License Agreement, dated as of September 7, 2020, by and among Sanchez Oil & Gas Corporation, Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and SEP Holdings IV, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on September 9, 2020, File No. 001-33147).

10.2

Tenth Amendment to Third Amended and Restated Credit Agreement dated as of November 6, 2020, between Sanchez Midstream Partners LP, the lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on November 9, 2020, File No. 001-33147).

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

SANCHEZ MIDSTREAM PARTNERS LP (REGISTRANT) By: Sanchez Midstream Partners GP LLC, its general partner

Date: November 16, 2020	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)