Form 10-K
period 2020-12-31
Evolve Transition Infrastructure LP
filed 2021-03-16
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

⌧

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

◻

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number 001-33147

Evolve Transition Infrastructure LP

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ◻    No  ⌧

The aggregate market value of Evolve Transition Infrastructure LP common units held by non-affiliates as of June 30, 2020 was approximately $4,070,736 based upon the NYSE American closing price as of such date.

Common units outstanding on March 15, 2021: 54,533,593 common units.

i

COMMONLY USED DEFINED TERMS

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
●	“Bbl” means one barrel of 42 U.S. gallons of oil.
●	“Board” means the board of directors of our general partner.
●	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
●	“Boe/d” means one Boe per day.
●	“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
●	“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
●	“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, (vi) Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, and (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020 (individually, the “Tenth Amendment”).
●	“GHGs” mean greenhouse gases.
●	“MBbl” means one thousand barrels of oil or other liquid hydrocarbons.
●	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
●	“MBoe” means one thousand Boe.
●	“Mcf” means one thousand cubic feet of natural gas.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“MMBbl” means one million barrels of oil or other liquid hydrocarbons.
●	“MMBoe” means one million Boe.

●	“MMBtu” means one million British thermal units.
●	“MMcf” means one million cubic feet of natural gas.
●	“MMcf/d” means one million cubic feet of natural gas per day.
●	“NGLs” means the combination of ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“Operational Services Agreement” means that certain Services Agreement, effective as of November 1, 2020, between the Partnership, SEP Holdings IV, LLC, Catarina Midstream, LLC, SECO Pipeline and SNMP Services.
●	“our general partner” means Evolve Transition Infrastructure GP LLC, our general partner.
●	“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement (as defined herein), as amended by Amendment No. 1 thereto, dated as of February 12, 2021.
●	“Shared Services Agreement” means the Amended and Restated Shared Services Agreement between SP Holdings and the Partnership, dated as of March 6, 2015.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, SP Holdings, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SNMP Services” means SNMP Services Inc., our wholly owned subsidiary which provides payroll, human resources, employee benefits and other consulting services to us and our subsidiaries.
●	“SP Holdings” means SP Holdings, LLC, the sole member of our general partner.
●	“Stonepeak” means Stonepeak Catarina and its subsidiaries, other than the Partnership.
●	“Stonepeak Catarina” means Stonepeak Catarina Holdings, LLC.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements include, among others:

●	the resolution of the pending Rejection Lawsuits (as defined below) and their impact on the effectiveness of the Settlement Agreement and our business, results of operations and financial condition;

●	our ability to successfully execute our business, acquisition and financing strategies;

●	changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing pandemic caused by a novel strain of coronavirus (“COVID-19”) and related governmental responses;

●	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;

●	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;

●	our ability to extend, replace or refinance our Credit Agreement;

●	our ability to grow enterprise value;

●	the ability of our partners to perform under our joint ventures;

●	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;

●	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;

●	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;

●	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;

●	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;

●	competition in the oil and natural gas industry for employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;

●	the extent to which our assets operated by others are operated successfully and economically;

●	our ability to compete with other companies in the oil and natural gas industry;

●	the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations and laws and regulations with respect to derivatives and hedging activities;

●	the use of competing energy sources and the development of alternative energy sources;

●	unexpected results of litigation filed against us;

●	disruptions due to extreme weather conditions, such as extreme rainfall, hurricanes or tornadoes;

●	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and

●	the other factors described under “Part I, Item 1A. Risk Factors” in this Form 10-K and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

PART I

Item 1.Business

Overview

We are a publicly-traded limited partnership formed in 2005 focused on the acquisition, development and ownership of infrastructure critical to the transition of energy supply to lower carbon sources. We own natural gas gathering systems, pipelines, and processing facilities in South Texas and continue to pursue energy transition infrastructure opportunities. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

On February 26, 2021, in connection with our management team’s focus on expanding our business strategy to focus on the ongoing energy transition in the industries in which we operate, we changed our name to Evolve Transition Infrastructure LP and our general partner changed its name to Evolve Transition Infrastructure GP LLC.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide and the United States declared a national emergency with respect to COVID-19.  As a result, extraordinary and wide-ranging actions were taken by international, federal, state and local public health and governmental authorities to reduce the spread of COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary or mandated changes in behavior. Such actions have also resulted in significant business and operational disruptions, including supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces.  COVID-19 and the ongoing response to mitigate its impact have contributed to a massive economic shutdown and decreased demand for crude oil and natural gas.

Also in the first quarter of 2020, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. The collapse in crude oil prices and the related impact on crude oil drilling resulted in crude oil, natural gas and NGL production being curtailed in the second quarter of 2020.

While crude oil prices have started to rebound from the lows reached during the early stages of the COVID-19 pandemic, the volatility in oil prices and impact of the Mesquite Chapter 11 Case (as defined below) have caused a negative impact on our net cash flows during the year ended December 31, 2020. If Mesquite should decide to shut-in any of the wells connected to our midstream facilities or otherwise becomes unable to make future payments under the Gathering Agreement, it could have a material and adverse impact on our business. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Please read “Part I, Item 1A. Risk Factors.”

Mesquite Bankruptcy – Settlement Agreement and Rejection Lawsuits

On August 11, 2019, the SN Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy code in the Bankruptcy Court, jointly administered under Case No. 19-34508 (the “Mesquite Chapter 11 Case”).

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

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed a complaint (collectively, the “Rejection Lawsuits”) against Mesquite and certain of its subsidiaries requesting, among other things, that the Bankruptcy Court not approve the rejection of certain commercial agreements, as set forth in the Settlement Agreement, in connection with Mesquite’s Comanche Asset (as defined herein).

On June 30, 2020, the SN Debtors emerged from the Mesquite Chapter 11 Case, with Mesquite becoming a privately held corporation.

The commercial agreements contemplated by the Settlement Agreement will not become effective until, among other things, the Rejection Lawsuits have been resolved in favor of the SN Debtors and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits. The Rejection Lawsuits were not resolved by October 1, 2020, and as a result the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms. To date, none of the parties of the Settlement Agreement have provided notice of termination.

Our Relationship with Stonepeak

Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units. As of March 16, 2021, Stonepeak owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) a warrant (the “Warrant”) that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.  Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.  SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. As a result of the foregoing, Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board.

Stonepeak Catarina is indirectly managed by Stonepeak Partners LP, a leading North American infrastructure private equity firm (“Stonepeak Partners”). Stonepeak Partners’ significant infrastructure and midstream energy expertise and deep financial resources are reflected in over $31 billion of assets under management, with investments to date including, among others, preferred and common interests in the Partnership, MPLX LP, Phillips 66 Partners LP, Plains All American Pipeline, L.P. and Targa Resources Corp.  We believe that, as a result of Stonepeak’s significant ownership interest in us, Stonepeak is incentivized to support and promote our business plan and to encourage us to pursue projects that enhance the overall value of our business.  While our relationship with Stonepeak is a significant strength, it is also a source of potential risks and conflicts. Please read “Part I, Item 1A. Risk Factors—Risks Inherent in an Investment in Our Common Units” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Business Strategy

Our primary business objective is to create long-term value by generating stable and predictable cash flows that allow us to reduce the amount of our indebtedness and pursue energy transition infrastructure opportunities. We plan to achieve this objective by executing the following business strategy:

●	grow our business through the acquisition and development of infrastructure critical to the transition of energy supply to lower carbon sources;
●	pursue organic investments in our existing operating areas to support growth;
●	pursue strategic relationships with third-party producers and other companies with operations in the area in which we operate in order to maximize the utilization of our midstream facilities or provide other revenue-generating services; and

●	maintain financial flexibility and a strong capital structure.

Business Segments

Our business activities are conducted under two operating segments for which we provide information in our consolidated financial statements for the years ended December 31, 2020 and 2019. These two segments are based on the nature of the operations that are undertaken by each segment and are our:

●	midstream business, which includes Western Catarina Midstream, the Carnero JV and Seco Pipeline (each as defined below); and
●	production business, which includes non-operated oil and natural gas interests located in the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.

For information about our segments’ revenues, profits and losses and total assets, see Note 17 “Reporting Segments” of our Notes to Consolidated Financial Statements.

Midstream Business

Western Catarina Midstream

In October 2015, we acquired (the “Catarina Transaction”) a gathering system from Mesquite (“Western Catarina Midstream”), which is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas (such net acreage is collectively referred to herein as “Mesquite’s Catarina Asset,” and the western portion of such net acreage is individually referred to herein as “Western Catarina”). Western Catarina Midstream consists of approximately 160 miles of gathering pipelines, four main processing and gathering facilities, including stabilizers, storage tanks, compressors and dehydration units, and other related assets in Western Catarina, which are located in Dimmit and Webb counties in Texas, and services upstream production from assets located in the Eagle Ford Shale in South Texas. The gathering lines range in diameter from four to 12 inches, with a capacity of 200 MMcf/d for natural gas, and 40 MBbl/d for crude oil and NGLs. There are four main gathering and processing facilities, which includes eight stabilizers of 5,000 Bbls/d, approximately 25,000 Bbls of storage capacity, pressurized storage for NGLs, approximately 23,000 horsepower of compression and approximately 300 MMcf/d of dehydration capacity. The gathering system is currently used solely to support the gathering, processing and transportation of natural gas, NGLs and crude oil produced by Mesquite at Mesquite’s Catarina Asset. The gathering system has oil interconnects with the Plains All American Pipeline, L.P. header system delivered to the Gardendale terminal, and to all four takeaway pipelines to Corpus Christi, and natural gas interconnects with Southcross Energy Partners, L.P., Kinder Morgan Inc., Energy Transfer Operating, L.P. and Targa Resources Corp.

In conjunction with the Catarina Transaction, we entered into a 15-year firm gas gathering and processing agreement with Mesquite, pursuant to which Mesquite agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in Western Catarina for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”).

All of the revenues from Western Catarina Midstream are currently earned from Mesquite. Under the Gathering Agreement, Mesquite was contractually obligated to meet a minimum quarterly volume delivery commitment for oil and natural gas, subject to certain adjustments, however, this contractual requirement expired in 2020. In addition, Mesquite is required to pay contractually agreed upon gathering and processing fees for oil and natural gas volumes tendered through Western Catarina Midstream. In June 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by Mesquite based on water that was delivered to Western Catarina Midstream through March 31, 2018. Since March 31, 2018, we have agreed with Mesquite to continue adding the incremental infrastructure fee on a month-to-month basis.

During the year ended December 31, 2020, Mesquite transported average daily production through Western Catarina Midstream of approximately 7.4 MBbls/d of oil, 93.6 MMcf/d of natural gas and 3.1 MBbls/d of water. The average age of the Western Catarina Midstream assets is approximately nine years, and such assets have an average expected life of approximately 20 additional years.

Carnero JV

In May 2018, we executed a series of agreements with Targa Resources Corp. (NYSE: TRGP) (“Targa”) and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering, LLC (“Carnero Gathering”) and Carnero Processing, LLC (“Carnero Processing”) (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant located in Bee County, Texas (“Silver Oak II”), to Carnero JV, which expanded the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties in Texas (such acreage is collectively referred to herein as “Mesquite’s Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Mesquite, which was approved by all of the unaffiliated Comanche non-operated working interest owners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II. Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the joint ventures limited by the capacity of the 260 MMcf/d cryogenic natural gas processing plant in La Salle County, Texas (the “Raptor Gas Processing Facility”).

Seco Pipeline

In August 2017, we completed construction of a 100% owned and operated 30-mile natural gas pipeline with 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas (the “Seco Pipeline”). The Seco Pipeline provides upstream producers with optionality to southern gas markets and creates the potential to export natural gas to premium priced markets in Mexico. On September 1, 2017, we entered into a firm transportation service agreement with Mesquite to transport certain quantities of Mesquite’s natural gas on a firm basis through the Seco Pipeline for $0.22 per MMBtu delivered on or after September 1, 2017 (the “Seco Pipeline Transportation Agreement”). The Seco Pipeline Transportation Agreement had an initial term of one month and renewed automatically on a month-to-month basis. Mesquite terminated the Seco Pipeline Transportation Agreement effective February 12, 2020. From January 1, 2020 through February 12, 2020, the effective date of the Seco Pipeline Transportation Agreement termination, Mesquite transported an insignificant amount of gas through the Seco Pipeline. The Seco Pipeline has an expected life of approximately 40 years.

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

Production Business

Our total estimated proved reserves at December 31, 2020, were approximately 2.3 MMBoe, all of which were classified as proved developed, with 13% being natural gas, 12% being NGLs, and 75% being oil. At December 31, 2020, we owned approximately 47 net producing wells. Our total average proved reserve-to-production ratio is approximately 9 years and our portfolio decline rate is 11% based on our estimated proved reserves at December 31, 2020.

Below is a description of our operations and our oil and natural gas properties by basin at December 31, 2020:

Locations

All of our reserves were located in the Eagle Ford Shale on non-operated properties. Production during the year ended December 31, 2020 on these properties was 237.7 MBoe and approximately 2,283.4 MBoe of estimated proved reserves were held at December 31, 2020. All of these reserves were classified as proved developed, with 13% being natural gas, 12% being NGLs, and 75% being oil.

We also own non-operated properties in Louisiana. During the year ended December 31, 2020, production on Louisiana properties was 3.5 MBoe.

Operations

We do not currently operate any of our production assets. The Eagle Ford Shale properties are operated by either Sanchez Oil & Gas Corporation (“SOG”), Mesquite or Marathon Oil Company and the Louisiana properties are operated by another prudent operator.

Proved Reserves of Natural Gas, NGLs, and Oil

The following table reflects our estimates for proved natural gas, NGLs and oil reserves based on the SEC definitions that were used to prepare our financial statements for the periods presented. The standardized measure values shown in the table are not intended to represent the current market values of our estimated proved reserves.

	2020	2019
Estimated proved reserves:
Oil (MBbl)	1,716	2,241
Natural gas (Mcf)	1,722	2,088
NGLs (MBbl)	280	410
Total proved reserves (MBoe)	2,283	2,999

Estimated proved developed reserves:
Oil (MBbl)	1,716	2,241
Natural gas (Mcf)	1,722	2,088
NGLs (MBbl)	280	410
Total proved developed reserves (MBoe)	2,283	2,999
Proved developed reserves as a percent of total reserves	100%	100%
Standardized measure ($ in millions)⁽ᵃ⁾	$11,881	$38,350

(a)	Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves. It is determined using SEC-required prices and costs in effect as of the time of estimation without giving effect to non-property related expenses (such as general and administrative expenses or debt service costs) and discounted using an annual discount rate of 10%. Our standardized measure does not include the impact of derivative transactions or future federal income taxes because we are not subject to federal income taxes. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure shown should not be considered the current market value of our reserves. The 10% discount factor used to calculate present value, which is required, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. Please read “Part I, item 1A. Risk Factors.”

Our 2020 estimates of total proved reserves decreased 716 MBoe from 2019 due to production and revisions of previous estimates of 241 MBoe and 475 MBoe, respectively.

As of December 31, 2020, we had no remaining proved undeveloped reserves in our reserves base.

We expect to make minimal capital expenditures related to recompletion of existing wells during the year ending December 31, 2021.

At December 31, 2020 and December 31, 2019, Ryder Scott Co. LP (“Ryder Scott”), an independent oil and natural gas engineering firm, prepared estimates of all our proved reserves. We used these estimates of our proved reserves to prepare our financial statements. Ryder Scott maintains a degreed staff of highly competent technical personnel. The average experience level of Ryder Scott’s technical staff of engineers, geoscientists and petrophysicists exceeds 20 years, including five to 15 years with a major oil company. The engineering information presented in their report was overseen by Mr. Eric Nelson, P.E. Mr. Nelson is an experienced reservoir engineer having been a practicing petroleum engineer since 2002. He has more than 14 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Chemical Engineering from the University of Tulsa and Master of Business Administration degree from the University of Texas. Mr. Nelson is a Registered Professional Engineer in the State of Texas. Our activities with Ryder Scott are coordinated by a reservoir engineer employed by us who has approximately 41 years of experience in the oil and natural gas industry and an engineering degree from the University of Tennessee and a Master of Business Administration from the University of New Orleans. He is a licensed petroleum engineer in the state of Texas and a member of the Society of Petroleum Engineers. He has prior reservoir engineering and reserves management experience at Exxon Mobil Corporation, Dominion Resources and Hilcorp Energy. He has extensive experience in managing oil and natural gas reserves processes. He serves as the key technical person reviewing the reserve reports prepared by Ryder Scott prior to review by the Audit Committee and approval by the Board.

Production and Price History

The following table sets forth information regarding net production of natural gas, NGLs and oil and certain price and cost information for each of the periods indicated:

	Years Ended
	December 31,
	2020	2019	Variance
Net production:
Natural gas (MMcf)	158	231	(73)	(32)%
Oil production (MBbl)	191	228	(37)	(16)%
NGLs (MBbl)	24	42	(18)	(43)%
Total production (MBoe)	241	309	(68)	(22)%
Average daily production (Boe/d)	658	847	(189)	(22)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.13	$2.24	$1.89	84%
Natural gas price per Mcf without hedge settlements	$2.15	$1.84	$0.32	17%
Oil price per Bbl with hedge settlements	$51.68	$62.94	$(11.26)	(18)%
Oil price per Bbl without hedge settlements	$36.87	$59.40	$(22.53)	(38)%
NGL price per Bbl without hedge settlements	$10.58	$12.83	$(2.25)	(18)%
Total price per Boe with hedge settlements	$44.72	$49.86	$(5.14)	(10)%
Total price per Boe without hedge settlements	$31.68	$46.94	$(15.26)	(33)%
Average unit costs per Boe:
Field operating expenses (a)	$23.45	$21.04	$2.41	11%
Lease operating expenses	$22.16	$19.03	$3.13	16%
Production taxes	$1.29	$2.01	$(0.72)	(36)%
Depreciation, depletion and amortization	$9.20	$12.76	$(3.55)	(28)%

(a)	Field operating expenses include lease operating expenses and production taxes.

Existing Wells

The following table sets forth information at December 31, 2020, relating to the existing wells in which we owned a working interest as of that date. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Natural Gas		Oil
	Gross	Net	Gross	Net
Operated	—	—	—	—
Non-operated	—	—	91	47
Total	—	—	91	47

We did not convert any proved undeveloped wells into proved producing wells in 2020.

Drilling Activity

With respect to oil and natural gas wells drilled and completed during the years ended December 31, 2020 and 2019, the information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that are capable of producing commercial quantities of oil or natural gas, regardless of whether they produce a reasonable rate of return. No exploratory wells were drilled on any of our properties during the years ended December 31, 2020 or 2019. During the years ended December 31, 2020 and 2019, there were no wells drilled and there were no wells in progress.

Developed and Undeveloped Acreage

The following table sets forth information related to our leasehold acreage as of December 31, 2020.

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

Mesquite accounted for 80% and 86% of our total revenue for the years ended December 31, 2020 and 2019, respectively. We are highly dependent upon Mesquite as our most significant customer, and we expect to derive a substantial portion of our revenue from Mesquite in the foreseeable future. Accordingly, we are indirectly subject to the business risks of Mesquite. Any development that materially and adversely affects Mesquite’s operations or financial condition could have a material adverse impact on us. For additional information on the risks associated with our relationship with Mesquite, please read “Part I, Item 1A. Risk Factors.”

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

The natural gas gathering, compression, treating and transportation business is very competitive. Upon such time that we seek to obtain customers in addition to Mesquite for Western Catarina Midstream, our competitors will include other midstream companies, producers and intrastate and interstate pipelines. Competition for volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies.

Stonepeak is not restricted from competing with us. Please read “Part I, Item 1A. Risk Factors—Stonepeak Catarina and its affiliates, including our general partner, will have conflicts of interest with us. They will not owe any fiduciary duties to us or our common unitholders, but instead will owe us and our common unitholders limited contractual duties, and they may favor their own interests to the detriment of us and our other common unitholders.” Additional information regarding our relationship with Stonepeak is provided in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Governmental Regulation

Environmental Laws

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

●	require the acquisition of various permits before drilling commences;
●	restrict the types, quantities and concentrations of various substances, including water and waste, that can be released into the environment;
●	limit or prohibit activities on lands lying within wilderness, wetlands and other protected areas; and
●	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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

Climate Change

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, the EPA has used existing authority under the Clean Air Act to regulate GHGs. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis. In addition, in June 2016, the EPA published New Source Performance Standards (“NSPS”) Subpart OOOOa standards that require new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and volatile organic compound emissions. However, in June 2017, the EPA published a proposed rule to stay portions of the Subpart OOOOa standards for two years. In September 2018, the EPA issued proposed revisions to the NSPS applicable to new and modified oil and gas sources, which would reduce the monitoring obligations for wells and compressor stations. Further in October 2018, the EPA issued a draft report which includes a template designed to assist with compliance. In August 2020, EPA issued two final rules that will  make it simpler for the oil and gas industry to comply with NSPS. The first policy amendments remove the transmission and storage segment from the rule, rescind VOC and methane emission standards for that segment and rescind methane emission standards for the production and processing segments. The second simplifies compliance requirements. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to possess and acquire emission allowances which permit corresponding GHG emissions. Furthermore, the U.S. is currently a party to the Paris Agreement adopted in December 2015 to reduce global GHG emissions. However, in June 2017, President Trump announced that the United States plans to withdraw from the Paris Agreement in accordance with the Agreement’s four-year exit process and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement and on November 4, 2020 the United States officially withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an executive order to have the United States rejoin the Paris Agreement. On November 4,2020 the withdrawal took effect. However, on January 20, 2021 President Biden signed an Executive Order to reverse the withdrawal and the United States formally re-joined the Paris Agreement on February 19, 2021. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices and has finalized a study of the potential environmental impacts of hydraulic fracturing activities, finding that under certain circumstances, the “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. In 2014, the EPA released an Advanced Notice of Proposed Rulemaking seeking public comment on its plans to issue regulations under the Toxic Substances Control Act of 1976 to require companies to disclose information regarding chemicals used in hydraulic fracturing. Further, the Department of the Interior has released final regulations governing hydraulic fracturing on federal oil and natural gas leases which require lessees to file for approval of well stimulation work before commencement of operations and require well operators to disclose the trade names and purposes of additives used in the fracturing fluids. The states in which we operate have also adopted disclosure requirements related to fracturing fluids. Legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Currently, no states in which we utilize hydraulic fracturing have adopted these regulations. In addition, President Biden has declared that he would support federal government efforts to limit or prohibit hydraulic fracturing. These declarations include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days. In addition, on January 20, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing hydraulic fracturing. At this time, it is not possible to accurately estimate how these recent actions and future rules and rulemaking initiatives under the Biden administration will impact our business.

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

PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

●	perform ongoing assessments of pipeline integrity;
●	identify and characterize applicable threats to pipeline segments that could impact HCAs;
●	improve data collection, integration and analysis;
●	repair and remediate pipelines as necessary; and
●	implement preventive and mitigating actions.

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

For example, in July 2015, PHMSA issued a notice of proposed rulemaking proposing, among other things, to extend operator qualification requirements to operators of certain natural gas gathering lines and to add a specific timeframe for operators’ notifications of accidents or incidents. In January 2017, PHMSA issued a final rule adding a specific timeframe for operators’ notifications of accidents or incidents but delayed final action on the operator qualification proposals until a later date. The final rule became effective March 24, 2017. In addition, in October 2015, PHMSA issued a notice of proposed rulemaking proposing changes to its hazardous liquid pipeline safety regulations, including to extend: (i) reporting requirements to all onshore or offshore, regulated or unregulated hazardous liquid gathering lines; and (ii) certain integrity management periodic assessment and remediation requirements to regulated onshore gathering lines. On January 13, 2017, PHMSA issued a final rule amending its regulations to impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. The final rule also significantly extends and expands the reach of certain integrity management requirements, regardless of the pipeline’s proximity to HCAs. However, this final rule remains subject to review and approval by the new administration, pursuant to a memorandum issued by the White House to heads of federal agencies. It is unclear whether the final rule will be revised and when it will be implemented. In April 2016, PHMSA issued a notice of proposed rulemaking that would expand integrity management requirements and impose new pressure requirements on currently regulated gas transmission pipelines and would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. On October 1, 2019, PHMSA issued its final rule which became effective July 1, 2020. While we cannot predict the outcome of legislative or regulatory initiatives, such regulatory changes and any legislative changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations.

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

Human Capital

Headcount

We do not have any employees. Pursuant to the terms of the Operational Services Agreement, our subsidiary SNMP Services provides us and certain of our subsidiaries, including SEP Holdings IV, LLC, Catarina Midstream, LLC and SECO Pipeline, LLC, with payroll, human resources, employee benefits and other consulting services we mutually agree upon with SNMP Services. Following the effective date of the Operational Services Agreement, SOG no longer provides any employees or support staff for our business. As of March 16, 2021, thirteen (13) employees were employed by SNMP Services with their primary function being to provide services for us, all of which were full-time employees. None of SNMP Services’ employees are subject to a collective bargaining agreement.  When we refer to “our employees” in this Form 10-K we are referring the SNMP Services’ employees. Our success is due in large part to the skills, experience and dedication of such employees.

Employee Safety

We believe our responsibility to our employees, neighbors, shareholders and the environment is only fulfilled through our commitment to safety and reliability. Through training, continuous monitoring and promoting a culture of excellence in operations, we continuously strive to keep our people, the communities in which we operate in and the environment safe. By monitoring the integrity of our assets and promoting the safety of our employees, we are investing in the long-term sustainability of our business.

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

In response to COVID-19, we have taken steps to manage the potential impacts of the COVID-19 outbreak on our employees. We continue to practice remote work procedures when possible to protect the safety of our employees and their families, and have taken extra precautions for our employees who work in the field or cannot otherwise work remotely, such as social distancing, face covering protocols and sanitation procedures.

Development and Retention

In managing our human capital resources, we use a strategic approach to building a diverse, inclusive, and respectful workplace. SNMP Services provides expertise and tools to attract, develop, and retain diverse talent and support our employees’ career and development goals. We value our employees’ opinions and encourage them to engage with management and ask questions on topics such as our goals, challenges, and employee concerns.

We believe that a combination of competitive compensation and career growth and development opportunities help increase employee morale and reduce voluntary turnover. Our comprehensive benefit packages are competitive in the marketplace and we believe in recognizing and rewarding talent through our various compensation programs.

Health and Welfare

We provide a variety of benefits to help promote the health and welfare of our employees and their families.  These benefits include medical, dental, vision plans and virtual health visits. Eligible employees also have access, at no charge, to an employee assistance program.

Offices

Our principal executive offices are located at 1360 Post Oak Blvd., Suite 2400, Houston, Texas 77056. Our telephone number is (713) 783-8000.

Available Information

Our internet address is http://www.evolvetransition.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website that contains these reports at http://www.sec.gov.

Item 1A. Risk Factors

Summary of Risk Factors

The following summary outlines our Risk Factors, which we have grouped into risk categories.  These summarized Risk Factors should be read in conjunction with the detailed Risk Factors that follow:

Risks Related to the COVID-19 pandemic

●	The COVID-19 pandemic has had and could continue to have a material adverse impact on our business, financial condition, cash flows and results of operations.

Risks Related to the Rejection Lawsuits and the Settlement Agreement

●	The failure of the Bankruptcy Court to approve the rejection of the certain commercial agreements underlying the Rejection Lawsuits, or the termination of the Settlement Agreement by any party, could adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Energy Transition Infrastructure Business

●	We can provide no assurance that we will be successful in implementing our new energy transition infrastructure business due to competition and other factors, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business.

Risks Related to Our Midstream Business

●	Mesquite accounts for the majority of our total revenue in general and substantially all of our revenue relating to the operation of our midstream business, as a result, any development that materially and adversely affects Mesquite’s business, financial condition, cash flows or results of operations could have a material and adverse impact on us.
●	The minimum volume commitment provisions of the Gathering Agreement expired in 2020, which could adversely affect our business, financial condition, cash flows and results of operations.
●	All of our midstream assets are located in the Eagle Ford Shale in Texas, making us vulnerable to risks associated with operating in one major geographic area.
●	Distributions we receive from the Carnero JV may fluctuate from quarter to quarter, which could adversely affect our cash flows and ability to pay our payables timely.

Risks Related to Our Production Business

●	Market conditions for natural gas, NGLs and oil are highly volatile. A sustained decline in prices for these commodities could adversely affect our revenue, cash flows, profitability and growth.
●	We depend on certain key customers for sales of our oil and natural gas. To the extent these and other customers reduce the volumes of oil or natural gas they purchase from us and are not replaced by new customers, our revenues and cash available for distribution could decline.

Risks Related to Our Midstream and Production Businesses

●	As a non-operator, our development of successful operations relies extensively on third-parties, including Mesquite and Targa, which could adversely affect our business, financial condition and results of operations

Risks Related to Financing and Credit Environment

●	Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

●	Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants and requires periodic borrowing base redeterminations.
●	We may not be able to extend, replace or refinance our Credit Agreement on terms reasonably acceptable to us, or at all, which could materially and adversely affect our business, liquidity, cash flows and prospects.

Risks Related to Our Cash Distributions

●	Our partnership agreement prohibits us from making certain distributions until all of the Class C Preferred Units are redeemed and, as a result, our ability to make, maintain and grow cash distributions is dependent on our ability to redeem the Class C Preferred Units.
●	Our Credit Agreement restricts us from paying any distributions on our outstanding common units.
●	Any termination of the Shared Services Agreement requiring the payment of a termination fee may result in substantial dilution and could adversely affect our financial condition, results of operations, operating cash flows and any ability to pay cash distributions.

Risks Related to Regulatory Compliance

●	Increased regulation of hydraulic fracturing could result in reductions or delays in the production of natural gas, NGLs and oil by Mesquite, which could reduce the throughput on our facilities and adversely impact our revenues.

Risks Inherent in an Investment in Our Common Units

●	We are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could result in even further reductions in the trading price and liquidity of our common units, which could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.
●	Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.
●	Stonepeak Catarina and its affiliates, including our general partner, will have conflicts of interest with us. They will not owe any fiduciary duties to us or our common unitholders, but instead will owe us and our common unitholders limited contractual duties, and they may favor their own interests to the detriment of us and our other common unitholders
●	Our partnership agreement replaces our general partner’s fiduciary duties to our common unitholders with contractual standards governing its duties.
●	We are able to issue additional units without common unitholder approval, which would dilute unitholder interests.

Tax Risks

●	The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
●	Our common unitholders’ share of our income will be taxable to them even if they do not receive any cash distributions from us.

Risk Factors

Our business involves a high degree of risk. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-K, including the financial statements and the related notes appearing at the end of this Form 10-K. If any of the following risks, or any risk described elsewhere in this Form 10-K, were to occur, our business, financial condition or results of operations could be adversely affected. If any of the following risks, or any risk described elsewhere in this Form 10-K, were to occur, our business, financial condition or results of operations could be adversely affected. The risks below are not the only ones facing the Partnership. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us. This Form 10-K also contains forward-looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Please read “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had and could continue to have a material adverse impact on our business, financial condition, cash flows and results of operations.

COVID-19 has had and could continue to have a material adverse impact on our business, including our financial condition, cash flows and results of operations. COVID-19 was first reported in December 2019 and has since spread to over 200 countries and territories, including every state in the United States.  In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide and the United States declared a national emergency with respect to COVID-19.  As a result, extraordinary and wide-ranging actions were taken by international, federal, state and local public health and governmental authorities to reduce the spread of COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary or mandated changes in behavior. Such actions have also resulted in significant business and operational disruptions, including supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces.  COVID-19 and the ongoing response to mitigate its impact have contributed to a massive economic shutdown and decreased demand for crude oil and natural gas.

As the pandemic and responses to it continue, we may experience further disruptions to commodities markets, supply chains and the health, availability and efficiency of our workforce, which could adversely affect our ability to conduct our business and operations and limit our ability to execute on our business plan. Both the outbreak of the disease and measures taken to slow its spread have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business operations and have materially adversely affected and may continue to materially adversely affect our results of operations, cash flows and financial performance, including, but not limited to, the following:

●	a delay in timing for the collections of our receivables for the services we perform, including as a result of deteriorating financial condition resulting from the COVID-19 pandemic and resulting economic impacts;
●	illness, travel restrictions or other workforce disruptions impacting the availability or productivity of our employees;
●	increased volatility and pricing in the capital markets and credit markets, which may reduce the availability of, and our ability to access, sources of liquidity on acceptable pricing or borrowing terms, if at all; and
●	disruptions in the ability of our suppliers, subcontractors, joint venture partners and others to satisfy their obligations with respect to us, which has impacted, and could continue to impact, our liquidity position, which could result in our inability to pay our payables timely, including required payments under the Credit Agreement.

There are still too many variables and uncertainties regarding COVID-19 — including the pace and efficacy of vaccination efforts, the duration and severity of possible resurgences and the duration and extent of travel restrictions and business closures imposed in affected countries — to reasonably predict the full potential impact of COVID-19 on our business and operations.  Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to the global economic recession that is likely to result from the measures taken to combat the virus. Further, adverse impacts from the COVID-19 pandemic may have the effect of heightening many of the other risks we face.

Risks Related to the Rejection Lawsuits and the Settlement Agreement

The failure of the Bankruptcy Court to approve the rejection of the certain commercial agreements underlying the Rejection Lawsuits, or termination of the Settlement Agreement by any party, could adversely affect our business, financial condition, cash flows and results of operations.

On June 30, 2020, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2 to the Gathering Agreement, (ii) the Seco Catarina Agreement, and (iii) the Seco Comanche Agreement. Each of the agreements that were entered into on June 30, 2020 pursuant to the Settlement Agreement will become effective upon satisfaction of certain closing conditions described in the Settlement Agreement.

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed a complaint (collectively, the “Rejection Lawsuits”) against Mesquite and certain of its subsidiaries. The commercial agreements contemplated by the Settlement Agreement that the Partnership and its subsidiaries entered into on June 30, 2020 will not become effective until, among other things, the Rejection Lawsuits have been resolved and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits in favor of the SN Debtors. The Rejection Lawsuits were not resolved as of December 31, 2020, and as a result, each of the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms.

The failure of the Bankruptcy Court to approve the rejection of the certain commercial agreements underlying the Rejection Lawsuits, or the termination of the Settlement Agreement by any party could adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Energy Transition Infrastructure Business

We can provide no assurance that we will be successful in implementing our new energy transition infrastructure business due to competition and other factors, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business.

Part of our new business strategy is to grow our business through the acquisition and development of infrastructure critical to the transition of energy supply to lower carbon sources. This will involve identifying opportunities to offer services to third parties with our existing assets or constructing or acquiring new assets. We are currently pursuing energy transition infrastructure opportunities but we have not yet closed an acquisition or developed infrastructure in connection with this business strategy. We can provide no assurance that we will be successful in implementing our new energy transition infrastructure business, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business. Moreover, we may fail to realize the anticipated benefit of any acquisition we do close, or we may be unable to integrate businesses we acquire effectively. Finally, to the extent that Stonepeak, SP Holdings or our general partner are successful in pursuing energy transition opportunities, there is no guarantee that such opportunities will be offered to us. Please read “—Risks Inherent in an Investment in Our Common Units—Our general partner and its affiliates, including SP Holdings and Stonepeak Catarina, may not allocate corporate opportunities to us.”

Risks Related to Our Midstream Business

Mesquite accounts for the majority of our total revenue in general and substantially all of our revenue relating to the operation of our midstream business, as a result, any development that materially and adversely affects Mesquite’s business, financial condition, cash flows or results of operations could have a material and adverse impact on us.

Mesquite is our most significant customer and accounted for approximately 80% of our total revenue and substantially all of our midstream business revenue for the year ended December 31, 2020. We are dependent on Mesquite as our only current customer for utilization of Western Catarina Midstream. In addition, Mesquite is the primary customer for utilization of the Carnero Gathering Line and the Raptor Gas Processing Facility. We expect that a majority of revenues relating to these assets will be derived from Mesquite for the foreseeable future.  As a result, any event, whether in our area of operations or otherwise, that adversely affects Mesquite’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows could have a material and adverse impact on us.  Accordingly, we are indirectly subject to the business risks of Mesquite, including, among others:

●	a reduction in or slowing of Mesquite’s development program, especially on Mesquite’s Catarina Asset, which would directly and adversely impact demand for our gathering and processing services;
●	a decline in the price of natural gas, NGLs or oil, which have been extremely volatile prior to, and during the pendency of, the COVID-19 pandemic;
●	Mesquite’s ability to finance its operations and development activities;
●	the availability of capital on an economic basis to fund Mesquite’s exploration and development activities;
●	Mesquite’s ability to replace reserves;
●	Mesquite’s drilling and operating risks, including potential environmental liabilities;
●	transportation capacity restraints and interruptions;
●	adverse effects of governmental and environmental regulation; and
●	losses from pending or future litigation, including the Rejection Lawsuits.

Because of the natural decline in production from existing wells, our success depends, in part, on Mesquite’s ability to replace declining production. Any decrease in volumes of natural gas, NGLs and oil that Mesquite produces or any decrease in the number of wells that Mesquite completes could reduce throughput volumes that could adversely affect our business and operating results.

The volumes that support our facilities depend on the level of production from wells connected to our facilities, which may be less than expected and will naturally decline over time. During the year ended December 31, 2020, Mesquite failed to drill the required number of wells on Mesquite’s Catarina Asset, and as a result, Mesquite forfeited acreage not held by production during the year ended December 31, 2020.  This forfeiture will impact Mesquite’s ability to develop additional acreage and replace declining production, which will directly impact revenues for our gathering and processing services.

In addition, volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our facilities, we must obtain new sources of natural gas, NGLs and oil from Mesquite or other third parties. The primary factors affecting our ability to obtain additional sources of natural gas, NGLs and oil include (i) the success of Mesquite’s drilling activity in our areas of operation, (ii) Mesquite’s acquisition of additional acreage and (iii) our ability to obtain additional dedications of acreage from Mesquite or new dedications of acreage from other third parties.

We have no control over Mesquite’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our facilities or the rate at which production from a well declines. We have no control over Mesquite or other producers or their development plan decisions, which are affected by, among other things:

●	the availability and cost of capital;
●	prevailing and projected prices for natural gas, NGLs and oil;
●	demand for natural gas, NGLs and oil;
●	levels of reserves;
●	geologic considerations;
●	environmental or other governmental regulations, including the availability and maintenance of drilling permits and the regulation of hydraulic fracturing; and
●	the costs of producing natural gas, NGLs and oil and the availability and costs of drilling rigs and other equipment.

Fluctuations in energy prices can also greatly affect the development of reserves. Declines in commodity prices could have a negative impact on Mesquite’s development and production activity, and if sustained, could lead Mesquite to materially reduce its drilling and completion activities. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.

Due to these and other factors, even if reserves are known to exist in areas served by our facilities, Mesquite and other producers may choose not to develop, or be prohibited from developing, those reserves. If reductions in development activity result in our inability to maintain the current levels of throughput on our facilities, those reductions could adversely affect our business and operating results.

The minimum volume commitment provisions of the Gathering Agreement expired in 2020, which could adversely affect our business, financial condition, cash flows and results of operations.

The term of the minimum volume commitment was the first five years of the 15-year term of the Gathering Agreement.  The minimum volume commitment term expired in 2020. As a result, Mesquite has no contractual commitment with respect to throughput volumes and if Mesquite’s actual throughput volumes are less than anticipated, we will not be entitled to receive any shortfall payments.  If Mesquite’s throughput volumes decrease materially, or if Mesquite ceased shipping throughput volumes on Western Catarina Midstream, it would have a material adverse effect on our business, financial condition, cash flows and results of operations.

Interruptions in operations at our facilities or facilities that Targa operates on behalf of the Carnero JV may adversely affect our business, financial condition, cash flows and results of operations.

Any significant interruption at any of our facilities or the facilities that Targa operates on behalf of the Carnero JV, or in our ability or Targa’s ability on behalf of the Carnero JV, as applicable, to gather, treat or process natural gas, NGLs and oil, would adversely affect our business, financial condition, cash flows and results of operations. Operations at impacted facilities could be partially or completely shut down, temporarily or permanently, as a result of circumstances not within our control, such as:

●	unscheduled turnarounds or catastrophic events at physical plants or pipeline facilities;
●	restrictions imposed by governmental authorities or court proceedings;
●	labor difficulties that result in a work stoppage or slowdown;

●	a disruption or decline in the supply of resources necessary to operate a facility;
●	damage to facilities resulting from natural gas, NGLs and oil that do not comply with applicable specifications; and
●	inadequate transportation or market access to support production volumes, including lack of availability of pipeline capacity.

We may not be able to attract additional third-party volumes, which could limit our ability to grow and would increase our dependence on Mesquite.

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

We may not be able to attract material third-party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by (i) certain rights Mesquite has under applicable agreements and, with respect to Western Catarina Midstream, the fact that a substantial portion of the capacity of the facility will be necessary to service Mesquite’s production and development and completion schedule, (ii) the current nature of our facilities, (iii) our desire to provide services pursuant to fee-based contracts and (iv) the existence of current and future dedications to other gatherers by potential third-party customers. As a result, we may not have the capacity or ability to provide services to third parties, or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.

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

We have not obtained and do not intend to obtain independent evaluations of the reserves of natural gas, NGLs and oil, including those of Mesquite, connected to Western Catarina Midstream on a regular or ongoing basis. Moreover, even if we did obtain independent evaluations of the reserves of natural gas, NGLs and oil connected to Western Catarina Midstream, such evaluations may prove to be incorrect. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs.

Accordingly, we may not have accurate estimates of total reserves dedicated to some or all of Western Catarina Midstream or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to Western Catarina Midstream are less than we anticipate and we are unable to secure additional sources of natural gas, NGLs and oil, it could adversely affect our business, financial condition, cash flows and results of operations.

A shortage of equipment and skilled labor in the Eagle Ford Shale could reduce equipment availability and labor productivity and increase labor and equipment costs, which could have a material adverse effect on our business and results of operations.

Gathering and processing services require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. Decreased levels of production and shrinking margins from lower commodity prices may result in shortages of equipment and skilled labor in the Eagle Ford Shale, as companies seek to deploy their resources in more profitable basins. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. Material increases in equipment, labor prices or health and benefit costs for employees, could have a material adverse effect on our business and results of operations.

Distributions we receive from the Carnero JV may fluctuate from quarter to quarter, which could adversely affect our cash flows and ability to pay our payables timely.

We received approximately $15.3 million in cash from the Carnero JV in the form of distributions during the year ended December 31, 2020. Targa, as the operator of the Carnero JV, has certain rights which permit it to affect the amount and timing of distributions to us. For example, Targa has certain discretion with regard to cash reserves and working capital adjustments that may cause the amount of our distributions to fluctuate from quarter-to-quarter. Fluctuations in the amount and timing of distributions from the Carnero JV could adversely affect our cash flows and ability to pay our payables timely, including required payments under the Credit Agreement.

Our participation in joint ventures exposes us to liability or harm to our reputation resulting from failures by our joint venture partners.

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing to form an expanded 50 / 50 joint venture in South Texas, Carnero JV, (2) Targa contributed 100% of the equity interest in Silver Oak II to Carnero JV, which expanded the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the Carnero Gathering Line to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, and (4) Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s Comanche Asset pursuant to a new long-term firm gas gathering and processing agreement. We and Targa are jointly and severally liable for all liabilities and obligations of Carnero JV. If Targa fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for Targa’s shortfall. Further, if we are unable to adequately address Targa’s performance issues, Mesquite, the main customer on the facilities, may terminate its agreements, which could result in legal liability to us, harm our reputation and reduce cash flows generated from the Carnero Gathering Line and the Raptor Gas Processing Facility.

Increased competition from other companies that provide gathering services could have a negative impact on the demand for our services, which could adversely affect our business, financial condition, cash flows and results of operations.

Our ability to flow a sufficient volume of throughput prior to and after the expiration of the Gathering Agreement to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our facilities compete primarily with other gathering and processing systems. Some competitors have greater financial resources than us and may now, or in the future, have access to greater supplies of natural gas, NGLs and oil than we do. Some of these competitors may expand or construct facilities that would create additional competition for the services that we provide to Mesquite or other future customers. In addition, Mesquite or other future customers may develop their own facilities instead of using our midstream assets.

All of these competitive pressures could make it more difficult for us to retain Mesquite as a customer and/or attract new customers as we seek to expand our business, which could adversely affect our business, financial condition, cash flows and results of operations.

If third-party pipelines or other midstream facilities interconnected to our facilities become partially or fully unavailable, it could adversely affect our business, financial condition, cash flows and results of operations.

Our facilities connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of third-party pipelines, compressor stations and other midstream facilities is not within our control. These pipelines, plants and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if the costs to us to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurs or if any of these pipelines or other midstream facilities become unable to receive or transport natural gas, NGLs or oil, it could adversely affect our business, financial condition, cash flows and results of operations.

We do not own the land on which Western Catarina Midstream or the Seco Pipeline is located, which could have a material adverse effect on our business, results of operations and financial condition.

We do not own the land on which Western Catarina Midstream or the Seco Pipeline is located, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We currently have certain rights to construct and operate our pipelines on land owned by third parties for a specific period of time and may need to obtain other rights in the future from third parties and governmental agencies to continue these operations or expand Western Catarina Midstream or the Seco Pipeline. Our loss of these rights or inability to obtain additional rights, through our inability to renew or obtain right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition.

Our right-of-first-offer with Mesquite for midstream assets is subject to risks and uncertainty, and thus may not enhance our ability to grow our business.

Pursuant to a right-of-first-offer, Mesquite has agreed to offer us the right to purchase midstream assets that it desires to transfer to any unaffiliated person through 2030. Mesquite is under no obligation to sell any assets to us or to accept any offer for its assets that we may choose to make. Furthermore, for a variety of reasons, we may decide not to exercise this right when it becomes available.

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

Our operations could be disrupted if our information systems are hacked or fail, causing increased expenses and loss of revenue.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data systems unusable, threats to the security of our facilities and infrastructure, Mesquite’s facilities and infrastructure or other third-party facilities and infrastructure, such as pipelines. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business.

Our business is increasingly dependent on technology infrastructure, certain critical financial, accounting and other data processing systems and other communications and information systems. These systems include data network and telecommunications, internet access, our website, and various computer hardware equipment and software applications, including those that are critical to the safe operations of our assets. We process transactions on a daily basis and rely upon the proper functioning of computer systems. Additionally, we rely on information systems across our operations, including the management of processes and transactions. These systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cybersecurity threats to gain unauthorized access to sensitive information, cyber-attacks, which may render data systems unusable, and physical threats to the security of our facilities and infrastructure or third-party facilities and infrastructure. If a key system were hacked or otherwise interfered with by an unauthorized access, or were to fail or experience unscheduled downtime for any reason, even if only for a short period, our financial results could be affected adversely.

The implementation of social distancing measures and other limitations on our workforce in response to the COVID-19 pandemic have necessitated portions of our workforce switching to remote work arrangements. The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cyber protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows.

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

Prices for natural gas, NGLs and oil fluctuate widely in response to a variety of factors that are beyond our control, such as:

●	domestic and foreign supply of and demand for natural gas, NGLs and oil;
●	weather conditions and the occurrence of natural disasters;
●	overall domestic and global economic conditions;
●	political and economic conditions in countries producing natural gas, NGLs and oil, including terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war;
●	actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other state-controlled oil companies relating to oil price and production controls;
●	the effect of increasing liquefied natural gas and exports from the United States;
●	the impact of the U.S. dollar exchange rates on prices for natural gas, NGLs and oil;

●	technological advances affecting energy supply and energy consumption;
●	domestic and foreign governmental regulations, including regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells, and taxation;
●	the impact of energy conservation efforts and alternative fuel requirements;
●	the proximity, capacity, cost and availability of production and transportation facilities for natural gas, NGLs and oil;
●	events that impact global market demand, including impacts from global health epidemics and concerns, such as the coronavirus;
●	the availability of refining capacity; and
●	the price and availability of, and consumer demand for, alternative fuels.

Given that natural gas, NGLs and oil are global commodities, prices can also be significantly influenced by developments in other countries and markets, particularly in key consumption markets like China and India.

Governmental actions may also affect prices for natural gas, NGLs and oil. In the past, prices for natural gas, NGLs and oil have been extremely volatile, especially during the pendency of the COVID-19 pandemic, and we expect this volatility to continue. Downward volatility can negatively affect the amount of our net estimated proved reserves and the standardized measure of discounted future net cash flows of our net estimated proved reserves.

In addition, our revenue, profitability and cash flows depend upon the prices of and demand for natural gas, NGLs and oil, and continued price volatility and low commodity prices, or a sustained drop in prices could negatively affect our financial results and impede our growth. In particular, sustained declines in commodity prices will:

●	limit our ability to enter into commodity derivative contracts at attractive prices;
●	reduce the value and quantities of our reserves, because declines in prices for natural gas, NGLs and oil would reduce the amount of natural gas, NGLs and oil that we can economically produce;
●	reduce the amount of cash flows available for capital expenditures;
●	limit our ability to borrow money; and
●	make it uneconomical for our operating partners to commence or continue production levels of natural gas, NGLs and oil.

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

It is not possible to measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels and operating and development costs. Our independent reserve engineers do not independently verify the accuracy and completeness of information and data furnished by us. In estimating our level of oil and natural gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

●	future oil and natural gas prices;
●	production levels;

●	capital expenditures;
●	operating and development costs;
●	the effects of regulation;
●	the accuracy and reliability of the underlying engineering and geologic data; and
●	the availability of funds.

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

We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of the estimate. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

●	the actual prices that are received for oil and natural gas;
●	actual operating costs in producing oil and natural gas;
●	the amount and timing of actual production;
●	the amount and timing of capital expenditures;
●	supply of and demand for oil and natural gas; and
●	changes in governmental regulations or taxation.

The timing of both production and the incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus, their actual present value. In addition, the 10% discount factor used when calculating our discounted future net cash flows in compliance with the Financial Accounting Standard Board’s Accounting Standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations, financial condition and cash flows.

Future price declines or downward reserve revisions may result in write-downs of our asset carrying values, which could adversely affect our results of operations and limit our ability to borrow funds.

Declines in oil and natural gas prices may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase or production data factors change, accounting rules may require us to write-down, as a noncash charge to earnings, the carrying value of our properties for impairments. We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method. We are required to perform impairment tests on our assets periodically and whenever events or circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore would require a write-down. We have incurred impairment charges in the past and may do so again in the future. Any impairment could be substantial and have a material adverse effect on our results of operations in the period incurred and our ability to borrow funds under our Credit Agreement.

We depend on certain key customers for sales of our oil and natural gas. To the extent these and other customers reduce the volumes of oil or natural gas they purchase from us and are not replaced by new customers, our revenues and cash flows could decline.

Our oil and natural gas production in Texas and Louisiana is marketed by the operators of our properties. To the extent these or other customers reduce the volumes of oil and natural gas that they purchase from us and are not replaced by new customers, or the market prices for oil and natural gas decline in our market areas, our revenues and cash flows could decline.

Seasonal weather conditions may adversely affect our ability to conduct production activities, which could adversely impact our cash flows.

Oil and natural gas operations are often adversely affected by seasonal weather conditions, primarily during periods of severe weather or rainfall, and during periods of extreme cold. Power outages and other damages resulting from tornados, ice storms, flooding and other strong storms or weather events may prevent wells from being operated in an optimal manner. These weather conditions may reduce oil and natural gas production, which could adversely impact our cash flows.

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

Where water produced from properties fails to meet the quality requirements of applicable regulatory agencies or wells produce water in excess of the applicable volumetric permit limit, the wells may have to be shut in or upgraded for water handling or treatment. The costs to treat or dispose of this produced water may increase if any of the following occur:

●	permits cannot be renewed or obtained from applicable regulatory agencies;
●	water of lesser quality or requiring additional treatment is produced;
●	the wells produce excess water; or
●	new laws and regulations require water to be disposed of or treated in a different manner.

Risks Related to Our Midstream and Production Businesses

As a non-operator, our development of successful operations relies extensively on third-parties, including Mesquite and Targa, which could adversely affect our business, financial condition and results of operations.

We have only participated in wells, leasehold acreage and midstream assets operated by third parties, including Mesquite and Targa. The success of our business operations depends on the success of such operators. If our operators are not successful in the development, exploitation, production and operating activities relating to our midstream and production businesses, or are unable or unwilling to perform, it could adversely affect our business, financial condition and results of operations.

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

Risks Related to Financing and Credit Environment

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. The report on our audited consolidated financial statements for the year ended December 31, 2020 issued by our independent registered public accounting firm included in this Form 10-K includes an explanatory paragraph referring to the Credit Agreement being a current liability that matures on September 30, 2021 and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if we are unable to refinance or extend the maturity of the Credit Agreement, or otherwise raise adequate funds prior to the maturity date, it will further raise substantial doubt about our ability to continue as a going concern.  The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.  Additionally, if we are unable to continue as a going concern, our unitholders may lose some or all of their investment in us.

Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants and requires periodic borrowing base redeterminations.

We depend on the Credit Agreement for future capital needs. The Credit Agreement restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. Additionally, the initial aggregate commitment amount is subject to quarterly $10.0 million principal and other mandatory prepayments. We are also required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions, requirements and covenants in the future is uncertain and will be affected by the levels of cash flows from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the prepayment requirements, or other restrictions and covenants under the Credit Agreement could result in an event of default, which could cause all of our existing indebtedness to become immediately due and payable. Each of the following is also an event of default:

●	failure to pay any principal when due or any interest, fees or other amount prior to the expiration of certain grace periods;
●	a representation or warranty made under the loan documents or in any report or other instrument furnished thereunder is incorrect when made;
●	failure to perform or otherwise comply with the covenants in the Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;
●	any event that permits or causes the acceleration of the indebtedness;
●	bankruptcy or insolvency events involving us or our subsidiaries;
●	certain changes in control as specified in the covenants to the Credit Agreement;

●	the entry of, and failure to pay, one or more adverse judgments in excess of $2.5 million or one or more non-monetary judgments that could reasonably be expected to have a material adverse effect and for which enforcement proceedings are brought or that are not stayed pending appeal; and
●	specified events relating to our employee benefit plans that could reasonably be expected to result in liabilities in excess of $2.5 million in any year.
●	failure to comply with the Transaction Covenant (as defined below).

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

The Tenth Amendment contains a new covenant (the “Transaction Covenant”), which provides that we must either (i) engage an investment bank, advisory firm or “sell-side” oil and gas midstream acquisition and divestiture firm (an “Advisory Firm”) to advise us with respect to a possible strategic transaction, which may include a sale of properties or equity interests, an issuance of equity interests in us or a subsidiary or a debt financing transaction (each, a “Qualifying Transaction”), or, (ii) without an Advisory Firm, take material steps towards engaging in a Qualifying Transaction. If we engage an Advisory Firm, then the target closing date for a Qualifying Transaction must be no later than August 31, 2021. If we take material steps on our own, then the target closing date for a Qualifying Transaction must be on or before June 30, 2021 or we must hire an Advisory Firm. In either event, the net cash proceeds must be reasonably expected to be greater than the full amount due under the Credit Agreement on the maturity date. If we are unable to comply with the Transaction Covenant it will be deemed an immediate event of default under the Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Any failure to comply with the Transaction Covenant could have a material and adverse effect on our business, liquidity and cash flows.

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

As of March 16, 2021, we had $104.5 million of debt outstanding under our Credit Agreement that bears interest at variable rates that use the London Interbank Offered Rate (“LIBOR”), as a benchmark rate. On July 27, 2017, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature.

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

We will be required to make substantial capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our cash flows may be diminished or our financial leverage could increase.

In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations which may diminish our cash flows. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings. Alternatively, we may sell additional common units or other securities to fund our capital expenditures. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could implement restrictions or limitations on our ability to pay cash distributions. For example, our Credit Agreement currently prohibits us from making distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to make cash distributions to our unitholders in the future, if any, which could materially decrease our ability to pay cash distributions. Stonepeak is not contractually committed to providing any direct or indirect support to fund our growth.

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

We are exposed to risks of loss in the event of nonperformance by our customers, vendors, lenders in our Credit Agreement and counterparties to our hedging arrangements. Some of our customers, vendors, lenders and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Despite our credit review and analysis, we may experience financial losses in our dealings with these and other parties with whom we enter into transactions as a normal part of our business activities. Any nonpayment or nonperformance by our customers, vendors, lenders or counterparties could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Our future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

We may incur substantial additional indebtedness in the future under our Credit Agreement or otherwise. Our future indebtedness could have important consequences to us, including:

●	our ability to obtain additional financing, if necessary, for working capital, maintenance and investment capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
●	covenants and financial tests contained in our existing and future credit and debt instruments may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;
●	increased cash flows required to make principal and interest payments on our indebtedness could reduce the funds that would otherwise be available to fund operations, capital expenditures, future business development or any cash distributions; and
●	our debt level may make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

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

During periods of inflation or stagflation, our costs of doing business could increase, including increases in the variable interest rates that we pay on amounts we borrow under our Credit Agreement. We have not hedged any of our expected production volumes for 2021, and as a result, the cash flows generated by that future production will be subject to the impact of inflation or stagflation. If any of our operating, administrative or capital costs were to increase as a result of inflation or increase in the cost of goods and services, such a cap could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Higher interest rates may also increase the borrowing costs associated with our Credit Agreement. If our borrowing costs were to increase, our interest payments on our debt may increase, which would reduce the amount of cash available for our operating or capital activities.

Risks Related to Our Cash Distributions

Our partnership agreement prohibits us from making certain distributions until all of the Class C Preferred Units are redeemed and, as a result, our ability to make, maintain and grow cash distributions to common unitholders is dependent on our ability to redeem the Class C Preferred Units.

Under the terms of our partnership agreement, until the first quarter in which no Class C Preferred Units remain outstanding, we are not permitted to declare or make any distributions, redemptions or repurchases in respect of, among other partnership interests, our common units. As of January 1, 2021, our partnership agreement provides us with the ability to redeem the Class C Preferred Units without a premium to the liquidation preference of the Class C Preferred Units. If we are unable to access the capital markets on favorable terms or otherwise secure debt or equity financing to redeem the Class C Preferred Units, our ability to redeem the Class C Preferred Units and then to make, maintain and grow cash distributions to common unitholders will be materially adversely affected.

Our Credit Agreement restricts us from paying any distributions on our outstanding common units.

We do not have the ability to pay distributions to our common unitholders under our Credit Agreement other than in certain limited circumstances set forth in the Credit Agreement.

Any termination of the Shared Services Agreement requiring the payment of a termination fee may result in substantial dilution and could adversely affect our financial condition, results of operations, operating cash flows and any ability to pay cash distributions.

As previously disclosed and described in more detail in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stonepeak Transactions,” SP Holdings began engaging in non-binding discussions with the Board about terminating or, alternatively, amending and restating the Shared Services Agreement.  If the Shared Services Agreement is terminated, and such termination ultimately requires the payment of a termination fee in cash, which we estimate was in excess of $35.0 million as of December 31, 2020, it could adversely affect our financial condition, results of operations and cash flows. If the Shared Services Agreement is terminated and such termination ultimately requires the payment of a termination fee in common units, then holders of our common units will experience substantial dilution.

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

Our ability to enhance our financial position depends, in part, on our ability to complete expansion projects and make acquisitions that result in an increase in cash generated. We may be unable to complete successful, accretive expansion projects or acquisitions for any of the following reasons:

●	we are outbid by competitors for potential acquisition candidates;
●	we are unable to identify attractive expansion projects or acquisition candidates;
●	we are unable to obtain necessary rights-of-way or governmental approvals, including from regulatory agencies;
●	we are unable to successfully integrate the businesses that we develop or acquire;
●	we are unable to obtain financing for such expansion projects or acquisitions on economically acceptable terms, or at all;

●	we do not make accurate assumptions about potential volumes, reserves, revenues and costs, including synergies and growth; or
●	we are unable to secure adequate customer commitments to use the newly developed or acquired facilities.

Oil and natural gas prices are very volatile. If commodity prices decline significantly for a temporary or prolonged period, our cash from operations may decline and may adversely affect our financial condition, our results of operations, our profitability and our ability to invest in new midstream facilities.

Our revenue, profitability and operating cash flows depend in part upon the prices and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our operating cash flows and may also impact the fees generated by us from our midstream facilities. In particular, declines in commodity prices will directly reduce the value of our reserves, our operating cash flows, our ability to borrow money or raise capital and may indirectly reduce the cash flows from our midstream facilities. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

●	the domestic and foreign supply of and demand for oil and natural gas;
●	the price and level of foreign imports of oil and natural gas;
●	the level of consumer product demand;
●	weather conditions;
●	overall domestic and global economic conditions;
●	political and economic conditions in oil and natural gas producing countries, including those in West Africa, the Middle East and South America;
●	the ability of members of OPEC to agree to and maintain oil price and production controls;
●	the impact of U.S. dollar exchange rates on oil and natural gas prices;
●	technological advances affecting energy consumption;
●	domestic and foreign governmental regulations and taxation;
●	the impact of energy conservation efforts;
●	the costs, proximity and capacity of oil and natural gas pipelines and other transportation facilities;
●	the price and availability of alternative fuels; and
●	the increase in the supply of natural gas due to the development of natural gas.

In the past, the prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. If commodity prices decline significantly for a temporary or prolonged period, our cash from operations may decline and may adversely affect our financial condition, our results of operations, our profitability and our ability to invest in new midstream facilities.

Acquisitions involve potential risks that could adversely affect our business, financial condition and results of operations.

Any acquisition involves potential risks, including, among other things:

●	the risk of title defects discovered after closing;
●	inaccurate assumptions about revenues and costs, including synergies;
●	significant increases in our indebtedness and working capital requirements;
●	an inability to transition and integrate successfully or timely the businesses we acquire;
●	the cost of transition and integration of data systems and processes;
●	potential environmental problems and costs;
●	the assumptions of unknown liabilities;
●	limitations on rights to indemnity from the seller;
●	the diversion of management’s attention from other business concerns;
●	increased demands on existing personnel and on our organizational structure;
●	disputes arising out of acquisitions;
●	customer or key employee losses of the acquired businesses; and
●	the failure to realize expected growth or profitability.

The scope and cost of these risks may ultimately be materially greater than estimated at the time of the acquisition. Furthermore, our future acquisition costs may be higher than those we have achieved historically. Any of these factors could adversely affect our business, financial condition and results of operations.

Inadequate insurance could have a material adverse impact on our business, financial condition and results of operations.

We ordinarily maintain insurance against certain losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us and we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Additionally, our insurance program may include a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies; therefore, we may not be able to obtain the full amount of our insurance coverage for insured events. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business, financial condition and results of operations.

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

Increased regulation of hydraulic fracturing could result in reductions or delays in the production of natural gas, NGLs and oil by Mesquite, which could reduce the throughput on our facilities and adversely impact our revenues.

A substantial portion of Mesquite’s production of natural gas, NGLs and oil is being developed from unconventional sources, such as shale formations. These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Various studies are currently underway by the EPA and other federal and state agencies concerning the potential environmental impacts of hydraulic fracturing activities. For example, the EPA issued an advanced notice of proposed rulemaking under the Toxic Substances Control Act in 2014 requesting comments related to disclosures for hydraulic fracturing chemicals. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of the U.S. Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. Additionally, President Biden has declared that he would support federal government efforts to limit or prohibit hydraulic fracturing. These declarations include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. We cannot predict whether additional levels of regulations and permits will be required through the adoption of new laws and regulations at the federal or state level, and if so, what the provisions would be. If additional levels of regulation and permits were to be implemented through the adoption of new laws and regulations at the federal or state level, that could lead to delays and process prohibitions that could reduce the volumes of liquids and natural gas that move through our facilities, which in turn could materially adversely affect our revenues and results of operations.

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

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in HCAs. The regulations require operators to:

●	perform ongoing assessments of pipeline integrity;
●	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
●	improve data collection, integration and analysis;
●	repair and remediate the pipeline as necessary; and
●	implement preventive and mitigating actions.

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

Our common units are currently listed on the NYSE American. Continued listing of a security on the NYSE American is conditioned upon compliance with various continued listing standards. On April 3, 2020, we received notice (the “Notice”) from the NYSE American stating that we were below compliance with the continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). The Notice provided that the NYSE American’s review of the Partnership showed that we were below compliance with Section 1003(a)(i) of the Company Guide.

The Notice had no immediate effect on our listing on the NYSE American and, therefore, our common units are still listed on the NYSE American, subject to our compliance with other continued listing requirements of the NYSE American. On May 4, 2020, we submitted a plan of compliance (the “Plan”) to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(i) of the Company Guide by October 3, 2021. On June 25, 2020 the Partnership received a letter from the NYSE American stating that the Partnership’s Plan had been accepted and that the Partnership had been granted a plan period through October 3,2021 (the period of time from May 4, 2020 to October 3, 2021 (the “Plan Period”).

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

The Notice does not affect our business operations or our reporting obligations under the rules and regulations of the SEC, nor does the Notice conflict with or cause an event of default under any of our material agreements.

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

As of March 16, 2021, Stonepeak owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Warrant that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.  Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner. Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer (as defined in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stonepeak Transactions), Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement (as defined in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stonepeak Transactions) or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Stonepeak Catarina and its affiliates, including our general partner, will have conflicts of interest with us. They will not owe any fiduciary duties to us or our common unitholders, but instead will owe us and our common unitholders limited contractual duties, and they may favor their own interests to the detriment of us and our other common unitholders.

Stonepeak Catarina, through its ownership of SP Holdings, owns and controls our general partner and, through the Representation and Standstill Agreement (as defined below) and its ownership of SP Holdings, has the power to appoint all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to SP Holdings and its affiliates, including Stonepeak Catarina. Conflicts of interest will arise between Stonepeak Catarina and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Stonepeak over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

●	Neither our partnership agreement nor any other agreement requires Stonepeak to pursue a business strategy that favors us or utilizes our assets. The directors and officers of SP Holdings and its affiliates, including Stonepeak Catarina, have a fiduciary duty to make these decisions in the best interests of the members of SP Holdings and its affiliates, which may be contrary to our interests. Stonepeak may choose to shift the focus of its investment and growth to areas not served by our assets.
●	Our general partner is allowed to take into account the interests of parties other than us, such as Stonepeak Catarina and SP Holdings, in resolving conflicts of interest.
●	SP Holdings and its affiliates, including Stonepeak Catarina, may be constrained by the terms of their respective debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.
●	Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limit our general partner’s liabilities and restrict the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.
●	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.
●	Disputes may arise under our commercial agreements with SP Holdings and its affiliates, including Stonepeak Catarina.
●	Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership units and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash available for distribution.
●	Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which will reduce operating surplus, or an expansion or investment capital expenditure, which will not reduce operating surplus. This determination can affect the amount of cash that is distributed.
●	Our general partner determines which costs incurred by it are reimbursable by us, the amount of which is not limited by our partnership agreement.
●	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.
●	Our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to SP Holdings as the holder of the incentive distribution rights.
●	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.
●	Our general partner intends to limit its liability regarding our contractual and other obligations.
●	Our general partner and its controlled affiliates may exercise their right to call and purchase all of the common units not owned by them if they own more than 80% of our common units.
●	Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including the obligations of SP Holdings and Stonepeak Catarina under their commercial agreements with us.
●	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

●	Our general partner may elect to cause us to issue common units to SP Holdings in connection with a resetting of the target distribution levels related to our incentive distribution rights without the approval of the Conflicts Committee or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Our general partner and its affiliates, including SP Holdings and Stonepeak Catarina, may not allocate corporate opportunities to us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including SP Holdings, its executive officers and directors and Stonepeak Catarina. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.

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

The market price of our common units may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

●	the resolution of the Rejection Lawsuits and the closing or termination of the Settlement Agreement;
●	provisions in our Credit Agreement which currently prohibit us from paying distributions to our common unitholders other than in certain limited circumstances set forth in our Credit Agreement;
●	our quarterly or annual earnings or those of other companies in our industry;
●	announcements by us or our competitors of significant contracts or acquisitions;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	general economic conditions, including interest rates and governmental policies impacting interest rates;
●	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

●	opinions and beliefs on the potential market price of our common units shared on social media channels, such as YouTube and Reddit;
●	future sales of our common units;
●	Stonepeak Catarina is able to elect to receive distributions on the Class C preferred Units in common units for any future quarter; and
●	other factors described in this Form 10-K and the documents incorporated herein.

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will fill gaps under the partnership agreement to enforce the reasonable expectations of the partners, but only where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

●	how to allocate business opportunities among us and its other affiliates;
●	whether to exercise its limited call right;
●	whether to seek approval of the resolution of a conflict of interest by the Conflicts Committee; and
●	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

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

The effect of eliminating fiduciary standards in our partnership agreement is that the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law will be significantly restricted. For example, our partnership agreement provides that:

●	whenever our general partner, the Board or any committee thereof (including the Conflicts Committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the Board and any committee thereof (including the Conflicts Committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, and under our partnership agreement, a determination, other action or failure to act by our general partner and any committee thereof (including the Conflicts Committee) will be deemed to be in good faith unless the general partner, the Board or any committee thereof (including the Conflicts Committee) believed that such determination, other action or failure to act was adverse to the interests of the partnership or, with regard to certain determinations by the Board relating to the conflict transactions described below, the Board did not believe that the specified standards were met, and, except as specifically provided by our partnership agreement, neither our general partner, the Board nor any committee thereof (including the Conflicts Committee) will be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
●	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

●	our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
●	our general partner will not be in breach of its obligations under the partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
o	approved by the Conflicts Committee of the Board, although our general partner is not obligated to seek such approval;
o	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;
o	determined by the Board to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
o	determined by the Board to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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

Furthermore, if any limited partner, our general partner or any person holding any beneficial interest in us brings any claims, suits, actions or proceedings (including, but not limited to, those asserting a claim of breach of a fiduciary duty) and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such limited partner, our general partner or person holding any beneficial interest in us shall be obligated to reimburse us and our “affiliates,” as defined in Section 1.1 of our partnership agreement (including our general partner, the directors and officers of our general partner, and Stonepeak) for all fees, costs and expenses of every kind and description, including, but not limited to, all reasonable attorney’s fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding.

Our partnership agreement includes exclusive forum, venue and jurisdiction provisions and limitations regarding claims, suits, actions or proceedings. By taking ownership of a common unit, a limited partner is irrevocably consenting to these provisions and limitations regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts.

Our partnership agreement is governed by Delaware law. Our partnership agreement includes exclusive forum, venue and jurisdiction provisions designating Delaware courts as the exclusive venue to the fullest extent permitted by applicable law for most claims, suits, actions and proceedings involving us or our officers, directors and employees and limitations regarding claims, suits, actions or proceedings. By taking ownership of a common unit, a limited partner is irrevocably consenting to these provisions and limitations regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. If a dispute were to arise between a limited partner and us or our officers, directors or employees, the limited partner may be required to pursue its legal remedies in Delaware, which may be an inconvenient or distant location and which is considered to be a more corporate-friendly environment. Furthermore, if any limited partner, our general partner or person holding any beneficial interest in us brings any claims, suits, actions or proceedings (including, but not limited to, those asserting a claim of breach of a fiduciary duty) and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such limited partner, our general partner or person holding any beneficial interest in us shall be obligated to reimburse us and our affiliates, (as defined in our partnership agreement, which includes our general partner, the directors and officers of our general partner and Stonepeak) for all fees, costs and expenses of every kind and description, including, but not limited to, all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. This provision may have the effect of increasing a unitholder’s cost of asserting a claim and therefore, discourage lawsuits against us and our general partner’s directors and officers. Because fee-shifting provisions such as these are relatively new developments in corporate and partnership law, the enforceability of such provisions are uncertain; in addition, future legislation could restrict or limit this provision of our partnership agreement and its effect of saving us and our affiliates from fees, costs and expenses incurred in connection with claims, actions, suits or proceedings.

Holders of our common units will have limited voting rights and will not be entitled to elect our general partner or its directors.

Our common unitholders have limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s and our general partner’s decisions regarding our business. Common unitholders will have no right on an annual or ongoing basis to elect our general partner or the Board. Rather, the Board will be appointed by Stonepeak Catarina through its ownership of SP Holding. Furthermore, if common unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our common unitholders’ ability to influence the manner or direction of management.

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

Our general partner is able to transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of any assets it may own without the consent of our common unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of SP Holdings to transfer its membership interest in our general partner to a third party. The new members of our general partner would then be in a position to replace the directors and officers of our general partner in order to control the decisions taken by the Board or such officers.

The incentive distribution rights held by SP Holdings may be transferred to a third party without unitholder consent.

SP Holdings is able to transfer its incentive distribution rights to a third party at any time without the consent of our common unitholders. If SP Holdings transfers its incentive distribution rights to a third party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if SP Holdings had retained ownership of the incentive distribution rights.

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

●	our existing limited partners’ proportionate ownership interest in us will decrease;
●	the amount of cash available for distribution on each limited partnership interest may decrease;
●	because the amount payable to holders of incentive distribution rights is based on a percentage of the total cash available for distribution, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;
●	the ratio of taxable income to distributions may increase;
●	the relative voting strength of each previously outstanding limited partner interest may be diminished; and
●	the market price of our common units may decline.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in and outside of Delaware. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

●	we were conducting business in a state but had not complied with that particular state’s partnership statute; or
●	your right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to the sum of our business interest income and a specified percentage of our “adjusted taxable income” during the taxable year, computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

The Internal Revenue Code also imposes a U.S. federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership if any portion of the gain on such transfer would be treated as effectively connected income. However, the application of this withholding requirement has been suspended for dispositions of publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2022.  For transfers of common units occurring after December 31, 2021, the amount realized on a transfer of common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and the broker will generally be responsible for the relevant withholding obligations.  Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

To date, no claims relating to the Mesquite Chapter 11 Case have been filed against us. However, on March 13, 2020, the official committee of unsecured creditors in the Mesquite Chapter 11 Case (the “Committee”) filed the Motion of the Official Committee of Unsecured Creditors for Leave, Standing, and Authority to Prosecute Claims on Behalf of the Debtors’ Estate and for Related Relief (the “Standing Motion”). In its Standing Motion, the Committee sought, in relevant part, authority from the Court to prosecute certain identified claims against the Partnership, the general partner and Catarina Midstream, LLC (collectively, the “Evolve Parties” and the claims, the “Claims”) that, if valid, belong to Mesquite.

On June 30, 2020, the SN Debtors emerged from the Mesquite Chapter 11 Case, with Mesquite becoming a privately held corporation. Upon emergence, the Claims re-vested, and are owned by, the Reorganized Debtors (as defined in the Plan).  Accordingly, the Committee was dissolved and no longer retains the authority to bring all or a portion of the Claims against the Evolve Parties.  Further, the Settlement Agreement contemplates, in relevant part, the settlement of the Claims between the Reorganized Debtors and the Evolve Parties.  However, the Rejection Lawsuits were not resolved as of October 1, 2020, and as a result the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms. To date, none of the parties to the Settlement Agreement have provided notice of termination. The settlement of the Claims in accordance with the terms of the Settlement Agreement may be adversely impacted if the Bankruptcy Court does not rule in favor of the SN Debtors in the Rejection Lawsuits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE American under the symbol “SNMP.”

Holders

The number of unitholders of record of our common units was approximately 44 on March 16, 2021, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

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

Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy

There is no guarantee that we will make quarterly cash distributions to our unitholders. We do not have a legal or contractual obligation to pay quarterly distributions or any other distributions except as provided in our partnership agreement.  Our cash distribution policy may be changed at any time and is subject to certain restrictions and uncertainties, including the following:

●	Until the first quarter in which no Class C Preferred Units remain outstanding, we are not permitted to declare or make any distributions in respect to our common units.
●	Our cash distribution policy is subject to restrictions on distributions under our Credit Agreement, which contains financial tests that we must meet and covenants that we must satisfy. Should we be unable to meet these financial tests or satisfy these covenants or if we are otherwise in default under our Credit Agreement, we will be prohibited from making cash distributions notwithstanding our cash distribution policy.
●	Our general partner has the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish. Any decision to establish cash reserves made by our general partner in good faith will be binding on our unitholders.
●	Prior to making any distribution on our common units, and pursuant to the Shared Services Agreement, we will pay SP Holdings an administrative fee and reimburse our general partner and its affiliates, including SP Holdings, for all direct and indirect expenses that they incur on our behalf. Neither our partnership agreement nor the Shared Services Agreement limits the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates may impact our ability to pay distributions to our unitholders.
●	While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including the provisions requiring us to make cash distributions contained therein, may be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Mesquite and its affiliates, if any).
●	Even if our cash distribution policy is not modified or revoked, the decisions regarding the amount of distributions to pay under our cash distribution policy and whether to pay any distribution are determined by our general partner, taking into consideration the terms of our partnership agreement.
●	Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.
●	We may lack sufficient cash to pay distributions to our unitholders due to a shortfall in cash flows attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements or anticipated cash needs.
●	If we make distributions out of capital surplus, as opposed to operating surplus, any such distributions would constitute a return of capital and would result in a reduction in the minimum quarterly distribution and the target distribution levels. We do not anticipate that we will make any distributions from capital surplus.
●	Our ability to make distributions to our unitholders depends on the performance of our assets and subsidiaries and the ability of our subsidiaries to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of future indebtedness, applicable state laws and other laws and regulations.

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

Incentive Distribution Rights

All of the incentive distribution rights are held by SP Holdings.  Incentive distribution rights represent the right to receive increasing percentages (13%, 23% and 35.5%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved.

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

		Marginal Percentage Interest
		in Distributions
			SP Holdings
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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Benefits Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2020.

Recent Sales of Unregistered Securities

No unregistered common units were sold by us during the fourth-quarter 2020.

Purchases of Equity Securities by Us and our Affiliates

No common units were repurchased by us during the fourth-quarter 2020.

Default Upon Senior Securities

There were no defaults on senior securities for the years ended December 31, 2020 or 2019.

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

Overview

We are a publicly-traded limited partnership formed in 2005 focused on the acquisition, development and ownership of infrastructure critical to the transition of energy supply to lower carbon sources. We own natural gas gathering systems, pipelines, and processing facilities in South Texas and continue to pursue energy transition infrastructure opportunities. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

On February 26, 2021, in connection with our management team’s focus on expanding our business strategy to focus on the ongoing energy transition in the industries in which we operate, we changed our name to Evolve Transition Infrastructure LP and our general partner changed its name to Evolve Transition Infrastructure GP LLC.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide and the United States declared a national emergency with respect to COVID-19.  As a result, extraordinary and wide-ranging actions were taken by international, federal, state and local public health and governmental authorities to reduce the spread of COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary or mandated changes in behavior. Such actions have also resulted in significant business and operational disruptions, including supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces.  COVID-19 and the ongoing response to mitigate its impact have contributed to a massive economic shutdown and decreased demand for crude oil and natural gas.

Also in the first quarter of 2020, Saudi Arabia and Russia increased production of crude oil as the two countries competed for market share. As a result, the global supply of crude oil significantly exceeded demand and led to a collapse in crude oil prices. The collapse in crude oil prices and the related impact on crude oil drilling resulted in crude oil, natural gas and NGL production being curtailed in the second quarter of 2020.

While crude oil prices have started to rebound from the lows reached during the early stages of the COVID-19 pandemic, the volatility in oil prices and impact of the Mesquite Chapter 11 Case have caused a negative impact on our net cash flows during the year ended December 31, 2020. If Mesquite should decide to shut-in any of the wells connected to our midstream facilities or otherwise becomes unable to make future payments under the Gathering Agreement, it could have a material and adverse impact on our business. The full extent to which the COVID-19 pandemic impacts our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Please read “Part I, Item 1A. Risk Factors.”

Mesquite Bankruptcy – Settlement Agreement and Rejection Lawsuits

On August 11, 2019, the SN Debtors filed the Mesquite Chapter 11 Case in the Bankruptcy Court.

On June 6, 2020, the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2, (ii) the Seco Catarina Agreement, and (iii) that the Seco Comanche Agreement. Each such agreement will become effective only upon satisfaction of certain closing conditions described in the Settlement Agreement.

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

On June 30, 2020, the SN Debtors emerged from the Mesquite Chapter 11 Case, with Mesquite becoming a privately held corporation.

The commercial agreements contemplated by the Settlement Agreement will not become effective until, among other things, the Rejection Lawsuits have been resolved in favor of the SN Debtors and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits. The Rejection Lawsuits were not resolved by October 1, 2020, and as a result the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms. To date, none of the parties of the Settlement Agreement have provided notice of termination.

Stonepeak Transactions

On September 7, 2020, SP Capital Holdings, LLC (“SP Capital”), SP Common Equity LLC (“SPCE”), and Stonepeak Catarina, entered into a Contribution and Exchange Agreement (the “Contribution Agreement”), pursuant to which (i) SP Capital contributed 100% of the issued and outstanding membership interest in SP Holdings to Stonepeak Catarina, (ii) SPCE irrevocably committed to contribute 100 % of the issued and outstanding membership interests in SP Common Equity Subsidiary LLC (“SPCE Sub”) to Stonepeak Catarina, and (iii) as consideration for the contributions, Stonepeak Catarina issued 10,000 Class B Units in Stonepeak Catarina to SP Capital and 5,000 Class C Units in Stonepeak Catarina to SPCE. Such transactions were completed in their entirety on October 5, 2020. As a result of these transactions, Stonepeak gained control of our general partner and SP Holdings.

Pursuant to our partnership agreement, the general partner conducts, directs and manages all activities of the Partnership under the authority of the Board. Pursuant to the Limited Liability Company Agreement of our general partner, dated March 2, 2015, as amended, SP Holdings appoints all of the members of the Board, other than two directors which Stonepeak is entitled to designate pursuant to the Representation and Standstill Agreement.

On October 6, 2020, Amendment No. 8 to Schedule 13D (the “Catarina 13D”) was filed on behalf of each of (i) SPCE Sub, (ii) Stonepeak Catarina, (iii) Stonepeak Catarina Upper Holdings LLC, (iv) Stonepeak Infrastructure Fund (Orion AIV) LP, (v) Stonepeak Associates LLC, (vi) Stonepeak GP Holdings LP, (vii) Stonepeak GP Investors LLC, (viii) Stonepeak GP Investors Manager LLC, (ix) Michael Dorrell, and (x) Trent Vichie, in it was disclosed that SP Holdings began engaging in non-binding discussions with the Board about terminating or, alternatively, amending and restating the Shared Services Agreement. The Shared Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by SP Holdings if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by SP Holdings or (2)  there is a change in control of SP Holdings. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak Catarina’s consent to its termination of the Shared Services Agreement. The Shared Services Agreement provides that if there is a termination other than by either party at the end of the Service Agreement’s term, by the Partnership for an uncured breach by SP Holdings, or by the Partnership upon a change of control of SP Holdings, then the Partnership will owe a termination payment to SP Holdings in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. We estimate that this amount was in excess of $35.0 million as of December 31, 2020. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to SP Holdings all costs and expenses of SP Holdings that result from such termination.  The Catarina 13D reports that SP Holdings may terminate the Shared Services Agreement upon 180 days’ prior written notice to the Partnership and such termination would trigger the Partnership’s obligation to pay the termination fee in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated.  To date, no notice of termination of the Shared Services Agreement has been delivered by SP Holdings.

On November 11, 2020, the Board declared that after establishing a cash reserve for the payment of certain amounts outstanding under the Credit Agreement, the Partnership did not have any available cash and, as a result, there would be no cash distribution on the Partnership’s common units. Section 5.9(b)(ii) of the Amended Partnership Agreement requires that the quarterly distribution on the Class C Preferred Units be paid in cash, Class C Preferred PIK Units or a combination thereof. On November 16, 2020, the Partnership and Stonepeak Catarina entered into a letter agreement (the “Stonepeak Letter Agreement”) wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Stonepeak Letter Agreement and the transactions completed therein, including the distribution for the three months ended September 30, 2020 (the “Letter Agreement Transactions”), was referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to our partnership agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. The aggregate distribution of 22,274,869 common units was made to Stonepeak Catarina on February 1, 2021, following the satisfaction of certain issuance conditions, including, among other things, the delivery by the Partnership of a fully executed supplemental listing application from the NYSE American approving the issuance of the Stonepeak Common Distribution Units and the compliance by the Partnership and Stonepeak Catarina with any applicable federal securities laws applicable to the issuance of the Stonepeak Common Distribution Units.

On January 28, 2021, Stonepeak Catarina provided us with its notice of election to receive a Common Unit PIK Distribution for the fourth quarter of 2020. The aggregate distribution of 12,445,491 common units was made to Stonepeak Catarina on February 25, 2021, following the satisfaction of certain issuance conditions.

We refer to the foregoing transactions collectively as the “Stonepeak Transactions.”

As a result of the Stonepeak Transactions, as of March 16, 2021, Stonepeak owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii)  the Warrant that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.

Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer, Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates (the “limited call right”). Stonepeak would effect any such exercise by first transferring all of the common units held by it to our general partner or a controlled affiliate of our general partner (the “Stonepeak LCR Transfer”) and then causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. As of March 16, 2021, the General Partner and its controlled affiliates do not own any Common Units.

Our Relationship with Stonepeak

We have had a relationship with Stonepeak since 2015. Stonepeak has a significant ownership interest in us and our affiliates, including our general partner and SP Holdings, controls us and our general partner and has the ability to appoint all of the members of the Board.

Stonepeak Catarina is indirectly managed by Stonepeak Partners LP, a leading North American infrastructure private equity firm (“Stonepeak Partners”). Stonepeak Partners’ significant infrastructure and midstream energy expertise and deep financial resources are reflected in over $31 billion of assets under management, with to date including, among others, preferred and common interests in the Partnership, MPLX LP, Phillips 66 Partners LP, Plains All American Pipeline, L.P. and Targa Resources Corp.  We believe that, as a result of Stonepeak’s significant ownership interest in us, Stonepeak is incentivized to support and promote our business plan and to encourage us to pursue projects that enhance the overall value of our business.  While our relationship with Stonepeak is a significant strength, it is also a source of potential risks and conflicts. Please read “Part I, Item 1A. Risk Factors—Risks Inherent in an Investment in Our Common Units” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Business Strategy

Our primary business objective is to create long-term value by generating stable and predictable cash flows that allow us to reduce the amount of our indebtedness and pursue energy transition infrastructure opportunities. We plan to achieve this objective by executing the following business strategy:

●	grow our business through the acquisition and development of infrastructure critical to the transition of energy supply to lower carbon sources;
●	pursue organic investments in our existing operating areas to support growth;
●	pursue strategic relationships with third-party producers and other companies with operations in the area in which we operate in order to maximize the utilization of our midstream facilities or provide other revenue-generating services; and
●	maintain financial flexibility and a strong capital structure.

Business Segments

Our business activities are conducted under two operating segments for which we provide information in our consolidated financial statements for the years ended December 31, 2020 and 2019. These two segments are based on the nature of the operations that are undertaken by each segment and are our:

●	midstream business, which includes Western Catarina Midstream, the Carnero JV and Seco Pipeline (each as defined below); and
●	production business, which includes non-operated oil and natural gas interests located in the Eagle Ford Shale in South Texas and in other areas of Texas and Louisiana.

For information about our segments’ revenues, profits and losses and total assets, see Note 17 “Reporting Segments” of our Notes to Consolidated Financial Statements.

Significant Operational Factors in 2020

Some key highlights of our business activities for the year ended December 31, 2020 were:

●	On Western Catarina Midstream, the Partnership continued the implementation of two tariff rate increases on throughput volumes from the portion of Mesquite’s Catarina Asset which is not currently dedicated under the Gathering Agreement; and

●	For the year ended December 31, 2020, we reduced cash related general and administrative expense by $1.6 million, or 16%, compared to the same period in 2019.

How We Evaluate Our Operations

We evaluate our business on the basis of the following key measures:

●	our throughput volumes on gathering systems upon those assets;
●	our operating expenses; and
●	our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “Non-GAAP Financial Measures—Adjusted EBITDA”).

Throughput Volumes

Our management analyzes our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Mesquite’s Catarina Asset, which is in Dimmit, La Salle and Webb counties in Texas, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Mesquite on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Mesquite or third parties from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, however, Mesquite does not currently transport any volumes on the Seco Pipeline following termination of the Seco Pipeline Transportation Agreement effective February 12, 2020. Future throughput volumes on the pipeline are dependent on execution of a new transportation agreement with Mesquite or execution of an agreement with a third party.

Operating Expenses

Our management seeks to maximize Adjusted EBITDA, a non-GAAP financial measure, in part by minimizing operating expenses. These expenses are, or will be, comprised primarily of field operating costs (which generally consists of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of our oil and natural gas production or the throughput volumes on the midstream gathering system, but fluctuate depending on the scale of our operations during a specific period.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Years Ended
	December 31,
	2020	2019
Net loss	$(118,761)	$(51,142)
Adjusted by:
Interest expense, net	95,871	39,789
Income tax expense	24	202
Depreciation, depletion and amortization	22,873	25,333
Asset impairments	24,222	32,119
Accretion expense	567	526
Unit-based compensation expense	2,602	1,351
Unit-based asset management fees	7,245	7,321
Distributions in excess of equity earnings	11,737	11,352
(Gain) loss on mark-to-market activities	(759)	(1,183)
Adjusted EBITDA	$45,621	$65,668

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the Midstream segment for the years ended December 31, 2020 and 2019:

	Years Ended
	December 31,
	2020	2019
Western Catarina Midstream:
Oil (MBbls/d)	7.4	11.1
Natural gas (MMcf/d)	93.6	131.7
Water (MBbls/d)	3.1	5.5
Seco Pipeline:
Natural gas (MMcf/d)	—	1.9

Production. Our production for the year ended December 31, 2020 was approximately 241 MBoe, or an average of 658 Boe/d, compared to approximately 309 MBoe, or an average of 847 Boe/d, for the same period in 2019.

Capital Expenditures. For the year ended December 31, 2020, we spent approximately $1.9 million in capital expenditures, of which $1.7 million related to the development of the Seco Pipeline. For the year ended December 31, 2019, we spent approximately $0.5 million in capital expenditures, consisting of $0.5 million related to the development of Western Catarina Midstream and less than $0.1 million related to the development of the Seco Pipeline.

Hedging Activities. For the year ended December 31, 2020, the non-cash mark-to-market loss for our commodity derivatives was approximately $0.8 million, compared to a loss of approximately $4.7 million for the same period in 2019.

Results of Operations by Segment

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Years Ended
	December 31,
	2020	2019	Variance
Revenues:
Gathering and transportation sales	$785	$6,825	$(6,040)	(88)%
Gathering and transportation lease revenues	44,671	59,090	(14,419)	(24)%
Total gathering and transportation sales	45,456	65,915	(20,459)	(31)%
Operating costs:
Lease operating expenses	884	1,499	(615)	(41)%
Transportation operating expenses	9,314	11,553	(2,239)	(19)%
Depreciation and amortization	20,655	21,391	(736)	(3)%
Asset impairments	867	32,119	(31,252)	(97)%
Accretion expense	355	326	29	9%
Total operating expenses	32,075	66,888	(34,813)	(52)%
Other income:
Earnings from equity investments	4,479	2,831	1,648	58%
Operating income	$17,860	$1,858	$16,002	861%

Gathering and transportation sales. Gathering and transportation sales decreased by approximately $6.0 million, or 88%, to approximately $0.8 million for the year ended December 31, 2020, compared to approximately $6.8 million during the same period in 2019.  This decrease was due to the termination of the Seco Pipeline Transportation Agreement effective February 12, 2020.

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased by approximately $14.4 million, or 24%, to approximately $44.7 million for the year ended December 31, 2020, compared to approximately $59.1 million during the same period in 2019.  This decrease was primarily the result of a decrease in the natural gas transported on Western Catarina Midstream.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, decreased approximately $0.6 million, or 41%, to approximately $0.9 million for the year ended December 31, 2020, compared to approximately $1.5 million during the same period in 2019. This decrease was primarily attributable to a decrease in throughput volumes between the comparative periods.

Transportation operating expenses. Our transportation operating expenses generally consist of gathering and transportation operating expenses, labor, vehicles, supervision, minor maintenance, tools, supplies, and integrity management expenses. Our transportation operating expense decreased approximately $2.2 million, or 19%, to approximately $9.3 million for the year ended December 31, 2020, compared to approximately $11.6 million during the same period in 2019.  The decrease in transportation operating expenses was due to a decrease in throughput volumes between the comparative periods.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets. Our depreciation and amortization expense decreased approximately $0.7 million, or 3%, to approximately $20.7 million for the year ended December 31, 2020, compared to approximately $21.4 million during the same period in 2019.  This decrease was due to the impairment of the Seco Pipeline as of December 31, 2019 to a fair value of zero.  As a result of this impairment, there was no depreciation recorded on the Seco Pipeline during the year ended December 31, 2020.

Impairment expense. For the year ended December 31, 2020, our non-cash impairment charge to impair the Seco Pipeline was approximately $0.9 million. During 2020 we made an agreed upon cash settlement related to the original construction of the Seco Pipeline which was impaired to a fair value of zero.  For the year ended December 31, 2019, our non-cash impairment charge to impair the Seco Pipeline was approximately $32.1 million. We received a written notice from Mesquite terminating the Seco Pipeline Transportation Agreement effective as of February 12, 2020.

Earnings from equity investments. Earnings from equity investments increased approximately $1.6 million, or 58%, to earnings of approximately $4.5 million for the year ended December 31, 2020, compared to earnings of approximately $2.8 million for the same period in 2019. This increase in earnings was primarily the result of a reduction in operating expenses at one of the natural gas processing facilities during the year ended December 31, 2020.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and costs):

	Years Ended
	December 31,
	2020	2019	Variance
Revenues:
Natural gas sales at market price	$340	$424	$(84)	(20)%
Natural gas hedge settlements	313	94	219	NM (a)
Natural gas mark-to-market activities	(226)	165	(391)	NM (a)
Natural gas total	427	683	(256)	(37)%
Oil sales	7,042	13,543	(6,501)	(48)%
Oil hedge settlements	2,829	807	2,022	NM (a)
Oil mark-to-market activities	985	(4,838)	5,823	NM (a)
Oil total	10,856	9,512	1,344	14%
NGL sales	254	539	(285)	(53)%
Total revenues	11,537	10,734	803	7%
Operating costs:
Lease operating expenses	5,340	5,879	(539)	(9)%
Production taxes	311	621	(310)	(50)%
Depreciation, depletion and amortization	2,218	3,942	(1,724)	(44)%
Asset impairments	23,355	—	23,355	NM (a)
Accretion expense	212	200	12	6%
Total operating expenses	31,436	10,642	20,794	NM (a)
Operating income (loss)	$(19,899)	$92	$(19,991)	NM (a)
(a)	Variances deemed to be Not Meaningful “NM.”

	Years Ended
	December 31,
	2020	2019	Variance
Net production:
Natural gas (MMcf)	158	231	(73)	(32)%
Oil production (MBbl)	191	228	(37)	(16)%
NGLs (MBbl)	24	42	(18)	(43)%
Total production (MBoe)	241	309	(68)	(22)%
Average daily production (Boe/d)	658	847	(189)	(22)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$4.13	$2.24	$1.89	84%
Natural gas price per Mcf without hedge settlements	$2.15	$1.84	$0.32	17%
Oil price per Bbl with hedge settlements	$51.68	$62.94	$(11.26)	(18)%
Oil price per Bbl without hedge settlements	$36.87	$59.40	$(22.53)	(38)%
NGL price per Bbl without hedge settlements	$10.58	$12.83	$(2.25)	(18)%
Total price per Boe with hedge settlements	$44.72	$49.86	$(5.14)	(10)%
Total price per Boe without hedge settlements	$31.68	$46.94	$(15.26)	(33)%
Average unit costs per Boe:
Field operating expenses (a)	$23.45	$21.04	$2.41	11%
Lease operating expenses	$22.16	$19.03	$3.13	16%
Production taxes	$1.29	$2.01	$(0.72)	(36)%
Depreciation, depletion and amortization	$9.20	$12.76	$(3.55)	(28)%
(a)	Field operating expenses include lease operating expenses (average production costs) and production taxes.

Production, For the year ended December 31, 2020, 79% of our production was oil, 10% was NGLs and 11% was natural gas compared to the year ended December 31, 2019, where 74% of our production was oil, 14% was NGLs and 12% was natural gas.

Sales of natural gas, NGLs and oil. Unhedged oil sales decreased $6.5 million, or 48%, to $7.0 million for the year ended December 31, 2020, compared to approximately $13.5 million for the same period in 2019. Sales of NGLs decreased approximately $0.3 million, or 53%, to $0.3 million for the year ended December 31, 2020, compared to approximately $0.5 million for the same period in 2019. Unhedged natural gas sales decreased approximately $0.1 million, or 20%, to approximately $0.3 million for the year ended December 31, 2020, compared to approximately $0.4 million for the same period in 2019. The total decrease in sales of natural gas, NGLs and oil for the year ended December 31, 2020 was primarily the result of a decrease in average sales prices.

Including hedges and mark-to-market activities, our total production-related revenue increased approximately $0.8 million for the year ended December 31, 2020. This increase was primarily the result of a reduction in oil sales of approximately $6.5 million offset by an increase in hedge and mark-to-market gains of approximately $7.8 million.

The following tables provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our unhedged revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 (in thousands, except average sales prices and volumes):

	2020	2019			Revenue
	Average	Average		2020	Decrease
	Sales Price	Sales Price	Difference	Volume	due to Price
Natural gas (MMcf)	$2.15	$1.84	$0.32	158	$51
Oil (MBbl)	$36.87	$59.40	$(22.53)	191	$(4,303)
NGLs (MBbl)	$10.58	$12.83	$(2.25)	24	$(54)
Total oil equivalent (MBoe)	$31.68	$46.94	$(15.26)	241	$(4,306)

	2020	2019		2019	Revenue
	Production	Production		Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	158	231	(73)	$1.84	$(134)
Oil (MBbl)	191	228	(37)	$59.40	$(2,198)
NGLs (MBbl)	24	42	(18)	$12.83	$(231)
Total oil equivalent (MBoe)	241	309	(68)	$46.94	$(2,563)

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2020 by approximately $0.8 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas revenues. For the year ended December 31, 2020, the non-cash mark-to-market gains were approximately $0.8 million, compared to losses of approximately $4.7 million for the same period in 2019. Cash settlements received for our commodity derivatives were approximately $3.1 million for the year ended December 31, 2020, compared to settlements received of approximately $0.9 million for the year ended December 31, 2019.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expenses. Lease operating expenses decreased approximately $0.5 million, or 9%, to approximately $5.3 million for the year ended December 31, 2020, compared to $5.9 million for the same period in 2019.

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

Our depreciation, depletion and amortization expense for the year ended December 31, 2020 was approximately $2.2 million, compared to approximately $3.9 million for the same period in 2019. The decrease was primarily the result of asset impairments in 2020 reducing our depletion rate.

Impairment expense. For the year ended December 31, 2020, our non-cash proved property impairment charge was approximately $23.4 million. For the year ended December 31, 2019, we did not record impairment on our oil and natural gas properties.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net income (loss) for periods indicated (in thousands):

	Years Ended
	December 31,
	2020	2019	Variance
Reconciliation of segment operating income (loss) to net income (loss)
Total production operating income (loss)	$(19,899)	$92	$(19,991)	NM (a)
Total midstream operating income	17,860	1,858	16,002	861%
Total segment operating income (loss)	(2,039)	1,950	(3,989)	NM (a)

General and administrative expenses	(18,296)	(17,610)	(686)	4%
Unit-based compensation expense	(2,602)	(1,351)	(1,251)	93%
Interest expense, net	(95,871)	(39,789)	(56,082)	141%
Other income	71	5,860	(5,789)	(99)%
Income tax benefit (expense)	(24)	(202)	178	(88)%
Net loss	$(118,761)	$(51,142)	$(67,619)	132%
(a)	Variances deemed to be Not Meaningful “NM”

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased approximately $0.7 million, or 4%, to approximately $18.3 million for the year ended December 31, 2020, compared to approximately $17.6 million for the same period in 2019. The increase was primarily the result of non-cash charges associated with the Shared Services Agreement.

Unit-based compensation expense. Unit-based compensation expense increased approximately $1.3 million, or 93%, to approximately $2.6 million for the year ended December 31, 2020, compared to approximately $1.4 million for the same period in 2019. This increase was the result of a grant in 2020 to officers of the Partnership.

Interest expense, net. Interest expense increased approximately $56.1 million, to approximately $95.9 million for the year ended December 31, 2020, compared to approximately $39.8 million for the same period in 2019. This increase was the result of the issuance of the Class C Preferred Units and the Warrant on August 2, 2019. The accrual of distributions on the Class C Preferred Units as well as the mark-to-market impact of the Warrant are charges to interest expense. Cash interest expense for the year ended December 31, 2020 was approximately $5.1 million compared to approximately $9.2 million for the same period in 2019.  See Note 16. “Partner’s Capital” of our Notes to Consolidated Financial Statements for additional information related to Class C Preferred Units and the Warrant.

Other income (expense). Other income for the year ended December 31, 2019 was approximately $5.9 million, resulting from changes in the fair value measurement of the earnout derivative.

Income tax expense. Income tax expense was approximately $24 thousand and $202 thousand for the years ended December 31, 2020, and 2019, respectively.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.7 million in cash and cash equivalents and $9.0 million available for borrowing under the Credit Agreement in effect on such date, as discussed further below. During the years ended December 31, 2020 and 2019, we paid approximately $5.2 million and $9.2 million, respectively, in cash for interest on borrowings under our Credit Agreement, of which approximately $0.1 million was related to the fee on undrawn commitments during the year ended December 31, 2020.

Our capital expenditures during the year ended December 31, 2020 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional common units or other limited partner interests.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and quarterly cash distributions, if any.

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

Credit Agreement

We have entered into the Credit Agreement with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $17.5 million, which is reduced to the lesser of (i) $15.0 million through May 14, 2021 and (ii) from and after May 15, 2021, the positive difference of the Borrowing Base minus the aggregate outstanding principal amount of the Term Loan(the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2021. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days after the first occurrence of such borrowing base deficiency, subject to certain adjustments based on previous voluntary and mandatory prepayments. As of December 31, 2020, the borrowing base under the Credit Agreement was $129.1 million and we had $111.0 million of debt outstanding, consisting of $105.0 million under the Term Loan and $6.0 million under the Revolving Loan, providing us with $9.0 million in unused borrowing capacity under the Revolving Loan. We are required to make mandatory payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. If a borrowing base deficiency exists at any time during the period from April 1, 2021 through and including May 14, 2021, we will be required to make a mandatory payment in an amount sufficient to eliminate any continuing borrowing base deficiency, subject to certain adjustments.  If a borrowing base deficiency exists on or after May 15, 2021, and such borrowing base deficiency has not been eliminated on or before the 45th day after such deficiency, we will be required to pay an amount sufficient to eliminate any borrowing base deficiency on the 45th day after such borrowing base deficiency.  There were no letters of credit outstanding under our Credit Agreement as of December 31, 2020.

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

The Credit Agreement contains various covenants, including the Transaction Covenant described below, that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions.

In addition, we are required to maintain the following financial covenants:

●	current assets to current liabilities of at least 1.0 to 1.0 at all times; and
●	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

The Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt regarding our ability to continue as a going concern.  The Credit Agreement matures September 30, 2021 and our ability to continue as a going concern is dependent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity.  The Tenth Amendment provides that the Partnership’s audited annual financial statements may be delivered with a “going concern” or like qualification or exception, if such qualification or exception results from the fact that the final maturity date of the Amended Credit Agreement is less than one year after the date of such report, and does not otherwise include any qualification or exception as to the scope of such audit.

The Tenth Amendment contains the Transaction Covenant, which provides that we must either (i) engage an Advisory Firm to advise us with respect to a Qualifying Transaction, or, (ii) without an Advisory Firm, take material steps towards engaging in a Qualifying Transaction. If we engage an Advisory Firm, then the target closing date for a Qualifying Transaction must be no later than August 31, 2021. If we take material steps on our own, then the target closing date for a Qualifying Transaction must be on or before June 30, 2021 or we must hire an Advisory Firm. In either event, the net cash proceeds must be reasonably expected to be greater than the full amount due under the Credit Agreement on the maturity date. If we are unable to comply with the Transaction Covenant it will be deemed an immediate event of default under the Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Please read “Part I, Item 1A. Risk Factors—Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants and requires periodic borrowing base redeterminations.”

At December 31, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of December 31, 2020, we had $6.0 million of debt outstanding under the Revolving Loan, leaving us with $9.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement at December 31, 2020. Our Credit Agreement matures on September 30, 2021.

Operating Cash Flows

We had net cash flows provided by operating activities for the year ended December 31, 2020, of approximately $37.9 million, compared to net cash flows provided by operating activities of approximately $58.0 million for the same period in 2019. This decrease was primarily related to the decrease in throughput between the periods which accounted for approximately $17.6 million of the decrease.

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

Investing Activities

We had net cash flows used in investing activities for the year ended December 31, 2020 of approximately $1.9 million, consisting of approximately $1.8 million related to midstream activities, including pipeline construction, and contributions to Carnero JV totaling approximately $0.1 million.

Our net cash flows used in investing activities for the year ended December 31, 2019 were approximately $1.4 million, consisting of approximately $1.0 million related to midstream activities, including pipeline construction, and contributions to Carnero JV totaling approximately $0.2 million.

Financing Activities

Net cash flows used in financing activities was approximately $39.4 million for the year ended December 31, 2020. During the year ended December 31, 2020, we repaid $39.0 million of borrowings under the Credit Agreement.

Net cash flows used in financing activities were approximately $54.4 million for the year ended December 31, 2019. During the year ended December 31, 2019, we distributed approximately $17.7 million to Stonepeak Catarina, as the holder of all of our outstanding Class B Preferred Units, and approximately $5.2 million to our common unitholders. Additionally, we paid approximately $0.2 million in offering costs and repaid $34.0 million of borrowings under the Credit Agreement.

Going Concern

Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. The report on our audited consolidated financial statements for the year ended December 31, 2020, issued by our independent registered public accounting firm included in this Form 10-K, includes an explanatory paragraph referring to our inability to generate sufficient liquidity to meet future debt obligations which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The outcome of these matters cannot be predicted with any certainty at this time and raise doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

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

On August 11, 2019, the SN Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy code in the Bankruptcy Court, jointly administered under Case No. 19-34508 (the “Mesquite Chapter 11 Case”). On January 13, 2020, we received written notice of termination from Mesquite terminating the Seco Pipeline Transportation Agreement, effective February 12, 2020. On June 30, 2020, the SN Debtors emerged from the Mesquite Chapter 11 Case, with Mesquite Company becoming a privately held corporation. Given our midstream focus, our primary credit exposure relates to the creditworthiness of the counterparties under our gathering and processing agreements including, among other counterparties, Mesquite.

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

On June 23, 2020, certain affiliates of each Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners filed the Rejection Lawsuits against Mesquite and certain of its subsidiaries requesting, among other things, that the Bankruptcy Court not approve the rejection of certain commercial agreements, as set forth in the Settlement Agreement, in connection with Mesquite’s Comanche Asset. The commercial agreements contemplated by the Settlement Agreement that the Partnership and its subsidiaries entered into on June 30, 2020 will not become effective until, among other things, the Rejection Lawsuits have been resolved in favor of the SN Debtors and the Bankruptcy Court has approved the rejection of the certain commercial agreements underlying the Rejection Lawsuits. The Rejection Lawsuits were not resolved by October 1, 2020, and as a result the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms. To date, none of the parties of the Settlement Agreement have provided notice of termination.

Any development that materially and adversely affects Mesquite’s operations or financial condition, including the failure to favorably resolve the Rejections Lawsuits or termination of the Settlement Agreement, could have a material adverse impact on us, including but not limited to impairment losses on fixed assets. For additional information on the risks associated with our relationships with Mesquite, please read “Part I, Item 1A. Risk Factors.”

Credit Agreement

As of December 31, 2020, the banks and their percentage commitments in our Credit Agreement were: Royal Bank of Canada (13%), BBVA USA f/k/a Compass Bank (12%), Truist Bank f/k/a SunTrust Bank (12%), Capital One, National Association (12%), Comerica Bank (12%), Citibank, N.A. (9%), Credit Suisse AG, Cayman Islands (9%), ING Capital LLC (9%), CIT Bank, N.A. (9%) and Macquarie Investments US Inc. (5%). As of December 31, 2020, each of these financial institutions had an investment grade credit rating.

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

The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold and proved property acquisition costs using all proved reserves. As more fully described in Note 7 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements, proved reserves estimates are subject to future revisions when additional information becomes available.

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. Cash flow estimates for the impairment testing are based on third party reserve reports and exclude derivative instruments. Refer to Note 7 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements for additional information.

Gathering and transportation assets are reviewed for impairment when facts or circumstances indicate that their carrying value may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Refer to Note 7 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements for additional information.

Reserves of Natural Gas, NGLs and Oil

Our estimate of proved reserves is based on the quantities of natural gas, NGLs and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of the reserve report prepared by Ryder Scott, an independent oil and natural gas consulting firm. On an annual basis, our proved reserve estimates and the reserve report prepared by Ryder Scott are reviewed by the Audit Committee and the Board. Our financial statements for 2020 and 2019 were prepared using Ryder Scott’s estimates of our proved reserves.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in this report as set forth in the “Index to Consolidated Financial Statements” beginning on page F-1 of this Form 10-K and is incorporated by reference herein.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The principal executive officer and principal financial officer of our general partner have concluded that our current disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee, which consists of two independent directors, meets periodically with management, our internal auditor and KPMG LLP to review the activities of each in discharging their responsibilities. Our internal auditor and KPMG LLP have free access to the Audit Committee.

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

The management of our general partner conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

Please see Report of Independent Registered Public Accounting Firm beginning on Page F-2 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for members of the Board and the executive officers of our general partner as of March 16, 2021.  All of the directors of our general partner are elected by SP Holdings, as the sole member of our general partner, except for two persons who are appointed by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. Members of the Board hold office until their successors have been elected or qualified or until the earlier of their death, incapacity, resignation or removal.  Executive officers hold office at the discretion of, and may be removed by, the Board.

Name	Age	Position with Evolve Transition Infrastructure LP
Alan S. Bigman	53	Independent Director
Michael Bricker	32	Director
Jack Howell	34	Director
Richard S. Langdon	70	Independent Director
Steven E. Meisel	36	Independent Director
John T. Steen III	40	Director; Chairman of the Board
Luke R. Taylor	43	Director
Charles C. Ward	60	Chief Financial Officer and Secretary
Gerald F. Willinger	53	Director; Chief Executive Officer

Alan S. Bigman was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in July 2014.  Mr. Bigman is an independent member of the Conflicts Committee of our general partner and is the Chair of the Audit Committee of our general partner.  Mr. Bigman currently serves as an independent non-executive director and chairman of the audit committee of a $1.5 billion dollar privately held chemicals company. His extensive board experience also includes Basell Polyolefins, an international chemical producer and predecessor of LyondellBasell, where he served as a non-executive director before his appointment as Chief Financial Officer, and Svyazinvest, then Russia’s largest telecom company, as well as several others. Mr. Bigman’s executive experience includes fourteen years in positions with Access Industries, a privately-held, U.S.-based industrial group, and in senior positions with its portfolio companies. From June 1996 to March 1998, Mr. Bigman was Senior Vice President of Access Industries, overseeing strategic investments. From March 1998 until September 2003, Mr. Bigman served as Vice President and Director of Corporate Finance of Tyumen Oil Company (TNK), a major Russian oil and gas producer and refiner, where he raised over $5 billion to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture. From 2003 to 2004, he served as Vice President and Director of Corporate Finance for SUAL, a large Russian aluminum smelter, where he reorganized the finance function and executed strategic merger transactions. From September 2004 until December 2005, Mr. Bigman rejoined Access Industries as Senior Vice President. In January 2006, Mr. Bigman was appointed Chief Financial Officer of Basell Polyolefins, an international chemicals company based in The Netherlands, where he served through 2007 and co-led the acquisition of Lyondell to create one of the largest global chemical companies. In January 2008, Mr. Bigman was appointed Chief Financial Officer of LyondellBasell Industries, the successor company to Basell Polyolefins and Lyondell. LyondellBasell’s US operations filed for bankruptcy in January 2009. Mr. Bigman continued to serve as Chief Financial Officer until August 2009, and worked for the company in a project role through March 2010. From 2011 through 2012, he served on a project basis as Director, Capital Markets and M&A of KCAD Deutag, an oilfield services company based in Aberdeen, UK, where he was responsible for reorganizing and staffing the company’s finance, corporate development and tax functions.

Michael Bricker was appointed as a member of the Board in September 2020.  Mr. Bricker is currently a Managing Director at Stonepeak and has been with Stonepeak since April 2017. Mr. Bricker currently serves as a member of the Operating Committee for Whistler Pipeline, a greenfield natural gas pipeline, and Oryx Midstream Services LLC, the owner and operator of a crude oil pipeline system, both located in the Permian Basin. From April 2014 to April 2017, Mr. Bricker was an Investment Associate with First Reserve Corporation, a private equity firm that focuses on energy infrastructure investments. Mr. Bricker started his career as an Analyst in Citigroup’s oil and gas investment banking group. Mr. Bricker holds a Master in Professional Accounting with a Minor in Finance, graduating with high honors from the University of Texas at Austin.

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

Richard S. Langdon was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in December 2006. Mr. Langdon is an independent member of the Audit Committee and the Conflicts Committee. Mr. Langdon is currently the Executive Vice President and Chief Financial Officer of Altamont Energy LLC, a privately held exploration and production company, a position he has held since April 2018. Mr. Langdon previously served as the President and Chief Executive Officer of Badlands Energy, Inc., a privately held exploration and production company (“Badlands Energy”), and its publicly traded predecessor entity, Gasco Energy, Inc. (“Gasco”), from May 2013 to October 2018. Mr. Langdon also served as a director of Badlands Energy and its predecessor, Gasco from March 2003 to October 2018. Badlands Energy filed for bankruptcy in August 2017. In addition to his Badlands Energy titles, Mr. Langdon also served as Debtor-in-Possession for Badlands Energy from August 2017 to October 2018. Mr. Langdon also currently serves on the board of directors, as chairman of the audit committee and as a member of the compensation committee of Gulfslope Energy, Inc., which capacities he has served in since March 2014.  Mr. Langdon was the President and Chief Executive Officer of KMD Operating Company LLC (“KMD Operating”), a privately held production company, from November 2011 until December 2015 and Matris Exploration Company L.P., a privately held production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011.  Mr. Langdon also served as President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held production company, from November 2007 until November 2013.  From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002.  Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company.

Steven E. Meisel was appointed as a member of the Board in September 2020 and is an independent member of the Board. Mr. Meisel also historically provided consulting services to the Partnership and its subsidiaries through that certain Consultancy Agreement (the “Meisel Consulting Agreement”) entered into with our general partner, effective as of October 1, 2020. The Meisel Consulting Agreement was terminated in March 2021. Mr. Meisel is Co-Chief Executive Officer and Managing Partner of Discovery Midstream Holdings II LLC (“Discovery II”). Prior to joining Discovery II, Mr. Meisel co-founded Discovery Midstream Holdings LLC (“Discovery I”) in January 2016, and grew a small greenfield G&P project into the premier system on the southern side of the DJ Basin. The asset was sold to Williams and KKR in August 2018 for $1.2B. From March 2012 to January 2016, Mr. Meisel served as Senior Vice President of Commercial and Business Development at Wildcat Midstream Partners LLC, leading the commercial efforts in North Louisiana while also securing Wildcat’s Southern Midland Basin oil pipeline project. Prior to Wildcat, Mr. Meisel worked in various capacities for Regency Energy including corporate development, corporate finance and business development. Mr. Meisel started his career as an Analyst in Southwest Securities investment banking group. Mr. Meisel has a Bachelor of Finance from the University of Kansas.

John T. Steen III, was appointed as a member of the Board in September 2020 and currently serves as the Chairman of the Board. Mr. Steen also historically provided consulting services to the Partnership and its subsidiaries through the JT3 Consulting Agreement defined and described in “Part III, Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transactions—2020—JT3 Consulting Agreement.” The JT3 Consulting Agreement was terminated in March 2021. Mr. Steen is also currently a Senior Operating Partner with Stonepeak Infrastructure Partners and supports Stonepeak’s efforts in the midstream energy sector. Prior to joining Stonepeak, from 2017 to 2018, Mr. Steen was CEO of Paradigm Energy Partners, which focused on oil and gas pipeline and storage assets in the Bakken Shale of North Dakota and the Eagle Ford Shale of South Texas. From 2012 to 2017, Mr. Steen was a Vice President for Sage Midstream.  Prior to Sage Midstream, Mr. Steen worked in various midstream business development capacities for Energy Transfer and LDH Energy. He is the Chairman of the Texas Racing Commission, which oversees all pari-mutuel wagering on horse and greyhound racing in the state of Texas. Mr. Steen also serves on the boards of Oryx Midstream Services LLC and King Ranch, Inc. He graduated cum laude from Vanderbilt University and received an MBA from the Wharton School as well as an MA in International Studies from the University of Pennsylvania. Mr. Steen is also a CFA charterholder.

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

Charles C. Ward was elected Chief Financial Officer and Secretary of our general partner in March 2015.  Mr. Ward previously served as Chief Financial Officer and Treasurer of Sanchez Production Partners LLC from March 2008 until its conversion to a limited partnership in March 2015 and Secretary from July 2014 until March 2015.  Mr. Ward also served as a Vice President of Constellation Energy Commodities Group, Inc. from November 2005 until December 2008.  Prior to that time, he was a Vice President of Enron Creditors Recovery Corp. from March 2002 to November 2005.

Gerald F. Willinger was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in August 2013. Mr. Willinger was elected Interim Chief Executive Officer of our general partner in April 2015 and Chief Executive Officer in December 2015. From July 2014 until May 2020, Mr. Willinger served as Executive Vice President of SOG. From February 2010 until May 2020, Mr. Willinger served as a Managing Director of Sanchez Capital Advisors, LLC. Prior to joining Sanchez Capital Advisors, LLC, Mr. Willinger was a Senior Analyst for Silver Point Capital, LLC, a credit-opportunity fund, from 2006 to 2009. Mr. Willinger was also a co-founder, officer and director of Sanchez Resources from February 2010 to November 2017 when Sanchez Resources was acquired by Mesquite. From 2000 to 2003, Mr. Willinger served in various private equity investment management roles at MidOcean Partners, LLC and its predecessor entity, DB Capital Partners, LLC. From 1998 to 2000, Mr. Willinger was an investment banker with Goldman, Sachs & Co.

Messrs. Steen, Bricker and Meisel were appointed to serve as directors on the Board in September 2020. Messrs.  Howell and Taylor were elected as members of the Board in October 2015 pursuant to that certain Board Representation and Standstill Agreement, by and among us, our general partner and Stonepeak Catarina, which was subsequently amended and restated by that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019, by and among us, our general partner and Stonepeak Catarina (as amended and restated, the “Representation and Standstill Agreement”).  Pursuant to the Representation and Standstill Agreement, we and our general partner agreed to permit Stonepeak Catarina to designate two persons to serve on the Board. The right to designate one Board member will immediately terminate on such date as Stonepeak Catarina no longer owns at least 25% of the Partnership’s outstanding Class C Preferred Units issued to it; and the right to designate the second Board member will immediately terminate on such date as Stonepeak Catarina does not hold any issued and outstanding Class C Preferred Units.  Stonepeak Catarina also has the right to appoint the three independent members to the Board if all of the Class C Preferred Units have not been redeemed by December 31, 2021, with such right continuing until all Class C Preferred Units have been redeemed.

Qualifications of the Board of Directors

The sole member of our general partner elects all of the members of the Board, except for two members designated by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. The following sets forth the specific experience, qualifications, attributes and skills that led the sole member of our general partner to conclude that the persons appointed by it should serve as directors:

Mr. Bigman brings considerable financial, managerial, transaction and corporate governance experience to the Board.  During his career, he has held management positions of increasing responsibility in major energy corporations throughout the world where he has successfully lead financings, financial restructurings, mergers and acquisitions involving companies focused on various aspects of the hydrocarbon value chain.  With respect to energy finance, as Vice President and Director of Corporate Finance for TNK, a leading Russian oil and gas producer, he raised capital to finance the growth of the company from its privatization in 1997 through a sale of a 50% stake to British Petroleum (BP) in 2003, creating TNK-BP, a $20 billion joint venture.  In the area of corporate governance, Mr. Bigman served on the board of directors of Basell Polyolefins, where he was a member of the audit and compensation committees, which is beneficial for our board operations.  He has also served on several international boards, including the board of Svyazinvest, Russia’s largest telecommunications holding company, and JKX Oil and Gas, a UK public company focused on international oil and gas assets. The Board, after review and discussion of the applicable NYSE American listing standards and requirements, has determined that Mr. Bigman is “independent” for purposes of service on the Board.

Mr. Bricker brings extensive investing and corporate finance experience to the Board, as well as a depth of knowledge of the upstream and midstream oil and gas industry.  Mr. Bricker also bring substantial experience in mergers and acquisitions to the Board.

Mr. Langdon brings 47 years of management experience in energy banking, energy consulting and executive management and board experience in large and small, public and private, domestic and international energy companies to the Board.  He has served as the Chief Financial Officer of EEX Corporation, a publicly traded production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He was also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and served as the chairman of the audit committee of Gasco until he was named Gasco’s President and Chief Executive Officer. The Board, after review and discussion of the applicable NYSE American listing standards and requirements, has determined that Mr. Langdon is “independent” for purposes of service on the Board.

Mr. Meisel brings expansive operating and management experience with respect to gathering, processing, treating and transmission infrastructure to the Board. He also brings extensive experience executing corporate finance transactions and corporate development transactions including acquisitions, divestitures, capital raises and project development transactions to the Board. The Board, after review and discussion of the applicable NYSE American listing standards and requirements, has determined that Mr. Meisel is “independent” for purposes of service on the Board.

Mr. Steen brings extensive operational, management and business development experience with respect to pipeline, storage and other midstream infrastructure assets to the Board. Mr. Steen also brings experience with respect to negotiation of commercial contracts and commercial projects to the Board.

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

Messrs. Bigman (Chair) and Langdon are members of the Audit Committee. The Board has determined that each of Messrs. Bigman and Langdon is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC. Additionally, the Board has also determined that each of Messrs. Bigman and Langdon is “independent” for purposes of service on the Audit Committee as required by applicable NYSE American listing standards.

Conflicts Committee

The Conflicts Committee consists of Messrs. Langdon (Chair) and Bigman. The Conflicts Committee reviews specific matters that the Board believes may involve conflicts of interest. Our partnership agreement provides that members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of any of our General Partner’s affiliates or, subject to certain exceptions, a holder of any ownership interest in our General Partner or its affiliates and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE American and SEC rules. Any matters approved by the Conflicts Committee will be presumed to be taken in good faith.

Other

We maintain on our website, http://www.evolvetransition.com, a copy of the Audit Committee charter as well as copies of the Corporate Governance Guidelines and Code of Business Conduct and Ethics that are applicable to us and our general partner. Copies of these documents are also available in print and may be obtained without charge, upon written request, by emailing our investor relations group at ir@evolvetransition.com. Our Code of Business Conduct and Ethics applies to our general partner’s principal executive officer, principal financial officer and principal accounting officer, among others. We intend to post any changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

Certifications

The NYSE American requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by a listed company of the NYSE American’s corporate governance listing standards, qualifying the certification to the extent necessary.  In accordance with the rules of the NYSE American, we last provided such a certification on March 13, 2020. The certifications of the Chief Executive Officer and Chief Financial Officer of our general partners required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Form 10-K.

Item 11. Executive Compensation

Our general partner has the sole responsibility for conducting our business and for managing our operations, and its Board makes decisions on our behalf. The executive officers of our general partner are employed by SOG and manage the day-to-day affairs of our business.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers (which are the chief executive officer and the two next most highly compensated officers of our general partner) for 2020 and 2019:

				Unit	All Other
Name and Principal Position	Year	Salary	Bonus (a)	Awards (b)	Compensation (c)	Total
Gerald F. Willinger	2020	$600,000	$1,300,000	$—	$55,260	$1,955,260
Chief Executive Officer (e)	2019	$600,000	$750,000	$1,502,953	$60,229	$2,913,182

Patricio D. Sanchez	2020	$274,243	$—	$—	$15,367	$289,610
President & Chief Operating Officer (e)	2019	$400,000	$—	$—	19,273	$419,273

Charles C. Ward	2020	$375,000	$550,000	$—	$54,792	$979,792
Chief Financial Officer and Secretary (e)	2019	$375,000	$350,000	$635,864	$45,367	$1,406,231
(a)	On March 13, 2020, our general partner entered into the Award Letter Agreements (as defined below) with each of Messrs. Willinger and Ward. In the Award Letter Agreements the Board determined that the annual grant for 2020 of $1,300,000 to Mr. Willinger and $550,000 to Mr. Ward would be payable either in cash or restricted units under the Plan. The Award Letter Agreements also provided that the form of the award was to be determined in the sole discretion of the Board prior to March 1, 2021. On March 1, 2021, Messrs. Willinger and Ward agreed with our general partner to delay the determination as to the form of their respective awards until a time prior to March 31, 2021.
(b)	On August 2, 2019, the Board approved the Partnership’s entry into Executive Agreements (defined below) with each of Messrs. Willinger and Ward. The Executive Agreements contain annual cash bonuses for services rendered by each of Messrs. Willinger and Ward and provide that 50% of such annual bonuses shall be paid no later than September 30 of the year for which such annual bonus relates, with the remainder, including any true-up and changes determined by the Board, shall be paid no later than March 31 of the year following the year for which such annual bonus relates. With respect to annual bonuses for 2020, Messrs. Willinger and Ward have agreed with our general partner to defer the determination and payment of their annual cash bonuses. With respect to annual bonuses for 2019, Messrs. Willinger and Ward were paid cash bonuses of $750,000 and $350,000, respectively.
(c)	The amounts reported in this column reflect the aggregate grant date fair value of awards granted, if any, under our Plan for fiscal years 2020 and 2019, computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 14 “Unit-Based Compensation,” to the Consolidated Financial Statements included under “Part II, Item 8. Financial Statements and Supplementary Data” for additional detail regarding these figures. On March 4, 2019, the Board awarded Messrs. Willinger and Ward long-term incentive awards, which were paid in the form of restricted units under the Plan that vest in equal installments over three years.
(d)	The amount in this column reflects the amount of matching contributions made under our 401k plan; parking cost paid for our executive officers; the cost of life insurance, accidental death and dismemberment insurance, and health insurance for our executive officers; and for those executive officers who also serve as directors, this column includes cash fees they received for service as a director.
(e)	Our named executive officers are eligible to participate in benefit plans such as medical, dental, vision, life and disability insurance, 401k and flexible spending accounts on the same terms as all employees or service providers.
(f)	On September 8, 2020, Mr. Sanchez resigned from his position as President and Chief Operating Officer, effective as of September 8, 2020. As a result, the salary amount for Mr. Sanchez for 2020 has been prorated based on salary paid from January 1, 2020 through September 8, 2020.

Executive Agreements

Executive Services Agreements

On August 2, 2019, our general partner entered into Executive Services Agreements with each of Messrs. Willinger and Ward (each, an “Executive Agreement” and, collectively, the “Executive Agreements”). The Executive Agreements were approved by the Board on August 2, 2019.  Each respective Executive Agreement provides (i) that the applicable executive will continue to serve in his current executive officer position with our general partner and provide services to us and our general partner during the applicable term, (ii) for an annual base salary (Mr. Willinger: $600,000 and Mr. Ward: $375,000), (iii) for an annual cash bonus equal to a percentage of the annual base salary (Mr. Willinger: 100%-150% and Mr. Ward: 75%-125%) based on a qualitative assessment of financial and individual performance achievements, and (iv) for eligibility to receive awards under our Plan or any successor thereto and to participate in any long-term incentive programs available generally to the executive officers of our general partner, as determined in the sole discretion of the Board.  Under each Executive Agreement, in the event of the applicable executive’s termination as an officer of the general partner due to (a) such executive’s death or “disability,” (b) the general partner terminating such executive without “cause,” or (c) such executive terminating for “good reason” (as such terms are defined in the Executive Agreements), such executive (or such executive’s designated beneficiaries, as applicable) will be entitled to receive payment of: (i) any accrued but unpaid then-current annual base salary through the date of termination, (ii) any unpaid annual bonus for the year prior to the year of termination and (iii) a pro-rated annual bonus for the year of termination. In addition, such executive will also be entitled to receive the following severance payments or benefits in the event of: (1) the general partner terminating such executive without “cause,” (2) such executive terminating for “good reason” or (3)(A) the general partner terminating such executive without “cause,” (B) such executive’s death or “disability,” or (C) such executive terminating for any reason, in the case of (A)-(C), during a period beginning 60 days prior to and ending two years following a Change in Control (as defined in the Executive Agreements) such executive will be entitled to receive (w) a lump-sum cash payment equal to two times such executive’s then-current annual base salary plus two times the largest annual bonus paid (or due to be paid) to such executive for the year in which the termination occurs or any year in the three calendar year period immediately preceding the date of termination, (x) payment of the COBRA premiums for such executive and such executive’s eligible dependents during the COBRA continuation period, (y) to the extent not yet paid to such executive, a lump-sum cash payment equal to all outstanding amounts owed to such executive for services performed for or on behalf of us and our general partner, the amount of such executive’s annual bonus for the last full year during which such executive performed services for us and our general partner, and the amount of such executive’s annual bonus for the current year, based on such executive’s annual bonus for such last full year (pro-rated to the date of termination), and (z) immediate vesting in full, as of the date of such Change in Control, of any units awarded to such executive under our Plan. On March 1, 2021, Messrs. Willinger and Ward agreed with our general partner to defer the determination and payment of their annual cash bonuses for 2020.

On March 13, 2020, our general partner entered into an Award Letter Agreement with each of Messrs. Willinger and Ward (each, an “Award Letter Agreement” and, together, the “Award Letter Agreements”). Pursuant to the Award Letter Agreements, the Board agreed with Messrs. Willinger and Ward to grant awards with respect to the performance of the Partnership in 2019 in amounts equal to $1,300,000 for Mr. Willinger, and $550,000 for Mr. Ward (the “Deferred Awards”). However, due to the declining market price of our common units from 2019 to 2020, the dilutive effect of granting awards to Messrs. Willinger and Ward under the Plan in March 2020 would have been extreme and in order to advance the interests of the Partnership and its unitholders, Messrs. Willinger and Ward agreed with our general partner to defer to determination on the form of the awards under the Award Letter Agreement until a time prior to March 1, 2021.

On March 1, 2021, Messrs. Willinger and Ward agreed with our general partner to delay the determination as to the form of the Deferred Awards until a time prior to March 31, 2021.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE American at December 31, 2020 for the named executive officers:

	Number of	Fair Market
	Units Not	Value of Units
Name	Vested	Not Vested⁽ᵃ⁾
Gerald F. Willinger	379,513 (b)	$231,503
Charles C. Ward	163,011 (b)	$99,437
(a)	Amounts are based on the closing price of our common units of $0.61 as reported on the NYSE American on December 31, 2020.
(b)	Reflects restricted units granted under the Plan on April 6, 2018, which units either vest on the first anniversary of the grant date or vest pro-rata over a three-year period and on their first anniversary, respectively, as well as units granted under the Plan on March 4, 2019, which units vest pro-rata over a three year period. See footnote (c) to the Summary Compensation Table for additional information on the vesting schedule for these units. Except in connection with a change in control (as defined in the Plan) or in the discretion of the board of directors of our general partner, any unvested restricted units will be forfeited upon such time as the holder is no longer an officer, employee, consultant or director of us, our general partner, any of their affiliates or any other person performing bona fide services for us.

Compensation of Directors

For the year ended December 31, 2020, compensation for the independent directors of the Board consisted of:

●	a cash retainer of $35,000, payable quarterly on the last day of each fiscal quarter;
●	a $1,500 fee for each meeting of the Board and $1,000 for each substantive meeting of the Audit Committee and $3,500 for each substantive meeting of the Conflicts Committee attended by a member thereof;
●	a cash retainer of $3,500 for the Chair of the Audit Committee and $2,500 for the Chair of the Conflicts Committee, each payable quarterly on the last day of each fiscal quarter; and
●	eligibility for independent directors to participate in a basic health benefits package similar to that available to all employees.

Messrs. Howell, Taylor, Bricker, Steen and Meisel do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement.

The following table sets forth a summary of the 2020 compensation for the directors except for Messrs. Willinger and P. Sanchez whose director compensation is included above under “—Summary Compensation Table”:

Director Compensation
	Fees Earned or Paid	Unit	All Other
Name	in Cash	Awards	Compensation (a)	Total
Alan S. Bigman	$232,500	$—	$25,511	$258,011
Michael Bricker (b)	$—	$—	$—	$—
Jack Howell (c)	$—	$—	$—	$—
Richard S. Langdon	$221,000	$—	$3,903	$224,903
G. M. Byrd Larberg	$151,000	$—	$11,994	$162,994
Steven E. Meisel (f)	$—	$—	$—	$—
Antonio R. Sanchez, III (d)	$—	$—	$—	$—
Eduardo A. Sanchez (d)	$—	$—	$—	$—
John T. Steen III (e)	$—	$—	$—	$—
Luke R. Taylor (c)	$—	$—	$—	$—
(a)	All other compensation includes amounts for health, vision, dental, basic life and/or accidental death and dismemberment insurance premium fees paid by us for the director.
(b)	Due to his employment with Stonepeak, Mr. Bricker does not receive any compensation for his service on the Board.
(c)	As appointees of the holders of the Class C Preferred Units, Messrs. Howell and Taylor were not entitled to any compensation under our 2019 Board compensation program.
(d)	As individuals with ownership interests in SP Holdings prior to the Stonepeak Transactions, Mr. A. Sanchez and Mr. E. Sanchez were not entitled to any compensation under our 2020 Board compensation program.
(e)	Does not include compensation of $120,000 received under the JT3 Consulting Agreement during 2020.
(f)	Does not include compensation of $37,500 received under the Meisel Consulting Agreement during 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units, as of March 16, 2021, held by:

●	each unitholder known by us to beneficially own more than 5% of our outstanding units;
●	each of the directors of the Board;
●	each of our general partner’s named executive officers (as such term is defined by the SEC); and
●	the directors and executive officers of our general partner as a group.

The list of persons named in the table below is derived from our review of Form 3, Form 4, Form 5, Schedule 13D and Schedule 13G filings made with the SEC as of March 16, 2020. The amounts and percentage of common units and Class C Preferred Units beneficially owned are reported on the basis of the SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, and/or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of total units beneficially owned is based on 54,533,593 common units and 36,474,436 Class C Preferred Units outstanding as of March 16, 2021, the number of common units beneficially owned and the number of Class C Preferred Units beneficially owned is based upon ownership as of March 16, 2021, unless otherwise specified. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

					Percentage of
	Common Units Beneficially		Class C Preferred Units		Total Units
Name and address of Beneficial	Owned		Beneficially Owned		Beneficially
Owner(1)	Number	Percentage	Number	Percentage	Owned
Stonepeak Catarina Holdings, LLC(2)	45,806,625	75.4%	36,474,436	100%	84.7%
SN UR Holdings, LLC(3)	2,272,727	4.2%	—	—	2.5%
Invesco. Ltd(4)	1,747,546	3.2%	—	—	*
Alan S. Bigman(5)	77,254	*	—	—	*
Jack Howell	—	—	—	—	—
Richard S. Langdon	81,827	*	—	—	*
Luke R. Taylor	—	—	—	—	—
Charles C. Ward	379,027	*	—	—	*
Gerald F. Willinger	1,101,183	2.0%	—	—	1.2%
All directors and executive officers as a group (6 persons)	1,639,291	3.0%	—	—	1.8%

*	Less than 1%
(1)	Unless otherwise set forth below, the address of all beneficial owners is c/o Evolve Transition Infrastructure LP, 1360 Post Oak Blvd, Suite 2400, Houston, Texas 77056.
(2)	Ownership data as reported (i) on Form 4 filed on March 2, 2021, by Stonepeak Catarina, Stonepeak Catarina Upper Holdings LLC, Stonepeak Infrastructure Fund (Orion AIV) LP, Stonepeak Associates LLC, Stonepeak GP Holdings LP, Stonepeak GP Investors LLC, Stonepeak Texas Midstream Holdco LLC and Michael Dorrell, (ii) on Schedule 13D/A filed on February 1, 2021, by SPCE Sub, Stonepeak Catarina; Stonepeak Texas Midstream Holdco LLC; Stonepeak Catarina Upper Holdings LLC; Stonepeak Infrastructure Fund (Orion AIV) LP; Stonepeak Associates LLC; Stonepeak GP Holdings LP; Stonepeak GP Investors LLC; Stonepeak GP Investors Manager LLC; and Michael Dorrell, and (iii) publicly disclosed information regarding distributions of Class C Preferred PIK Units made to Stonepeak Catarina Holdings LLC following the effective date of the Exchange, consisting of 939,327 Class C Preferred PIK Units issued on August 30, 2019, 1,007,820 Class C Preferred PIK Units issued on November 29, 2019 and 1,039,314 Class C Preferred PIK Units issued on February 28, 2020. The number of common units disclosed in the Schedule 13D/A includes 6,183,182 common units that the Stonepeak Beneficial Owners currently have the right to acquire within the next 60 days upon exercise of the Warrant held by Stonepeak Catarina, such common units are not included for any other person on this table in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act. This amount also includes 4,509,792 common units held directly by SPCE Sub, SPCE Sub may be deemed the beneficial owner of such units. The principal business address of each reporting person in the Schedule 13D/A is 55 Hudson Yards, 550 W. 34th St., 48th Floor, New York, NY 10001. The Schedule 13D/A filing lists each filing person as having shared voting and dispositive power over the common units and the Class C Preferred Units.
(3)	Ownership data as reported on Schedule 13D filed on November 28, 2016 by SN UR Holdings, LLC and Mesquite. The principal business address of each filing reporting person is 1000 Main Street, Suite 3000, Houston, Texas 77002. The filing lists each filing person as having shared voting and dispositive power over the common units.
(4)	Ownership data as reported on a Schedule 13G/A filing dated February 12, 2021 by Invesco Ltd. The principle business address of the reporting person is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. The filing lists the reporting person as having sole voting and dispositive power over the common units.
(5)	Of these common units, 1,000 are held by Mr. Bigman’s minor children.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our only equity compensation plan, the Sanchez Production Partners LP Long-Term Incentive Plan, as of December 31, 2020:

Number of
	Securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and rights	warrants, and rights	compensation plans
Plan Category
Equity compensation plans approved by security holders	—	$—	974,393
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	974,393

Item 13. Certain Relationship and Related Transaction and Director Independence

Relationship with Stonepeak

Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units.

As of March 16, 2021, Stonepeak owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Warrant that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.  Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.  SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board and is considered a related party of the Partnership.

Currently, four of our directors, Jack Howell, Luke Taylor, Michael Bricker and John T. Steen III are representatives of Stonepeak, as either employees or operating partners of Stonepeak. Messrs. Howell, Taylor, Bricker and Steen do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement. “See Part III, Item 11. Executive Compensation—Compensation of Directors.”

Relationship with Mesquite

Prior to emergence from the Mesquite Chapter 11 Case, Mesquite was considered a related party of the Partnership because (i) Antonio R. Sanchez, III, who served as the Chairman of the Board at such time, also served as the Chief Executive Officer of Mesquite, (ii) Patricio D. Sanchez, who served as a member of the Board and as our President and Chief Operating Officer at such time, also served as a senior vice president and Chief Operating Officer of Mesquite, and (iii) Mesquite and certain other members of the Sanchez family directly or indirectly owned approximately 24.3% of the issued and outstanding common units of the Partnership at such time. As of June 30, 2020, Mesquite is not considered a related party of the Partnership. Prior to the date of this Form 10-K, Antonio R. Sanchez, III resigned from his position as a member of the Board and the Chairman of the Board and Patricio D. Sanchez resigned from his position as a member of the Board and as our President and Chief Operating Officer.

Relationship with SP Holdings

We are controlled by our general partner, Evolve Transition Infrastructure GP LLC.  The sole member of our general partner is SP Holdings which has no officers. The sole member of SP Holdings is Stonepeak Catarina and the managing member of SP Holdings is Stonepeak Catarina Upper Holdings, LLC, an affiliate of Stonepeak Catarina.

Shared Services Agreement

We have entered into the Shared Services Agreement with SP Holdings. In connection with providing the services under the Shared Services Agreement, SP Holdings receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Prior to August 2, 2019 each of these fees, not including the reimbursement of costs, was paid in cash unless SP Holdings elected for such fee to be paid in our equity. However, on August 2, 2019, we and SP Holdings entered into a letter agreement providing that until such time as we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings will elect to receive its fees, not including reimbursement of costs, in common units rather than cash.  In addition, on November 8, 2019, we and SP Holdings entered into an additional letter agreement providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units (the “Tolling Period”), SP Holdings would agree to delay receipt of its fees, not including reimbursement of costs. During the Tolling Period, we are required to keep an accurate ledger of the dollar amount of the fee applicable to each quarter within the Tolling Period and the daily closing price of our common units on the NYSE. Following the end of the Tolling Period we will provide a notice to SP Holdings including such ledgers and pay the accrued fees within thirty days of delivery of such notice. The Shared Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or SP Holdings provide notice of termination to the other with at least 180 days’ notice.  For the fees earned during the year ended December 31, 2020, pursuant to the November 8, 2019 letter agreement, SP Holdings did not receive any fees, other than reimbursement of its costs. However, pursuant to the requirements under the November 8, 2019 letter agreement, we have determined that the fees earned during the years ended December 31, 2020 and 2019 are approximately $7.2 million and $7.3 million, respectively.

The Shared Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by SP Holdings if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by SP Holdings or (2)  there is a change in control of SP Holdings. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak Catarina’s consent to its termination of the Shared Services Agreement. The Shared Services Agreement provides that if there is a termination other than by either party at the end of the Service Agreement’s term, by the Partnership for an uncured breach by SP Holdings, or by the Partnership upon a change of control of SP Holdings, then the Partnership will owe a termination payment to SP Holdings in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. We estimate that this amount was in excess of $35.0 million as of December 31, 2020. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to SP Holdings all costs and expenses of SP Holdings that result from such termination.  To date, no notice of termination of the Shared Services Agreement has been delivered by SP Holdings, and the Partnership is continuing to discuss the Shared Services Agreement with SP Holdings.

Related Party Transactions

2019

Class C Preferred Unit Issuance and Warrant

On August 2, 2019, Stonepeak Catarina exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”) in a privately negotiated transaction (the “Exchange”). In connection with the Exchange, the Partnership entered into (i) the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement) to set forth the terms of the Class C Preferred Units, (ii) the Amended and Restated Registration Rights Agreement with

Stonepeak relating to the registered resale of common units issuable upon the exercise of the Warrant, and (iii) the Amended and Restated Board Representation and Standstill Agreement with Stonepeak. In addition, on August 2, 2019, the Partnership’s general partner entered into Amendment No. 3 to its Limited Liability Company Agreement to provide certain changes necessary in connection with the Exchange.

On August 2, 2019, in connection with the Exchange, Stonepeak Catarina received the Warrant. The Warrant may be exercised at any time and from time to time during the period beginning on August 2, 2019 and ending on the later of the seventh anniversary of such date and the date thirty days after the date on which all of the Class C Preferred Units have been redeemed for a number of Junior Securities (as such term is defined in the Warrant) equal to 10% of each applicable class of Junior Securities deemed outstanding as of the exercise date. No exercise price will be payable in connection with the exercise of the Warrant.

At the time of the Exchange and Warrant, Stonepeak Catarina owned all of the Partnership’s issued and outstanding Class B Preferred Units and 393,291 common units, representing an approximately 61.7% interest in the Partnership. Jack Howell and Luke Taylor, members of the Board during the year ended December 31, 2019, were also employees of Stonepeak at the time of the Exchange.

2020

Settlement Agreement

On June 6, 2020 the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement with Mesquite and certain of its subsidiaries. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2, (ii) the Seco Catarina Agreement, and (iii) the Seco Comanche Agreement. Each such agreement will become effective only upon satisfaction of certain closing conditions described in the Settlement Agreement.

JT3 Consulting Agreement

On June 30, 2020, our general partner entered into that certain Consultancy Agreement (the “JT3 Consulting Agreement”) with JT3 Advisors LLC (“JT3 Advisors”).  JT3 Advisors is an entity owned by John T Steen III, who has served as the Chairman of the Board since September 2020. Pursuant to the terms of the JT3 Consulting Agreement the Partnership pays JT3 Advisors a consulting fee of $20,000 per month for the provision of services to aid the Partnership in achieving its commercial goals, including analysis and assessment of potential commercial arrangements and recommendation of selected arrangements to our management. The JT3 Consulting Agreement was terminated in March 2021.  Consulting fees earned under the JT3 Consulting Agreement were approximately $200,000.

Certain Transactions with Stonepeak

On November 16, 2020, the Partnership and Stonepeak Catarina entered the Stonepeak Letter Agreement wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Letter Agreement Transactions were referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to our partnership agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. An aggregate distribution of 22,274,869 common units was made to Stonepeak Catarina on February 1, 2021, following the satisfaction of certain issuance conditions. The approximate value of this transaction was $12.9 million.

On January 28, 2021, Stonepeak Catarina provided us with its notice of election to receive a Common Unit PIK Distribution for the fourth quarter of 2020. The aggregate distribution of 12,445,491 common units was made to Stonepeak

Catarina on February 25, 2021, following the satisfaction of certain issuance conditions. The approximate value of this transaction was $12.9 million.

As a result of the foregoing transactions, as of March 16, 2021, Stonepeak owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii)  the Warrant that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.

Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer, Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise the limited call right. Stonepeak would effect any such exercise by first completing the Stonepeak LCR Transfer and then causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. As of March 16, 2021, the General Partner and its controlled affiliates do not own any Common Units.

Director Independence

See “Part III, Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services

We engaged our principal accountant, KPMG LLP (“KPMG”), to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2020 and 2019.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended December 31, 2020 and 2019 were $932,857 and $978,885, respectively.

Audit-Related Fees. There were no audit-related fees billed by KPMG for the years ended December 31, 2020 and 2019.

Tax Fees. There were no tax fees billed by KPMG for the years ended December 31, 2020 and 2019.

All Other Fees. There were no other fees billed by KPMG for the years ended December 31, 2020 and 2019.

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

3.3

Certificate of Amendment to Certificate of Limited Partnership of Sanchez Production Partners LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on June 2, 2017, File No. 001-33147).

3.4

Certificate of Amendment to Certificate of Limited Partnership of Sanchez Midstream Partners LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

3.5

Third Amended and Restated Agreement of Limited Partnership of Sanchez Production Partners LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

3.6

Letter Agreement, dated November 16, 2020, by and between Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on November 16, 2020, File No. 001-33147).

3.7

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Sanchez Production Partners LP (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

3.8

Certificate of Formation of Sanchez Production Partners GP LLC (incorporated by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.9

Certificate of Amendment to Certificate of Formation of Sanchez Midstream Partners GP LLC (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

3.10

Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 4.5 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.11

Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A filed by Sanchez Production Partners LP on September 3, 2015, File No. 001-33147).

3.12

Amendment No. 2 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

3.13

Amendment No. 3 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated August 2, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on August 5, 2019, File No. 001-33147).

3.14

Amendment No. 4 to Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, dated September 7, 2020 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on September 9, 2020, File No. 001-33147).

3.15

Amendment No. 5 to Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, dated September 7, 2020 (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

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

10.12

Tenth Amendment to Third Amended and Restated Credit Agreement dated as of November 6, 2020, between Sanchez Midstream Partners LP, the lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on November 9, 2020, File No. 001-33147).

10.13*	Summary Compensation of Executive Officers of Evolve Transition Infrastructure Partners GP LLC.

10.14*	Summary Compensation of Directors of Evolve Transition Infrastructure GP LLC.

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

10.20**

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

10.25+

Form of Award Agreement Relating to Restricted Units incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 7, 2019, File No. 001-33147.

10.26

Amended and Restated Board Representation and Standstill Agreement, dated August 2, 2019, by and among Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.27*+	Executive Services Agreement, dated as of August 2, 2019, by and between Charles C. Ward and Sanchez Midstream Partners GP LLC.

10.28*+	Executive Services Agreement, dated as of August 2, 2019, by and between Gerald F. Willinger and Sanchez Midstream Partners GP LLC.

10.29

Warrant Exercisable for Junior Securities, dated August 2, 2019, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.30*	Amendment No. 1 to Warrant Exercisable for Junior Securities, dated February 24, 2021, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC.

10.31**

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

10.32**

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

10.33**

Firm Transportation Service Agreement, dated as of June 30, 2020, by and between Seco Pipeline, LLC and SN Catarina, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on July 7, 2020, File No. 001-33147).

10.34**

Firm Transportation Service Agreement, dated as of June 30, 2020, by and between Seco Pipeline, LLC and SN EF Maverick, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on July 7, 2020, File No. 001-33147).

10.35*+	Award Letter Agreement, dated March 13, 2020, by and between Gerald F. Willinger and Sanchez Midstream Partners GP LLC.

10.36*+	Award Letter Agreement, dated March 13, 2020, by and between Charles C. Ward and Sanchez Midstream Partners GP LLC.

10.37

Full and Final Settlement and Release Agreement, dated as of December 23, 2020, by and among Dimension Energy Services, LLC, Sunbelt Tractor & Equipment Company, Sanchez Oil and Gas Corporation, Mesquite Energy, Inc., f/k/a Sanchez Energy Corporation, Sanchez Midstream Partners LP, Seco Pipeline LLC and Sanchez Midstream Partners GP LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on December 30, 2020, File No. 001-33147).

21.1*	List of subsidiaries of Evolve Transition Infrastructure LP.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Ryder Scott Co. LP.

31.1*	Certification of Chief Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Secretary of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officer and Secretary of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Ryder Scott Co. LP.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolve Transition Infrastructure LP

	By:	Evolve Transition Infrastructure GP LLC,
its general partner

Date: March 16, 2021	By	/S/ Gerald F. Willinger
	Name	Gerald F. Willinger
	Title	Chief Executive Officer

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

Signature	Title	Date

/s/ Gerald F. Willinger	Director; Chief Executive Officer	March 16, 2021
Gerald F. Willinger	(Principal Executive Officer)

/S/ Charles C. Ward	Chief Financial Officer & Secretary	March 16, 2021
Charles C. Ward	(Principal Financial Officer)

/S/ John T. Steen III	Director; Chairman of the Board	March 16, 2021
John T. Steen III

/S/ Alan S. Bigman	Director	March 16, 2021
Alan S. Bigman

/S/ Michael Bricker	Director	March 16, 2021
Michael Bricker

/S/ Jack Howell	Director	March 16, 2021
Jack Howell

/S/ Richard S. Langdon	Director	March 16, 2021
Richard S. Langdon

/S/ Steven E. Meisel	Director	March 16, 2021
Steven E. Meisel

/S/ Luke R. Taylor	Director	March 16, 2021
Luke R. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Evolve Transition Infrastructure LP and the Board of Directors of Evolve Transition Infrastructure GP LLC
Evolve Transition Infrastructure LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evolve Transition Infrastructure LP and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the proved oil and natural gas properties for impairment

As discussed in Notes 2 and 7 to the consolidated financial statements, the Partnership reviews oil and natural gas properties for impairment on a field-by-field basis when facts and circumstances indicate that their carrying value may not be recoverable. The Partnership assesses impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. The cash flow estimates for the impairment testing are based on third-party reserve reports using future expected oil and natural gas prices adjusted for basis differentials. Other inputs, besides reserves, used to determine the fair values of proved properties include estimates of: (i) future operating and development costs; (ii) future commodity prices; and (iii) a market-based weighted average cost of capital rate. The Partnership recorded an impairment of $23.4 million related to proved oil and natural gas properties.

We identified the evaluation of the proved oil and natural gas properties for impairment as a critical audit matter. Specifically, there was a high degree of subjective auditor judgment involved in evaluating the key assumptions used to assess the Partnership’s proved oil and gas properties for impairment. The key assumptions were the estimated future production used in estimating proved oil and gas reserves and the risk adjusted discount rate assumption used to estimate the future net cash flows of proved oil and natural gas properties. In addition, changes to these key assumptions could have a significant impact on the assessment of proved oil and natural gas properties for impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control over the Partnership’s process to determine the risk adjusted discount rate assumption. We evaluated (1) the professional qualifications of the Partnership’s internal reserve engineer as well as the external reserve engineers and external engineering firm, (2) the knowledge, skills, and ability of the Partnership’s internal and external reserve engineers, and (3) the relationship of the external reserve engineers and external engineering firm to the Partnership. We compared the forecasted production used by the Partnership to historical production rates and read and considered the report of the external reserve engineers in connection with our evaluation of the Partnership’s reserve estimates. We evaluated the risk adjusted discount rate against underlying documentation used by the Partnership and guideline ranges from published industry surveys. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the risk adjusted discount rate by comparing it against a discount rate that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2013.

Houston, Texas
March 16, 2021

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit data)

	Years Ended
	December 31,
	2020	2019
Revenues
Natural gas sales	$427	$683
Oil sales	10,856	9,512
Natural gas liquid sales	254	539
Gathering and transportation sales	785	6,825
Gathering and transportation lease revenues	44,671	59,090
Total revenues	56,993	76,649
Expenses
Operating expenses
Lease operating expenses	6,224	7,378
Transportation operating expenses	9,314	11,553
Production taxes	311	621
General and administrative expenses	18,296	17,610
Unit-based compensation expense	2,602	1,351
Depreciation, depletion and amortization	22,873	25,333
Asset impairments	24,222	32,119
Accretion expense	567	526
Total operating expenses	84,409	96,491
Other (income) expense
Interest expense, net	95,871	39,789
Earnings from equity investments	(4,479)	(2,831)
Other income	(71)	(5,860)
Total other expenses	91,321	31,098
Total expenses	175,730	127,589
Loss before income taxes	(118,737)	(50,940)
Income tax expense	24	202
Net loss	(118,761)	(51,142)
Less
Preferred unit paid-in-kind distributions	—	(14,409)
Preferred unit distributions	—	(8,838)
Preferred unit amortization	—	(1,708)
Deemed distribution	—	103,773
Net income (loss) attributable to common unitholders - Basic	(118,761)	27,676
Mark-to-market on warrant	—	(3,244)
Net income (loss) attributable to common unitholders - Diluted	$(118,761)	$24,432
Net income (loss) per unit
Common units - Basic	$(5.94)	$1.46
Common units - Diluted	$(5.94)	$1.23
Weighted Average Units Outstanding
Common units - Basic	19,978,633	18,939,145
Common units - Diluted	19,978,633	19,810,679

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,718	$5,099
Accounts receivable	6,670	133
Accounts receivable - related entities	—	6,719
Prepaid expenses	595	1,193
Fair value of commodity derivative instruments	—	226
Total current assets	8,983	13,370
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,471	112,476
Gathering and transportation assets	187,977	186,941
Less: accumulated depreciation, depletion, amortization and impairment	(177,553)	(144,189)
Oil and natural gas properties and equipment, net	122,895	155,228
Other assets
Intangible assets, net	131,786	145,246
Equity investments	89,635	100,311
Other non-current assets	129	285
Total assets	$353,428	$414,440

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$4,420	$5,347
Accounts payable and accrued liabilities - related entities	25,737	631
Royalties payable	359	359
Short-term debt, net of debt issuance costs	110,233	39,374
Class C preferred units	345,205	—
Fair value of commodity derivative instruments	—	985
Total current liabilities	485,954	46,696
Other liabilities
Long term accrued liabilities - related entities	12,137	4,892
Asset retirement obligation	7,465	6,898
Long-term debt, net of debt issuance costs	—	109,437
Class C preferred units	—	281,688
Other liabilities	1,416	629
Total other liabilities	21,018	403,544
Total liabilities	506,972	450,240
Commitments and contingencies (See Note 12)
Partners' deficit
Common units, 19,953,880 and 20,087,462 units issued and outstanding as of December 31, 2020 and 2019, respectively	(153,544)	(35,800)
Total partners' deficit	(153,544)	(35,800)
Total liabilities and partners' capital	$353,428	$414,440

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(118,761)	$(51,142)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	9,413	11,873
Amortization of debt issuance costs	767	1,266
Accretion of Class C discount	38,938	13,129
Class C distribution accrual	50,317	19,309
Asset impairments	24,222	32,119
Accretion expense	567	526
Distributions from equity investments	15,266	17,227
Equity earnings in affiliate	(4,479)	(2,831)
Mark-to-market on warrant	787	(3,244)
Net (gain) loss on commodity derivative contracts	(3,901)	3,772
Net cash settlements received on commodity derivative contracts	3,054	1,101
Unit-based compensation	2,602	1,351
Gain on earnout derivative	—	(5,856)
Amortization of intangible assets	13,460	13,460
Changes in Operating Assets and Liabilities:
Accounts receivable	(6,499)	(6)
Accounts receivable - related entities	6,719	(23)
Prepaid expenses	598	(262)
Other assets	(115)	83
Accounts payable and accrued liabilities	(27,363)	6,378
Accounts payable and accrued liabilities- related entities	32,351	(122)
Other long-term liabilities	—	(123)
Net cash provided by operating activities	37,943	57,985
Cash flows from investing activities:
Development of oil and natural gas properties	5	(131)
Construction of gathering and transportation assets	(1,832)	(1,063)
Contributions to equity affiliates	(111)	(242)
Net cash used in investing activities	(1,938)	(1,436)
Cash flows from financing activities:
Payments for Class C Preferred Unit Exchange	—	(238)
Proceeds from issuance of debt	13,000	4,000
Repayment of debt	(52,000)	(34,000)
Distributions to common unitholders	—	(5,216)
Class B preferred unit cash distributions	—	(17,675)
Units tendered by SOG employees for tax withholdings	(41)	(218)
Debt issuance costs	(345)	(1,037)
Net cash used in financing activities	(39,386)	(54,384)
Net decrease in cash and cash equivalents	(3,381)	2,165
Cash and cash equivalents, beginning of period	5,099	2,934
Cash and cash equivalents, end of period	$1,718	$5,099
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$796	$528
Cash paid during the period for income taxes	$242	$138
Cash paid during the period for interest	$5,235	$9,159

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE and SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2018	16,486,239	$(64,620)	$(64,620)
Adoption of accounting standards	—	(181)	(181)
Preferred unit exchange	—	103,773	103,773
Unit-based compensation programs	1,109,880	1,531	1,531
Units tendered by SOG employees for tax withholdings	(85,417)	(218)	(218)
Common units issued for asset management fee	2,576,760	5,228	5,228
Cash distributions to common unitholders	—	(5,216)	(5,216)
Distributions - Class B Preferred Units	—	(24,955)	(24,955)
Net loss	—	(51,142)	(51,142)
Partners' Deficit, December 31, 2019	20,087,462	(35,800)	(35,800)
Unit-based compensation programs	(24,896)	1,058	1,058
Units tendered by SOG employees for tax withholdings	(108,686)	(41)	(41)
Net loss	—	(118,761)	(118,761)
Partners' Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE and SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1. ORGANIZATION AND BUSINESS

Organization

We are a publicly-traded limited partnership formed in 2005 focused on the acquisition, development and ownership of infrastructure critical to the transition of energy supply to lower carbon sources. We own natural gas gathering systems, pipelines, and processing facilities in South Texas and continue to pursue energy transition infrastructure opportunities. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

On February 26, 2021, in connection with our management team’s focus on expanding our business strategy to focus on the ongoing energy transition in the industries in which we operate, we changed our name to Evolve Transition Infrastructure LP and our general partner changed its name to Evolve Transition Infrastructure GP LLC.

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

Liquidity and Going Concern

The Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt regarding our ability to continue as a going concern. The Credit Agreement matures September 30, 2021 and our ability to continue as a going concern is contingent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. We intend to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to the Partnership’s ability to continue as a going concern. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses.  The estimates that are particularly significant to our financial statements include our ability to continue as a going concern; our reserves of natural gas, NGLs and oil; future cash flows from oil and natural gas properties; depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; fair values of derivatives; and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best judgment using the data available.  Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from the estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

In October 2015, we acquired (the “Catarina Transaction”) a gathering system from Mesquite (“Western Catarina Midstream”), which is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas.  In conjunction with the Catarina Transaction, we entered into a 15-year firm gas gathering and processing agreement with Mesquite, pursuant to which Mesquite agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres for processing and transportation through

Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”).

The Gathering Agreement was classified as an operating lease at inception and is accounted for under ASC 842, as Mesquite controls the physical use of the property under the lease. Revenues relating to the Gathering Agreement is recognized in the period service is provided. Under this arrangement, the Partnership receives a fee or fees for services provided. The revenue the Partnership recognizes from gathering and transportation services is generally directly related to the volume of oil and natural gas that flows through its systems.

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

Accounts Receivable, Net

Our accounts receivable are primarily from our contractual agreements with Mesquite and its subsidiaries, operators of our oil and natural gas properties and counterparties to our financial instruments. Oil receivables are generally collected within 30 days after the end of the month. Natural gas receivables are generally collected within 60 days after the end of the month. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted. Our allowance for doubtful accounts was $0.4 million as of December 31, 2020 and 2019.

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

Mesquite accounted for 80% and 86% of total revenue for the years ended December 31, 2020 and 2019, respectively. We are highly dependent upon Mesquite as our most significant customer, and we expect to derive a substantial portion of our revenue from Mesquite in the foreseeable future.  Accordingly, we are indirectly subject to the business risks of Mesquite.

Income Taxes

The Partnership and each of its wholly-owned subsidiary LLCs are treated as a partnership for federal and state income tax purposes.  All of our taxable income or loss, which may differ considerably from net income or loss reported for financial reporting purposes, is passed through to the federal income tax returns of our members. As such, no federal income tax for these entities has been provided for in the accompanying financial statements.

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

To estimate the fair value of an asset retirement obligation, the Partnership employs a present value technique, which reflects certain assumptions, including its credit-adjusted risk-free interest rate, inflation rate, the estimated settlement date of the liability and the estimated current cost to settle the liability. Changes in timing or to the original estimate of cash flows will result in changes to the carrying amount of the liability.

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

Depreciation and depletion of producing oil and natural gas properties is recorded at the field level, based on the units-of-production method. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (including wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described in Note 7 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements, proved reserves estimates are subject to future revisions when additional information becomes available.

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. Cash flow estimates for impairment testing are based on third party reserve reports and exclude derivative instruments. Refer to Note 7 “Oil and Natural Gas Properties and Related Equipment” to our consolidated financial statements for additional information.

Reserves of Natural Gas, NGLs and Oil

Our estimate of proved reserves is based on the quantities of natural gas, NGLs and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Management estimates the proved reserves attributable to our ownership based on various factors, including consideration of the reserve report prepared by Ryder Scott, an independent oil and natural gas consulting firm. On an annual basis, our proved reserve estimates and the reserve report prepared by Ryder Scott are reviewed by the Audit Committee and the Board. Our financial statements for 2020 and 2019 were prepared using Ryder Scott’s estimates of our proved reserves.

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

Disaggregation of Revenue

We recognized revenue of $57.0 million and $76.6 million for the years ended December 31, 2020 and 2019, respectively. We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources.  We have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Midstream Segment

The Seco Pipeline Transportation Agreement is the only contract that we account for under ASC 606. The Gathering Agreement is classified as an operating lease and is accounted for under ASC 842, “Leases”, and is reported as gathering and transportation lease revenue in our consolidated statements of operations.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2020, and 2019 our accounts receivable from contracts with customers were $1.9 million and $1.1 million, respectively, and are presented within accounts receivable – related entities on the consolidated balance sheets.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Other liabilities
Warrant	$—	$(1,418)	$—	$(1,418)
Total	$—	$(1,418)	$—	$(1,418)

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

As of December 31, 2020 and 2019, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

The following table summarizes the non-recurring fair value measurements of our production assets as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$12,884
Total net assets	$—	$—	$12,884
(a)	During the year ended December 31, 2020, we recorded non-cash impairment charges of $23.4 million to impair our producing oil and natural gas properties and $0.9 million to impair the Seco Pipeline. The carrying values of the impaired properties were reduced to a fair value of $12.9 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 9 ‘‘Asset Retirement Obligation.’’

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

Seco Pipeline – During the years ended December 31, 2020 and 2019, we recorded non-cash impairment charges of $0.9 million and $32.1 million, respectively, to impair the Seco Pipeline. The carrying value of the Seco Pipeline was reduced to a fair value of zero, estimated based on an inputs characteristic of a Level 3 fair value measurement.

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

Credit Agreement – We believe that the carrying value of our Credit Agreement (defined in Note 6 “Debt”) approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms.  The debt is classified as a Level 2 input in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties.  The Credit Agreement is discussed further in Note 6 “Debt.”

Derivative Instruments – The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 inputs.  Our commodity derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of oil and natural gas prices and an appropriate discount rate.  Our interest rate derivatives are valued using the terms of the individual derivative contracts with our counterparties, expected future levels of the LIBOR interest rates and an appropriate discount rate. We did not have any interest rate or commodity derivatives as of December 31, 2020.

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

Earnout Derivative – We are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs.  There was no change in fair value of the earnout derivative during the years ended December 31, 2020 and 2019.

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

Under Topic 815, “Derivatives and Hedging”, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. We will net derivative assets and liabilities for counterparties where we have a legal right of offset. Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  We have not elected to designate any of our current derivative contracts as hedges; however, changes in the fair value of all of our derivative instruments are recognized in earnings and included in natural gas sales and oil sales in the consolidated statements of operations.  As of December 31, 2020, all of our commodity derivative contracts have matured.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Beginning fair value of commodity derivatives	$(759)	$3,914
Net gains (losses) on crude oil derivatives	3,814	(4,031)
Net gains on natural gas derivatives	87	259
Net settlements received on derivative contracts:
Oil	(2,829)	(807)
Natural gas	(313)	(94)
Ending fair value of commodity derivatives	$—	$(759)

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Years Ended December 31,
Derivative Type	in Income	2020	2019
Commodity – Mark-to-Market	Oil sales	$3,814	$(4,031)
Commodity – Mark-to-Market	Natural gas sales	87	259
		$3,901	$(3,772)

Earnout Derivative

Refer to Note 4 “Fair Value Measurements”.

6. DEBT

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (as amended by the Tenth Amendment to Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $17.5 million, which is reduced to the lesser of (i) $15.0 million through May 14, 2021 and (ii) from and after May 15, 2021, the positive difference of the Borrowing Base minus the aggregate outstanding principal amount of the Term Loan (the “Revolving Loan”). The Credit Agreement is a current liability that matures on September 30, 2021. We expect to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

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

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The initial borrowing base under the Credit Agreement was $235.5 million. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of December 31, 2020, the borrowing base under the Credit Agreement was $129.1 million and we had $111.0 million of debt outstanding, consisting of $105.0 million under the Term Loan and $6.0 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of $10 million per fiscal quarter. The maximum revolving credit amount is $15.0 million leaving us with $9.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2020.

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

In addition, we are required to maintain the following financial covenants:

●	current assets to current liabilities of at least 1.0 to 1.0 at all times; and
●	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.5 to 1.0.

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

At December 31, 2020, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of December 31, 2020 and 2019, our unamortized debt issuance costs were approximately $0.8 million and $1.2 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the years ended December 31, 2020 and 2019 were approximately $0.8 million and $1.3 million, respectively.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consist of the following (in thousands):

	December 31,
	2020	2019
Gathering and transportation assets
Midstream assets	$187,977	$186,941
Less: Accumulated depreciation, amortization and impairment	(82,710)	(74,648)
Total gathering and transportation assets, net	$105,267	$112,293

Oil and natural gas properties consist of the following (in thousands):

	December 31,
	2020	2019
Oil and natural gas properties and related equipment
Proved property	$112,471	$112,476
Less: Accumulated depreciation, depletion, amortization and impairments	(94,843)	(69,541)
Total oil and natural gas properties and equipment, net	$17,628	$42,935

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

Our estimate of proved reserves is based on the quantities of natural gas, NGLs, and oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Proved reserves are calculated based on various factors, including consideration of an independent reserve engineers’ report on proved reserves and an economic evaluation of all of our properties on a well-by-well basis. The process used to complete the estimates of proved reserves at December 31, 2020 and 2019 is described in detail in Note 19 “Supplemental Information on Oil and Natural Gas Producing Activities.”

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

Impairment of Oil and Natural Gas Properties and Other Non-Current Assets. Oil and natural gas properties are reviewed for impairment on a field-by-field basis when facts and circumstances indicate that their carrying value may not be recoverable. We assess impairment of capitalized costs of proved oil and natural gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, which would consider estimated future discounted cash flows. The cash flow estimates are based upon third-party reserve reports using future expected oil and natural gas prices adjusted for basis differentials. Other inputs, besides reserves, used to determine the fair values of proved properties include estimates of: (i) future operating and development costs; (ii) future commodity prices; and (iii) a market-based weighted average cost of capital rate. Cash flow estimates for impairment testing exclude derivative instruments.

During the year ended December 31, 2020, we recorded non-cash impairment charges of $23.4 million to impair our producing oil and natural gas properties.  We did not impair our producing oil and natural gas properties during the year ended December 31, 2019.

Depreciation, depletion and amortization consisted of the following (in thousands):

	Years Ended
	December 31,
	2020	2019
Depreciation, depletion and amortization of oil and natural gas-related assets	$2,218	$3,942
Depreciation and amortization of gathering and transportation related assets	7,195	7,931
Amortization of intangible assets	13,460	13,460
Total Depreciation, depletion and amortization	$22,873	$25,333

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

For the year ended December 31, 2020, we recorded an impairment charge on the Seco Pipeline of $0.9 million. On January 13, 2020, we received a written notice from Mesquite terminating the Seco Pipeline Transportation Agreement effective February 12, 2020. For the year ended December 31, 2019, we recorded a non-cash charge of $32.1 million, to impair the Seco Pipeline.

Asset Retirement Obligation. As described in Note 9 “Asset Retirement Obligation,” estimated asset retirement costs are recognized when the asset is acquired or placed in service. Costs associated with oil and natural gas properties are amortized over proved developed reserves using the units-of-production method. Costs associated with gathering and transportation assets are depreciated using the straight-line method over the useful lives of the asset. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

8. PROVISION FOR INCOME TAXES

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2020 and 2019 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income taxes on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner's individual tax basis in our limited partner interests.

Provision for income taxes reflects franchise tax obligations in the state of Texas (the “Texas Margin Tax”).  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal and state income tax provision (benefit) is summarized below:

	Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	128	328
Total current	128	328

Deferred:
Federal	—	—
State	(104)	(126)
Total deferred	(104)	(126)
Total provision for income taxes	$24	$202

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Pre-tax net book loss	$(118,737)	$(50,940)

Texas Margin Tax (a)	36	126
Return to accrual	(12)	76
Provision for income taxes	$24	$202

Effective income tax rate	(0.02)%	(0.40)%
(a)	Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated (in thousands):

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Derivative assets	$(29)	$(23)
Depreciable, depletable property, plant and equipment	129	21
Other	4	2
Deferred tax assets (liabilities):	104	—
Valuation allowance	—	—
Total deferred tax assets (liabilities)	$104	$—

The Partnership assessed the available positive and negative evidence to determine that a valuation allowance was not required for a portion of its deferred tax assets because it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2020 and 2019, the Partnership had no material uncertain tax positions.

The Partnership files income tax returns in the U.S. and various state jurisdictions. The Partnership is no longer subject to examination by federal income tax authorities prior to 2017. State statutes vary by jurisdiction.

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

The following table is a reconciliation of the ARO (in thousands):

	December 31,
	2020	2019
Asset retirement obligation, beginning balance	$6,898	$6,200
Liabilities added from escalating working interests	—	172
Accretion expense	567	526
Asset retirement obligation, ending balance	$7,465	$6,898

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. In 2020 and 2019, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of December 31, 2020 is related to the Gathering Agreement with Mesquite that was entered into as part of the Western Catarina Midstream transaction. Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes on 35,000 dedicated acres in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15 year life of the agreement.

Amortization expense for the years ended December 31, 2020 and 2019 was $13.5 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our consolidated statement of operations. Intangible assets as of December 31, 2020 and 2019 are detailed below (in thousands):

	December 31,
	2020	2019
Beginning balance	$145,246	$158,706
Amortization	(13,460)	(13,460)
Ending balance	$131,786	$145,246

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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (“the Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County Texas, to the Carnero JV, which expands the processing capacity of the Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to the Carnero JV resulting in the Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s Comanche Asset pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Mesquite, which was approved by all of the unaffiliated Comanche working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II.  Prior to execution of the agreement, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities of the Carnero JV limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction we now record our share of earnings and losses from the Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting.  The HLBV is a balance-sheet approach that calculates the amount we would have received if the Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our consolidated statements of operations. In the event of liquidation of the Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of December 31, 2020, the Partnership had paid approximately $124.2 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on our consolidated balance sheets. For the year ended December 31, 2020, the Partnership recorded earnings of approximately $5.7 million in equity investments from the Carnero JV, which was offset by approximately $1.2 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the consolidated statements of operations.  Cash distributions of approximately $15.3 million were received during the year ended December 31, 2020.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Sales	$80,228	$159,508
Total expenses	63,121	145,837
Net income	$17,107	$13,671

12. COMMITMENTS AND CONTINGENCIES

We are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of December 31, 2020 and 2019. For the year ended December 31, 2020, natural gas received did not exceed the threshold.  For the year ended December 31, 2019 payments totaling approximately $32.0 thousand were made.

13. RELATED PARTY TRANSACTIONS

Relationship with Stonepeak

Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units.

As of March 16, 2021, Stonepeak owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Warrant that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.  SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board and is considered a related party of the Partnership.

Currently, four of our directors, Jack Howell, Luke Taylor, Michael Bricker and John T. Steen III are representatives of Stonepeak as either employees or operating partners of Stonepeak. Messrs. Howell, Taylor, Bricker and Steen do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement. Mr. Meisel receives certain compensation for his service on the Board. “See Part III, Item 11. Executive Compensation—Compensation of Directors.”

Relationship with Mesquite

Prior to emergence from the Mesquite Chapter 11 Case, Mesquite was considered a related party of the Partnership because (i) Antonio R. Sanchez, III, who served as the Chairman of the Board at such time, also served as the Chief Executive Officer of Mesquite, (ii) Patricio D. Sanchez, who served as a member of the Board and as our President and Chief Operating Officer at such time, also served as a senior vice president and Chief Operating Officer of Mesquite, and (iii) Mesquite and certain other members of the Sanchez family directly or indirectly owned approximately 24.3% of the issued and outstanding common units of the Partnership at such time. As of June 30, 2020, Mesquite is not considered a related party of the Partnership. Prior to the date of this Form 10-K, Antonio R. Sanchez, III resigned from his position as a member of the Board and the Chairman of the Board and Patricio D. Sanchez resigned from his position as a member of the Board and as our President and Chief Operating Officer.

Relationship with SP Holdings

We are controlled by our general partner, Evolve Transition Infrastructure GP LLC.  The sole member of our general partner is SP Holdings which has no officers. The sole member of SP Holdings is Stonepeak Catarina and the managing member of SP Holdings is Stonepeak Catarina Upper Holdings, LLC, an affiliate of Stonepeak Catarina.

Shared Services Agreement

We have entered into the Shared Services Agreement with SP Holdings. In connection with providing the services under the Shared Services Agreement, SP Holdings receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Prior to August 2, 2019 each of these fees, not including the reimbursement of costs, was paid in cash unless SP Holdings elected for such fee to be paid in our equity.

However, on August 2, 2019, we and SP Holdings entered into a letter agreement providing that until such time as we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings will elect to receive its fees, not including reimbursement of costs, in common units rather than cash.  In addition, on November 8, 2019, we and SP Holdings entered into an additional letter agreement providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units (the “Tolling Period”), SP Holdings would agree to delay receipt of its fees, not including reimbursement of costs. During the Tolling Period, we are required to keep an accurate ledger of the dollar amount of the fee applicable to each quarter within the Tolling Period and the daily closing price of our common units on the NYSE. Following the end of the Tolling Period we will provide a notice to SP Holdings including such ledgers and pay the accrued fees within thirty days of delivery of such notice. The Shared Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or SP Holdings provide notice of termination to the other with at least 180 days’ notice.  For the fees earned during the year ended December 31, 2020, pursuant to the November 8, 2019 letter agreement, SP Holdings did not receive any fees, other than reimbursement of its costs. However, pursuant to the requirements under the November 8, 2019 letter agreement, we have determined that the fees earned during the years ended December 31, 2020 and 2019 are approximately $7.2 million and $7.3 million, respectively.

The Shared Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by SP Holdings if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by SP Holdings or (2)  there is a change in control of SP Holdings. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak Catarina’s consent to its termination of the Shared Services Agreement. The Shared Services Agreement provides that if there is a termination other than by either party at the end of the Service Agreement’s term, by the Partnership for an uncured breach by SP Holdings, or by the Partnership upon a change of control of SP Holdings, then the Partnership will owe a termination payment to SP Holdings in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. We estimate that this amount was in excess of $35.0 million as of December 31, 2020. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to SP Holdings all costs and expenses of SP Holdings that result from such termination.  To date, no notice of termination of the Shared Services Agreement has been delivered by SP Holdings, and the Partnership is continuing to discuss the Shared Services Agreement with SP Holdings.

Related Party Transactions

2019

Class C Preferred Unit Issuance and Warrant

On August 2, 2019, Stonepeak Catarina exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”) in a privately negotiated transaction (the “Exchange”). In connection with the Exchange, the Partnership entered into (i) the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement) to set forth the terms of the Class C Preferred Units, (ii) the Amended and Restated Registration Rights Agreement with Stonepeak relating to the registered resale of common units issuable upon the exercise of the Warrant, and (iii) the Amended and Restated Board Representation and Standstill Agreement with Stonepeak. In addition, on August 2, 2019, the Partnership’s general partner entered into Amendment No. 3 to its Limited Liability Company Agreement to provide certain changes necessary in connection with the Exchange.

On August 2, 2019, in connection with the Exchange, Stonepeak Catarina received the Warrant. The Warrant may be exercised at any time and from time to time during the period beginning on August 2, 2019 and ending on the later of the seventh anniversary of such date and the date thirty days after the date on which all of the Class C Preferred Units have been redeemed for a number of Junior Securities (as such term is defined in the Warrant) equal to 10% of each applicable class of Junior Securities deemed outstanding as of the exercise date. No exercise price will be payable in connection with the exercise of the Warrant.

At the time of the Exchange and Warrant, Stonepeak Catarina owned all of the Partnership’s issued and outstanding Class B Preferred Units, representing an approximately 61.7% interest in the Partnership. Jack Howell and Luke Taylor, members of the Board during the year ended December 31, 2019, were also employees of Stonepeak at the time of the Exchange.

2020

Settlement Agreement

On June 6, 2020 the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement with Mesquite and certain of its subsidiaries. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2, (ii) the Seco Catarina Agreement, and (iii) the Seco Comanche Agreement. Each such agreement will become effective only upon satisfaction of certain closing conditions described in the Settlement Agreement.

JT3 Consulting Agreement

On June 30, 2020, our general partner entered into that certain Consultancy Agreement (the “JT3 Consulting Agreement”) with JT3 Advisors LLC (“JT3 Advisors”).  JT3 Advisors is an entity owned by John T Steen III, who has served as the Chairman of the Board since September 2020. Pursuant to the terms of the JT3 Consulting Agreement the Partnership pays JT3 Advisors a consulting fee of $20,000 per month for the provision of services to aid the Partnership in achieving its commercial goals, including analysis and assessment of potential commercial arrangements and recommendation of selected arrangements to our management.

Certain Transactions with Stonepeak

On November 16, 2020, the Partnership and Stonepeak Catarina entered the Stonepeak Letter Agreement wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Letter Agreement Transactions were referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to our partnership agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. An aggregate distribution of 22,274,869 common units was made to Stonepeak Catarina on February 1, 2021, following the satisfaction of certain issuance conditions. The approximate value of this transaction was $12.9 million.

On January 28, 2021, Stonepeak Catarina provided us with its notice of election to receive a Common Unit PIK Distribution for the fourth quarter of 2020. The aggregate distribution of 12,445,491 common units was made to Stonepeak Catarina on February 25, 2021, following the satisfaction of certain issuance conditions. The approximate value of this transaction was $12.9 million.

As a result of the foregoing transactions, as of March 16, 2021, Stonepeak owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Warrant that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights..

Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer, Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise the limited call right. Stonepeak would effect any such exercise by first completing the Stonepeak LCR Transfer and then causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. As of March 16, 2021, the General Partner and its controlled affiliates do not own any Common Units.

14. UNIT-BASED COMPENSATION

The Partnership’s Long-Term Incentive Plan (the “LTIP”) allows for restricted common unit grants. Restricted common unit activity under the Plan during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2018	513,694	$12.31
Granted	1,129,173	2.35
Vested	(382,690)	8.50
Returned/Cancelled	(104,710)	12.04
Outstanding at December 31, 2019	1,155,467	$3.86
Vested	(338,840)	5.14
Returned/Cancelled	(133,456)	5.61
Outstanding at December 31, 2020	683,171	$2.68

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

As of December 31, 2020, 974,393 common units remained available for future issuance to participants under the LTIP.

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

The table below reflects the payment of distributions on Class B Preferred Units related to the periods indicated.

	Cash distribution	Date of	Date of	Date of
Three months ended	per unit	declaration	record	distribution
March 31, 2019	$0.28225	May 3, 2019	May 22, 2019	May 31, 2019

On August 2, 2019, Stonepeak exchanged all of the issued and outstanding Class B Preferred Units for newly issued Class C Preferred Units (the “Class C Preferred Units”). As a result the Partnership paid a distribution on the Class C Preferred Units in Class C Preferred PIK Units in lieu of a distribution on the Class B Preferred Units for the second-quarter 2019.

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

On November 16, 2020, the Partnership and Stonepeak entered into a letter agreement (the “Stonepeak Letter Agreement”) wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The aggregate distribution of 22,274,869 common units was made to Stonepeak on February 1, 2021.

The Stonepeak Letter Agreement also provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter.

In accordance with the Stonepeak Letter Agreement, on January 28, 2021, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended December 31, 2020 in common units. The aggregate distribution of 12,445,491 common units was paid to Stonepeak on February 25, 2021.

16. PARTNERS’ CAPITAL

Outstanding Units

As of December 31, 2020, we had no Class B Preferred Units outstanding, 36,474,436 Class C Preferred Units outstanding and 19,953,880 common units outstanding, which included 683,171 unvested restricted common units issued under the LTIP.

Common Unit Issuances

The Partnership did not issue any common units to SP Holdings in connection with providing services under the Shared Services Agreement during the year ended December 31, 2020.

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

The Class B Preferred Units were accounted for as mezzanine equity on our consolidated balance sheet.  The following table sets forth a reconciliation of the changes in mezzanine equity (in thousands):

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

The Exchange was accounted for as an extinguishment with the difference between the book value of the redeemed instrument and the fair value of the new instrument being considered a deemed contribution to common equity of approximately $103.8 million. The Class C Preferred Units are accounted for as a long-term liability on the consolidated balance sheet consisting of the following (in thousands):

	December 31,
	2020	2019
Class C Preferred Units, beginning balance	$281,688	$—
Private placement of Class C Preferred Units	—	353,500
Discount	—	(104,250)
Accretion of discount	38,938	13,129
Distribution accrual	24,579	19,309
Class C Preferred Units, ending balance	$345,205	$281,688

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Years Ended December 31,
	2020		2019
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$427	$—	$683	$—
Oil sales	10,856	—	9,512	—
Natural gas liquid sales	254	—	539	—
Gathering and transportation sales	—	785	—	6,825
Gathering and transportation lease revenues	—	44,671	—	59,090
Total segment revenues	11,537	45,456	10,734	65,915

Segment operating costs
Lease operating expenses	5,340	884	5,879	1,499
Transportation operating expenses	—	9,314	—	11,553
Production taxes	311	—	621	—
Depreciation, depletion and amortization	2,218	20,655	3,942	21,391
Asset impairments	23,355	867	—	32,119
Accretion expense	212	355	200	326
Total segment operating costs	31,436	32,075	10,642	66,888

Segment other income
Earnings from equity investments	—	4,479	—	2,831
Total segment other income	—	4,479	—	2,831
Segment operating income (loss)	$(19,899)	$17,860	$92	$1,858

	Years Ended
	December 31,
	2020	2019
Reconciliation of segment operating income (loss) to net loss
Total midstream operating income	$17,860	$1,858
Total production operating income (loss)	(19,899)	92
Total segment operating income (loss)	(2,039)	1,950

General and administrative expenses	(18,296)	(17,610)
Unit-based compensation expense	(2,602)	(1,351)
Interest expense, net	(95,871)	(39,789)
Other income	71	5,860
Income tax expense	(24)	(202)
Net loss	$(118,761)	$(51,142)

The following table summarizes the total assets and capital expenditures by operating segment as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$19,242	$331,926	$2,260	$353,428
Capital expenditures(b)	$(5)	$1,943	$—	$1,938

	December 31, 2019
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$45,550	$362,961	$5,929	$414,440
Capital expenditures(b)	$130	$775	$—	$905
(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

Revenue from Mesquite earned in our Midstream segment accounted for 80% and 86% of total revenue for the years ended December 31, 2020 and 2019, respectively.  Because all remaining production properties are non-operated, there are no customers in the Production segment that exceed 10% of the Partnership’s consolidated revenue.

18. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $89.6 million.

As of December 31, 2020, the Partnership had invested approximately $124.2 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Acquisitions, earnout and capital investments	$128,251	$128,140
Earnings in equity investments	30,455	25,976
Distributions received	(69,071)	(53,805)
Maximum exposure to loss	$89,635	$100,311

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

Costs

The following table sets forth our capitalized costs as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Capitalized costs at the end of the period:⁽ᵃ⁾
Oil and natural gas properties and related equipment (successful efforts method)
Proved property	$112,471	$112,476
Less: Accumulated depreciation, depletion, amortization and impairments	(94,843)	(69,541)
Oil and natural gas properties and equipment, net	$17,628	$42,935
(a)	Capitalized costs include the cost of equipment and facilities for our oil and natural gas producing activities. Proved property costs include capitalized costs for leaseholds holding proved reserves; development wells and related equipment and facilities (including uncompleted development well costs); and support equipment.

The following table sets forth costs incurred for oil and natural gas producing activities for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Costs incurred for the period:
Development costs	$—	$131
Oil and natural gas properties and equipment, net	$—	$131

The development costs for the year ended December 31, 2019 primarily represent costs related to recompletions.

We had no exploration and dry hole costs in 2020 and 2019.

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

				Natural Gas
	Total	Oil	Natural Gas	Liquids
	(MBoe)	(MBoe)	(MBoe)	(MBoe)
Net proved reserves
December 31, 2018	3,453	2,479	454	520
Revisions of previous estimates	(145)	(10)	(67)	(68)
Production	(309)	(228)	(39)	(42)
December 31, 2019	2,999	2,241	348	410
Revisions of previous estimates	(475)	(334)	(35)	(106)
Production	(241)	(191)	(26)	(24)
December 31, 2020	2,283	1,716	287	280

Proved developed reserves:
December 31, 2019	2,999	2,241	348	410
December 31, 2020	2,283	1,716	287	280

Reserves and Related Estimates

Our estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters.

Our year end December 31, 2020 and 2019, proved reserve estimates were 2.3 MMBoe and 3.0 MMBoe, respectively. Reserve estimates for those periods were prepared by, Ryder Scott, an independent petroleum engineering firm, and are used for the applicable disclosures in our financial statements.

Our 2020 estimates of total proved reserves decreased 0.7 MMBoe from 2019 due to production of 0.2 MMBoe and revisions of previous estimates of 0.5 MMBoe. For proved reserves, the production weighted average product price over the remaining lives of the properties used in our reserve report were: $37.70 per Bbl for oil, $10.69 per Bbl for NGLs and $2.02 per Mcf for natural gas.

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

The following table summarizes the standardized measure of estimated discounted future cash flows from the oil and natural gas properties (in thousands):

	Years Ended December 31,
	2020	2019
Future cash inflows	$71,161	$144,628
Future production costs	(50,809)	(80,007)
Future estimated development costs	(3,614)	(3,400)
Future net cash flows	16,738	61,221
10% annual discount for estimated timing of cash flows	(4,857)	(22,871)
Standardized measure of discounted estimated future net cash flows related to proved oil and natural gas reserves	$11,881	$38,350

The following table summarizes the principal sources of change in the standardized measure of estimated discounted future net cash flows (in thousands):

	Years Ended December 31,
	2020	2019
Beginning of the period	$38,350	$52,246
Sales and transfers of oil and natural gas, net of production costs	(1,985)	(8,006)
Net changes in prices and production costs related to future production	(27,157)	(7,330)
Changes in development costs	(595)	35
Revisions of previous quantity estimates	(2,652)	(1,942)
Accretion discount	3,835	5,225
Change in production rates, timing, and other	2,085	(1,878)
Standardized measure of discounted future net cash flows related to proved oil and natural gas reserves	$11,881	$38,350

20. SUBSEQUENT EVENTS

On January 28, 2021, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended December 31, 2020 in common units. The aggregate distribution of 12,445,491 common units was made to Stonepeak Catarina on February 25, 2021, following the satisfaction of certain issuance conditions.