Form 10-Q
period 2021-03-31
Evolve Transition Infrastructure LP
filed 2021-05-13
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Common units outstanding as of May 12, 2021: approximately 56,185,378 common units.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
●	“Bbl” means one barrel of 42 U.S. gallons of oil or other liquid hydrocarbons.
●	“Board” means the board of directors of our general partner.
●	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
●	“Boe/d” means one Boe per day.
●	“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
●	“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
●	“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, (vi) Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, and (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020 (individually, the “Tenth Amendment”).
●	“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.
●	“MBbl” means one thousand Bbls.
●	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
●	“MBoe” means one thousand Boe.
●	“Mcf” means one thousand cubic feet of natural gas.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“MMBtu” means one million British thermal units.
●	“MMcf” means one million cubic feet of natural gas.
●	“MMcf/d” means one million cubic feet of natural gas per day.
●	“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“Operational Services Agreement” means that certain Services Agreement, effective as of November 1, 2020, between the Partnership, SEP Holdings IV, LLC, Catarina Midstream, LLC, SECO Pipeline and SNMP Services.

●	“our general partner” refers to Evolve Transition Infrastructure GP LLC, our general partner.
●	“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement (as defined herein), as amended by Amendment No. 1 thereto, dated as of February 12, 2021.
●	“Shared Services Agreement” means the Amended and Restated Shared Services Agreement between SP Holdings and the Partnership, dated as of March 6, 2015.
●	“SEC” means the United States Securities and Exchange Commission.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, SP Holdings, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SNMP Services” means SNMP Services Inc., our wholly owned subsidiary which provides payroll, human resources, employee benefits and other consulting services to us and our subsidiaries.
●	“SP Holdings” means SP Holdings, LLC, the sole member of our general partner.
●	“Stonepeak” means Stonepeak Catarina and its subsidiaries, other than the Partnership.
●	“Stonepeak Catarina” means Stonepeak Catarina Holdings, LLC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Natural gas sales	$75	$234
Oil sales	2,306	7,187
Natural gas liquid sales	135	31
Gathering and transportation sales	—	785
Gathering and transportation lease revenues	9,294	12,606
Total revenues	11,810	20,843
Expenses
Operating expenses
Lease operating expenses	1,840	1,909
Transportation operating expenses	1,903	2,558
Production taxes	105	106
General and administrative expenses	6,933	3,775
Unit-based compensation expense	337	398
Depreciation, depletion and amortization	5,461	5,915
Asset impairments	—	23,247
Accretion expense	148	138
Total operating expenses	16,727	38,046
Other (income) expense
Interest expense, net	30,447	23,009
Earnings from equity investments	(599)	1,202
Total other expenses	29,848	24,211
Total expenses	46,575	62,257
Loss before income taxes	(34,765)	(41,414)
Income tax expense	40	(73)
Net loss	(34,805)	(41,341)
Net loss per unit
Common units - Basic and Diluted	$(0.89)	$(2.18)
Weighted Average Units Outstanding
Common units - Basic and Diluted	38,921,661	19,006,403

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,626	$1,718
Accounts receivable	7,404	6,670
Prepaid expenses	1,014	595
Total current assets	10,044	8,983
Oil and natural gas properties and related equipment
Oil and natural gas properties, equipment and facilities (successful efforts method)	112,471	112,471
Gathering and transportation assets	187,977	187,977
Less: accumulated depreciation, depletion, amortization and impairment	(179,649)	(177,553)
Oil and natural gas properties and equipment, net	120,799	122,895
Other assets
Intangible assets, net	128,423	131,786
Equity investments	87,670	89,635
Other non-current assets	119	129
Total assets	$347,055	$353,428

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$3,408	$4,420
Accounts payable and accrued liabilities - related entities	12,869	25,737
Royalties payable	359	359
Short-term debt, net of debt issuance costs	103,942	110,233
Class C preferred units	356,855	345,205
Total current liabilities	477,433	485,954
Other liabilities
Long term accrued liabilities - related entities	16,584	12,137
Asset retirement obligation	7,613	7,465
Other liabilities	6,210	1,416
Total other liabilities	30,407	21,018
Total liabilities	507,840	506,972
Commitments and contingencies (See Note 12)
Partners' deficit
Common units, 56,185,378 and 19,953,880 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	(160,785)	(153,544)
Total partners' deficit	(160,785)	(153,544)
Total liabilities and partners' capital	$347,055	$353,428

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,805)	$(41,341)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	2,098	2,551
Amortization of debt issuance costs	209	181
Accretion of Class C discount	11,650	8,693
Class C distribution accrual	—	12,101
Asset impairments	—	23,247
Accretion expense	148	138
Distributions from equity investments	2,564	1,615
Equity earnings in affiliate	(599)	1,202
Mark-to-market on warrant	4,792	271
Net (gain) loss on commodity derivative contracts	—	(4,948)
Net cash settlements received on commodity derivative contracts	101	87
Unit-based compensation	1,879	243
Amortization of intangible assets	3,363	3,364
Changes in Operating Assets and Liabilities:
Accounts receivable	(835)	(1)
Accounts receivable - related entities	—	(1,006)
Prepaid expenses	(419)	77
Other assets	10	(108)
Accounts payable and accrued liabilities	24,673	(1,420)
Accounts payable and accrued liabilities- related entities	(8,421)	1,547
Net cash provided by operating activities	6,408	6,493
Cash flows from investing activities:
Development of oil and natural gas properties	—	5
Construction of gathering and transportation assets	—	(59)
Net cash used in investing activities	—	(54)
Cash flows from financing activities:
Repayment of debt	(12,000)	(10,000)
Proceeds from issuance of debt	5,500	—
Units tendered by SOG employees for tax withholdings	—	(31)
Debt issuance costs	—	(62)
Net cash used in financing activities	(6,500)	(10,093)
Net decrease in cash and cash equivalents	(92)	(3,654)
Cash and cash equivalents, beginning of period	1,718	5,099
Cash and cash equivalents, end of period	$1,626	$1,445
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$—	$62
Cash paid during the period for interest	$781	$1,767

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	1,511,138	1,879	1,879
Common units issued as Class C Preferred distributions	34,720,360	25,685	25,685
Net loss	—	(34,805)	(34,805)
Partners' Deficit, March 31, 2021	56,185,378	$(160,785)	$(160,785)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)
Unit-based compensation programs	(23,387)	243	243
Units tendered by SOG employees for tax withholdings	(88,819)	(31)	(31)
Net loss	—	(41,341)	(41,341)
Partners' Deficit, March 31, 2020	19,975,256	$(76,929)	$(76,929)

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BUSINESS

Organization

We are a publicly-traded limited partnership formed in 2005 focused on the acquisition, development, and ownership of infrastructure critical to the transition of energy supply to lower carbon sources. We own natural gas gathering systems, pipelines, and processing facilities in South Texas and continue to pursue energy transition infrastructure opportunities. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. Additionally, in November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which changed the effective date for certain issuers to annual and interim periods in fiscal years beginning after December 15, 2022, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption of this guidance on our condensed consolidated financial statements.

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

3. REVENUE RECOGNITION

Revenue from Contracts with Customers

We account for revenue from contracts with customers in accordance with ASC 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Disaggregation of Revenue

We recognized revenue of $11.8 million for the three months ended March 31, 2021. We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Midstream Segment

The Firm Transportation Service Agreement, dated September 1, 2017, by and between Seco Pipeline, LLC and SN Catarina, LLC (the “Seco Pipeline Transportation Agreement”) is the only contract that we account for under ASC 606. The Seco Pipeline Transportation Agreement was terminated by Mesquite effective February 12, 2020. The Gathering Agreement (as defined in Note 12 “Related Party Transactions”) is classified as an operating lease and is accounted for under ASC 842, “Leases” and is reported as gathering and transportation lease revenues in our condensed consolidated statements of operations.

We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 10 “Investments.”

Production Segment

Our oil, natural gas, and NGL revenue is marketed and sold on our behalf by the respective asset operators. We are not party to the contracts with the third-party customers. However, we are party to joint operating agreements, which we account for under ASC 808, “Collaborative Agreements,” and revenues for these arrangements is recognized based on the information provided to us by the operators.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At March 31, 2021 and December 31, 2020, our accounts receivables from contracts with customers were $1.9 million and $1.9 million, respectively.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2021
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Other liabilities
Warrant	$—	$(6,210)	$—	$(6,210)
Total	$—	$(6,210)	$—	$(6,210)

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Other liabilities
Warrant	—	(1,418)	—	(1,418)
Total	$—	$(1,418)	$—	$(1,418)

As of March 31, 2021and December 31, 2020, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

Fair Value on a Non-Recurring Basis

The Partnership follows the provisions of Topic 820-10, “Fair Value Measurement,” for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. We periodically review oil and natural gas properties and related equipment for impairment when facts and circumstances indicate that their carrying values may not be recoverable.

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 8 “Asset Retirement Obligation.”

The following table summarizes the non-recurring fair value measurements of our production assets as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$12,884
Total net assets	$—	$—	$12,884
(a)	During the year ended December 31, 2020, we recorded a non-cash impairment charge of $23.4 million to impair our producing oil and natural gas properties and $0.9 million to impair the Seco Pipeline. The carrying values of the impaired properties were reduced to a fair value of $12.9 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Seco Pipeline – We own and operate a 30-mile natural gas pipeline with 400 MMcf/d capacity that is designed to transport dry gas to multiple markets in South Texas (the “Seco Pipeline”). As of December 31, 2020, we recorded a non-cash impairment charge of $0.9 million to impair the Seco Pipeline. The carrying value of the Seco Pipeline was reduced to a fair value of zero, estimated based on inputs characteristic of a Level 3 fair value measurement.

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

Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 10 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of March 31, 2021 and December 31, 2020, the fair value of the earnout was determined to be zero.

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

Under Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. We will net derivative assets and liabilities for counterparties where we have a legal right of offset. Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met. We have not elected to designate any of our current derivative contracts as hedges; however, changes in the fair value of all of our derivative instruments are recognized in earnings and included in natural gas sales and oil sales in the condensed consolidated statements of operations. We do not have derivative contracts related to production in 2021 and beyond.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the year ended December 31, 2020 (in thousands):

Year Ended
December 31, 2020
Beginning fair value of commodity derivatives	$(759)
Net gains (losses) on crude oil derivatives	3,814
Net gains on natural gas derivatives	87
Net settlements received on derivative contracts:
Oil	(2,829)
Natural gas	(313)
Ending fair value of commodity derivatives	$—

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Three Months Ended March 31,
Derivative Type	in Income	2020
Commodity – Mark-to-Market	Oil sales	$4,826
Commodity – Mark-to-Market	Natural gas sales	122
		$4,948

Earnout Derivative

Refer to Note 4 “Fair Value Measurements.”

6. DEBT

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by the Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019 (the “Credit Agreement”).  The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $17.5 million, which was reduced to the lesser of (i) $15.0 million through May 14, 2021 and (ii) from and after May 15, 2021, the positive difference of the Borrowing Base minus the aggregate outstanding principal amount of the Term Loan (the “Revolving Loan”). The Credit Agreement is a current liability that matures on September 30, 2021. We expect to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

On November 6, 2020, the Partnership, as borrower, entered into that certain Tenth Amendment to the Third Amended and Restated Credit Agreement with the guarantors party thereto, Royal Bank of Canada, as administrative agent and collateral agent (the “Agent”)

and the lenders party thereto (each a “Lender”) (the “Credit Agreement Amendment” and the Third Amended and Restated Credit Agreement, as amended by the Tenth Amendment, the “Amended Credit Agreement”). Pursuant to the Credit Agreement Amendment, the parties thereto agreed to, among other things: (a) amend the initial aggregate commitment amount under the first lien revolving credit facility to reduce such amount to $17.5 million, which was reduced to the lesser of (i) $15.0 million through May 14, 2021 and (ii) from and after May 15, 2021, the positive difference of the Borrowing Base minus the aggregate outstanding principal amount of the Term Loan; (b) amend the conditions precedent to the obligations of any Lender to make a Loan (as defined in the Amended Credit Agreement) to provide that through May 14, 2021, a Borrowing Base Deficiency (as defined in the Amended Credit Agreement) may exist; (c) amend the annual financial statements and annual budget affirmative covenant to provide that the Partnership’s audited annual financial statements as reported on by the Partnership’s independent public accountants may be delivered with a “going concern” or like qualification or exception, if such qualification or exception results from (i) any actual or prospective breach of the financial covenants set forth in Section 9.01 of the Amended Credit Agreement or (ii) the fact that the final maturity date of any Debt (as defined in the Amended Credit Agreement) is less than one year after the date of such report, and does not otherwise include any qualification or exception as to the scope of such audit; and (d) include a new post-closing covenant requiring the Partnership to either engage an Advisory Firm (as defined in the Credit Agreement Amendment) or certify that the Partnership has taken material steps, in either case, to implement a strategic transaction generating net cash proceeds reasonably expected to be greater than an amount that will allow the Partnership to repay in full all outstanding obligations under the Loan Documents (as defined in the Amended Credit Agreement) that is anticipated to close by August 31, 2021.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The initial borrowing base under the Credit Agreement was $235.5 million. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of March 31, 2021, the borrowing base under the Credit Agreement was $113.7 million and we had $104.5 million of debt outstanding, consisting of $95.0 million under the Term Loan and $9.5 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $15.0 million leaving us with $5.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2021.

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

At March 31, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Debt Issuance Costs

As of March 31, 2021 and December 31, 2020, our unamortized debt issuance costs were approximately $0.6 million and $0.8 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended March 31, 2021 and 2020 was approximately $0.2 million and $0.2 million, respectively.

7. OIL AND NATURAL GAS PROPERTIES AND RELATED EQUIPMENT

Gathering and transportation assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Gathering and transportation assets
Midstream assets	$187,977	$187,977
Less: Accumulated depreciation, amortization and impairment	(84,491)	(82,710)
Total gathering and transportation assets, net	$103,486	$105,267

Oil and natural gas properties and related equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Oil and natural gas properties and related equipment
Proved property	$112,471	$112,471
Less: Accumulated depreciation, depletion, amortization and impairments	(95,158)	(94,843)
Total oil and natural gas properties and equipment, net	$17,313	$17,628

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

All other properties, including the gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation, depletion and amortization consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Depreciation, depletion and amortization of oil and natural gas-related assets	$317	$772
Depreciation and amortization of gathering and transportation related assets	1,781	1,779
Amortization of intangible assets	3,363	3,364
Total depreciation, depletion and amortization	$5,461	$5,915

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

At year end December 31, 2020, we recorded non-cash impairment charges of $23.4 million to impair our producing oil and natural gas properties.

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

The following table is a reconciliation of changes in ARO for the three months ended March 31, 2021 and the year ended December 31, 2020 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Asset retirement obligation, beginning balance	$7,465	$6,898
Accretion expense	148	567
Asset retirement obligation, ending balance	$7,613	$7,465

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.

9. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of March 31, 2021 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the three months ended March 31, 2021 and 2020 was approximately $3.4 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	March 31,	December 31,
	2021	2020
Beginning balance	$131,786	$145,246
Amortization	(3,363)	(13,460)
Ending balance	$128,423	$131,786

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

As of March 31, 2021 the Partnership had paid approximately $124.2 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended March 31, 2021, the Partnership recorded earnings of approximately $0.9 million in equity investments from the Carnero JV, which was partially offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $2.6 million were received during the three months ended March 31, 2021.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Sales	$22,829	$14,252
Total expenses	19,578	14,606
Net income	$3,251	$(354)

11. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of March 31, 2021. For the three months ended March 31, 2021, we made no payments to Mesquite related to the earnout.

12. RELATED PARTY TRANSACTIONS

Please read the disclosure under the headings “Relationship with Stonepeak,” “Relationship with Mesquite,” “Relationship with SP Holdings” and “Shared Services Agreement” in Note 13 “Related Party Transactions” of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete description of certain related party transactions that were entered into prior to 2021.

13. UNIT-BASED COMPENSATION

The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2020	683,171	$2.68
Granted	1,651,785	1.12
Returned/Cancelled	(140,647)	2.37
Outstanding at March 31, 2021	2,194,309	$1.53

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

As of March 31, 2021, 1,577,847 common units remained available for future issuance to participants under the LTIP.

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

On November 16, 2020, the Partnership and Stonepeak entered into a letter agreement (the “Stonepeak Letter Agreement”) wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The aggregate distribution of 22,274,869 common units was made payable to Stonepeak on February 1, 2021.

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

In accordance with the Stonepeak Letter Agreement, on April 30, 2021, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2021 in common units. The aggregate distribution of 13,763,249 common units will be paid to Stonepeak on May 20, 2021.

15. PARTNERS’ CAPITAL

Outstanding Units

As of March 31, 2021, we had 36,474,436 Class C Preferred Units outstanding and 56,185,378 common units outstanding which included 2,194,309 unvested restricted common units issued under the LTIP.

Common Unit Issuances

We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of March 31, 2021, the number of units to be issued under the Shared Services Agreement is 15,294,741.

Class C Preferred Units

On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Warrant”) in a private placement transaction (the “Exchange”).

The holders of the Class C Preferred Units receive a quarterly distribution of 12.5% per annum payable in cash. To the extent that Available Cash (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”)) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Commencing with the quarter ending March 31, 2022, the distribution rate will increase to 14% per annum. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations.

The Class C Preferred Units are accounted for as a liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	March 31,	December 31,
	2021	2020
Class C Preferred Units, beginning balance	$345,205	$281,688
Accretion of discount	11,650	38,938
Distribution accrual	—	24,579
Class C Preferred Units, ending balance	$356,855	$345,205

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

The following tables present financial information for each operating segment for the periods indicated based on our operating segments (in thousands):

	Three Months Ended March 31,
	2021		2020
	Production	Midstream	Production	Midstream
Segment revenues
Natural gas sales	$75	$—	$234	$—
Oil sales	2,306	—	7,187	—
Natural gas liquid sales	135	—	31	—
Gathering and transportation sales	—	—	—	785
Gathering and transportation lease revenues	—	9,294	—	12,606
Total segment revenues	2,516	9,294	7,452	13,391

Segment operating costs
Lease operating expenses	1,483	357	1,858	51
Transportation operating expenses	—	1,903	—	2,558
Production taxes	105	—	106	—
Depreciation, depletion and amortization	317	5,144	772	5,143
Asset impairments	—	—	23,247	—
Accretion expense	55	93	52	86
Total segment operating costs	1,960	7,497	26,035	7,838

Segment other income
Earnings from equity investments	—	599	—	(1,202)
Total segment other income	—	599	—	(1,202)
Segment operating income	$556	$2,396	$(18,583)	$4,351

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of segment operating income (loss) to net loss
Total midstream operating income	$2,396	$4,351
Total production operating income (loss)	556	(18,583)
Total segment operating income (loss)	2,952	(14,232)

General and administrative expenses	(6,933)	(3,775)
Unit-based compensation expense	(337)	(398)
Interest expense, net	(30,447)	(23,009)
Income tax expense	(40)	73
Net loss	$(34,805)	$(41,341)

The following table summarizes the total assets by operating segment as of March 31, 2021 and December 31, 2020 and total capital expenditures for the three months ended March 31, 2021 and the year ended December 31, 2020 (in thousands):

	March 31, 2021
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$16,852	$327,645	$2,558	$347,055
Capital expenditures(b)	$—	$—	$—	$—

	December 31, 2020
	Production	Midstream	Corporate (a)	Total
Other financial information
Total assets	$19,242	$331,926	$2,260	$353,428
Capital expenditures(b)	$(5)	$1,943	$—	$1,938

(a)	Corporate assets not reviewed by the CODM on a segment basis consists of cash, certain prepaid expenses, office furniture, and other assets.
(b)	Inclusive of capital contributions made to equity method investments.

17. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $87.7 million.

As of March 31, 2021, the Partnership had invested approximately $124.2 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Acquisitions, earnout and capital investments	$128,251	$128,251
Earnings in equity investments	31,054	30,455
Distributions received	(71,635)	(69,071)
Maximum exposure to loss	$87,670	$89,635

18. SUBSEQUENT EVENTS

Palmetto Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Palmetto Effective Time”), SEP Holdings IV, LLC (“SEP IV”), a wholly-owned subsidiary of the Partnership entered into a purchase agreement (the “Palmetto PSA”) with Westhoff Palmetto LP (“Palmetto Buyer”), pursuant to which SEP IV sold to Palmetto Buyer specified wellbores and other associated assets located in Gonzales and Dewitt Counties, Texas (the “Palmetto Assets”) for a base purchase price of approximately $11.5 million, which remains subject to customary post-closing adjustments (the “Palmetto Divestiture”). Pursuant to the Palmetto PSA, other than a limited amount of retained obligations, Palmetto Buyer has agreed to assume all obligations relating to the Palmetto Assets that arose on or after the Palmetto Effective Time. The Palmetto PSA contains customary representations and warranties by SEP IV and Palmetto Buyer, and SEP IV and Palmetto Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The transaction contemplated by the Palmetto PSA closed simultaneously with the execution of the Palmetto PSA.

Maverick Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Maverick Effective Time”), SEP IV entered into a purchase agreement (the “Maverick PSA”) with Bayshore Energy TX LLC (“Maverick Buyer”), pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas (the “Maverick 1 Assets”) for a base purchase price of approximately $2.8 million, which remains subject to customary post-closing adjustments (the “Maverick 1 Divestiture”). Pursuant to the Maverick PSA, other than a limited amount of retained obligations, Maverick Buyer has agreed to assume all obligations relating to the Maverick 1 Assets that arose on or after the Maverick Effective Time. The Maverick PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Maverick 1 Divestiture closed simultaneously with the execution of the Maverick PSA.

Also on April 30, 2021, SEP IV entered into a letter agreement with Maverick Buyer pursuant to which SEP IV has agreed to sell additional other specified wellbores and other associated assets located in Zavala and Dimmit Counties, Texas (the “Maverick 2 Assets”) for a base purchase price of approximately $1.4 million, which will also be subject to customary post-closing adjustments (the “Maverick 2 Divestiture”). The closing of the Maverick 2 Divestiture is conditioned upon SEP IV obtaining certain consents and complying with other preferential rights related to the Maverick 2 Assets. Once the Partnership has satisfied such conditions, SEP IV and Maverick Buyer will enter in a purchase agreement with respect to the Maverick 2 Assets. The Maverick 2 Divestiture is expected to close in the second quarter of 2021.

Stonepeak Letter Agreement Election

On April 30, 2021, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2021, in common units. In accordance with the Stonepeak Letter Agreement, the Partnership will issue 13,763,249 common units to Stonepeak on May 20, 2021.

NYSE American Update

On April 29, 2021, the Partnership received notice (the “2021 Notice”) from NYSE American LLC (“NYSE American”) that the Partnership was not in compliance with the continued listing standards set forth in Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(ii) applies if a listed company has stockholders’ equity of less than U.S. $4.0 million and has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Partnership can regain compliance under Section 1003(a)(ii) of the Company Guide, as well as under Section 1003(a)(i), as previously disclosed, under the compliance plan approved by the NYSE American on June 25, 2020, which granted the Partnership a plan period through October 3, 2021. The Partnership is not required to submit an additional plan to NYSE American with respect to Section 1003(a)(ii). Receipt of the 2021 Notice does not affect the Partnership’s business, operations, financial or liquidity condition, or reporting requirements with the SEC.

Gas Lift Agreement

On April 21, 2021, but effective January 1, 2021, Catarina Midstream, LLC, a wholly-owned subsidiary of the Partnership, entered into a Gas Lift Agreement (the “Gas Lift Agreement”) with SN Catarina, LLC, a subsidiary of Mesquite.  Pursuant to the Gas Lift Agreement, (i) Catarina Midstream LLC will provide certain gas lift services ancillary to Mesquite’s oil and gas operations on the Piloncillo Ranch in South Texas, and (ii) Mesquite will pay a per-Mcf gas lift fee based on the volume of Catrina Midstream, LLC’s compressed gas delivered to Mesquite in connection with the provision of such gas lift services. The initial term of the Gas Lift Agreement is one year and it will continue on a year-to-year basis thereafter unless terminated by either party at least 60 days prior to the expiration of the initial term or any successive one-year term. Under the terms of the Gas Lift Agreement, each of the parties provided general representations and warranties and indemnification to the other party.

ATM Program

On April 20, 2021 the Partnership entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”).  Pursuant to the to the terms of the Sales Agreement, the Partnership may sell from time to time through Virtu, as the Partnership’s sales agent or principal, common units having an aggregate offering price of up to $7,000,000 (the “ATM Units”). Sales of the ATM Units can be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933. The Partnership will use the net proceeds from any sales pursuant to the Sales Agreement, after deducting offering expenses and Virtu’s commissions, for general partnership purposes, which may include repaying or refinancing a portion of the Partnership’s outstanding indebtedness and funding capital expenditures or working capital.

Amended and Restated Executive Services Agreement for Realignment

On April 15, 2021, the Partnership and our general partner entered into that certain Amended and Restated Executive Services Agreement for Realignment (the “Amended Agreement”) with Gerald F. Willinger, a current member of the Board, and the Chief Executive Officer of our general partner.  The Amended Agreement amends and restates that certain Executive Services Agreement, dated August 2, 2019, by and between Mr. Willinger, our general partner and the Partnership.  The Amended Agreement is entered into in connection with the Partnership’s go-forward strategy to acquire, develop and own infrastructure critical to the transition of energy supply to lower carbon sources.

Pursuant to the terms of the Amended Agreement, for a period from April 15, 2021 through December 31, 2021, Mr. Willinger will continue to serve in his role as Chief Executive Officer of the General Partner and will cooperate with the Board in connection with the Board’s realignment and transition of his roles and responsibilities to other members of the management team for our general partner and the Partnership. The Amended Agreement includes a customary general release of claims and certain covenants and agreements from Mr. Willinger related to confidential information, cooperation following termination or expiration of the Amended Agreement, non-solicitation of customers and non-competition.

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

Overview

We are a publicly-traded limited partnership formed in 2005 focused on the acquisition, development, ownership and operation of infrastructure critical to the transition of energy supply to lower carbon sources. We own natural gas gathering systems, pipelines and processing facilities in South Texas and continue to pursue energy transition infrastructure opportunities. Our common units are currently listed on the NYSE American under the symbol “SNMP.”

On February 26, 2021, in connection with our management team’s focus on expanding our business strategy to focus on the ongoing energy transition in the industries in which we operate, we changed our name to Evolve Transition Infrastructure LP and our general partner changed its name to Evolve Transition Infrastructure GP LLC.

Recent Developments

Board Committee and Compensation Changes

On March 31, 2021, Alan S. Bigman resigned from the Board. Mr. Bigman served as the chair of the audit committee and as a member of the conflicts committee. Mr. Bigman was also designated as the audit committee financial expert. In response to Mr. Bigman’s resignation, on March 31, 2021, the Board (i) designated Richard S. Langdon as the audit committee financial expert and appointed Mr. Langdon as chairman of the audit committee; and (ii) appointed Steven E. Meisel to serve as a member of the audit committee and to replace Mr. Langdon as chairman of the conflicts committee. Mr. Langdon continues to serve as a member of the conflicts committee.

On March 31, 2021, the Board reviewed the compensation of the independent members of the Board and determined that in consideration of the current composition of the Board and the current strategies and goals of the Partnership, a simplified compensation structure without the opportunity for equity compensation is desirable. Effective as of April 1, 2021, the compensation of the independent members of the Board consists of a monthly $12,500 retainer, payable on the last day of each calendar month, with the first such payment occurring on April 30, 2021.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(34,805)	$(41,341)
Adjusted by:
Interest expense, net	30,447	23,009
Income tax expense	40	(73)
Depreciation, depletion and amortization	5,461	5,915
Asset impairments	—	23,247
Accretion expense	148	138
Unit-based compensation expense	337	398
Unit-based asset management fees	4,447	1,155
Distributions in excess of equity earnings	1,011	4,821
(Gain) loss on mark-to-market activities	—	(4,473)
Adjusted EBITDA	$7,086	$12,796

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the Midstream segment for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Western Catarina Midstream:
Oil (MBbls/d)	6.1	8.0
Natural gas (MMcf/d)	78.9	99.8
Water (MBbls/d)	2.4	3.0
Seco Pipeline:
Natural gas (MMcf/d)	—	0.3

Production. Our production for the three months ended March 31, 2021, was 52 MBoe, or an average of 571 Boe/d, compared to approximately 60 MBoe, or an average of 659 Boe/d, for the three months ended March 31, 2020.

Subsequent Events

Palmetto Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Palmetto Effective Time”), SEP Holdings IV, LLC (“SEP IV”), a wholly-owned subsidiary of the Partnership entered into a purchase agreement (the “Palmetto PSA”) with Westhoff Palmetto LP (“Palmetto Buyer”), pursuant to which SEP IV sold to Palmetto Buyer specified wellbores and other associated assets located in Gonzales and Dewitt Counties, Texas (the “Palmetto Assets”) for a base purchase price of approximately $11.5 million, which remains subject to customary post-closing adjustments (the “Palmetto Divestiture”). Pursuant to the Palmetto PSA, other than a limited amount of retained obligations, Palmetto Buyer has agreed to assume all obligations relating to the Palmetto Assets that arose on or after the Palmetto Effective Time. The Palmetto PSA contains customary representations and warranties by SEP IV and Palmetto Buyer, and SEP IV and Palmetto Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The transaction contemplated by the Palmetto PSA closed simultaneously with the execution of the Palmetto PSA.

Maverick Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Maverick Effective Time”), SEP IV entered into a purchase agreement (the “Maverick PSA”) with Bayshore Energy TX LLC (“Maverick Buyer”), pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas (the “Maverick 1 Assets”) for a base purchase price of approximately $2.8 million, which remains subject to customary post-closing adjustments (the “Maverick 1 Divestiture”). Pursuant to the Maverick PSA, other than a limited amount of retained obligations, Maverick Buyer has agreed to assume all obligations relating to the Maverick 1 Assets that arose on or after the Maverick Effective Time. The Maverick PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Maverick 1 Divestiture closed simultaneously with the execution of the Maverick PSA.

Also on April 30, 2021, SEP IV entered into a letter agreement with Maverick Buyer pursuant to which SEP IV has agreed to sell additional other specified wellbores and other associated assets located in Zavala and Dimmit Counties, Texas (the “Maverick 2 Assets”) for a base purchase price of approximately $1.4 million, which will also be subject to customary post-closing adjustments (the “Maverick 2 Divestiture”). The closing of the Maverick 2 Divestiture is conditioned upon SEP IV obtaining certain consents and complying with other preferential rights related to the Maverick 2 Assets. Once the Partnership has satisfied such conditions, SEP IV and Maverick Buyer will enter in a purchase agreement with respect to the Maverick 2 Assets. The Maverick 2 Divestiture is expected to close in the second quarter of 2021.

NYSE American Update

On April 29, 2021, the Partnership received notice (the “2021 Notice”) from NYSE American LLC (“NYSE American”) that the Partnership was not in compliance with the continued listing standards set forth in Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). That section applies if a listed company has stockholders’ equity of less than U.S. $4.0 million and has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Partnership can regain compliance under Section 1003(a)(ii) of the Company Guide, as well as under Section 1003(a)(i), as previously disclosed, under the compliance plan approved by the NYSE American on June 25, 2020, which granted the Partnership a plan period through October 3, 2021. The Partnership is not required to submit an additional plan to NYSE American with respect to Section 1003(a)(ii). Receipt of the 2021 Notice does not affect the Partnership’s business, operations, financial or liquidity condition, or reporting requirements with the SEC.

Gas Lift Agreement

On April 21, 2021, but effective January 1, 2021, Catarina Midstream, LLC, a wholly-owned subsidiary of the Partnership, entered into a Gas Lift Agreement (the “Gas Lift Agreement”) with SN Catarina, LLC, a subsidiary of Mesquite.  Pursuant to the Gas Lift Agreement, (i) Catarina Midstream LLC will provide certain gas lift services ancillary to Mesquite’s oil and gas operations on the Piloncillo Ranch in South Texas, and (ii) Mesquite will pay a per-Mcf gas lift fee based on the volume of Catrina Midstream, LLC’s compressed gas delivered to Mesquite in connection with the provision of such gas lift services. The initial term of the Gas Lift Agreement is one year and it will continue on a year-to-year basis thereafter unless terminated by either party at least 60 days prior to the expiration of the initial term or any successive one-year term. Under the terms of the Gas Lift Agreement, each of the parties provided general representations and warranties and indemnification to the other party.

ATM Program

On April 20, 2021 the Partnership entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”).  Pursuant to the to the terms of the Sales Agreement, the Partnership may sell from time to time through Virtu, as the Partnership’s sales agent or principal, common units having an aggregate offering price of up to $7,000,000 (the “ATM Units”). Sales of the ATM Units can be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933. The Partnership will use the net proceeds from any sales pursuant to the Sales Agreement, after deducting offering expenses and Virtu’s commissions, for general partnership purposes, which may include repaying or refinancing a portion of the Partnership’s outstanding indebtedness and funding capital expenditures or working capital.

Amended and Restated Executive Services Agreement for Realignment

On April 15, 2021, the Partnership and our general partner entered into that certain Amended and Restated Executive Services Agreement for Realignment (the “Amended Agreement”) with Gerald F. Willinger, a current member of the Board, and the Chief Executive Officer of our general partner.  The Amended Agreement amends and restates that certain Executive Services Agreement, dated August 2, 2019, by and between Mr. Willinger, our general partner and the Partnership.  The Amended Agreement is entered into in connection with the Partnership’s go-forward strategy to acquire, develop and own infrastructure critical to the transition of energy supply to lower carbon sources.

Pursuant to the terms of the Amended Agreement, for a period from April 15, 2021 through December 31, 2021, Mr. Willinger will continue to serve in his role as Chief Executive Officer of the General Partner and will cooperate with the Board in connection with the Board’s realignment and transition of his roles and responsibilities to other members of the management team for our general partner and the Partnership. The Amended Agreement includes a customary general release of claims and certain covenants and agreements from Mr. Willinger related to confidential information, cooperation following termination or expiration of the Amended Agreement, non-solicitation of customers and non-competition.

Results of Operations by Segment

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Midstream Operating Results

The following table sets forth the selected financial and operating data pertaining to the Midstream segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Variance
Revenues:
Gathering and transportation sales	$—	$785	$(785)	(100)%
Gathering and transportation lease revenues	9,294	12,606	(3,312)	(26)%
Total gathering and transportation sales	9,294	13,391	(4,097)	(31)%
Operating expenses:
Lease operating expenses	357	51	306	NM (a)
Transportation operating expenses	1,903	2,558	(655)	(26)%
Depreciation and amortization	5,144	5,143	1	0%
Accretion expense	93	86	7	8%
Total operating expenses	7,497	7,838	(341)	(4)%
Other income:
Earnings (loss) from equity investments	599	(1,202)	1,801	(150)%
Operating income	$2,396	$4,351	$(1,955)	(45)%
(a)	Variances deemed to be Not Meaningful “NM.”

Gathering and transportation sales. Gathering and transportation sales decreased approximately $0.8 million, or 100%, to zero for the three months ended March 31, 2021, compared to approximately $0.8 million for the same period in 2020. This decrease was the result of the termination of the Seco Pipeline Transportation Agreement, which was effective through February 12, 2020.

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $3.3 million, or 26%, to approximately $9.3 million for the three months ended March 31, 2021, compared to approximately $12.6 million for the same period in 2020. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Lease operating expenses. Lease operating expenses, which include ad valorem taxes, increased approximately $0.3 million, or 600%, to approximately $0.4 million for the three months ended March 31, 2021, compared to approximately less than $0.1 million during the same period in 2020.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses. Our transportation operating expenses decreased by approximately $0.7 million, or 26%, to approximately $1.9 million for the three months ended March 31, 2021 compared to approximately $2.6 million for the same period in 2020. This decrease was due to the nature of operating expenses being dependent on throughput.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended March 31, 2021 compared to the same period in 2020.

Earnings from equity investments. Earnings from equity investments increased approximately $1.8 million, or 150%, to earnings of approximately $0.6 million for the three months ended March 31, 2021, compared to a loss of approximately $1.2 million for the same period in 2020. This increase was primarily the result of higher throughput during the three months ended March 31, 2021.

Production Operating Results

The following tables set forth the selected financial and operating data pertaining to the Production segment for the periods indicated (in thousands, except net production and average sales and average unit costs):

	Three Months Ended
	March 31,
	2021	2020	Variance
Revenues:
Natural gas sales at market price	$75	$112	$(37)	(33)%
Natural gas hedge settlements	—	94	(94)	(100)%
Natural gas mark-to-market activities	—	28	(28)	(100)%
Natural gas total	75	234	(159)	(68)%
Oil sales at market price	2,306	2,361	(55)	(2)%
Oil hedge settlements	—	381	(381)	(100)%
Oil mark-to-market activities	—	4,445	(4,445)	(100)%
Oil total	2,306	7,187	(4,881)	(68)%
NGL sales	135	31	104	NM (a)
Total revenues	2,516	7,452	(4,936)	(66)%
Operating expenses:
Lease operating expenses	1,483	1,858	(375)	(20)%
Production taxes	105	106	(1)	(1)%
Depreciation, depletion and amortization	317	772	(455)	(59)%
Asset impairments	—	23,247	(23,247)	(100)%
Accretion expense	55	52	3	6%
Total operating expenses	1,960	26,035	(24,075)	(92)%
Operating income	$556	$(18,583)	$19,139	(103)%
(a)	Variances deemed to be Not Meaningful “NM.”

	Three Months Ended
	March 31,
	2021	2020	Variance
Net production:
Natural gas (MMcf)	30	42	(12)	(29)%
Oil production (MBbl)	41	48	(7)	(15)%
NGLs (MBbl)	6	5	1	20%
Total production (MBoe)	52	60	(8)	(13)%
Average daily production (Boe/d)	578	659	(81)	(12)%
Average sales prices:
Natural gas price per Mcf with hedge settlements	$2.50	$4.90	$(2.40)	(49)%
Natural gas price per Mcf without hedge settlements	$2.50	$2.67	$(0.17)	(6)%
Oil price per Bbl with hedge settlements	$56.24	$57.13	$(0.89)	(2)%
Oil price per Bbl without hedge settlements	$56.24	$49.19	$7.05	14%
NGL price per Bbl without hedge settlements	$22.50	$6.20	$16.30	263%
Total price per Boe with hedge settlements	$48.38	$49.65	$(1.27)	(3)%
Total price per Boe without hedge settlements	$48.38	$41.73	$6.65	16%
Average unit costs per Boe:
Field operating expenses (a)	$30.54	$32.73	$(2.19)	(7)%
Lease operating expenses	$28.52	$30.97	$(2.45)	(8)%
Production taxes	$2.02	$1.77	$0.25	14%
Depreciation, depletion and amortization	$6.10	$12.87	$(6.77)	(53)%
(a)	Field operating expenses include lease operating expenses and production taxes.

Production. For the three months ended March 31, 2021, 79% of our production was oil, 12% was NGLs and 10% was natural gas as compared to the three months ended March 31, 2020, when 80% of our production was oil, 8% was NGLs and 12% was natural gas. The production mix between the periods has remained largely consistent. Combined production decreased by 8 MBoe for the three months ended March 31, 2021. This decrease was due to weather related issues in South Texas causing certain wells to temporarily cease production.

Sales of natural gas, NGLs and oil. Unhedged oil, NGL and unhedged natural gas sales remained relatively consistent for the three months ended March 31, 2021, with no material change when compared to the same period in 2020. Oil and natural gas sales were impacted by a slight decrease in production as noted above which was offset by increased oil and NGL prices.

Our total production-related revenue decreased approximately $4.9 million for the three months ended March 31, 2021, compared to the same period in 2020. This decrease was primarily the result of an approximately $4.9 million gain on oil and natural gas hedging activities during the three months ended March 31, 2020 compared to no activity during the same period in 2021 due to production being unhedged for 2021.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our unhedged revenues from the three months ended March 31, 2020 compared to the three months ended March 31, 2021 (dollars in thousands, except average sales prices):

	Q1 2021	Q1 2020	Production	Q1 2020	Revenue
	Production	Production	Volume	Average	Decrease
	Volume	Volume	Difference	Sales Price	due to Production
Natural gas (MMcf)	30	42	(12)	$2.67	$(32)
Oil (MBbl)	41	48	(7)	$49.19	$(344)
NGLs (MBbl)	6	5	1	$6.20	$6
Total oil equivalent (MBoe)	52	60	(8)	$41.73	$(370)

	Q1 2021	Q1 2020			Revenue
	Average	Average	Average Sales	Q1 2021	Decrease
	Sales Price	Sales Price	Price Difference	Volume	due to Price
Natural gas (MMcf)	$2.50	$2.67	$(0.17)	30	$(5)
Oil (MBbl)	$56.24	$49.19	$7.05	41	$289
NGLs (MBbl)	$22.50	$6.20	$16.30	6	$98
Total oil equivalent (MBoe)	$48.38	$41.73	$6.65	52	$382

A 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the three months ended March 31, 2021 by approximately $0.3 million.

Hedging and mark-to-market activities. We apply mark-to-market accounting to our derivative contracts and the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in oil and natural gas sales. We do not have derivative contracts related to production in 2021 and beyond. As a result, there are no hedging and mark-to-market activities or related cash settlements for the three months ended March 31, 2021. For the three months ended March 31, 2020, we had a non-cash mark-to-market gain of approximately $4.5 million. Cash settlements received for our commodity derivative contracts were approximately $0.5 million for the three months ended March 31, 2020.

Field operating expenses. Our field operating expenses generally consist of lease operating expenses, labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, as well as production and ad valorem taxes.

Lease operating expense. Lease operating expenses, which includes ad valorem taxes, decreased approximately $0.4 million, or 20%, to approximately $1.5 million for the three months ended March 31, 2021, compared to approximately $1.9 million for the same period in 2020. This decrease was primarily the result of reduced workover activity during the three months ended March 31, 2021 compared to the same period in 2020.

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

Our depreciation, depletion and amortization expense for the three months ended March 31, 2021 decreased approximately $0.5 million, or 59%, to approximately $0.3 million, compared to approximately $0.8 million for the same period in 2020. This decrease is primarily the result of reduced depletion from the $23.2 million proved property impairment charges taken in the first quarter 2020.

Impairment expense. We did not record impairment charges for the three months ended March 31, 2021, compared to approximately $23.2 million for the same period in 2020.

Consolidated Earnings Results

The following table sets forth the reconciliation of segment operating income to net loss for periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Variance
Reconciliation of segment operating income to net loss
Total production operating income	$556	$(18,583)	$19,139	NM (a)
Total midstream operating income	2,396	4,351	(1,955)	(45)%
Total segment operating income	2,952	(14,232)	17,184	NM (a)

General and administrative expenses	(6,933)	(3,775)	(3,158)	84%
Unit-based compensation expense	(337)	(398)	61	(15)%
Interest expense, net	(30,447)	(23,009)	(7,438)	32%
Income tax expense	(40)	73	(113)	(155)%
Net loss	$(34,805)	$(41,341)	$6,536	(16)%
(a)	Variances deemed to be Not Meaningful “NM.”

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased by approximately $3.2 million, or 84%, to approximately $6.9 million for the three months ended March 31, 2021 compared to approximately $3.8 million for the same period in 2020. The increase was primarily the result of an increase in the market-to-market impact to the asset management fee as a result of the increase in the market price of our common units during the period.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.1 million, or 15%, to approximately $0.3 million for the three months ended March 31, 2021, compared to approximately $0.4 million for the same period in 2020.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $7.6 million, or 33%, to approximately $30.7 million for the three months ended March 31, 2021 compared to approximately $23.0 million for the same period in 2020. This increase was the result of higher distributions on the Class C Preferred Units and an increase in common unit price causing the Warrant value to increase. Cash interest expense for the three months ended March 31, 2021 was approximately $0.9 million compared to approximately $1.8 million for the same period in 2020. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax expense. Income tax expense was approximately $40.0 thousand for the three months ended March 31, 2021, compared to a benefit of approximately $73.0 thousand for the same period in 2020. The increase resulted from income taxes on gross margin within the state of Texas, which was primarily driven by an increase in deferred taxes over the comparable periods.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.6 million in cash and cash equivalents and $5.5 million available for borrowing under the Credit Agreement, as discussed further below.

During the three months ended March 31, 2021, we paid approximately $0.8 million in cash for interest on borrowings under our Credit Agreement, of which approximately $12.5 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the three months ended March 31, 2021 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and quarterly cash distributions, if any. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

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

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto as amended by the Credit Agreement Amendment (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $17.5 million, which was reduced to the lesser of (i) $15.0 million through May 14, 2021 and (ii) from and after May 15, 2021, the positive difference of the Borrowing Base minus the aggregate outstanding principal amount of the Term Loan (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2021. Borrowings under the Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

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

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of March 31, 2021, the borrowing base under the Credit Agreement was $113.7 million and we had $104.5 million of debt outstanding, consisting of $95.0 million under the Term Loan and $9.5 million under the Revolving Loan. We are required to make mandatory payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $15.0 million which left us with $5.5 million in unused borrowing capacity at March 31, 2021. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2021.

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

The Tenth Amendment contains a new covenant (the “Transaction Covenant”), which provides that we must either (i) engage an Advisory Firm to advise us with respect to a Qualifying Transaction, or, (ii) without an Advisory Firm, take material steps towards engaging in a Qualifying Transaction. If we engage an Advisory Firm, then the target closing date for a Qualifying Transaction must be no later than August 31, 2021. If we take material steps on our own, then the target closing date for a Qualifying Transaction must be on or before June 30, 2021 or we must hire an Advisory Firm. In either event, the net cash proceeds must be reasonably expected to be greater than the full amount due under the Credit Agreement on the maturity date. If we are unable to comply with the Transaction Covenant it will be deemed an immediate event of default under the Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Please read “Item 1A. Risk Factors—Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants and requires periodic borrowing base redeterminations.”

At March 31, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of March 31, 2021, we had $9.5 million of debt outstanding under the Revolving Loan, leaving us with $5.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2021. Our Credit Agreement matures on September 30, 2021.

Operating Cash Flows

We had net cash flows provided by operating activities for the three months ended March 31, 2021 of approximately $6.4 million, compared to net cash flows provided by operating activities of approximately $6.5 million for the same period in 2020.

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

Investing Activities

We had zero net cash flows used in investing activities for the three months ended March 31, 2021 compared to net cash flows used in investing activities of approximately $0.1 million for the same period in 2020, substantially all of which were related to midstream activities.

Financing Activities

Net cash flows used in financing activities was approximately $6.5 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, we repaid borrowings of $6.5 million under our Credit Agreement.

Net cash flows used in financing activities was approximately $10.1 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we repaid borrowings of $10.0 million under our Credit Agreement.

Going Concern

Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. The report on our audited consolidated financial statements for the year ended December 31, 2020, issued by our independent registered public accounting firm and included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”), includes an explanatory paragraph referring to our inability to generate sufficient liquidity to meet future debt obligations which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The outcome of these matters cannot be predicted with any certainty at this time and raise doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

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

Any development that materially and adversely affects Mesquite’s operations or financial condition, including the failure to favorably resolve the Rejections Lawsuits or termination of the Settlement Agreement, could have a material adverse impact on us, including but not limited to impairment losses on fixed assets. For additional information on the risks associated with our relationships with Mesquite, please read “Part I, Item 1A. Risk Factors” in our 2020 10-K.

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

As of March 31, 2021, there were no changes with regard to the critical accounting policies disclosed in our 2020 10-K. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read “Part I, Item 1. Note 2 Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

New Accounting Pronouncements

See “Part I, Item 1. Note 2 Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this report for information on new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2020, the SN Debtors emerged from the Mesquite Chapter 11 Case, with Mesquite becoming a privately held corporation. Upon emergence, the Claims re-vested, and are owned by, the Reorganized Debtors (as defined in the Plan).  Accordingly, the Committee was dissolved and no longer retains the authority to bring all or a portion of the Claims against the Evolve Parties.  Further, the Settlement Agreement contemplates, in relevant part, the settlement of the Claims between the Reorganized Debtors and the Evolve Parties. On May 6, 2021, the Bankruptcy Court entered an order approving the rejection of three of the contracts at issue in the Rejection Lawsuit filed by certain affiliates of Occidental Petroleum Corp. In the Bankruptcy Court’s accompanying opinion, the Bankruptcy Court found the contracts were executory and could be rejected by the SN Debtors despite containing covenants running with the land, but all real property rights conveyed by the SN Debtors under such contracts remained with their contract counterparties. Based on the Bankruptcy Court’s rationale, we anticipate that the Court will also approve the rejection of the contracts relevant to the Settlement Agreement, but a formal court order to that effect is necessary for the Settlement Agreement to close. However, the Rejection Lawsuits were not resolved as of October 1, 2020, and as a result the parties to the Settlement Agreement may terminate the Settlement Agreement at any time pursuant to its terms. To date, none of the parties to the Settlement Agreement have provided notice of termination. The settlement of the Claims in accordance with the terms of the Settlement Agreement may be adversely impacted if the Bankruptcy Court does not rule in favor of the SN Debtors in the Rejection Lawsuits as anticipated above.

Item 1A. Risk Factors

Carefully consider the risk factors under “Part I, Item 1A. Risk Factors” in our 2020 10-K. There have been no significant changes except as follows:

You will not receive cash distributions on your common units until we are able to redeem 100% of the outstanding Class C Preferred Units, as a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.

Our partnership agreement prohibits us from declaring or making any distributions, redemptions or repurchases in respect of any junior securities or any parity securities until the first quarter in which no Class C Preferred Units remain outstanding. This means that you will not receive any cash distributions on your common units until such time as we are able to redeem all of the outstanding Class C Preferred Units. We currently have the right to redeem 100% of the outstanding Class C Preferred Units for cash at the greater of the current market price or the liquidation preference for the Class C Preferred Units. As of May 12, 2021, the liquidation preference for the Class C Preferred Units was approximately $413.5 million. Our total revenues for the three months ended March 31, 2021 were approximately $11.8 million. As a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.

Stonepeak and its affiliates may sell common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of May 12, 2021, Stonepeak and its affiliates owned (i) 39,623,443 common units, representing approximately 72.7% of our outstanding common units, and (ii) a warrant exercisable for junior securities that entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised. Additionally, we have agreed to provide Stonepeak Catarina with certain registration rights under applicable securities laws. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on the trading market for our common units.

If we are unable to continue as a going concern, you may lose some or all of your investment in us.

Our credit agreement matures September 30, 2021 and our ability to continue as a going concern is contingent upon our ability to either (i) refinance or extend the maturity of our credit agreement, or (ii) obtain adequate new debt or equity financing to repay our credit agreement in full at maturity. We intend to refinance or extend the maturity of our credit agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of our credit agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us. The consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to our ability to continue as a going concern. If we cannot continue as a going concern, you may lose some or all of your investment in us.

You may experience substantial future dilution.

On November 16, 2020, we entered into a letter agreement with Stonepeak Catarina (the “Stonepeak Letter Agreement”) wherein we agreed with Stonepeak Catarina that the distribution on their Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The Stonepeak Letter Agreement also provides Stonepeak Catarina with the ability to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to us no later than the last day of the calendar month following the end of such quarter. The transactions under the Stonepeak Letter Agreement were approved by the conflicts committee of the board of directors of our general partner. As a result of the Stonepeak Letter Agreement, aggregate distributions of 22,274,869 common units and 12,445,491 common units were made to Stonepeak Catarina on February 1, 2021 and February 25, 2021, respectively, representing distributions for the third quarter of 2020 and the fourth quarter of 2021, respectively. In accordance with the Stonepeak Letter Agreement, on April 30, 2021, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2021 in common units. The aggregate distribution of 13,763,249 common units will be paid to Stonepeak on May 20, 2021. Stonepeak Catarina may elect to receive future distributions on their Class C Preferred Units in common units instead of Class C Preferred PIK Units and, as a result, you may experience substantial future dilution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No common units were purchased during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to Certificate of Limited Partnership of Sanchez Midstream Partners LP, effective February 26, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

3.2

Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Sanchez Midstream Partners LP, effective February 26, 2021 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

3.3

Certificate of Amendment to Certificate of Formation of Sanchez Midstream Partners GP LLC, effective February 26, 2021 (incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

3.4

Amendment No. 5 to the Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, effective February 26, 2021 (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

10.1

Amendment No. 1 to Warrant Exercisable for Junior Securities, dated February 24, 2021, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to 10.30 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.2

Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.3

Award Agreement Relating to Restricted Units, dated March 18, 2021, between Evolve Transition Infrastructure LP and Gerald F. Willinger (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.4

Award Agreement Relating to Restricted Units, dated March 18, 2021, between Evolve Transition Infrastructure LP and Charles C. Ward (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.5

Summary Compensation of Independent Directors of Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 31, 2021, File No. 001-33147).

31.1**	Certification of Principal Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Evolve Transition Infrastructure LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolve Transition Infrastructure LP By: Evolve Transition Infrastructure GP LLC, its general partner

Date: May 13, 2021	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)