Form 10-Q
period 2021-06-30
Evolve Transition Infrastructure LP
filed 2021-08-12
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ⌧

Common units outstanding as of August 12, 2021: approximately 78,723,515 common units.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
●	“Bbl” means one barrel of 42 U.S. gallons of oil or other liquid hydrocarbons.
●	“Board” means the board of directors of our general partner.
●	“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
●	“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
●	“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, (vi) Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, and (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020 (individually, the “Tenth Amendment”).
●	“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.
●	“MBbl” means one thousand Bbls.
●	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
●	“Mcf” means one thousand cubic feet of natural gas.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“Mesquite Chapter 11 Case” means the voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code filed by the SN Debtors in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”).
●	“MMBtu” means one million British thermal units.
●	“MMcf” means one million cubic feet of natural gas.
●	“MMcf/d” means one million cubic feet of natural gas per day.
●	“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“our general partner” refers to Evolve Transition Infrastructure GP LLC, our general partner.
●	“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement (as defined herein), as amended by Amendment No. 1 thereto, dated as of February 12, 2021.

●	“Shared Services Agreement” means the Amended and Restated Shared Services Agreement between SP Holdings and the Partnership, dated as of March 6, 2015.
●	“SEC” means the United States Securities and Exchange Commission.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, SP Holdings, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SP Holdings” means SP Holdings, LLC, the sole member of our general partner.
●	“Stonepeak” means Stonepeak Catarina and its subsidiaries, other than the Partnership.
●	“Stonepeak Catarina” means Stonepeak Catarina Holdings, LLC.
●	“Stonepeak Letter Agreement” means that certain letter agreement, dated as of November 16, 2020, by and between the Partnership and Stonepeak Catarina, wherein the parties agreed that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written noticed to the Partnership no later than the last day of the calendar month following the end of such quarter.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

●	our ability to successfully execute our business, acquisition and financing strategies;
●	changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing pandemic caused by a novel strain of coronavirus and related governmental responses;
●	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
●	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
●	our ability to extend, replace or refinance our Credit Agreement;
●	our ability to grow enterprise value;
●	the ability of our partners to perform under our joint ventures;
●	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
●	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
●	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;
●	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;
●	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;
●	competition in the oil and natural gas industry for employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;
●	the extent to which our assets operated by others are operated successfully and economically;
●	our ability to compete with other companies in the oil and natural gas industry;
●	the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations and laws and regulations with respect to derivatives and hedging activities;
●	the use of competing energy sources and the development of alternative energy sources;

●	unexpected results of litigation filed against us;
●	disruptions due to extreme weather conditions, such as extreme rainfall, hurricanes or tornadoes;
●	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and
●	the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in our other public filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Gathering and transportation sales	$—	$—	$—	$785
Gathering and transportation lease revenues	9,142	11,339	18,436	23,945
Total revenues	9,142	11,339	18,436	24,730
Expenses
Operating expenses
Transportation operating expenses	2,097	2,577	4,357	5,186
General and administrative expenses	2,574	4,512	9,507	8,287
Unit-based compensation expense	206	725	543	1,123
Depreciation and amortization	5,143	5,176	10,287	10,319
Accretion expense	96	88	189	174
Total operating expenses	10,116	13,078	24,883	25,089
Other (income) expense
Interest expense, net	27,938	23,164	58,385	46,173
Loss (earnings) from equity investments	271	(3,897)	(328)	(2,695)
Other income, net	(801)	(8)	(801)	(8)
Total other expenses	27,408	19,259	57,256	43,470
Total expenses	37,524	32,337	82,139	68,559
Loss before income taxes	(28,382)	(20,998)	(63,703)	(43,829)
Income tax expense (benefit)	(29)	39	3	97
Loss from continuing operations	(28,353)	(21,037)	(63,706)	(43,926)
Income (loss) from discontinued operations	557	(1,580)	1,105	(20,032)
Net loss	$(27,796)	$(22,617)	$(62,601)	$(63,958)
Loss from continuing operations per unit
Common units - Basic and Diluted	$(0.42)	$(1.09)	$(1.20)	$(2.30)
Loss from discontinued operations per unit
Common units - Basic and Diluted	$0.01	$(0.09)	$0.02	$(1.05)
Net loss per unit
Common units - Basic and Diluted	$(0.41)	$(1.18)	$(1.18)	$(3.35)
Weighted Average Units Outstanding
Common units - Basic and Diluted	66,913,613	19,220,593	52,994,963	19,113,498

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$5,465	$1,718
Accounts receivable	3,370	5,259
Prepaid expenses	837	404
Fair value of warrants	764	—
Current assets from discontinued operations	380	1,602
Total current assets	10,816	8,983
Gathering and transportation assets, net	101,745	105,267
Intangible assets, net	125,058	131,786
Equity investments	78,249	89,635
Other non-current assets	107	25
Long-term assets from discontinued operations	—	18,082
Total assets	$315,975	$353,778

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$2,980	$4,079
Accounts payable and accrued liabilities - related entities	12,869	25,737
Royalties payable	359	359
Short-term debt, net of debt issuance costs	71,692	110,233
Class C Preferred Units	369,389	345,205
Current liabilities from discontinued operations	—	341
Total current liabilities	457,289	485,954
Other liabilities
Long term accrued liabilities - related entities	14,784	12,137
Asset retirement obligation	4,627	4,438
Other liabilities	8,061	1,766
Long-term liabilities from discontinued operations	—	3,027
Total other liabilities	27,472	21,368
Total liabilities	484,761	507,322
Commitments and contingencies (See Note 12)
Partners' deficit
Common units, 78,723,515 and 19,953,880 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	(168,786)	(153,544)
Total partners' deficit	(168,786)	(153,544)
Total liabilities and partners' capital	$315,975	$353,778

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(62,601)	$(63,958)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	3,998	5,085
Amortization of debt issuance costs	491	366
Accretion of Class C discount	24,184	18,046
Class C distribution accrual	—	24,580
Asset impairments	—	23,247
Accretion expense	262	278
Distributions from equity investments	11,946	5,234
Equity earnings in affiliate	(328)	(2,695)
Bad debt expense	(1,926)	—
Gain on sale of assets	(334)	—
Mark-to-market on warrant	6,289	166
Net (gain) on commodity derivative contracts	—	(4,178)
Net cash settlements received on commodity derivative contracts	101	1,660
Gain on Nuvve Holding Warrants	(764)	—
Unit-based compensation	2,085	509
Amortization of intangible assets	6,728	6,730
Changes in Operating Assets and Liabilities:
Accounts receivable	2,914	(6,685)
Accounts receivable - related entities	—	6,719
Prepaid expenses	(242)	334
Other assets	54	(110)
Accounts payable and accrued liabilities	37,647	738
Accounts payable and accrued liabilities- related entities	(10,221)	1,308
Other long-term liabilities	354	—
Net cash provided by operating activities	20,637	17,374
Cash flows from investing activities:
Proceeds from sales of oil and natural gas properties	15,690	—
Development of oil and natural gas properties	—	5
Construction of gathering and transportation assets	(36)	(132)
Contributions to equity affiliates	(232)	—
Net cash provided by (used in) investing activities	15,422	(127)
Cash flows from financing activities:
Repayment of debt	(44,500)	(22,000)
Proceeds from issuance of debt	5,500	2,000
Issuance of common units	7,053	—
Payments for offering costs	(333)	—
Units tendered by employees for tax withholdings	—	(41)
Debt issuance costs	(32)	(109)
Net cash used in financing activities	(32,312)	(20,150)
Net decrease in cash and cash equivalents	3,747	(2,903)
Cash and cash equivalents, beginning of period	1,718	5,099
Cash and cash equivalents, end of period	$5,465	$2,196
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$139	$—
Cash paid during the period for interest	$1,646	$3,055

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	1,511,138	1,879	1,879
Common units issued as Class C Preferred distributions	34,720,360	25,685	25,685
Net loss	—	(34,805)	(34,805)
Partners' Deficit, March 31, 2021	56,185,378	(160,785)	(160,785)
Unit-based compensation programs	—	206	206
Issuance of common units, net of offering costs of $0.3 million	8,774,888	6,720	6,720
Common units issued as Class C Preferred distributions	13,763,249	12,869	12,869
Net loss	—	(27,796)	(27,796)
Partners' Deficit, June 30, 2021	78,723,515	$(168,786)	$(168,786)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)
Unit-based compensation programs	(23,387)	243	243
Units tendered by SOG employees for tax withholdings	(88,819)	(31)	(31)
Net loss	—	(41,341)	(41,341)
Partners' Deficit, March 31, 2020	19,975,256	(76,929)	(76,929)
Unit-based compensation programs	(126)	266	266
Units tendered by SOG employees for tax withholdings	(19,867)	(11)	(11)
Net loss	—	(22,617)	(22,617)
Partners' Deficit, June 30, 2020	19,955,263	$(99,291)	$(99,291)

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. Additionally, in November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which changed the effective date for certain issuers to annual and interim periods in fiscal years beginning after December 15, 2022, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption of this guidance on our condensed consolidated financial statements.

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

As disclosed in Note 17 “Subsequent Events,” we have entered into the Commitment Letter (as defined in Note 17 “Subsequent Events”) with RBC pursuant to which we expect to enter into the Twelfth Amendment prior to the current September 30, 2021 maturity date. The Twelfth Amendment will extend the maturity date to September 30, 2023.

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

3. DISCONTINUED OPERATIONS

Palmetto Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Palmetto Effective Time”), SEP Holdings IV, LLC (“SEP IV”), a wholly-owned subsidiary of the Partnership entered into a purchase agreement (the “Palmetto PSA”) with Westhoff Palmetto LP (“Palmetto Buyer”), pursuant to which SEP IV sold to Palmetto Buyer specified wellbores and other associated assets located in Gonzales and Dewitt Counties, Texas (the “Palmetto Assets”) for a base purchase price of approximately $11.5 million, which remains subject to customary post-closing adjustments (the “Palmetto Divestiture”). Pursuant to the Palmetto PSA, other than a limited amount of retained obligations, Palmetto Buyer has agreed to assume all obligations relating to the Palmetto Assets that arose on or after the Palmetto Effective Time. The Palmetto PSA contains customary representations and warranties by SEP IV and Palmetto Buyer, and SEP IV and Palmetto Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Palmetto Divestiture closed simultaneously with the execution of the Palmetto PSA and we recorded a gain of approximately $0.2 million on the sale.

Maverick Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Maverick Effective Time”), SEP IV entered into a purchase agreement (the “Maverick PSA”) with Bayshore Energy TX LLC (“Maverick Buyer”), pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas (the “Maverick 1 Assets”) for a base purchase price of approximately $2.8 million, which remains subject to customary post-closing adjustments (the “Maverick 1 Divestiture”). Pursuant to the Maverick PSA, other than a limited amount of retained obligations, Maverick Buyer has agreed to assume all obligations relating to the Maverick 1 Assets that arose on or after the Maverick Effective Time. The Maverick PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Maverick 1 Divestiture closed simultaneously with the execution of the Maverick PSA.

Also on April 30, 2021, SEP IV entered into a letter agreement with Maverick Buyer (the “Maverick Letter Agreement”) pursuant to which SEP IV agreed to sell additional other specified wellbores and other associated assets located in Zavala and Dimmit Counties, Texas (the “Maverick 2 Assets”) for a base purchase price of approximately $1.4 million (the “Maverick 2 Divestiture”). The closing of the Maverick 2 Divestiture was conditioned upon SEP IV obtaining certain consents and complying with other preferential rights related to the Maverick 2 Assets. Following the entrance into the Maverick Letter Agreement, SEP IV complied with the preferential rights and obtained multiple consents related to the Maverick 2 Assets. SEP IV did not obtain one of the required consents and, as a result, the Maverick 2 Assets subject to such consent were removed from the Maverick 2 Assets included in the Maverick 2 Disposition (the “Updated Maverick 2 Assets”) and the base purchase price was adjusted downward by approximately $30,000.

On May 14, 2021, but effective as of the Maverick Effective Time, SEP IV and Maverick Buyer entered into a purchase agreement (the “Maverick 2 PSA”) pursuant to which SEP IV sold to Maverick Buyer the Updated Maverick 2 Assets. Pursuant to the Maverick 2 PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations and liabilities related to the Updated Maverick 2 Assets that arose on or after the Maverick Effective Time. The Maverick 2 PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 2 Divestiture closed simultaneously with the execution of the Maverick 2 PSA.

We recorded a net gain of approximately $0.1 million related to the Maverick 1 Divestiture and Maverick 2 Divestiture.

Information related to the upstream oil and natural gas assets sold have been reflected in the condensed consolidated financial statements as discontinued operations. The following table presents the results of operations and the gain on disposal which has been included in discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Natural gas sales	$180	$84	$255	$318
Oil sales	930	187	3,236	7,374
Natural gas liquid sales	47	70	182	101
Total revenues	1,157	341	3,673	7,793
Expenses
Operating expenses
Lease operating expenses	294	1,110	1,776	2,968
Production taxes	54	44	160	150
Gain on sale of assets	(334)	—	(334)	—
Depreciation, depletion and amortization	122	724	439	1,496
Asset impairments	—	—	—	23,247
Accretion expense	18	52	73	104
Total operating expenses	154	1,930	2,114	27,965
Income (loss) before income taxes	1,003	(1,589)	1,559	(20,172)
Income tax expense (benefit)	446	(9)	454	(140)
Income (loss) from discontinued operations	$557	$(1,580)	$1,105	$(20,032)

4. REVENUE RECOGNITION

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

Disaggregation of Revenue

We recognized revenue of $9.1 million and $18.4 million for the three and six months ended June 30, 2021, respectively. We disaggregate revenue based on type of revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by type of revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

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

Performance Obligations

Under that certain firm transportation service agreement with Mesquite, dated as of September 1, 2017 (the “Seco Pipeline Transportation Agreement”), we agreed to provide transportation services of certain quantities of natural gas from the receipt point to the delivery point. Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature. We applied the series guidance and treated these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress. The Seco Pipeline Transportation Agreement required payment within 30 days following the calendar month of delivery.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At June 30, 2021 and December 31, 2020, our accounts receivables from contracts with customers were zero and approximately $1.9 million, respectively.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Fair Value Measurements at June 30, 2021
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$764	$—	$764
Other liabilities
Warrant to issue common units	—	(7,709)	—	(7,709)
Total	$—	$(6,945)	$—	$(6,945)

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Other liabilities
Warrant to issue common units	—	(1,418)	—	(1,418)
Total	$—	$(1,418)	$—	$(1,418)

As of June 30, 2021and December 31, 2020, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

Credit Agreement – We believe that the carrying value of our Credit Agreement (as defined in Note 7 “Debt”) approximates its fair value because the interest rates on the debt approximate market interest rates for debt with similar terms. The debt is classified as a Level 2 input in the fair value hierarchy and represents the amount at which the instrument could be valued in an exchange during a current transaction between willing parties. The Credit Agreement is discussed further in Note 7 “Debt.”

Warrant to acquire Nuvve Holding shares – The Nuvve Holding Warrants (as defined in Note 6. “Derivative and Financial instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets.

Warrant to issue common units – As part of the Exchange, the Partnership issued to Stonepeak the Warrant which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Warrant is valued using ten percent of the junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurement of the Warrant as Level 2 and is presented within other liabilities on the condensed consolidated balance sheets.

Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of June 30, 2021 and December 31, 2020, the fair value of the earnout was determined to be zero.

6. DERIVATIVE AND FINANCIAL INSTRUMENTS

On May 17, 2021, the Partnership entered into a letter agreement (the “Levo Letter Agreement”) with Nuvve Holding Corp. (“Nuvve Holding”) and Stonepeak Rocket Holdings LP (“Stonepeak Rocket”), relating to the proposed formation of a joint venture, Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”). In connection with the Levo Letter Agreement, on May 17, 2021, Nuvve Holding issued ten-year warrants to the Partnership as follows: (i) Series B Warrants to purchase 200,000 shares of Nuvve Holding’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance, (ii) Series C warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures; (iii) Series D warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures; (iv) Series E warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and (v) Series F warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures (collectively the “Nuvve Holding Warrants”).The Nuvve Holding Warrants are accounted for in accordance with Topic 815, “Derivatives and Hedging,” and are recorded on the condensed consolidated balance sheets at fair value. Changes in the Nuvve Warrants fair value are recognized in earnings and included in other income on the condensed consolidated statements of operations.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Warrants for the periods indicated (in thousands):

Six Months Ended
June 30, 2021
Beginning fair value of warrants	$—
Net gain on warrants	764
Ending fair value of warrants	$764

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

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s commodity derivatives for the year ended December 31, 2020 (in thousands):

Year Ended
December 31, 2020
Beginning fair value of commodity derivatives	$(759)
Net gains (losses) on crude oil derivatives	3,814
Net gains on natural gas derivatives	87
Net settlements received on derivative contracts:
Oil	(2,829)
Natural gas	(313)
Ending fair value of commodity derivatives	$—

The effect of derivative instruments on our condensed consolidated statements of operations was as follows (in thousands):

	Location of Gain (Loss)	Three Months Ended	Six Months Ended
Derivative Type	in Income	June 30, 2020	June 30, 2020
Commodity – Mark-to-Market	Income (loss) from discontinued operations	$(799)	$4,027
Commodity – Mark-to-Market	Income (loss) from discontinued operations	29	151
		$(770)	$4,178

Earnout Derivative

Refer to Note 5 “Fair Value Measurements.”

7. DEBT

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by the Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020 (the “Credit Agreement”).  The Credit Agreement provides a quarterly amortizing term loan of $155.0 million (the “Term Loan”) and a maximum revolving credit amount of $17.5 million, which was reduced to the lesser of (i) $15.0 million through May 14, 2021 and (ii) from and after May 15, 2021, the positive difference of the Borrowing Base minus the aggregate outstanding principal amount of the Term Loan (the “Revolving Loan”). The Credit Agreement is a current liability that matures on September 30, 2021. We expect to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us. Borrowings under the

Credit Agreement are secured by various mortgages of both midstream and upstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The initial borrowing base under the Credit Agreement was $235.5 million. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of June 30, 2021, the borrowing base under the Credit Agreement was $90.9 million and we had $72.0 million of debt outstanding, consisting of $65.0 million under the Term Loan and $7.0 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $15.0 million leaving us with $8.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2021.

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

At June 30, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

As described in more detail in Note 17 “Subsequent Events,” on July 28, 2021, the Partnership, as borrower, entered into that certain Eleventh Amendment to the Credit Agreement with the guarantors party thereto, Royal Bank of Canada, as administrative agent and the lenders party thereto (the “Eleventh Amendment” and, the Credit Agreement, as amended by the Eleventh Amendment, the “Amended Credit Agreement”).

Debt Issuance Costs

As of June 30, 2021 and December 31, 2020, our unamortized debt issuance costs were approximately $0.3 million and $0.8 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended June 30, 2021 and 2020 was approximately $0.3 million and $0.2 million, respectively. Amortization of debt issuance costs recorded during the six months ended June 30, 2021 and 2020 was approximately $0.5 million and $0.4 million, respectively.

8. GATHERING AND TRANSPORTATION ASSETS

Gathering and transportation assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Gathering and transportation assets
Midstream assets	$188,013	$187,977
Less: Accumulated depreciation and impairment	(86,268)	(82,710)
Total gathering and transportation assets, net	$101,745	$105,267

Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation and amortization of gathering and transportation related assets	$1,778	$1,810	$3,559	$3,589
Amortization of intangible assets	3,365	3,366	6,728	6,730
Total depreciation and amortization	$5,143	$5,176	$10,287	$10,319

Impairment of Gathering and Transportation Assets. The recoverability of gathering and transportation assets is evaluated when facts or circumstances indicate that their carrying value may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Upon disposition or retirement of gathering and transportation assets, any gain or loss is recorded to operations.

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

The following table is a reconciliation of changes in ARO for the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Asset retirement obligation, beginning balance	$4,438	$4,083
Accretion expense	189	355
Asset retirement obligation, ending balance	$4,627	$4,438

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the six months ended June 30, 2021, obligations were relieved as part of the Palmetto Divestiture, Maverick 1 Divestiture and Maverick 2 Divestiture.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of June 30, 2021 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the six months ended June 30, 2021 and 2020 was approximately $6.7 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	June 30,	December 31,
	2021	2020
Beginning balance	$131,786	$145,246
Amortization	(6,728)	(13,460)
Ending balance	$125,058	$131,786

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

As of June 30, 2021 the Partnership had paid approximately $124.4 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended June 30, 2021, the Partnership recorded an insignificant amount of earnings in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the six months ended June 30, 2021, the Partnership recorded earnings of approximately $0.9 million in equity investments from the Carnero JV, which was partially offset by approximately $0.6 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $11.9 million were received during the six months ended June 30, 2021.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Sales	$43,668	$37,146
Total expenses	38,906	27,692
Net income	$4,762	$9,454

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of June 30, 2021. For the six months ended June 30, 2021, we made no payments to Mesquite related to the earnout.

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

14. UNIT-BASED COMPENSATION

The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2020	683,171	$2.68
Granted	1,651,785	1.12
Returned/Cancelled	(140,647)	2.37
Outstanding at June 30, 2021	2,194,309	$1.53

In March 2021, the Partnership issued 1,651,785 restricted common units pursuant to the LTIP to certain officers of the Partnership’s general partner. Two-thirds of the restricted common units vest on the one year anniversary of the date of grant and the remaining one-third vest on the second year anniversary of the date of grant. The number of restricted common units granted was based on the fair value on the day before the grant date.

As of June 30, 2021, 4,958,568 common units remained available for future issuance to participants under the LTIP.

15. PARTNERS’ CAPITAL

Outstanding Units

As of June 30, 2021, we had 36,474,436 Class C Preferred Units outstanding and 78,723,515 common units outstanding which included 2,194,309 unvested restricted common units issued under the LTIP.

Common Unit Issuances

We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of June 30, 2021, the number of units to be issued under the Shared Services Agreement is 15,335,444.

Class C Preferred Units

On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and a warrant exercisable for junior securities (the “Original Warrant”) in a private placement transaction (the “Exchange”). On February 24, 2021, the Partnership and Stonepeak entered into Amendment No. 1 to the Original Warrant and on May 4, 2021, the Partnership and Stonepeak entered into Amendment No. 2 to the Original Warrant (the Original Warrant, as amended by Amendment No. 1 and Amendment No. 2 thereto, the “Warrant”).

The holders of the Class C Preferred Units receive a quarterly distribution of 12.5% per annum payable in cash. To the extent that Available Cash (as defined in the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”)) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Commencing with the quarter ending March 31, 2022, the distribution rate will increase to 14% per annum. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations. Beginning January 1, 2022, Adjusted Available Cash (as defined in the Amended Partnership Agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.

The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	June 30,	December 31,
	2021	2020
Class C Preferred Units, beginning balance	$345,205	$281,688
Accretion of discount	24,184	38,938
Distribution accrual	—	24,579
Class C Preferred Units, ending balance	$369,389	$345,205

The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

	Class C Preferred	Date of	Date of	Date of
Three Months Ended	PIK Distribution	Declaration	Record	Distribution
December 31, 2019	1,039,314	February 13, 2020	February 28, 2020	February 20, 2020
March 31, 2020	1,071,793	April 29, 2020	May 20, 2020	May 29, 2020
June 30, 2020	1,105,286	July 31, 2020	August 20, 2020	August 31, 2020

On November 16, 2020, the Partnership and Stonepeak entered into the Stonepeak Letter Agreement wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The Stonepeak Letter Agreement also provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter.

The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units related to the periods indicated.

	Class C Preferred	Date of
Three Months Ended	Distribution of Common Units	Distribution
September 30, 2020	22,274,869	February 1, 2021
December 31, 2020	12,445,491	February 25, 2021
March 31, 2021	13,763,249	May 20, 2021
June 30, 2021	8,012,850	August 20, 2021

Warrant to issue common units

On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Original Warrant, which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Warrant. The Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheet. Changes in the fair value of the Warrant are charged to interest expense in our condensed consolidated statements of operations.

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

16. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $78.2 million.

As of June 30, 2021, the Partnership had invested approximately $124.4 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Acquisitions, earnout and capital investments	$128,483	$128,251
Earnings in equity investments	30,783	30,455
Distributions received	(81,017)	(69,071)
Maximum exposure to loss	$78,249	$89,635

17. SUBSEQUENT EVENTS

Credit Agreement Amendment

On July 28, 2021, the Partnership, as borrower, entered into the Eleventh Amendment. Pursuant to the Eleventh Amendment, the parties agreed to, among other things: (a) amend the definition of “Excluded Cash” to include (i) cash and cash equivalents set aside by the Partnership for the purposes of making a Levo JV Investment, (ii) cash and cash equivalents of up to $1 million for the proceeds of the issuance or at-the-market sale of the Partnership’s equity interests, and (iii) any cash and cash equivalents received by the Partnership from Stonepeak Investors for the purposes of making a Levo JV Investment, in each case, subject to prior or concurrent written notice to Royal Bank of Canada, as administrative agent, of the amounts and the Partnership’s intention to use such amounts for purposes of making a Levo JV Investment in accordance with the Amended Credit Agreement; and (b) expand the exemptions under the Investments, Loans and Advances negative covenant to permit (i) the payment or reimbursement by the Partnership of up to $350,000 in legal and due diligence costs of Levo, (ii) any Levo JV Investment made by the Partnership using cash or cash equivalent proceeds of a concurrent contribution of capital to the Partnership from Stonepeak Investors, or (iii) additional Levo JV Investments, capped at $1 million, made by the Partnership from the proceeds of the issuance or at-the-market sale by the Partnership of any equity interests in the Partnership.

Stonepeak Letter Agreement Election

On July 30, 2021, pursuant to the terms of the Stonepeak Letter Agreement, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2021, in common units. In accordance with the Stonepeak Letter Agreement, the Partnership will issue 8,012,850 common units to Stonepeak on August 20, 2021 (the “Q221 Stonepeak Units”).

Carnero JV Litigation

On July 30, 2021, the Carnero JV initiated suit against Mesquite and SN EF UnSub, LP, Eagle Ford TX LP, Venado EF L.P., Mitsui E&P Texas LP (collectively, the “WIP Defendants”) in the 269th Judicial District Court of Harris County, Texas (the “Carnero JV Litigation”). In the Carnero JV Litigation, the Carnero JV seeks declarations from the Court regarding Mesquite’s and the WIP Defendants’ respective obligations to deliver gas from over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Web, La Salle, Zavala and Maverick counties, Texas (such acreage, collectively, the “Comanche Asset”) to the Carnero JV under the long-term firm gas gathering and processing agreement between Mesquite and the Carnero JV, which was agreed to by the WIP Defendants.

Warrant Amendment

As previously disclosed, the Partnership’s Long-Term Incentive Plan, effective March 6, 2015 (the “LTIP”), provides that upon the issuance of additional common units from time to time, the maximum number of common units that may be delivered or reserved for delivery with respect to the LTIP shall be automatically increased (such increase, the “LTIP Increase”) by a number of common units equal to the lesser of (i) fifteen percent (15%) of such additional common units, or (ii) such lesser number of common units as determined by the Board. On August 2, 2021, the Board determined that the LTIP Increase with respect to the Q221 Stonepeak Units will be fifteen percent (15%).

On August 2, 2021, the Partnership and Stonepeak entered into Amendment No. 3 to the Warrant (the “Warrant Amendment”) to exclude from the Warrant the 1,201,928 Common Units included in the LTIP Increase resulting from the issuance of the Q221 Stonepeak Units.

Levo JV Completion

On August 4, 2021, the Partnership, Stonepeak Rocket and Nuvve Holding completed the formation of Levo.

Levo JV LLC Agreement

In connection with the Levo JV, the Partnership, Stonepeak Rocket, Nuvve Corporation (“Nuvve”), a wholly-owned subsidiary of Nuvve Holding, and Levo JV entered into an Amended and Restated Limited Liability Company Agreement for Levo (the “Levo LLC Agreement”). Pursuant to the Levo LLC Agreement, the Partnership and Stonepeak Rocket plan to make capital contributions to Levo in an aggregate amount of up to $750 million to finance Levo’s business, with a maximum of $75 million of such capital contributions being funded by the Partnership.

The Levo LLC Agreement governs the affairs of Levo and the conduct of its business.

The membership interests authorized by the Levo LLC Agreement consist of Class A Common Units, Class B Preferred Units, Class C Common Units and Class D Incentive Units. On August 4, 2021 in connection with the signing of the Levo LLC Agreement, Levo issued 2,800 Class B Preferred Units to Stonepeak Rocket, 1 Class B Preferred Unit to the Partnership, 441,000 Class C Common Units to Stonepeak Rocket, 49,000 Class C Common Units to the Partnership and 510,000 Class A Common Units to Nuvve Holding. Stonepeak Rocket agreed to pay to Levo an aggregate purchase price of $2,800,044.10 for its Class B Preferred Units and Class C Common Units. The Partnership agreed to pay to Levo an aggregate purchase price of $1,004.90 for its Class B Preferred Unit and Class C Common Units. Stonepeak Rocket and the Partnership will receive additional Class B Preferred Units for each $1,000 in additional capital contributions made by them.

Levo JV Parent Letter Agreement

In connection with the Levo JV, the Partnership also entered into that certain Parent Letter Agreement with Nuvve Holding, Stonepeak Rocket and Levo (the “Parent Letter Agreement”).

The Parent Letter Agreement includes, among other provisions, certain restrictive covenants with respect to Levo’s business, including a business opportunities covenant applicable to Nuvve Holding that is identical to the one in the Levo LLC Agreement described above, and a covenant granting Stonepeak Rocket a right of first offer to participate in certain future financing transactions of Levo. In addition, Nuvve Holding agreed to reimburse each of Stonepeak Rocket and the Partnership for a portion of their out-of-pocket expenses incurred in connection with the due diligence, documentation and negotiation of the agreements.

RBC Commitment Letter

On August 10, 2021, we entered into a letter agreement (the “Commitment Letter”) with Royal Bank of Canada (“RBC”). Pursuant to the terms of the Commitment Letter, RBC has agreed to (a) purchase at par and assume the outstanding Term Loan and Revolving Loan (each as defined in the Amended Credit Agreement) of the other lenders party to the Amended Credit Agreement, (b) enter into an amendment to the Amended Credit Agreement (the “Twelfth Amendment”) to (i) extend the maturity date under the Amended Credit Agreement to September 30, 2023, (ii) provide for a term loan facility in an aggregate principal amount of up to $65 million and a revolving credit facility in an aggregate principal amount of $5 million (the “Amended Credit Facilities”), and (iii) effect certain other amendments agreed to between us and RBC, and (c) provide the entire principal amount of the Amended Credit Facilities.

Pursuant to the Commitment Letter, we agreed to, among other things, (a) indemnify RBC, its affiliates and its and their directors, officers, employees, advisors or agents in connection with, or as a result of, the Commitment Letter or any other agreement or instrument contemplated therein, (b) reimburse RBC for all reasonable and documented out-of-pocket fees and expenses (including expenses of counsel to RBC and due diligence expenses) incurred by RBC in connection with the transactions contemplated by the Commitment Letter, whether or not the Twelfth Amendment becomes effective, and (c) deliver additional credit support reasonably acceptable to RBC, as the administrative agent.  With respect to (c), one or more affiliates of our general partner may provide credit support and RBC has agreed as to the sufficiency of such additional credit support.

Completion of such definitive documentation and the closing of the transactions contemplated by the Twelfth Amendment and the Amended Credit Facilities will be subject to various closing conditions, some of which may be outside of our control.  The Commitment Letter terminates on the earlier to occur of September 30, 2021 and the closing date of the Twelfth Amendment. We expect definitive documentation with respect to the Twelfth Amendment to be completed prior to September 30, 2021.

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

Developments during the Quarter Ended June 30, 2021

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

ATM Program

On April 20, 2021 the Partnership entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”). Pursuant to the to the terms of the Sales Agreement, the Partnership may sell from time to time through Virtu, as the Partnership’s sales agent or principal, common units having an aggregate offering price of up to $7,000,000 (the “ATM Units”). Sales of the ATM Units can be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933. The Partnership used the net proceeds from sales pursuant to the Sales Agreement, after deducting offering expenses and Virtu’s commissions, for general partnership purposes, which included repaying a portion of the Partnership’s outstanding indebtedness and funding capital expenditures and working capital. During the three months ended June 30, 2021, the Partnership sold 8,774,888 ATM Units with an aggregate offering price of $0.7977, resulting in net proceeds to the Partnership of approximately $6.9 million and aggregate compensation payable to Virtu of approximately $0.1 million.

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

Palmetto Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Palmetto Effective Time”), SEP Holdings IV, LLC (“SEP IV”), a wholly-owned subsidiary of the Partnership entered into a purchase agreement (the “Palmetto PSA”) with Westhoff Palmetto LP (“Palmetto Buyer”), pursuant to which SEP IV sold to Palmetto Buyer specified wellbores and other associated assets located in Gonzales and Dewitt Counties, Texas (the “Palmetto Assets”) for a base purchase price of approximately $11.5 million, which remains subject to customary post-closing adjustments (the “Palmetto Divestiture”). Pursuant to the Palmetto PSA, other than a limited amount of retained obligations, Palmetto Buyer has agreed to assume all obligations relating to the Palmetto Assets that arose on or after the Palmetto Effective Time. The Palmetto PSA contains customary representations and warranties by SEP IV and Palmetto Buyer, and SEP IV and Palmetto Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Palmetto Divestiture closed simultaneously with the execution of the Palmetto PSA.

Maverick Divestitures

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

On April 30, 2021, SEP IV entered into a letter agreement with Maverick Buyer (the “Maverick Letter Agreement”) pursuant to which SEP IV agreed to sell additional other specified wellbores and other associated assets located in Zavala and Dimmit Counties, Texas (the “Maverick 2 Assets”) for a base purchase price of approximately $1.4 million (the “Maverick 2 Divestiture”). The closing of the Maverick 2 Divestiture was conditioned upon SEP IV obtaining certain consents and complying with other preferential rights related to the Maverick 2 Assets. Following the entrance into the Maverick Letter Agreement, SEP IV complied with the preferential rights and obtained multiple consents related to the Maverick 2 Assets. SEP IV did not obtain one of the required consents and, as a result, the Maverick 2 Assets subject to such consent were removed from the Maverick 2 Assets included in the Maverick 2 Disposition (the “Updated Maverick 2 Assets”) and the base purchase price was adjusted downward by approximately $30,000.

On May 14, 2021, but effective as of the Maverick Effective Time, SEP IV and Maverick Buyer entered into a purchase agreement (the “Maverick 2 PSA”) pursuant to which SEP IV sold to Maverick Buyer the Updated Maverick 2 Assets. Pursuant to the Maverick 2 PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations and liabilities related to the Updated Maverick 2 Assets that arose on or after the Maverick Effective Time. The Maverick 2 PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 2 Divestiture closed simultaneously with the execution of the Maverick 2 PSA.

Levo Letter Agreement

On May 17, 2021, the Partnership entered into a letter agreement (the “Levo Letter Agreement”) with Nuvve Holding Corp. (“Nuvve Holding”) and Stonepeak Rocket Holdings LP (“Stonepeak Rocket”), relating to the proposed formation of a joint venture, Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”). In connection with the Levo Letter Agreement, on May 17, 2021, Nuvve Holding issued ten-year warrants to the Partnership as follows: (i) Series B Warrants to purchase 20,000 shares of Nuvve Holding’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance, (ii) Series C warrants to purchase 10,000 shares of Nuvve Holding’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures; (iii) Series D warrants to purchase 10,000 shares of Nuvve Holding’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures; (iv) Series E warrants to purchase 10,000 shares of Nuvve Holding’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and (v) Series F warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures (collectively the “Nuvve Holding Warrants”).

Settlement Agreement Termination

As previously disclosed, on June 6, 2020, we and our general partner, (A) each entered into, (B) caused and approve the Partnership’s wholly-owned subsidiaries Catarina Midstream LLC (“Catarina Midstream”) and Seco Pipeline, LLC (“Seco Pipeline”) entering into, and (C) approved Carnero JV entering into, in each case, that certain Settlement Agreement (as amended by that certain Amendment Agreement, dated as of June 14, 2020 our general partner, and TPL SouthTex Processing Company LP. Also as previously disclosed, as of October 1, 2020, any party to the Settlement Agreement could terminate the Settlement Agreement at any time pursuant to its terms.

On June 24, 2021, the Partnership, the General Partner, Catarina Midstream and Seco Pipeline received written notice from Mesquite, of Mesquite’s intention to terminate the Settlement Agreement (the “Settlement Agreement Termination Notice”). The Settlement Agreement Termination Notice was delivered pursuant to Section 5.1.2 and/or 5.1.3 of the Settlement Agreement and the termination was effective as of the date of the notice.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(27,796)	$(22,617)	$(62,601)	$(63,958)
Adjusted by:
Interest expense, net	27,938	23,164	58,385	46,173
Income tax expense (benefit)	417	30	457	(43)
Depreciation, depletion and amortization	5,265	5,176	10,287	11,815
Asset impairments	—	—	—	23,247
Accretion expense	114	88	189	278
Gain on sale of assets	(334)	—	(334)	—
Unit-based compensation expense	206	725	543	1,123
Unit-based asset management fees	(1,800)	806	2,647	1,961
Distributions in excess of equity earnings	8,064	(1,507)	9,075	3,314
(Gain) loss on mark-to-market activities	(764)	2,197	(764)	(2,276)
Adjusted EBITDA	$11,310	$8,062	$17,884	$21,634

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Western Catarina Midstream:
Oil (MBbl/d)	5.9	7.8	6.0	7.9
Natural gas (MMcf/d)	77.6	97.8	78.2	98.8
Water (MBbl/d)	1.5	3.9	2.0	3.4
Seco Pipeline:
Natural gas (MMcf/d)	—	—	—	0.2

Subsequent Events

Credit Agreement Amendment

On July 28, 2021, the Partnership, as borrower, entered into that certain Eleventh Amendment to the Credit Agreement with the guarantors party thereto, Royal Bank of Canada, as administrative agent and the lenders party thereto (the “Eleventh Amendment” and the Credit Agreement, as amended by the Eleventh Amendment, the “Amended Credit Agreement”). Pursuant to the Eleventh Amendment, the parties agreed to, among other things: (a) amend the definition of “Excluded Cash” to include (i) cash and cash equivalents set aside by the Partnership for the purposes of making a Levo JV Investment, (ii) cash and cash equivalents of up to $1 million for the proceeds of the issuance or at-the-market sale of the Partnership’s equity interests, and (iii) cash and cash equivalents received by the Partnership from Stonepeak Investors for the purposes of making a Levo JV Investment, in each case, subject to prior or concurrent written notice to Royal Bank of Canada, as administrative agent, of the amounts and the Partnership’s intention to use such amounts for purposes of making a Levo JV Investment in accordance with the Amended Credit Agreement; and (b) expand the exemptions under the Investments, Loans and Advances negative covenant to permit (i) the payment or reimbursement by the Partnership of up to $350,000 in legal and due diligence costs of Levo, (ii) any Levo JV Investment made by the Partnership using cash or cash equivalent proceeds of a concurrent contribution of capital to the Partnership from Stonepeak Investors, or (iii) additional Levo JV Investments, capped at $1 million, made by the Partnership from the proceeds of the issuance or at-the-market sale by the Partnership of any equity interests in the Partnership.

Stonepeak Letter Agreement Election

On July 30, 2021, pursuant to the terms of the Stonepeak Letter Agreement, the Partnership received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2021, in common units. In accordance with the Stonepeak Letter Agreement, the Partnership will issue 8,012,850 common units to Stonepeak Catarina on August 20, 2021 (the “Q221 Stonepeak Units”).

Carnero JV Litigation

On July 30, 2021, the Carnero JV initiated suit against Mesquite and SN EF UnSub, LP, Eagle Ford TX LP, Venado EF L.P., Mitsui E&P Texas LP (collectively, the “WIP Defendants”) in the 269th Judicial District Court of Harris County, Texas (the “Carnero JV Litigation”). In the Carnero JV Litigation, the Carnero JV seeks declarations from the Court regarding Mesquite’s and the WIP Defendants’ respective obligations to deliver gas from the over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage, collectively, the “Comanche Asset”) to the Carnero JV under the long-term firm gas gathering and processing agreement between Mesquite and the Carnero JV, which was agreed to by the WIP Defendants.

Warrant Amendment

As previously disclosed, the Partnership’s Long-Term Incentive Plan, effective March 6, 2015 (the “LTIP”), provides that upon the issuance of additional common units from time to time, the maximum number of common units that may be delivered or reserved for delivery with respect to the LTIP shall be automatically increased (such increase, the “LTIP Increase”) by a number of common units equal to the lesser of (i) fifteen percent (15%) of such additional common units, or (ii) such lesser number of common units as determined by the Board. On August 2, 2021, the Board determined that the LTIP Increase with respect to the Q221 Stonepeak Units will be fifteen percent (15%).

On August 2, 2021, the Partnership and Stonepeak Catarina entered into Amendment No. 3 to the Warrant (the “Warrant Amendment”) to exclude from the Warrant the 1,201,928 Common Units included in the LTIP Increase resulting from the issuance of the Q221 Stonepeak Units.

Levo JV Completion

On August 4, 2021, the Partnership, Stonepeak Rocket and Nuvve Holding completed the formation of Levo.

Levo JV LLC Agreement

In connection with the Levo JV, the Partnership, Stonepeak Rocket, Nuvve Corporation (“Nuvve”), a wholly-owned subsidiary of Nuvve Holding, and Levo JV entered into an Amended and Restated Limited Liability Company Agreement for Levo (the “Levo LLC Agreement”). Pursuant to the Levo LLC Agreement, the Partnership and Stonepeak Rocket plan to make capital contributions to Levo in an aggregate amount of up to $750 million to finance Levo’s business, with a maximum of $75 million of such capital contributions being funded by the Partnership.

The Levo LLC Agreement governs the affairs of Levo and the conduct of its business. The membership interests authorized by the Levo LLC Agreement consist of Class A Common Units, Class B Preferred Units, Class C Common Units and Class D Incentive Units. On August 4, 2021 in connection with the signing of the Levo LLC Agreement, Levo issued 2,800 Class B Preferred Units to Stonepeak Rocket, 1 Class B Preferred Unit to the Partnership, 441,000 Class C Common Units to Stonepeak Rocket, 49,000 Class C Common Units to the Partnership and 510,000 Class A Common Units to Nuvve Holding. Stonepeak Rocket agreed to pay to Levo an aggregate purchase price of $2,800,044.10 for its Class B Preferred Units and Class C Common Units. The Partnership agreed to pay to Levo an aggregate purchase price of $1,004.90 for its Class B Preferred Unit and Class C Common Units. Stonepeak Rocket and the Partnership are able to receive additional Class B Preferred Units in consideration for each $1,000 in additional capital contributions made by them.

Levo JV Parent Letter Agreement

In connection with the Levo JV, the Partnership also entered into that certain Parent Letter Agreement with Nuvve Holding, Stonepeak Rocket and Levo (the “Parent Letter Agreement”).

The Parent Letter Agreement includes, among other provisions, certain restrictive covenants with respect to Levo’s business, including a business opportunities covenant applicable to Nuvve Holding that is identical to the one in the Levo LLC Agreement described above, and a covenant granting Stonepeak Rocket a right of first offer to participate in certain future financings of Levo. In addition, Nuvve Holding agreed to reimburse each of Stonepeak Rocket and the Partnership for a portion of their out-of-pocket expenses incurred in connection with the due diligence, documentation and negotiation of the agreements.

RBC Commitment Letter

On August 10, 2021, we entered into a letter agreement (the “Commitment Letter”) with Royal Bank of Canada (“RBC”). Pursuant to the terms of the Commitment Letter, RBC has agreed to (a) purchase at par and assume the outstanding Term Loan and Revolving Loan (each as defined in the Amended Credit Agreement) of the other lenders party to the Amended Credit Agreement, (b) enter into an amendment to the Amended Credit Agreement (the “Twelfth Amendment”) to (i) extend the maturity date under the Amended Credit Agreement to September 30, 2023, (ii) provide for a term loan facility in an aggregate principal amount of up to $65 million and a revolving credit facility in an aggregate principal amount of $5 million (the “Amended Credit Facilities”), and (iii) effect certain other amendments agreed to between us and RBC, and (c) provide the entire principal amount of the Amended Credit Facilities.

Pursuant to the Commitment Letter, we agreed to, among other things, (a) indemnify RBC, its affiliates and its and their directors, officers, employees, advisors or agents in connection with, or as a result of, the Commitment Letter or any other agreement or instrument contemplated therein, (b) reimburse RBC for all reasonable and documented out-of-pocket fees and expenses (including expenses of counsel to RBC and due diligence expenses) incurred by RBC in connection with the transactions contemplated by the Commitment Letter, whether or not the Twelfth Amendment becomes effective, and (c) deliver additional credit support reasonably acceptable to RBC, as the administrative agent.  With respect to (c), one or more affiliates of our general partner may provide credit support and RBC has agreed as to the sufficiency of such additional credit support.

Completion of such definitive documentation and the closing of the transactions contemplated by the Twelfth Amendment and the Amended Credit Facilities will be subject to various closing conditions, some of which may be outside of our control.  The Commitment Letter terminates on the earlier to occur of September 30, 2021 and the closing date of the Twelfth Amendment. We expect definitive documentation with respect to the Twelfth Amendment to be completed prior to September 30, 2021.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Variance
Revenues:
Gathering and transportation lease revenues	$9,142	$11,339	$(2,197)	(19)%
Total revenues	9,142	11,339	(2,197)	(19)%
Expenses
Operating expenses
Transportation operating expenses	2,097	2,577	(480)	(19)%
General and administrative expenses	2,574	4,512	(1,938)	(43)%
Unit-based compensation expense	206	725	(519)	(72)%
Depreciation and amortization	5,143	5,176	(33)	(1)%
Accretion expense	96	88	8	9%
Total operating expenses	10,116	13,078	(2,962)	(23)%
Other (income) expense
Interest expense, net	27,938	23,164	4,774	21%
Loss (earnings) from equity investments	271	(3,897)	4,168	(107)%
Other income, net	(801)	(8)	(793)	9913%
Total other expenses	27,408	19,259	8,149	42%
Total expenses	37,524	32,337	5,187	16%
Loss before income taxes	(28,382)	(20,998)	(7,384)	35%
Income tax (benefit) expense	(29)	39	(68)	(174)%
Loss from continuing operations	(28,353)	(21,037)	(7,316)	35%
Income (loss) from discontinued operations	557	(1,580)	2,137	(135)%
Net loss	$(27,796)	$(22,617)	$(5,179)	23%

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $2.2 million, or 19%, to approximately $9.1 million for the three months ended June 30, 2021, compared to approximately $11.3 million for the same period in 2020. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $0.5 million, or 19%, to approximately $2.1 million for the three months ended June 30, 2021 compared to approximately $2.6 million for the same period in 2020. This decrease was due to the nature of operating expenses being dependent on throughput.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended June 30, 2021, with only a 1% decrease compared to the same period in 2020.

Earnings from equity investments. Earnings from equity investments decreased approximately $4.2 million, or 107%, to a loss of approximately $0.3 million for the three months ended June 30, 2021, compared to earnings of approximately $3.9 million for the same period in 2020. This decrease was primarily the result of lower margins between the comparative periods.

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $1.9 million, or 43%, to approximately $2.6 million for the three months ended June 30, 2021 compared to approximately $4.5 million for the same period in 2020. The decrease was primarily the result of a decrease in the market-to-market impact to indirect costs billed in connection with the Shared Services Agreement of approximately $2.7 million as a result of the decrease in the market price of our common units during the period. This decrease was partially offset by bad debt expenses of approximately $1.9 million. Additional decreases in expense over the comparative periods are a result a reduction in legal and professional services. Cash general and administrative expenses for the three months ended June 30, 2021 was approximately $2.4 million compared to approximately $3.7 million for the same period in 2020. The decrease in cash general and administrative expenses was primarily the result of lower professional fees when compared to the professional fees attributable to negotiation of the Settlement Agreement and related agreements with Mesquite during the three months ended June 30, 2020.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.5 million, or 72%, to approximately $0.2 million for the three months ended June 30, 2021, compared to approximately $0.7 million for the same period in 2020.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $4.8 million, or 21%, to approximately $27.9 million for the three months ended June 30, 2021 compared to approximately $23.2 million for the same period in 2020. This increase was the result of higher distributions on the Class C Preferred Units and an increase in common unit price and junior securities deemed outstanding causing the Warrant value to increase. Cash interest expense for the three months ended June 30, 2021 was approximately $0.8 million compared to approximately $1.3 million for the same period in 2020. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax expense. Income tax benefit was approximately $29.0 thousand for the three months ended June 30, 2021, compared to an expense of approximately $39.0 thousand for the same period in 2020. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Other income, net. Other income, net includes the mark-to-market impact of the Nuvve Warrants as well as other expenses and income not associated with operations of the Partnership. Other income, net for the three months ended June 30, 2021, was approximately $0.8 million compared to an insignificant of income during the three months ended June 30, 2020. The primary income for the three months ended June 30, 2021, relates to the mark-to-market impact of the Nuvve Warrants which we received in May, 2021.

Results of Operations

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Variance
Revenues:
Gathering and transportation sales	$—	$785	$(785)	(100)%
Gathering and transportation lease revenues	18,436	23,945	(5,509)	(23)%
Total revenues	18,436	24,730	(6,294)	(25)%
Expenses
Operating expenses
Transportation operating expenses	4,357	5,186	(829)	(16)%
General and administrative expenses	9,507	8,287	1,220	15%
Unit-based compensation expense	543	1,123	(580)	(52)%
Depreciation and amortization	10,287	10,319	(32)	(0)%
Accretion expense	189	174	15	9%
Total operating expenses	24,883	25,089	(206)	(1)%
Other (income) expense
Interest expense, net	58,385	46,173	12,212	26%
Earnings from equity investments	(328)	(2,695)	2,367	(88)%
Other income, net	(801)	(8)	(793)	9913%
Total other expenses	57,256	43,470	13,786	32%
Total expenses	82,139	68,559	13,580	20%
Loss before income taxes	(63,703)	(43,829)	(19,874)	45%
Income tax expense	3	97	(94)	(97)%
Loss from continuing operations	(63,706)	(43,926)	(19,780)	45%
Income (loss) from discontinued operations	1,105	(20,032)	21,137	(106)%
Net loss	$(62,601)	$(63,958)	$1,357	(2)%

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $5.5 million, or 23%, to approximately $18.4 million for the six months ended June 30, 2021, compared to approximately $23.9 million for the same period in 2020. This decrease was primarily the result of a decrease in overall volumes being transported through Western Catarina Midstream under the Gathering Agreement.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $0.8 million, or 16%, to approximately $4.4 million for the six months ended June 30, 2021 compared to approximately $5.2 million for the same period in 2020. This decrease was due to the nature of operating expenses being dependent on throughput.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the six months ended June 30, 2021 compared to the same period in 2020.

Earnings from equity investments. Earnings from equity investments decreased approximately $2.4 million, or 88%, to earnings of approximately $0.3 million for the six months ended June 30, 2021, compared to earnings of approximately $2.7 million for the same period in 2020. This decrease was primarily the result of lower margins between the comparative periods.

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased by approximately $1.2 million, or 15%, to approximately $9.5 million for the six months ended June 30, 2021 compared to approximately $8.3 million for the same period in 2020. The increase was primarily the result of bad debt expenses of approximately $1.9 million partially offset by a reduction in legal and professional services. Cash general and administrative expense for the six months ended June 30, 2021 was approximately $4.9 million compared to approximately $6.3 million for the same period in 2020. The decrease in cash general and administrative expenses was primarily the result of lower professional fees when compared to the professional fees attributable to negotiation of the Settlement Agreement and related agreements with Mesquite during the six months ended June 30, 2020.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.6 million, or 52%, to approximately $0.5 million for the six months ended June 30, 2021, compared to approximately $1.1 million for the same period in 2020.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $12.2 million, or 26%, to approximately $58.4 million for the six months ended June 30, 2021 compared to approximately $46.2 million for the same period in 2020. This increase was the result of higher distributions on the Class C Preferred Units and an increase in common unit price and junior securities deemed outstanding causing the Warrant value to increase. Cash interest expense for the six months ended June 30, 2021 was approximately $1.6 million compared to approximately $3.1 million for the same period in 2020. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax expense. Income tax expense was approximately $2.7 thousand for the six months ended June 30, 2021, compared to an expense of approximately $97.1 thousand for the same period in 2020. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Other income, net. Other income, net includes the mark-to-market impact of the Nuvve Warrants as well as other expenses and income not associated with operations of the Partnership. Other income, net for the six months ended June 30, 2021, was approximately $0.8 million compared to an insignificant of income during the six months ended June 30, 2020. The primary income for the six months ended June 30, 2021, relates to the mark-to-market impact of the Nuvve Warrants which we received in May, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $5.5 million in cash and cash equivalents and $8.0 million available for borrowing under the Credit Agreement, as discussed further below.

During the three months ended June 30, 2021, we paid approximately $0.8 million in cash for interest on borrowings under our Credit Agreement, of which approximately $9.5 thousand was related to the fee on undrawn commitments. During the six months ended

June 30, 2021, we paid approximately $1.6 million in cash for interest on borrowings under our Credit Agreement, of which approximately $23.9 thousand was related to the fee on undrawn commitments.

Our capital expenditures during the six months ended June 30, 2021 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and quarterly cash distributions, if any. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

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

Borrowings under the Credit Agreement are available for limited direct investment in oil and natural gas properties, midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. Pursuant to the Credit Agreement, the initial aggregate commitment amount under the Term Loan is $155.0 million, subject to quarterly $10.0 million principal and other mandatory prepayments. The borrowing base is equal to the sum of the rolling four quarter EBITDA of our midstream operations and the amount of distributions received from the Carnero JV multiplied by 4.5 or a lower number dependent upon natural gas volumes flowing through Western Catarina Midstream. Outstanding borrowings in excess of our borrowing base must be repaid within 45 days. As of June 30, 2021, the borrowing base under the Credit Agreement was $90.9 million and we had $72.0 million of debt outstanding, consisting of $65.0 million under the Term Loan and $7.0 million under the Revolving Loan. We are required to make mandatory payments of outstanding principal on the Term Loan of $10.0 million per fiscal quarter. The maximum revolving credit amount is $15.0 million which left us with $8.0 million in unused borrowing capacity at June 30, 2021. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2021.

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

The Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt regarding our ability to continue as a going concern. The Credit Agreement matures September 30, 2021 and our ability to continue as a going concern is dependent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. As disclosed above under “—Subsequent Events,” we have entered into the Commitment Letter (as defined above) with RBC pursuant to which we expect to enter into the Twelfth Amendment prior to the current September 30, 2021 maturity date. The Twelfth Amendment will extend the maturity date to September 30, 2023.

The Tenth Amendment contains a new covenant (the “Transaction Covenant”), which provides that we must engage an Advisory Firm to advise us with respect to a Qualifying Transaction. In accordance with the requirements of a Transaction Covenant, we engaged an Advisory Firm as of March 31, 2021.As a result of such engagement, the target closing date for a Qualifying Transaction must be no later than August 31, 2021 and the net cash proceeds must be reasonably expected to be greater than the full amount due under the Credit Agreement on the maturity date. If we are unable to comply with the Transaction Covenant it will be deemed an immediate event of default under the Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Please read “Item 1A. Risk Factors—Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants and requires periodic borrowing base redeterminations.”

At June 30, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

As described in more detail under “—Subsequent Events” above, on July 28, 2021, the Partnership, as borrower, entered into Eleventh Amendment.

Sources of Debt and Equity Financing

As of June 30, 2021, we had $7.0 million of debt outstanding under the Revolving Loan, leaving us with $8.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2021. Our Credit Agreement matures on September 30, 2021.

Operating Cash Flows

We had net cash flows provided by operating activities for the six months ended June 30, 2021, of approximately $20.6 million, compared to net cash flows provided by operating activities of approximately $17.4 million for the same period in 2020.

Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.

Investing Activities

We had net cash flows provided by investing activities for the six months ended June 30, 2021, of approximately $15.4 million, substantially all of which were proceeds from the sale of oil and natural gas properties. Net cash flows used in investing activities for the six months ended June 30, 2020, of approximately $0.1, substantially all of which were related to midstream activities.

Financing Activities

Net cash flows used in financing activities was approximately $32.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, we repaid borrowings of $39.0 million under our Credit Agreement.

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

We have entered into the Commitment Letter with RBC pursuant to which we expect to enter into the Twelfth Amendment prior to the current September 30, 2021 maturity date. The Twelfth Amendment will extend the maturity date to September 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

Credit Markets and Counterparty Risk

We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream revenues from a single customer, Mesquite.

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

As of June 30, 2021, there were no changes with regard to the critical accounting policies disclosed in our 2020 10-K. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read “Part I, Item 1. Note 2 Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, no claims relating to the Mesquite Chapter 11 Case have been filed against us. However, on March 13, 2020, the official committee of unsecured creditors in the Mesquite Chapter 11 Case (the “Committee”) filed the Motion of the Official Committee of Unsecured Creditors for Leave, Standing, and Authority to Prosecute Claims on Behalf of the Debtors’ Estate and for Related Relief (the “Standing Motion”). In its Standing Motion, the Committee sought, in relevant part, authority from the Court to prosecute certain identified claims against the Partnership, the general partner and Catarina Midstream, LLC (collectively, the “Claims”) that, if valid, belong to Mesquite.

On June 30, 2020, the SN Debtors emerged from the Mesquite Chapter 11 Case, with Mesquite becoming a privately held corporation. Upon emergence, the Claims re-vested, and are owned by, the Reorganized Debtors (as defined in the Plan).  Accordingly, the Committee was dissolved and no longer retains the authority to bring all or a portion of the Claims against the Evolve Parties. While the Settlement Agreement contemplated, in relevant part, the settlement of the Claims between the Reorganized Debtors and the Evolve Parties.

On June 24, 2021, the Partnership, the General Partner, Catarina Midstream and Seco Pipeline received written notice from Mesquite, of Mesquite’s intention to terminate the Settlement Agreement. The notice was delivered pursuant to Section 5.1.2 and/or 5.1.3 of the Settlement Agreement and the termination was effective as of the date of the notice. As a result of the termination of the Settlement Agreement, the Claims will not be released and the Claims or other claims relating to the Mesquite Chapter 11 Case may be filed against us.

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

Our partnership agreement prohibits us from declaring or making any distributions, redemptions or repurchases in respect of any junior securities or any parity securities until the first quarter in which no Class C Preferred Units remain outstanding. This means that you will not receive any cash distributions on your common units until such time as we are able to redeem all of the outstanding Class C Preferred Units. We currently have the right to redeem 100% of the outstanding Class C Preferred Units for cash at the greater of the current market price or the liquidation preference for the Class C Preferred Units. As of August 12, 2021, the liquidation preference for the Class C Preferred Units was approximately $417.8 million. Our total revenues for the three months ended June 30, 2021 were approximately $9.1 million. As a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.

Stonepeak and its affiliates may sell common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of August 12, 2021, Stonepeak and its affiliates owned (i) 53,386,692 common units, representing approximately 74% of our outstanding common units, and (ii) a warrant exercisable for junior securities that entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised. Additionally, we have agreed to provide Stonepeak Catarina with certain registration rights under applicable securities laws. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on the trading market for our common units.

If we are unable to continue as a going concern, you may lose some or all of your investment in us.

Our Credit Agreement matures September 30, 2021 and our ability to continue as a going concern is contingent upon our ability to either (i) refinance or extend the maturity of our Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay our Credit Agreement in full at maturity. We intend to enter into the Twelfth Amendment prior to the current maturity date under the Amended Credit Agreement. However, we cannot guarantee that we will be able to enter into definitive documentation for the Twelfth Amendment prior to September 30, 2021. The consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to our ability to continue as a going concern. If we cannot continue as a going concern, you may lose some or all of your investment in us.

You may continue to experience substantial dilution.

On November 16, 2020, we entered into the “Stonepeak Letter Agreement” wherein we agreed with Stonepeak Catarina that the distribution on their Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The Stonepeak Letter Agreement also provides Stonepeak Catarina with the ability to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to us no later than the last day of the calendar month following the end of such quarter. The transactions under the Stonepeak Letter Agreement were approved by the conflicts committee of the board of directors of our general partner. As a result of the Stonepeak Letter Agreement, aggregate distributions of 22,274,869 common units, 12,445,491 common units, and 13,763,249 common units were made to Stonepeak Catarina on February 1, 2021, February 25, 2021, and May 20, 2021, respectively, representing distributions for the third quarter of 2020, the fourth quarter of 2020, and the first quarter of 2021, respectively. In accordance with the Stonepeak Letter Agreement, on July 30, 2021, the Partnership received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2021 in common units. The aggregate distribution of 8,012,850 common units will be paid to Stonepeak Catarina on August 20, 2021. Stonepeak Catarina may elect to receive future distributions on their Class C Preferred Units in common units instead of Class C Preferred PIK Units and, as a result, you may experience substantial future dilution.

Failure to achieve commercial resolution with Mesquite could adversely affect our business, cash flows and results of operations.

The Settlement Agreement contemplated, among other things, our entry into Amendment No. 2 to the Gathering Agreement (the “Gathering Agreement Amendment”) providing for, among other things, the dedication by Mesquite of the eastern portion (“Eastern Catarina”) of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas (such net acreage, collectively, “Mesquite’s Catarina Asset”) and the establishment of field-wide rates.

As a result of our receipt of the Settlement Agreement Termination Notice, the Gathering Agreement Amendment will not become effective. The western portion of Mesquite’s Catarina Asset (“Western Catarina”) is currently dedicated under the Gathering Agreement. As previously disclosed, on June 24, 2021, we increased the tariff rate for interruptible throughput volumes from Eastern Catarina, however, while not yet due and payable, Mesquite has informed us that it will not pay such increased tariff rate and will continue to pay the tariff rate in effect prior to the June 24, 2021 increase.  We are currently in discussions with Mesquite on a commercial resolution for Eastern Catarina. If we are unable to reach a commercial resolution with Mesquite including with respect to the dedication of Eastern Catarina and set tariff rate on volumes from Eastern Catarina, we may seek to enforce the increased tariff rate through arbitration or other courses of action available to us. There can be no guarantee that we are able to reach any commercial resolution and our failure to do so could adversely affect our business, financial condition, cash flows and results of operations.

We are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could adversely affect our business, cash flows and results of operations.

Our common units are currently listed on the NYSE American. On April 3, 2020, we received notice (the “Notice”) from the NYSE American stating that we were below compliance with the continued listing standards set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”). On April 29, 2021, we received a second notice (the “2021 Notice” and, together with the Notice, the “NYSE Notices”) from the NYSE American that we were not in compliance with the continued listing standards set forth in Section 1003(a)(ii) of the Company Guide.

The NYSE Notices did not have any immediate effect on our listing on the NYSE American and, therefore, our common units are still listed on the NYSE American, subject to our compliance with other continued listing requirements of the NYSE American. Additionally, the NYSE Notices do not affect our business operations or our reporting obligations under the rules and regulations of the SEC, nor do the NYSE Notices conflict with or cause an event of default under any of our material agreements. We submitted a plan of compliance (the “Plan”) to the NYSE American addressing how we intend to regain compliance with Section 1003(a)(i) of the Company Guide and our Plan was accepted by the NYSE American with a plan period extending from May 4, 2020 through October 3,2021 (the “Plan Period”). We were not required to submit an additional plan to the NYSE American with respect to Section 1003(a)(ii).

By October 3, 2021, we must either be in compliance with Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide or must have made progress that is consistent with the Plan during the Plan Period. The Plan approved by the NYSE American was largely dependent on the closing of the transactions contemplated by the Settlement Agreement. Failure to meet the requirements to regain compliance could result in the initiation of delisting proceedings. As a result of our receipt of the Settlement Agreement Termination Notice, our ability to avoid initiation of delisting proceedings is dependent on the NYSE American otherwise being satisfied with our progress as of the end of the Plan Period.

If the NYSE American is not otherwise satisfied with our progress as of the end of the Plan Period, the NYSE American may delist our common units, which could adversely affect our business, cash flows and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously discussed, on May 20, 2021, pursuant to the terms of the Stonepeak Letter Agreement, the Partnership issued 13,763,249 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2021 in common units. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involve public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Executive Services Agreement for Realignment, dated April 16, 2021, by and among Gerald F. Willinger, Evolve Transition Infrastructure GP LLC and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 16, 2021, File No. 001-33147).

10.2

ATM Sales Agreement, dated as of April 20, 2021 between Evolve Transition Infrastructure LP and Virtu Americas LLC (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 20, 2021, File No. 001-33147).

10.3

Gas Lift Agreement, entered into on April 21, 2021 but effective January 1, 2021, by and between SN Catarina, LLC and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 26, 2021, File No. 001-33147).

10.4**	Purchase Agreement, dated April 30, 2021, by and between SEP Holdings IV, LLC and Bayshore Energy TX LLC.

10.5**	Letter Agreement, dated April 30, 2021, by and between SEP Holdings IV, LLC and Bayshore Energy TX LLC.

10.6**	Purchase Agreement, dated April 30, 2021, by and between SEP Holdings IV, LLC and Westhoff Palmetto LP.

10.7**	Amendment No. 2 to Warrant Exercisable for Junior Securities, dated May 4, 2021.

10.8**

Letter Agreement, dated May 11, 2021, by and between Evolve Transition Infrastructure LP, Royal Bank of Canada, as Administrative Agent under the Third Amended and Restated Credit Agreement of the Partnership, as amended, and the lenders party thereto.

10.9**	Purchase Agreement, dated May 14, 2021, by and between SEP Holdings IV, LLC and Bayshore Energy TX LLC.

10.10**	Series B Warrant for the Purchase of 200,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021.

10.11**	Series C Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021.

10.12**	Series D Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021

10.13**	Series E Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021.

10.14**	Series F Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021.

10.15**	Letter Agreement, dated May 17, 2021, among Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Nuvve Holding Corp.

10.16**	Securities Purchase Agreement, dated May 17, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.

10.17**	Registration Rights Agreement, dated May 17, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP.

31.1**	Certification of Principal Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

EX 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Evolve Transition Infrastructure LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolve Transition Infrastructure LP By: Evolve Transition Infrastructure GP LLC, its general partner

Date: August 12, 2021	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)