Form 10-Q/A
period 2021-06-30
Evolve Transition Infrastructure LP
filed 2021-10-28
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Evolve Transition Infrastructure LP is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2021, solely to furnish or file, as applicable, Exhibits 31.1, 31.2, 32.1 and 32.2 to the Form 10-Q, which were inadvertently omitted from the Form 10-Q filing.

Except as set forth above, no other amendments have been made to the Form 10-Q. This Amendment does not reflect events occurring after August 12, 2021 or modify or update in any way disclosure contained in the Form 10-Q except as set forth above.

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

Evolve Transition Infrastructure LP By: Evolve Transition Infrastructure GP LLC, its general partner

Date: October 27, 2021	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)