Form 10-Q
period 2021-09-30
Evolve Transition Infrastructure LP
filed 2021-11-10
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Common units outstanding as of November 9, 2021: approximately 114,165,219 common units.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
●	“Bbl” means one barrel of 42 U.S. gallons of oil or other liquid hydrocarbons.
●	“Board” means the board of directors of our general partner.
●	“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
●	“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
●	“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, (vi) Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020, (xi) Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of July 28, 2021 (individually, the “Eleventh Amendment”), and (xii) Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of August 20, 2021 (individually, the “Twelfth Amendment”).
●	“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.
●	“MBbl” means one thousand Bbls.
●	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“Mesquite Chapter 11 Case” means the voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code filed by the SN Debtors in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”).
●	“MMBtu” means one million British thermal units.
●	“MMcf/d” means one million cubic feet of natural gas per day.
●	“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“NYSE American” means NYSE American LLC.
●	“our general partner” refers to Evolve Transition Infrastructure GP LLC, our general partner.
●	“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement (as defined herein), as amended by Amendment No. 1 thereto, dated as of February 12, 2021.

●	“SEC” means the United States Securities and Exchange Commission.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, SP Holdings, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“Shared Services Agreement” means the Amended and Restated Shared Services Agreement between SP Holdings and the Partnership, dated as of March 6, 2015.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SP Holdings” means SP Holdings, LLC, the sole member of our general partner.
●	“Stonepeak” means Stonepeak Catarina and its subsidiaries, other than the Partnership.
●	“Stonepeak Catarina” means Stonepeak Catarina Holdings, LLC.
●	“Stonepeak Letter Agreement” means that certain letter agreement, dated as of November 16, 2020, by and between the Partnership and Stonepeak Catarina, wherein the parties agreed that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written noticed to the Partnership no later than the last day of the calendar month following the end of such quarter.
●	“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 4, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021; (iii) at all times from May 4, 2021 to August 2, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021, and Amendment No. 2 thereto, dated May 4, 2021; and (iv) at all times from August 2, 2021 through September 30, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021, Amendment No. 2 thereto, dated May 4, 2021, and Amendment No. 3 thereto, dated August 2, 2021.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

●	our ability to successfully execute our business, acquisition and financing strategies, including our business strategy to focus on the ongoing energy transition in the industries in which we operate;
●	our ability to successfully finance and develop the Initial Project (as defined herein) with HOBO Renewable Diesel LLC;
●	changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing pandemic caused by a novel strain of coronavirus and related governmental responses;
●	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
●	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
●	our ability to grow enterprise value;
●	the ability of our partners to perform under our joint ventures;
●	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
●	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
●	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;
●	competition in the oil and natural gas industry for employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;
●	the extent to which our assets operated by others are operated successfully and economically;
●	our ability to compete with other companies in the oil and natural gas and energy transition infrastructure industries;
●	the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations;
●	the use of competing energy sources and the development of alternative energy sources;
●	unexpected results of litigation filed against us or other legal proceedings we are involved in;
●	disruptions due to extreme weather conditions, such as extreme rainfall, hurricanes or tornadoes;
●	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and

●	the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in our other public filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Gathering and transportation sales	$—	$—	$—	$785
Gathering and transportation lease revenues	16,868	10,670	35,304	34,615
Total revenues	16,868	10,670	35,304	35,400
Expenses
Operating expenses
Transportation operating expenses	2,065	2,455	6,421	7,641
General and administrative expenses	4,460	2,693	13,964	10,980
Unit-based compensation expense	206	779	749	1,902
Depreciation and amortization	5,143	5,193	15,430	15,512
Accretion expense	98	89	287	263
Total operating expenses	11,972	11,209	36,851	36,298
Other (income) expense
Interest expense, net	31,141	24,015	89,525	70,188
Loss (earnings) from equity investment	1,734	441	1,406	(2,254)
Other (income) expense	687	(2)	(114)	(10)
Total other expenses	33,562	24,454	90,817	67,924
Total expenses	45,534	35,663	127,668	104,222
Loss before income taxes	(28,666)	(24,993)	(92,364)	(68,822)
Income tax expense (benefit)	(19)	43	(17)	140
Loss from continuing operations	(28,647)	(25,036)	(92,347)	(68,962)
Income (loss) from discontinued operations	187	419	1,289	(19,613)
Net loss	$(28,460)	$(24,617)	$(91,058)	$(88,575)
Loss from continuing operations per unit
Common units - Basic and Diluted	$(0.34)	$(1.30)	$(1.48)	$(3.60)
Loss from discontinued operations per unit
Common units - Basic and Diluted	$0.00	$0.02	$0.02	$(1.02)
Net loss per unit
Common units - Basic and Diluted	$(0.34)	$(1.28)	$(1.45)	$(4.62)
Weighted Average Units Outstanding
Common units - Basic and Diluted	84,338,011	19,264,636	62,599,574	19,164,245

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,403	$1,718
Accounts receivable	11,388	5,259
Prepaid expenses	694	404
Fair value of warrants	160	—
Current assets from discontinued operations	516	1,602
Total current assets	14,161	8,983
Gathering and transportation assets, net	99,908	105,267
Intangible assets, net	121,693	131,786
Equity investments	76,515	89,635
Other non-current assets	75	25
Long-term assets from discontinued operations	—	18,082
Total assets	$312,352	$353,778

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$3,127	$4,079
Accounts payable and accrued liabilities - related entities	12,869	25,737
Royalties payable	359	359
Short-term debt, net of debt issuance costs	8,888	110,233
Class C Preferred Units	382,876	345,205
Current liabilities from discontinued operations	—	341
Total current liabilities	408,119	485,954
Other liabilities
Long term accrued liabilities - related entities	16,930	12,137
Asset retirement obligation	4,600	4,313
Long-term debt, net of discount and debt issuance costs	45,131	—
Other liabilities	11,990	1,766
Long-term liabilities from discontinued operations	—	3,152
Total other liabilities	78,651	21,368
Total liabilities	486,770	507,322
Commitments and contingencies (See Note 12)
Partners' deficit
Common units, 96,465,219 and 19,953,880 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	(174,418)	(153,544)
Total partners' deficit	(174,418)	(153,544)
Total liabilities and partners' capital	$312,352	$353,778

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(91,058)	$(88,575)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	5,777	7,275
Amortization of debt issuance costs	828	553
Accretion of Class C discount	37,671	28,110
Class C distribution accrual	—	37,448
Asset impairments	—	23,247
Accretion expense	360	422
Distributions from equity investments	11,946	7,624
Equity earnings in affiliate	1,406	(2,254)
Bad debt expense	(1,926)	—
Gain on sale of assets	(537)	—
Mark-to-market on Stonepeak Warrant	10,234	(22)
Net gain on commodity derivative contracts	—	(4,008)
Net cash settlements received on commodity derivative contracts	101	2,394
Gain on Nuvve Holding Warrants	(160)	—
Unit-based compensation	2,291	823
Amortization of intangible assets	10,093	10,093
Changes in Operating Assets and Liabilities:
Accounts receivable	(5,161)	(6,994)
Accounts receivable - related entities	—	6,719
Prepaid expenses	(99)	393
Other assets	118	(96)
Accounts payable and accrued liabilities	50,663	(300)
Accounts payable and accrued liabilities- related entities	(8,075)	1,591
Other long-term liabilities	338	—
Net cash provided by operating activities	24,810	24,443
Cash flows from investing activities:
Proceeds from sales of oil and natural gas properties	15,721	—
Development of oil and natural gas properties	—	5
Construction of gathering and transportation assets	(41)	(182)
Contributions to equity affiliates	(232)	—
Net cash provided by (used in) investing activities	15,448	(177)
Cash flows from financing activities:
Repayment of debt	(61,800)	(34,000)
Proceeds from issuance of debt	5,500	7,000
Issuance of common units	17,051	—
Payments for offering costs	(582)	—
Units tendered by employees for tax withholdings	—	(41)
Debt issuance costs	(742)	(132)
Net cash used in financing activities	(40,573)	(27,173)
Net decrease in cash and cash equivalents	(315)	(2,907)
Cash and cash equivalents, beginning of period	1,718	5,099
Cash and cash equivalents, end of period	$1,403	$2,192
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$139	$243
Cash paid during the period for interest	$2,184	$4,259

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	1,511,138	1,879	1,879
Common units issued as Class C Preferred distributions	34,720,360	25,685	25,685
Net loss	—	(34,805)	(34,805)
Partners' Deficit, March 31, 2021	56,185,378	(160,785)	(160,785)
Unit-based compensation programs	—	206	206
Issuance of common units, net of offering costs of $0.3 million	8,774,888	6,720	6,720
Common units issued as Class C Preferred distributions	13,763,249	12,869	12,869
Net loss	—	(27,796)	(27,796)
Partners' Deficit, June 30, 2021	78,723,515	(168,786)	(168,786)
Unit-based compensation programs	—	206	206
Issuance of common units, net of offering costs of $0.2 million	9,728,854	9,753	9,753
Common units issued as Class C Preferred distributions	8,012,850	12,869	12,869
Net loss	—	(28,460)	(28,460)
Partners' Deficit, September 30, 2021	96,465,219	$(174,418)	$(174,418)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)
Unit-based compensation programs	(23,387)	243	243
Units tendered by SOG employees for tax withholdings	(88,819)	(31)	(31)
Net loss	—	(41,341)	(41,341)
Partners' Deficit, March 31, 2020	19,975,256	(76,929)	(76,929)
Unit-based compensation programs	(126)	266	266
Units tendered by SOG employees for tax withholdings	(19,867)	(11)	(11)
Net loss	—	(22,617)	(22,617)
Partners' Deficit, June 30, 2020	19,955,263	(99,291)	(99,291)
Unit-based compensation programs	(1,383)	314	314
Net loss	—	(24,617)	(24,617)
Partners' Deficit, September 30, 2020	19,953,880	$(123,594)	$(123,594)

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

3. DISCONTINUED OPERATIONS

Palmetto Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Palmetto Effective Time”), SEP Holdings IV, LLC (“SEP IV”), a wholly-owned subsidiary of the Partnership entered into a purchase agreement (the “Palmetto PSA”) with Westhoff Palmetto LP (“Palmetto Buyer”), pursuant to which SEP IV sold to Palmetto Buyer specified wellbores and other associated assets located in Gonzales and Dewitt Counties, Texas (the “Palmetto Assets”) for a base purchase price of approximately $11.5 million, including the impact of final post-closing adjustments (the “Palmetto Divestiture”). Pursuant to the Palmetto PSA, other than a limited amount of retained obligations, Palmetto Buyer has agreed to assume all obligations relating to the Palmetto Assets that arose on or after the Palmetto Effective Time. The Palmetto PSA contains customary representations and warranties by SEP IV and Palmetto Buyer, and SEP IV and Palmetto Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Palmetto Divestiture closed simultaneously with the execution of the Palmetto PSA and we recorded a gain of approximately $0.3 million on the sale.

Maverick Divestitures

On April 30, 2021, but effective March 1, 2021 (the “Maverick Effective Time”), SEP IV entered into a purchase agreement (the “Maverick PSA”) with Bayshore Energy TX LLC (“Maverick Buyer”), pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas (the “Maverick 1 Assets”) for a base purchase price of approximately $2.8 million, which remains subject to final post-closing adjustments expected in the fourth quarter of 2021 (the “Maverick 1 Divestiture”). Pursuant to the Maverick PSA, other than a limited amount of retained obligations, Maverick Buyer has agreed to assume all obligations relating to the Maverick 1 Assets that arose on or after the Maverick Effective Time. The Maverick PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Maverick 1 Divestiture closed simultaneously with the execution of the Maverick PSA.

Also on April 30, 2021, SEP IV entered into a letter agreement with Maverick Buyer (the “Maverick Letter Agreement”) pursuant to which SEP IV agreed to sell additional other specified wellbores and other associated assets located in Zavala and Dimmit Counties, Texas (the “Maverick 2 Assets”) for a base purchase price of approximately $1.4 million, which remains subject to final post-closing adjustments expected in the fourth quarter of 2021 (the “Maverick 2 Divestiture”). The closing of the Maverick 2 Divestiture was conditioned upon SEP IV obtaining certain consents and complying with other preferential rights related to the Maverick 2 Assets. Following the entrance into the Maverick Letter Agreement, SEP IV complied with the preferential rights and obtained multiple consents related to the Maverick 2 Assets. SEP IV did not obtain one of the required consents and, as a result, the Maverick 2 Assets subject to such consent were removed from the Maverick 2 Assets included in the Maverick 2 Divestiture (the “Updated Maverick 2 Assets”) and the base purchase price was adjusted downward by approximately $31,000.

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

On August 13, 2021, but effect as of the Maverick Effective Time, SEP IV and Maverick Buyer entered into a Purchase Agreement (the “Maverick 3 PSA”) pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas, including the remaining Maverick 2 Assets excluded from the original closing of the Maverick 2 Divestiture (the “Maverick 3 Assets”) for a base purchase price of approximately $31,000, which remains subject to final post-closing adjustments expected in the fourth quarter of 2021 (the “Maverick 3 Divestiture” and together with the Maverick 1 Divestiture and the Maverick 2 Divestiture, the “Maverick Divestitures”). Pursuant to the Maverick 3 PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations and liabilities related to the Maverick 3 Assets that arose on or after the Maverick Effective Time. The Maverick 3 PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 3 Divestiture closed simultaneously with the execution of the Maverick 3 PSA.

We recorded a net gain of approximately $0.2 million related to the Maverick Divestitures.

Information related to the upstream oil and natural gas assets sold have been reflected in the condensed consolidated financial statements as discontinued operations. The following table presents the results of operations and the gain on disposal which has been included in discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Natural gas sales	$—	$16	$255	$334
Oil sales	5	1,755	3,241	9,129
Natural gas liquid sales	—	69	182	170
Total revenues	5	1,840	3,678	9,633
Expenses
Operating expenses
Lease operating expenses	20	891	1,797	3,859
Production taxes	—	112	160	262
Gain on sale of assets	(203)	—	(537)	—
Depreciation, depletion and amortization	—	360	439	1,856
Asset impairments	—	—	—	23,247
Accretion expense	—	55	73	159
Total operating expenses	(183)	1,418	1,932	29,383
Income (loss) before income taxes	188	422	1,746	(19,750)
Income tax expense (benefit)	1	3	457	(137)
Income (loss) from discontinued operations	$187	$419	$1,289	$(19,613)

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

Disaggregation of Revenue

We recognized revenue of approximately $16.9 million and $35.3 million for the three and nine months ended September 30, 2021, respectively. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The Firm Transportation Service Agreement, dated September 1, 2017, by and between Seco Pipeline, LLC and SN Catarina, LLC (the “Seco Pipeline Transportation Agreement”) is the only contract that we historically accounted for under ASC 606. The Seco Pipeline Transportation Agreement was terminated by Mesquite effective February 12, 2020. The Gathering Agreement is classified as an operating lease and is accounted for under ASC 842, “Leases” and is reported as gathering and transportation lease revenues in our condensed consolidated statements of operations.

We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”

Performance Obligations

Pursuant to the Seco Pipeline Transportation Agreement, we agreed to provide transportation services of certain quantities of natural gas from the receipt point to the delivery point. Each MMBtu of natural gas transported is distinct and the transportation services performed on each distinct molecule of product is substantially the same in nature. We applied the series guidance and treated these services as a single performance obligation satisfied over time using volumes delivered as the measure of progress. The Seco Pipeline Transportation Agreement required payment within 30 days following the calendar month of delivery.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At September 30, 2021 and December 31, 2020, our accounts receivables from contracts with customers were zero and approximately $1.9 million, respectively.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Fair Value Measurements at September 30, 2021
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$160	$—	$160
Other liabilities
Stonepeak Warrant	—	(11,654)	—	(11,654)
Total	$—	$(11,494)	$—	$(11,494)

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Other liabilities
Stonepeak Warrant	—	(1,418)	—	(1,418)
Total	$—	$(1,418)	$—	$(1,418)

As of September 30, 2021 and December 31, 2020, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

The following table summarizes the non-recurring fair value measurements of our production assets as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Impairment(a)	$—	$—	$12,884
Total net assets	$—	$—	$12,884
(a)	During the year ended December 31, 2020, we recorded a non-cash impairment charge of $23.4 million to impair our producing oil and natural gas properties and $0.9 million to impair the Seco Pipeline. The carrying values of the impaired properties were reduced to a fair value of approximately $12.9 million, estimated using inputs characteristic of a Level 3 fair value measurement.

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

Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6. “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets.

Stonepeak Warrant – As part of the Exchange (as defined in Note 15. “Partners’ Capital”), the Partnership issued to Stonepeak Catarina the Stonepeak Warrant which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant is valued using ten percent of the Partnership’s junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurement of the Stonepeak Warrant as Level 2 and is presented within other liabilities on the condensed consolidated balance sheets.

Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of September 30, 2021 and December 31, 2020, the fair value of the earnout was determined to be zero.

6. DERIVATIVE AND FINANCIAL INSTRUMENTS

On May 17, 2021, the Partnership entered into a letter agreement (the “Levo Letter Agreement”) with Nuvve Holding Corp. (“Nuvve Holding”) and Stonepeak Rocket Holdings LP (“Stonepeak Rocket”), relating to the proposed formation of a joint venture, Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”). In connection with the Levo Letter Agreement, on May 17, 2021, Nuvve Holding issued ten-year warrants to the Partnership as follows: (i) Series B Warrants to purchase 200,000 shares of Nuvve Holding’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance, (ii) Series C warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures; (iii) Series D warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures; (iv) Series E warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and (v) Series F warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures (collectively the “Nuvve Holding Warrants”).The Nuvve Holding Warrants are accounted for in accordance with Topic 815, “Derivatives and Hedging,” and are recorded on the condensed consolidated balance sheets at fair value. Changes in the Nuvve Holding Warrants fair value are recognized in earnings and included in other income on the condensed consolidated statements of operations.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

Nine Months Ended
September 30, 2021
Beginning fair value of warrants	$—
Net gain (loss) on warrants	160
Ending fair value of warrants	$160

To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we historically entered into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. We did not hedge any of our expected production volumes for 2021. Our historical hedging activities were intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It was never our intention to enter into derivative contracts for speculative trading purposes.

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

The effect of derivative instruments on our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2020 was as follows (in thousands). As disclosed above, we did not hedge any of our expected production volumes for 2021.

	Location of Gain (Loss)	Three Months Ended September 30,	Nine Months Ended September 30,
Derivative Type	in Income	September 30, 2020	September 30, 2020
Commodity – Mark-to-Market	Income (loss) from discontinued operations	$(115)	$3,912
Commodity – Mark-to-Market	Income (loss) from discontinued operations	(55)	96
		$(170)	$4,008

Earnout Derivative

Refer to Note 5 “Fair Value Measurements.”

7. DEBT

Credit Agreement

We have entered into a credit facility with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended through the date of the Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of August 20, 2021 (the “Credit Agreement”).  The Credit Agreement provides a quarterly amortizing term loan of $65.0 million (the “Term Loan”) and a maximum revolving credit amount of $5.0 million (the “Revolving Loan”). The Credit Agreement matures on September 30, 2023. Borrowings under the Credit Agreement are secured by various mortgages of midstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of September 30, 2021, we had approximately $54.7 million of debt outstanding, consisting of approximately $52.2 million under the Term Loan and approximately $2.5 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. The maximum revolving credit amount is $5.0 million leaving us with approximately $2.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2021.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the LIBOR plus an applicable margin between 2.75% and 3.50% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.75% and 2.50% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.500% per annum based on the unutilized portion of the Revolving Loan. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions to unitholders.

In addition, we are required to maintain the following financial covenants:

●	current assets to current liabilities, excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
●	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.25 to 1.00.

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

At September 30, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan, we expect these quarterly amortizing payments will be made from our operating cash flows and other capital resources.  However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.

Debt Issuance Costs

As of September 30, 2021 and December 31, 2020, our unamortized debt issuance costs were approximately $0.7 million and $0.8 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended September 30, 2021 and 2020 was approximately $0.3 million and $0.2 million, respectively. Amortization of debt issuance costs recorded during the nine months ended September 30, 2021 and 2020 was approximately $0.8 million and $0.6 million, respectively.

8. GATHERING AND TRANSPORTATION ASSETS

Gathering and transportation assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Gathering and transportation assets
Midstream assets	$187,899	$187,977
Less: Accumulated depreciation and impairment	(87,991)	(82,710)
Total gathering and transportation assets, net	$99,908	$105,267

Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and amortization of gathering and transportation related assets	$1,778	$1,830	$5,337	$5,419
Amortization of intangible assets	3,365	3,363	10,093	10,093
Total depreciation and amortization	$5,143	$5,193	$15,430	$15,512

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

The following table is a reconciliation of changes in ARO for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Asset retirement obligation, beginning balance	$4,313	$3,958
Accretion expense	287	355
Asset retirement obligation, ending balance	$4,600	$4,313

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the nine months ended

September 30, 2021 and the year ended December 31, 2020, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the nine months ended September 30, 2021, obligations were relieved as part of the Palmetto Divestiture and the Maverick Divestitures.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of September 30, 2021 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the nine months ended September 30, 2021 and 2020 was approximately $10.1 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	September 30,	December 31,
	2021	2020
Beginning balance	$131,786	$145,246
Amortization	(10,093)	(13,460)
Ending balance	$121,693	$131,786

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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (the “Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II”), located in Bee County, Texas, to the Carnero JV, which expands the processing capacity of the Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to the Carnero JV resulting in the Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) the Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage is collectively referred to as Mesquite’s “Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Mesquite, which was approved by all of the unaffiliated Comanche Asset working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II. Prior to execution of the agreement, volumes from the Comanche Asset were gathered and processed on an interruptible basis, with the processing capabilities of the Carnero JV limited by the capacity of the Raptor Gas Processing Facility. As a result of the Carnero JV Transaction, we now record our share of earnings and losses from the Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. HLBV is a balance-sheet approach that calculates the amount we would have received if the Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations. In the event of liquidation of the Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.

As of September 30, 2021 the Partnership had paid approximately $124.4 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended September 30, 2021, the Partnership recorded an insignificant amount of earnings in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the nine months ended September 30, 2021, the Partnership recorded losses of approximately $0.5 million in equity investments from the Carnero JV, which was compounded by approximately $0.9 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $11.9 million were received during the nine months ended September 30, 2021.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Sales	$78,026	$55,578
Total expenses	74,662	44,965
Net income	$3,364	$10,613

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of September 30, 2021. For the nine months ended September 30, 2021, we made no payments to Mesquite related to the earnout.

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

14. UNIT-BASED COMPENSATION

The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2020	683,171	$2.68
Granted	1,651,785	1.12
Returned/Cancelled	(140,647)	2.37
Outstanding at September 30, 2021	2,194,309	$1.53

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

As of September 30, 2021, 7,619,823 common units remained available for future issuance to participants under the LTIP.

15. PARTNERS’ CAPITAL

Outstanding Units

As of September 30, 2021, we had 36,474,436 Class C Preferred Units outstanding and 96,465,219 common units outstanding which included 2,194,309 unvested restricted common units issued under the LTIP.

Common Unit Issuances

We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of September 30, 2021, the number of units to be issued under the Shared Services Agreement is 14,611,540.

Class C Preferred Units

On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Stonepeak Warrant in a private placement transaction (the “Exchange”). On February 24, 2021, the Partnership and Stonepeak entered into Amendment No. 1 to the Stonepeak Warrant, on May 4, 2021, the Partnership and Stonepeak entered into Amendment No. 2 to the Stonepeak Warrant, and on August 2, 2021, the Partnership and Stonepeak entered into Amendment No. 3 to the Stonepeak Warrant.

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

The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	September 30,	December 31,
	2021	2020
Class C Preferred Units, beginning balance	$345,205	$281,688
Accretion of discount	37,671	38,938
Distribution accrual	—	24,579
Class C Preferred Units, ending balance	$382,876	$345,205

The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

	Class C Preferred	Date of	Date of	Date of
Three Months Ended	PIK Distribution	Declaration	Record	Distribution
December 31, 2019	1,039,314	February 13, 2020	February 28, 2020	February 20, 2020
March 31, 2020	1,071,793	April 29, 2020	May 20, 2020	May 29, 2020
June 30, 2020	1,105,286	July 31, 2020	August 20, 2020	August 31, 2020

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

Stonepeak Warrant

On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Stonepeak Warrant, which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheet. Changes in the fair value of the Stonepeak Warrant are charged to interest expense in our condensed consolidated statements of operations.

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

16. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $76.5 million.

As of September 30, 2021, the Partnership had invested approximately $124.4 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Acquisitions, earnout and capital investments	$128,483	$128,251
Earnings in equity investments	29,049	30,455
Distributions received	(81,017)	(69,071)
Maximum exposure to loss	$76,515	$89,635

17. SUBSEQUENT EVENTS

NYSE American Update

On October 4, 2021, the NYSE American informed us that we regained compliance with the NYSE American Company Guide (the “Company Guide”) by meeting the requirements of the $50 million market capitalization exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide. At the opening of trading on October 5, 2021, the below compliance (“.BC”) indicator was no longer disseminated and the Partnership was removed from the list of NYSE American noncompliant issuers on the NYSE American’s website.

Mesquite Adversary Proceeding

On October 15, 2021, Mesquite and SN Catarina, LLC (collectively, the “Mesquite Plaintiffs”) initiated adversary proceeding 21-03931 (MI) against the Partnership and Catarina Midstream, LLC (“Catarina Midstream”) in the Bankruptcy Court (the “Mesquite Adversary”). In the Mesquite Adversary, the Mesquite Plaintiffs seek recharacterization of the September 2015 transaction pursuant to which the Partnership acquired from SN Catarina all of SN Catarina’s interest in Catarina Midstream, including the gathering assets then-owned by SN Catarina (the “Catarina Arrangement”), as a disguised financing. The Mesquite Plaintiffs claim that SN Catarina is the legal owner of the gathering system subject to that transaction and demand its return.

The Mesquite Plaintiffs also assert various claims for constructive and actual fraudulent transfer arising from (1) the Catarina Arrangement; (2) payments made by SN Catarina to Catarina Midstream under the Gathering Agreement after Catarina Midstream increased tariff rates for interruptible throughput volumes from the eastern portion (“Eastern Catarina”) of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas; and (3) payments made by SN Catarina to Catarina Midstream for the incremental infrastructure fee under the Gathering Agreement amendment and on a month-to-month basis by mutual agreement of the parties after the amendment’s expiration. The Mesquite Plaintiffs seek declaratory relief related to the recharacterization claim as well as avoidance of the alleged constructive and actual fraudulent transfers and recovery of the amounts transferred to Catarina Midstream.

Stonepeak Letter Agreement Election

On October 29, 2021, pursuant to the terms of the Stonepeak Letter Agreement, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2021, in common units. In accordance with the Stonepeak Letter Agreement, the Partnership will issue 10,832,186 common units to Stonepeak on November 22, 2021 (the “Q321 Stonepeak Units”).

HOBO Transaction; New Management Team Hires

On November 3, 2021, the Partnership entered into a Framework Agreement (the “Framework Agreement”) with HOBO Renewable Diesel LLC (“HOBO”). The Framework Agreement provides that, subject to the satisfaction of applicable conditions precedent, the Partnership will fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities. HOBO’s initial project is a 9,000 barrel per day (120 million gallons per year) renewable diesel production facility to be located in Clinton, Iowa (the “Initial Project”).

Subject to the satisfaction of certain conditions, including HOBO securing a long-term strategic offtake agreement for the Initial Project, the Partnership will exclusively fund the development and construction of the Initial Project and future renewable fuels projects that can produce renewable diesel and sustainable aviation fuel (“SAF”) and contribute to the advancement of the transition to a low-carbon world. Renewable diesel and SAF are unique drop-in fuels that are immediately consumable by existing automotive and airplane engines and reduce carbon emissions relative to petroleum based products. These drop-in fuels are in increasingly high demand by customers, including the US federal government, as more organizations embrace de-carbonization. HOBO and the Partnership are also considering incorporation of additional carbon reduction opportunities into the Initial Project and future projects which the management teams believe could result in the production of some of the lowest carbon intensity fuels in the US. We refer to the transactions described above or otherwise contemplated by the Framework Agreement as the “HOBO Transaction.”

In furtherance of the Initial Project and to support the Partnership’s energy transition focus, key members of the HOBO leadership team will join the Partnership’s management team effective December 1st, 2021. HOBO Co-Founder and Chief Executive Officer Randy Gibbs will join as the new Chief Executive Officer, and as a member of the Board, HOBO Co-Founder and President Mike Keuss will join as the new President and Chief Operating Officer, and HOBO’s Chief Financial Officer Jonathan Hartigan will join as the new President and Chief Investment Officer (the “New Executives”).  Each of the New Executives accepted employment effective November 3, 2021, and will transition to their respective director and executive roles effective December 1, 2021.  The New Executives have each had long and successful careers in both the fossil fuel and renewable energy spaces and bring extensive experience in project development, engineering, operations, and financing to the Partnership’s management team.

In connection with the management team hires, the Partnership’s general partner entered into Executive Services Agreements with each of the New Executives and issued awards under the Evolve Transition Infrastructure 2021 Equity Inducement Award Plan totaling 14,100,000 common units, and under the Partnership’s Long-Term Incentive Plan (the “LTIP”) totaling 3,600,000 common units (such 17,700,000 common units, collectively, the “New Executive Units”).  The New Executive Units are subject to vesting in three separate tranches if certain performance conditions with respect to the Initial Project are satisfied or if certain performance metrics relating to total unitholder return are satisfied.

Resignation of Chief Executive Officer; Transition Agreement

On November 3, 2021, Gerald Willinger, the current Chief Executive Officer of the Partnership’s general partner, resigned from his position as Chief Executive Officer of the Partnership’s general partner and a member of the Board, effective November 30, 2021 and at such time that is immediately prior to December 1, 2021.  Mr. Willinger will assist in the onboarding of new management in November to ensure a smooth transition. In connection with Mr. Willinger’s departure, on November 3, 2021, the Partnership’s general partner entered into a Separation and Transition Agreement with Mr. Willinger.

Amendments to Stonepeak Warrant

As previously disclosed, the LTIP provides that upon the issuance of additional common units from time to time, the maximum number of common units that may be delivered or reserved for delivery with respect to the LTIP shall be automatically increased (each such increase, an “LTIP Increase”) by a number of common units equal to the lesser of (i) fifteen percent (15%) of such additional common units, or (ii) such lesser number of common units as determined by the Board.

On October 29, 2021, the Board determined that the LTIP Increase with respect to the Q321 Stonepeak Units will be fifteen percent (15%). On November 5, 2021, the Partnership and Stonepeak entered into Amendment No. 4 to the Stonepeak Warrant to exclude from the Stonepeak Warrant the 1,624,828 Common Units included in the LTIP Increase resulting from the issuance of the Q321 Stonepeak Units, resulting in an additional 1,624,828 Common Units being reserved for delivery with respect to the LTIP.

On November 9, 2021, the Board determined that the LTIP Increase with respect to the New Executive Units will be fifteen percent (15%), resulting in an additional 2,655,000 common units being reserved for delivery with respect to the LTIP. On November 9, 2021, the Partnership and Stonepeak entered into Amendment No. 5 to the Stonepeak Warrant to exclude from the Stonepeak Warrant both the New Executive Units and the 2,655,000 Common Units included in the LTIP Increase resulting from the issuance of the New Executive Units.

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

Developments during the Quarter Ended September 30, 2021

Eleventh Amendment to Credit Agreement

On July 28, 2021, we entered into the Eleventh Amendment with the guarantors party thereto, Royal Bank of Canada, as administrative agent (“RBC”) and the lenders party thereto. Pursuant to the Eleventh Amendment, the parties agreed to, among other things: (a) amend the definition of “Excluded Cash” to include (i) cash and cash equivalents set aside by us for the purposes of making a Levo JV Investment (as defined in the Credit Agreement), (ii) cash and cash equivalents of up to $1 million for the proceeds of the issuance or at-the-market sale of our equity interests, and (iii) cash and cash equivalents received by us from Stonepeak Investors (as defined in the Credit Agreement) for the purposes of making a Levo JV Investment, in each case, subject to prior or concurrent written notice to Royal Bank of Canada, as administrative agent, of the amounts and our intention to use such amounts for purposes of making a Levo JV Investment in accordance with the Credit Agreement; and (b) expand the exemptions under the Investments, Loans and Advances negative covenant to permit (i) the payment or reimbursement by us of up to $350,000 in legal and due diligence costs of Levo Mobility LLC (“Levo”), (ii) any Levo JV Investment made by us using cash or cash equivalent proceeds of a concurrent contribution of capital to us from Stonepeak Investors, or (iii) additional Levo JV Investments, capped at $1 million, made by us from the proceeds of the issuance or at-the-market sale by us of any equity interests in the Partnership.

Carnero JV Litigation

On July 30, 2021, the Carnero G&P, LLC (“Carnero JV”) initiated suit against Mesquite and SN EF UnSub, LP, Eagle Ford TX LP, Venado EF L.P., Mitsui E&P Texas LP (collectively, the “WIP Defendants”) in the 269th Judicial District Court of Harris County, Texas (the “Carnero JV Litigation”). In the Carnero JV Litigation, the Carnero JV seeks declarations from the Court regarding Mesquite’s and the WIP Defendants’ respective obligations to deliver gas from the over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage, collectively, the “Comanche Asset”) to the Carnero JV under the long-term firm gas gathering and processing agreement between Mesquite and the Carnero JV, which was agreed to by the WIP Defendants.

Levo JV Completion

On August 4, 2021, the Partnership, Stonepeak Rocket Holdings LP (“Stonepeak Rocket”) and Nuvve Holding Corp. (“Nuvve Holdings”) completed the formation of Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”).

Levo JV LLC Agreement

In connection with the Levo JV, the Partnership, Stonepeak Rocket, Nuvve Corporation (“Nuvve”), a wholly-owned subsidiary of Nuvve Holding, and Levo JV entered into an Amended and Restated Limited Liability Company Agreement for Levo (the “Levo LLC Agreement”). Pursuant to the Levo LLC Agreement, we and Stonepeak Rocket plan to make capital contributions to Levo in an aggregate amount of up to $750 million to finance Levo’s business, with a maximum of $75 million of such capital contributions being funded by us.

The Levo LLC Agreement governs the affairs of Levo and the conduct of its business. The membership interests authorized by the Levo LLC Agreement consist of Class A Common Units, Class B Preferred Units, Class C Common Units and Class D Incentive Units. On August 4, 2021 in connection with the signing of the Levo LLC Agreement, Levo issued 2,800 Class B Preferred Units to Stonepeak Rocket, 1 Class B Preferred Unit to us, 441,000 Class C Common Units to Stonepeak Rocket, 49,000 Class C Common Units to us and 510,000 Class A Common Units to Nuvve Holding. Stonepeak Rocket agreed to pay to Levo an aggregate purchase price of $2,800,044.10 for its Class B Preferred Units and Class C Common Units. We agreed to pay to Levo an aggregate purchase price of $1,004.90 for our Class B Preferred Unit and Class C Common Units. Each of us and Stonepeak Rocket are able to receive additional Class B Preferred Units in consideration for each $1,000 in additional capital contributions we make.

Maverick Divestiture

On August 13, 2021, but effect as of March 1, 2021 (the “Maverick Effective Time”), SEP Holdings IV, LLC (“SEP IV”) and Bayshore Energy TX LLC (“Maverick Buyer”) entered into a Purchase Agreement (the “Maverick 3 PSA”) pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas, including the remaining assets excluded from the closing of the Maverick 2 Divestiture (as defined in Part I, Item 1. Note 3 “Discontinued Operations”) (the “Maverick 3 Assets”) for a base purchase price of approximately $31,000, which remains subject to final post-closing adjustments expected in the fourth quarter of 2021 (the “Maverick 3 Divestiture”). Pursuant to the Maverick 3 PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations and liabilities related to the Maverick 3 Assets that arose on or after the Maverick Effective Time. The Maverick 3 PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 3 Divestiture closed simultaneously with the execution of the Maverick 3 PSA.

Twelfth Amendment to Credit Agreement

On August 20, 2021, we entered into the Twelfth Amendment with the guarantors party thereto, each of the lenders party thereto and RBC, as administrative agent, collateral agent and letter of credit issuer (the Credit Agreement, as amended prior to the effectiveness of the Twelfth Amendment, the “Existing Credit Agreement”). Immediately prior to the effectiveness of the Twelfth Amendment, RBC, in its capacity as a lender under the Existing Credit Agreement, entered into that certain Assignment of Secured Indebtedness with each of the other lenders under the Existing Credit Agreement pursuant to which RBC purchased from each such other lender, all of such lender’s right, title and interest in and to the Existing Credit Agreement, including such lender’s portion of outstanding revolving loans, term loans and letter of credit participations. As a result, RBC is currently the sole lender under the Credit Agreement and will provide the entire principal amount of the Amended Credit Facilities (as defined below).

The terms of the Credit Agreement provide for, among other things: (a) extension of the maturity date to September 30, 2023, (b) removal of the borrowing base, and related provisions addressing borrowing base deficiencies and recalculations, (c) a term loan facility in an aggregate principal amount of up to $65 million (the “Term Loan Facility”), (d) a revolving credit facility in an aggregate principal amount of $5 million (the “Revolving Facility” and, together with the Term Loan Facility the “Amended Credit Facilities”), (e) reduction of our mandatory quarterly amortizing payments of outstanding principal of term loans from $10,000,000 per quarter to (i) on September 30, 2021, $3,000,000, which was the amount necessary to reduce the aggregate principal amount under the Term Loan Facility to $62 million, (ii) $3,000,000 per quarter commencing with the quarter ending December 31, 2021, and (iii) $2,000,000 for the quarters ending March 31, 2023 and June 30, 2023, (f) adoption of a Benchmark Replacement (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement) as the Benchmark (as defined in the Credit Agreement) upon the occurrence of certain specified transition events, (g) a new mandatory principal prepayment requirement with respect to certain types of distributions and other payments received from Carnero JV, (h) reduction of our permitted maximum cash balance from $7,500,000 to $3,500,000, (i) permitted energy transition investments with the proceeds of capital contributions and certain equity issuances, and (j) removal of certain representations, warranties, covenants, reporting requirements and agreements of us and the guarantors related to oil and gas properties and interests owned by the guarantors.

In addition, pursuant to the Twelfth Amendment, SEP IV was released as a guarantor under the Credit Agreement.

The terms of the Twelfth Amendment also provide for our ability to implement additional amendments, supplements and other modifications to the Credit Agreement upon achieving certain specified milestone events, which include (a) the closing of certain acquisition and transaction opportunities or (b) the making of certain energy transition investments or realization of other improvements to our midstream business that result in free cash flow projections of us and the guarantors rising above certain levels for the immediately succeeding three-year period. If we achieve a specified milestone event and comply with certain other conditions precedent under the Twelfth Amendment, then the parties agree to implement amendments to the Credit Agreement as described in Exhibit C to the Twelfth Amendment.

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

Throughput Volumes

Our management analyzes our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Mesquite’s Catarina Asset, which is in Dimmit, La Salle and Webb counties in Texas, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Mesquite on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Mesquite or third parties from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, however, Mesquite does not currently transport any volumes on the Seco Pipeline following termination, effective February 12, 2020, of the Firm Transportation Service Agreement, dated September 1, 2017, by and between Seco Pipeline, LLC and SN Catarina, LLC. Future throughput volumes on the pipeline are dependent on execution of a new transportation agreement with Mesquite or execution of an agreement with a third party.

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

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results and guidance presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-Q. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs. Please note that the gathering and transportation lease revenues utilized to determine net loss for the three months ended September 30, 2021 do not net out the approximately $8.3 million of such revenues that have not been collected from Mesquite.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(28,460)	$(24,617)	$(91,058)	$(88,575)
Adjusted by:
Interest expense, net	31,141	24,015	89,525	70,188
Income tax expense (benefit)	(18)	46	440	3
Depreciation, depletion and amortization	5,143	5,553	15,430	17,368
Asset impairments	—	—	—	23,247
Accretion expense	98	144	287	422
Gain on sale of assets	(203)	—	(537)	—
Unit-based compensation expense	206	779	749	1,902
Unit-based asset management fees	2,146	260	4,793	2,221
Distributions in excess of equity earnings	5,384	8,084	14,459	11,398
(Gain) loss on mark-to-market activities	604	875	(160)	(1,401)
Adjusted EBITDA	$16,041	$15,139	$33,928	$36,773

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Western Catarina Midstream:
Oil (MBbl/d)	5.4	7.0	5.8	7.6
Natural gas (MMcf/d)	74.1	92.2	76.8	96.6
Water (MBbl/d)	1.8	3.1	1.9	3.3
Seco Pipeline:
Natural gas (MMcf/d)	—	—	—	0.1

Subsequent Events

NYSE American Update

On October 4, 2021, the NYSE American informed us that we regained compliance with the NYSE American Company Guide (the “Company Guide”) by meeting the requirements of the $50 million market capitalization exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide. At the opening of trading on October 5, 2021, the below compliance (“.BC”) indicator was no longer disseminated and we were removed from the list of NYSE American noncompliant issuers on the NYSE American’s website.

Mesquite Adversary Proceeding

On October 15, 2021, Mesquite and SN Catarina, LLC (collectively, the “Mesquite Plaintiffs”) initiated adversary proceeding 21-03931 (MI) against us and Catarina Midstream, LLC (“Catarina Midstream”) in the Bankruptcy Court (the “Mesquite Adversary”). In the Mesquite Adversary, the Mesquite Plaintiffs seek recharacterization of the September 2015 transaction pursuant to which we acquired from SN Catarina all of SN Catarina’s interest in Catarina Midstream, including the gathering assets then-owned by SN Catarina (the “Catarina Arrangement”), as a disguised financing. The Mesquite Plaintiffs claim that SN Catarina is the legal owner of the gathering system subject to that transaction and demand its return.

The Mesquite Plaintiffs also assert various claims for constructive and actual fraudulent transfer arising from (1) the Catarina Arrangement; (2) payments made by SN Catarina to Catarina Midstream under the Gathering Agreement after Catarina Midstream increased tariff rates for interruptible throughput volumes from Eastern Catarina; and (3) payments made by SN Catarina to Catarina Midstream for the incremental infrastructure fee under the Gathering Agreement amendment and on a month-to-month basis by mutual agreement of the parties after the amendment’s expiration. The Mesquite Plaintiffs seek declaratory relief related to the recharacterization claim as well as avoidance of the alleged constructive and actual fraudulent transfers and recovery of the amounts transferred to Catarina Midstream.

Stonepeak Letter Agreement Election

On October 29, 2021, pursuant to the terms of the Stonepeak Letter Agreement, we received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2021, in common units. In accordance with the Stonepeak Letter Agreement, we will issue 10,832,186 common units to Stonepeak on November 22, 2021 (the “Q321 Stonepeak Units”).

HOBO Transaction; New Management Team Hires

On November 3, 2021, we entered into a Framework Agreement (the “Framework Agreement”) with HOBO Renewable Diesel LLC (“HOBO”). The Framework Agreement provides that, subject to the satisfaction of applicable conditions precedent, we will fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities. HOBO’s initial project is a 9,000 barrel per day (120 million gallons per year) renewable diesel production facility to be located in Clinton, Iowa (the “Initial Project”).

Subject to the satisfaction of certain conditions, including HOBO securing a long-term strategic offtake agreement for the Initial Project, we will exclusively fund the development and construction of the Initial Project and future renewable fuels projects that can produce renewable diesel and sustainable aviation fuel (“SAF”) and contribute to the advancement of the transition to a low-carbon world. Renewable diesel and SAF are unique drop-in fuels that are immediately consumable by existing automotive and airplane engines and reduce carbon emissions relative to petroleum based products. These drop-in fuels are in increasingly high demand by customers, including the US federal government, as more organizations embrace de-carbonization. HOBO and the Partnership are also considering incorporation of additional carbon reduction opportunities into the Initial Project and future projects which the management teams believe could result in the production of some of the lowest carbon intensity fuels in the US.

In furtherance of the Initial Project and to support our energy transition focus, key members of the HOBO leadership team will join our management team effective December 1st, 2021. HOBO Co-Founder and Chief Executive Officer Randy Gibbs will join as the new Chief Executive Officer, and as a member of the Board, HOBO Co-Founder and President Mike Keuss will join as the new President and Chief Operating Officer, and HOBO’s Chief Financial Officer Jonathan Hartigan will join as the new President and Chief Investment Officer (the “New Executives”).  Each of the New Executives accepted employment effective November 3, 2021, and will transition to their respective director and executive roles effective December 1, 2021.  The New Executives have each had long and successful careers in both the fossil fuel and renewable energy spaces and bring extensive experience in project development, engineering, operations, and financing to our management team.

In connection with the management team hires, our general partner entered into Executive Services Agreements with each of the New Executives and issued awards totaling 14,100,000 common units under the Evolve Transition Infrastructure 2021 Equity Inducement Award Plan, and totaling 3,600,000 common units under our Long-Term Incentive Plan (the “LTIP”) (such 17,700,000 common units, collectively, the “New Executive Units”).  The New Executive Units are subject to vesting in three separate tranches if certain performance conditions with respect to the Initial Project are satisfied or if certain performance metrics relating to total unitholder return are satisfied.

Resignation of Chief Executive Officer; Transition Agreement

On November 3, 2021, Gerald Willinger, the current Chief Executive Officer of our general partner, resigned from his position as Chief Executive Officer of our general partner and a member of the Board, effective November 30, 2021 and at such time that is immediately prior to December 1, 2021.  Mr. Willinger will assist in the onboarding of new management in November to ensure a smooth transition. In connection with Mr. Willinger’s departure, on November 3, 2021, our general partner entered into a Separation and Transition Agreement with Mr. Willinger.

Amendments to Stonepeak Warrant

As previously disclosed, the LTIP provides that upon the issuance of additional common units from time to time, the maximum number of common units that may be delivered or reserved for delivery with respect to the LTIP shall be automatically increased (each such increase, an “LTIP Increase”) by a number of common units equal to the lesser of (i) fifteen percent (15%) of such additional common units, or (ii) such lesser number of common units as determined by the Board.

On October 29, 2021, the Board determined that the LTIP Increase with respect to the Q321 Stonepeak Units will be fifteen percent (15%). On November 5, 2021, the Partnership and Stonepeak entered into Amendment No. 4 to the Stonepeak Warrant to exclude from the Stonepeak Warrant the 1,624,828 Common Units included in the LTIP Increase resulting from the issuance of the Q321 Stonepeak Units, resulting in an additional 1,624,828 Common Units being reserved for delivery with respect to the LTIP.

On November 9, 2021, the Board determined that the LTIP Increase with respect to the New Executive Units will be fifteen percent (15%), resulting in an additional 2,655,000 common units being reserved for delivery with respect to the LTIP. On November 9, 2021, the Partnership and Stonepeak entered into Amendment No. 5 to the Stonepeak Warrant to exclude from the Stonepeak Warrant both the New Executive Units and the 2,655,000 Common Units included in the LTIP Increase resulting from the issuance of the New Executive Units.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Variance
Revenues:
Gathering and transportation lease revenues	$16,868	$10,670	$6,198	58%
Total revenues	16,868	10,670	6,198	58%
Expenses
Operating expenses
Transportation operating expenses	2,065	2,455	(390)	(16)%
General and administrative expenses	4,460	2,693	1,767	66%
Unit-based compensation expense	206	779	(573)	(74)%
Depreciation and amortization	5,143	5,193	(50)	(1)%
Accretion expense	98	89	9	10%
Total operating expenses	11,972	11,209	763	7%
Other (income) expense
Interest expense, net	31,141	24,015	7,126	30%
Loss from equity investment	1,734	441	1,293	NM (a)
Other (income) expense	687	(2)	689	NM (a)
Total other expenses	33,562	24,454	9,108	37%
Total expenses	45,534	35,663	9,871	28%
Loss before income taxes	(28,666)	(24,993)	(3,673)	15%
Income tax (benefit) expense	(19)	43	(62)	(144)%
Loss from continuing operations	(28,647)	(25,036)	(3,611)	14%
Income (loss) from discontinued operations	187	419	(232)	(55)%
Net loss	$(28,460)	$(24,617)	$(3,843)	16%
(a)	Variances deemed to be Not Meaningful “NM.”

Gathering and transportation lease revenues. Gathering and transportation lease revenues increased approximately $6.2 million, or 58%, to approximately $16.9 million for the three months ended September 30, 2021, compared to approximately $10.7 million for the same period in 2020. This increase was primarily the result of an increase in the rate charged for hydrocarbons transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement.  This increase was partially offset by a decrease in throughput. As discussed in “Part II-Other Information, Item 1. Legal Proceedings,” SN Catarina has failed to pay the increased rate for the throughput outside the dedicated acreage. For the three months ended September 30, 2021, approximately $8.3 million of the gathering and transportation lease revenues have not been collected.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $0.4 million, or 16%, to approximately $2.1 million for the three months ended September 30, 2021 compared to approximately $2.5 million for the same period in 2020. This decrease was due to the nature of operating expenses being dependent on throughput.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended September 30, 2021 compared to the same period in 2020.

Loss from equity investment. Loss from equity investments increased approximately $1.3 million to a loss of approximately $1.7 million for the three months ended September 30, 2021, compared to a loss of approximately $0.4 million for the same period in 2020. The increase in loss was primarily the result of lower margins between the comparative periods.

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased by approximately $1.8 million, or 66%, to approximately $4.5 million for the three months ended September 30, 2021 compared to approximately $2.7 million for the same period in 2020. The increase was primarily the result of an increase in the market-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $1.9 million as a result of the increase in the market price of our common units during the period.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.6 million, or 74%, to approximately $0.2 million for the three months ended September 30, 2021, compared to approximately $0.8 million for the same period in 2020.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $7.1 million, or 30%, to approximately $31.1 million for the three months ended September 30, 2021 compared to approximately $24.0 million for the same period in 2020. This increase was the result of an increase in common unit price and junior securities deemed outstanding causing the Stonepeak Warrant value to increase. Cash interest expense for the three months ended September 30, 2021 was approximately $0.5 million compared to approximately $1.1 million for the same period in 2020. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax (benefit) expense. Income tax benefit was approximately $19.3 thousand for the three months ended September 30, 2021, compared to an expense of approximately $42.8 thousand for the same period in 2020. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other expense for the three months ended September 30, 2021, was an approximate $0.7 million compared to an insignificant of income during the three months ended September 30, 2020. The primary loss for the three months ended September 30, 2021, relates to the mark-to-market impact of the Nuvve Holding Warrants which we received in May 2021.

Results of Operations

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Variance
Revenues:
Gathering and transportation sales	$—	$785	$(785)	(100)%
Gathering and transportation lease revenues	35,304	34,615	689	2%
Total revenues	35,304	35,400	(96)	(0)%
Expenses
Operating expenses
Transportation operating expenses	6,421	7,641	(1,220)	(16)%
General and administrative expenses	13,964	10,980	2,984	27%
Unit-based compensation expense	749	1,902	(1,153)	(61)%
Depreciation and amortization	15,430	15,512	(82)	(1)%
Accretion expense	287	263	24	9%
Total operating expenses	36,851	36,298	553	2%
Other (income) expense
Interest expense, net	89,525	70,188	19,337	28%
Loss (earnings) from equity investment	1,406	(2,254)	3,660	NM (a)
Other income, net	(114)	(10)	(104)	NM (a)
Total other expenses	90,817	67,924	22,893	34%

Total expenses	127,668	104,222	23,446	22%
Loss before income taxes	(92,364)	(68,822)	(23,542)	34%
Income tax (benefit) expense	(17)	140	(157)	(112)%
Loss from continuing operations	(92,347)	(68,962)	(23,385)	34%
Income (loss) from discontinued operations	1,289	(19,613)	20,902	(107)%
Net loss	$(91,058)	$(88,575)	$(2,483)	3%
(a)	Variances deemed to be Not Meaningful “NM.”

Gathering and transportation lease revenues. Gathering and transportation lease revenues increased approximately $0.7 million, or 2%, to approximately $35.3 million for the nine months ended September 30, 2021, compared to approximately $34.6 million for the same period in 2020. This increase was primarily the result of an increase in the rate charged for hydrocarbons transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement, effective as of July 1, 2021.  This increase was partially offset by a decrease in throughput. As discussed in “Part II-Other Information, Item 1. Legal Proceedings,” SN Catarina has failed to pay the increased rate for the throughput outside the dedicated acreage. For the nine months ended September 30, 2021, approximately $8.3 million of the gathering and transportation lease revenues have not been collected.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $1.2 million, or 16%, to approximately $6.4 million for the nine months ended September 30, 2021 compared to approximately $7.6 million for the same period in 2020. This decrease was due to the nature of operating expenses being dependent on throughput.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the nine months ended September 30, 2021 compared to the same period in 2020.

Loss (earnings) from equity investment. Loss from equity investments increased approximately $3.7 million to loss of approximately $1.4 million for the nine months ended September 30, 2021, compared to earnings of approximately $2.3 million for the same period in 2020. This increase was primarily the result of lower margins between the comparative periods.

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased by approximately $3.0 million, or 27%, to approximately $14.0 million for the nine months ended September 30, 2021 compared to approximately $11.0 million for the same period in 2020. The increase was primarily the result of bad debt expenses of approximately $1.9 million and an increase in the market-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $2.4 million as a result of the increase in the market price of our common units during the period, partially offset by a reduction in legal and professional services. Cash general and administrative expense for the nine months ended September 30, 2021 was approximately $7.2 million compared to approximately $8.6 million for the same period in 2020. The decrease in cash general and administrative expenses was primarily the result of lower professional fees when compared to the professional fees attributable to negotiation of the Settlement Agreement and related agreements with Mesquite during the nine months ended September 30, 2020.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $1.2 million, or 61%, to approximately $0.7 million for the nine months ended September 30, 2021, compared to approximately $1.9 million for the same period in 2020.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $19.3 million, or 28%, to approximately $89.5 million for the nine months ended September 30, 2021 compared to approximately $70.2 million for the same period in 2020. This increase was the result of higher distributions on the Class C Preferred Units and an increase in common unit price and junior securities deemed outstanding causing the Stonepeak Warrant value to increase. Cash interest expense for the nine months ended September 30, 2021 was approximately $2.2 million compared to approximately $4.2 million for the same period in 2020. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.

Income tax (benefit) expense. Income tax benefit was approximately $16.6 thousand for the nine months ended September 30, 2021, compared to an expense of approximately $139.9 thousand for the same period in 2020. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Other income, net. Other income, net includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other income, net for the nine months ended September 30, 2021, was approximately $0.1 million compared to an insignificant of income during the nine months ended September 30, 2020. The primary income for the nine months ended September 30, 2021, relates to the mark-to-market impact of the Nuvve Holding Warrants which we received in May 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.4 million in cash and cash equivalents and $2.5 million available for borrowing under the Credit Agreement, as discussed further below.

During the three and nine months ended September 30, 2021, we paid approximately $0.5 and approximately $2.2 million, respectively, in cash for interest on borrowings under our Credit Agreement.

Our capital expenditures during the nine months ended September 30, 2021 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

We expect that our future cash requirements relating to working capital, amortizing debt payments on the Term Loan, maintenance capital expenditures and quarterly cash distributions, if any to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our Credit Agreement or from potential capital market transactions. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

Credit Agreement

The Credit Agreement provides a quarterly amortizing term loan of $65.0 million (the “Term Loan”) and a maximum revolving credit amount of $5.0 million (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2023. Borrowings under the Credit Agreement are secured by various mortgages of midstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of September 30, 2021, we had approximately $54.7 million of debt outstanding, consisting of approximately $52.2 million under the Term Loan and approximately $2.5 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. The maximum revolving credit amount is $5.0 million leaving us with approximately $2.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2021.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the LIBOR plus an applicable margin between 2.75% and 3.50% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.75% and 2.50% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.500% per annum based on the unutilized portion of the Revolving Loan. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions to unitholders.

In addition, we are required to maintain the following financial covenants:

●	current assets to current liabilities, excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
●	senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.25 to 1.00.

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

At September 30, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Our partnership agreement prohibits us from paying any distributions on our common units until we have redeemed all of the Class C Preferred Units. Following such redemption, the Credit Agreement further limits our ability to pay distributions to unitholders.

At September 30, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of September 30, 2021, we had approximately $52.2 million of debt outstanding under the Term Loan and approximately $2.5 million of debt outstanding under the Revolving Loan, leaving us with approximately $2.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2021. Our Credit Agreement matures on September 30, 2023.

Operating Cash Flows

We had net cash flows provided by operating activities for the nine months ended September 30, 2021 of approximately $24.8 million, compared to net cash flows provided by operating activities of approximately $24.4 million for the same period in 2020.

Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.

Investing Activities

We had net cash flows provided by investing activities for the nine months ended September 30, 2021, of approximately $15.4 million, substantially all of which were proceeds from the sale of oil and natural gas properties. Net cash flows used in investing activities for the nine months ended September 30, 2020 were approximately $0.2 million, substantially all of which were related to midstream activities.

Financing Activities

Net cash flows used in financing activities was approximately $40.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we repaid borrowings of $56.3 million under our Credit Agreement.

Net cash flows used in financing activities was approximately $27.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we repaid borrowings of $34.0 million under our Credit Agreement and withdrew $7.0 million under the Revolving Loan.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements with third parties, and we maintain no debt obligations that contained provisions requiring accelerated payment of the related obligations in the event of specified levels of declines in credit ratings.

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

As of September 30, 2021, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read “Part I, Item 1. Note 2 Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2021, Catarina Midstream, LLC (“Catarina Midstream”) initiated a non-administered arbitration against SN Catarina, LLC (“SN Catarina”) pursuant to the International Institute for Conflict Prevention & Resolution Non-Administered Arbitration Rules (the “Catarina Arbitration”). In the Catarina Arbitration, Catarina Midstream asserts claims for declaratory judgment and breach of contract arising from SN Catarina’s failure to pay increased tariff rates for interruptible throughput volumes from Eastern Catarina and its refusal to pay the incremental infrastructure fee since July 2021. Catarina Midstream also seeks its attorneys’ fees, costs, and pre- and post-judgment interest from SN Catarina. SN Catarina filed a counterclaim against Catarina Midstream alleging Catarina Midstream’s June 24, 2021 tariff rate increase, and its two prior tariff rate increases under the Gathering Agreement, constitute breaches of contract. SN Catarina also alleges that Catarina Midstream’s continued addition of the incremental infrastructure fee on a month-to-month basis after March 31, 2018 constitutes an additional breach of the Gathering Agreement. SN Catarina seeks declaratory and injunctive relief, monetary damages, and attorneys’ fees and costs.

Item 1A. Risk Factors

Carefully consider the risk factors under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes except as follows:

You will not receive cash distributions on your common units until we are able to redeem 100% of the outstanding Class C Preferred Units, as a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.

Our partnership agreement prohibits us from declaring or making any distributions, redemptions or repurchases in respect of any junior securities or any parity securities until the first quarter in which no Class C Preferred Units remain outstanding. This means that you will not receive any cash distributions on your common units until such time as we are able to redeem all of the outstanding Class C Preferred Units. We currently have the right to redeem 100% of the outstanding Class C Preferred Units for cash at the greater of the current market price or the liquidation preference for the Class C Preferred Units. As of November 9, 2021, the liquidation preference for the Class C Preferred Units was approximately $417.4 million. Our total revenues for the three months ended September 30, 2021 were approximately $16.9 million. As a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.

Stonepeak and its affiliates may sell common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of November 9, 2021, Stonepeak and its affiliates owned (i) 61,399,542 common units, representing approximately 54% of our outstanding common units, and (ii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised. Additionally, we have agreed to provide Stonepeak Catarina with certain registration rights under applicable securities laws. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on the trading market for our common units.

The New Executives have significant duties with, and spend significant time serving, HOBO and may have conflicts of interests in allocating time or pursuing business opportunities.

The New Executives who, together with the Board and our existing officers and employees, will be responsible for managing the direction of our operations, hold positions of responsibility with HOBO and other entities. Subject to restrictions in the Framework Agreement and their respective Executive Services Agreements, the New Executives may pursue other business or investment ventures while employed with us. Additionally, as a result of their ownership of HOBO, the New Executives are incentivized to achieve specific milestones with respect to the Initial Project, which may result in additional time being allocated to the Initial Project and the HOBO Transaction.  Accordingly, each of the New Executives may have conflicts of interest in allocating time among various business activities and potentially competitive fiduciary and pecuniary interests that conflict with our interests. These conflicts may not be resolved in our favor.

You may continue to experience substantial dilution.

On November 16, 2020, we entered into the “Stonepeak Letter Agreement” wherein we agreed with Stonepeak Catarina that the distribution on their Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The Stonepeak Letter Agreement also provides Stonepeak Catarina with the ability to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to us no later than the last day of the calendar month following the end of such quarter. The transactions under the Stonepeak Letter Agreement were approved by the conflicts committee of the Board. As a result of the Stonepeak Letter Agreement, we have issued a total of 56,496,459 common units to Stonepeak Catarina representing all distributions made to Stonepeak Catarina since the third quarter of 2020. In accordance with the Stonepeak Letter Agreement, on October 29, 2021, we received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2021 in common units. In accordance with the Stonepeak Letter Agreement, we will issue 10,832,186 common units to Stonepeak on November 22, 2021. Additionally, in order to fulfill our funding and reimbursement obligations in connection with the Levo JV and the HOBO Transaction, we may issue additional common units, which will result in current common unitholders experiencing dilution.  Finally, Stonepeak Catarina may elect to receive future distributions on their Class C Preferred Units in common units instead of Class C Preferred PIK Units. As a result of the foregoing, you may experience substantial future dilution.

The market price of our common units has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common units has fluctuated, and may continue to fluctuate, widely, due to various factors, many of which are beyond our control. These factors include, without limitation:

•	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•	actual or anticipated fluctuations in our financial and operating results;
•	provisions in our Amended Credit Agreement which currently prohibit us from paying distributions to our common unitholders other than in certain limited circumstances set forth in our Amended Credit Agreement;
•	announcements by us or our competitors of significant contracts or acquisitions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	general economic conditions, including interest rates and governmental policies impacting interest rates;
•	future sales of our common units; and
•	other factors described in the documents incorporated by reference herein.

Stock markets in general and our common unit price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies impacted, including us. For example, since September 1, 2021, our common units have closed at a high of $1.34 per common unit and a low of $0.88 per common unit. In addition, during that same period, daily trading volume ranged from approximately 1,498,300 to 32,673,900 common units. These broad market fluctuations may adversely affect the trading price of our common units, which may limit or prevent investors from readily selling their common units and may otherwise negatively affect the liquidity of our common units.

Failure to achieve commercial resolution with Mesquite could adversely affect our business, cash flows and results of operations.

The Settlement Agreement contemplated, among other things, our entry into Amendment No. 2 to the Gathering Agreement (the “Gathering Agreement Amendment”) providing for, among other things, the dedication of Eastern Catarina by Mesquite and the establishment of field-wide rates.

As a result of our receipt of the Settlement Agreement Termination Notice, the Gathering Agreement Amendment will not become effective. The western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas is currently dedicated under the Gathering Agreement. As previously disclosed, on June 24, 2021, we increased the tariff rate for interruptible throughput volumes from Eastern Catarina. Despite the increase, Mesquite short-paid the initial invoice and continues to pay the tariff rate in effect prior to the June 24, 2021 increase.  We are currently engaged in arbitration with Mesquite on a commercial resolution for Eastern Catarina. Additionally, we are also involved in the Mesquite Adversary. There can be no guarantee that we are able to reach any commercial resolution and our failure to do so could adversely affect our business, financial condition, cash flows and results of operations.

We may be unable to maintain compliance with the NYSE American listing standards. If our common units are delisted, it could adversely affect our business, cash flows and results of operations.

Our common units are currently listed on the NYSE American. On April 3, 2020, we received notice from the NYSE American stating that we were below compliance with the continued listing standards set forth in Section 1003(a)(i) of the Company Guide. On April 29, 2021, we received a second notice from the NYSE American that we were not in compliance with the continued listing standards set forth in Section 1003(a)(ii) of the Company Guide. On October 4, 2021, the NYSE American informed us that we have regained compliance by meeting the requirements of the $50 million market capitalization exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide.

Going forward, we will be subject to the NYSE American’s normal continued listing monitoring. If we are again determined to be below any of the continued listing standards of the NYSE American prior to October 4, 2022, then the NYSE American will examine the relationship between the incidents of noncompliance and re-evaluate our method of financial recovery from the prior incidents. The NYSE American may, among other things, truncate the compliance procedures described in Section 1009 of the Company Guide or immediately initiate delisting proceedings with respect to our common units.

If we are unable to maintain compliance with the NYSE American listing standards, the NYSE American may delist our common units, which could adversely affect our business, cash flows and results of operations.

We may be unable to fund our capital requirements for the Levo JV and the HOBO Transaction.

Upon completion of certain milestones or execution of specific contracts, we will be asked to provide capital to fulfill our funding and reimbursement obligations in connection with the Levo JV and the HOBO Transaction. If we cannot provide capital for such opportunities from cash on hand or borrowings under our Amended Credit Facilities, we may need to raise additional funds through the issuance of securities, including equity, debt or a combination of both. Additional financing may not be available to us on favorable terms, or at all.  If we are unable to access the capital markets and other adequate financing is not available to us on acceptable terms, we may be unable to fund these capital requirements, which could adversely affect our business and limit our ability to expand and grow.

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

We are currently pursuing energy transition infrastructure opportunities and while we have entered into the Framework Agreement with HOBO and completed the formation of the Levo joint venture, we have not developed any project in connection with this business strategy. We can provide no assurance that we will be successful in implementing our new energy transition infrastructure business, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business. Moreover, we may fail to realize the anticipated benefit of any project under the Framework Agreement, in connection with the Levo joint venture or any acquisition we make, or we may be unable to integrate businesses we acquire effectively. Finally, to the extent that Stonepeak, SP Holdings or our general partner are successful in pursuing energy transition opportunities, there is no guarantee that such opportunities will be offered to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously discussed, on August 20, 2021, pursuant to the terms of the Stonepeak Letter Agreement, we issued 8,012,850 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2021 in common units. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involve public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of July 28, 2021, between Evolve Transition Infrastructure LP, the guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 3, 2021, File No. 001-33147).

10.2

Amendment No. 3 to Warrant Exercisable for Junior Securities, dated August 2, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 3, 2021, File No. 001-33147).

10.3**

Amended and Restated Limited Liability Company Agreement, dated August 4, 2021, by and between Evolve Transition Infrastructure LP, Stonepeak Rocket Holdings LP, Nuvve Corporation, and Levo Mobility LLC.

10.4**	Parent Letter Agreement, dated August 4, 2021, by and between Evolve Transition Infrastructure LP, Stonepeak Rocket Holdings LP, Nuvve Corporation, and Levo Mobility LLC.

10.5

Letter Agreement, dated August 10, 2021, between Evolve Transition Infrastructure LP and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.6

Twelfth Amendment to Third Amended and Restated Credit Agreement dated as of August 20, 2021, between Evolve Transition Infrastructure LP, the guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as administrative agent, collateral agent and letter of credit issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 23, 2021, File No. 001-33147).

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

Evolve Transition Infrastructure LP By: Evolve Transition Infrastructure GP LLC, its general partner

Date: November 10, 2021	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)