Form 10-K
period 2021-12-31
Evolve Transition Infrastructure LP
filed 2022-03-30
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ⌧

The aggregate market value of Evolve Transition Infrastructure LP common units held by non-affiliates as of June 30, 2021 was approximately $3,733,555 based upon the NYSE American closing price as of such date.

Common units outstanding on March 29, 2022: 148,951,002 common units.

i

COMMONLY USED DEFINED TERMS

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Bankruptcy Court” means that United States Bankruptcy Court for the Southern District of Texas, Houston Division.
●	“Bbl” means one barrel of 42 U.S. gallons of oil.
●	“Board” means the board of directors of our general partner.
●	“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
●	“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
●	“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020, (xi) Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of July 28, 2021, and (xii) Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of August 20, 2021.
●	“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
●	“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.
●	“GHGs” mean greenhouse gases.
●	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“MMBtu” means one million British thermal units.
●	“MMcf/d” means one million cubic feet of natural gas per day.

●	“NGLs” means the combination of ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“NYSE American” means NYSE American LLC.
●	“Operational Services Agreement” means that certain Services Agreement, effective as of November 1, 2020, between the Partnership, SEP Holdings IV, LLC, Catarina Midstream, LLC, SECO Pipeline and SNMP Services.
●	“our general partner” means Evolve Transition Infrastructure GP LLC, our general partner.
●	“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement, as amended by Amendment No. 1 thereto, effective as of February 26, 2021.
●	“SEC” means the United States Securities and Exchange Commission.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, SP Holdings, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“Shared Services Agreement” means the Amended and Restated Shared Services Agreement between SP Holdings and the Partnership, dated as of March 6, 2015.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SNMP Services” means SNMP Services Inc., our wholly owned subsidiary which provides payroll, human resources, employee benefits and other consulting services to us and our subsidiaries.
●	“SP Holdings” means SP Holdings, LLC, the sole member of our general partner.
●	“Stonepeak” means Stonepeak Catarina and its subsidiaries, other than the Partnership.
●	“Stonepeak Catarina” means Stonepeak Catarina Holdings, LLC.
●	“Stonepeak Letter Agreement” means that certain letter agreement, dated as of November 16, 2020, by and between the Partnership and Stonepeak Catarina, wherein the parties agreed that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written noticed to the Partnership no later than the last day of the calendar month following the end of such quarter.
●	“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 4, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 4, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 4, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”), (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant

Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); and (vii) at all times from February 1, 2022 to present, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5 and Amendment No. 6 thereto, dated February 1, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. Except for statements of historical fact, all statements in this Form 10-K constitute forward-looking statements.  Forward-looking statements may be identified by words like “may,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other similar expressions. The absence of such words or expressions does not necessarily mean the statements are not forward-looking.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward-looking statements include, among others:

●	our ability to successfully execute our business, acquisition and financing strategies, including our business strategy to focus on the ongoing energy transition in the industries in which we operate;

●	our ability to successfully finance and develop the Initial Project (as defined in “Part I, Item 1. Business—Execution of Energy Transition Strategy—HOBO Transaction”) with HOBO Renewable Diesel LLC and meet our future funding obligations in connection with the Levo JV;

●	changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing pandemic caused by a novel strain of coronavirus (“COVID-19”) and related governmental responses;

●	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;

●	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;

●	our ability to grow enterprise value;

●	the ability of our partners to perform under our joint ventures;

●	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;

●	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;

●	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;

●	competition in the oil and natural gas industry for employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;

●	the extent to which our assets operated by others are operated successfully and economically;

●	our ability to compete with other companies in the oil and natural gas and energy transition infrastructure industries;

●	the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations;

●	unexpected results of litigation filed against us or other legal proceedings we are involved in;

●	disruptions due to extreme weather conditions, such as extreme cold, rainfall, hurricanes or tornadoes;

●	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and

●	the other factors described under “Part I, Item 1A. Risk Factors” in this Form 10-K and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

COVID-19

The outbreak of the COVID-19 pandemic caused incredible disruption to global economic and commercial activity and negatively impacted the global demand for oil and natural gas.  COVID-19 was first reported in December 2019 and has since spread to nearly every country and territory around the globe, including every state in the United States.  In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide and the United States declared a national emergency with respect to COVID-19.  As a result, extraordinary and wide-ranging actions were taken by international, federal, state and local public health and governmental authorities to reduce the spread of COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary or mandated changes in behavior. Such actions have also resulted in significant business and operational disruptions, including supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces.  The continuance of the COVID-19 pandemic, including resurgences and variants of the virus, have continued to result in significant business and operational disruptions during 2021. While demand for oil and natural gas improved in 2021, it remains lower than pre-pandemic levels. We continue to evaluate remote work protocols in light of resurgences and variants of the virus and the advisability of continuing in-person operations based on federal, state, and local guidance, and the best interests of our employees, their families, customers and our unitholders.

Our Relationship with Mesquite

On June 6, 2020, the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement.

On June 23, 2020, certain affiliates of Occidental Petroleum Corp., The Blackstone Group and GSO Capital Partners each filed a complaint (collectively, the “Rejection Lawsuits”) against Mesquite and certain of its subsidiaries requesting, among other things, that the Bankruptcy Court not approve the rejection of certain commercial agreements, as set forth in the Settlement Agreement, in connection with Mesquite’s Comanche Asset (as defined herein). As of December 2021 all of the Rejection Lawsuits were resolved.

On June 30, 2020, the SN Debtors emerged from bankruptcy, with Mesquite becoming a privately held corporation.

On June 24, 2021, the Partnership, our general partner, Catarina Midstream, LLC (“Catarina Midstream”) and Seco Pipeline LLC received written notice from Mesquite, of Mesquite’s intention to terminate the Settlement Agreement (the “Settlement Agreement Termination Notice”). The Settlement Agreement Termination Notice was delivered pursuant to Section 5.1.2 and/or 5.1.3 of the Settlement Agreement and the termination was effective as of the date of the notice.

On October 15, 2021, Mesquite and SN Catarina, LLC (“SN Catarina” and collectively, the “Mesquite Plaintiffs”) initiated adversary proceeding 21-03931 (MI) against the Partnership and Catarina Midstream in the Bankruptcy Court (the “Mesquite Adversary”). In the Mesquite Adversary, the Mesquite Plaintiffs seek recharacterization of the Catarina Transaction (as defined below under “—Midstream Business—Western Catarina Midstream”) as a disguised financing.

The Mesquite Plaintiffs claim that SN Catarina is the legal owner of Western Catarina Midstream (as defined below under “—Midstream Business—Western Catarina Midstream”) and demand its return.

The Mesquite Plaintiffs also assert various claims for constructive and actual fraudulent transfer arising from (1) the Catarina Transaction; (2) payments made by SN Catarina to Catarina Midstream under the Gathering Agreement after Catarina Midstream increased tariff rates for interruptible throughput volumes from the eastern portion (“Eastern Catarina”) of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas; and (3) payments made by SN Catarina to Catarina Midstream for the incremental infrastructure fee under the Gathering Agreement amendment and on a month-to-month basis by mutual agreement of the parties after the amendment’s expiration. The Mesquite Plaintiffs seek declaratory relief related to the recharacterization claim as well as avoidance of the alleged constructive and actual fraudulent transfers and recovery of the amounts transferred to Catarina Midstream.

On August 30, 2021, Catarina Midstream, LLC, our wholly owned subsidiary (“Catarina Midstream”), initiated a non-administered arbitration against SN Catarina pursuant to the International Institute for Conflict Prevention & Resolution Non-Administered Arbitration Rules (the “Catarina Arbitration”). In the Catarina Arbitration, Catarina Midstream asserts claims for declaratory judgment and breach of contract arising from SN Catarina’s failure to pay increased tariff rates for interruptible throughput volumes from Eastern Catarina and its refusal to pay the incremental infrastructure fee since July 2021. Catarina Midstream also seeks its attorneys’ fees, costs, and pre- and post-judgment interest from SN Catarina. SN Catarina filed a counterclaim against Catarina Midstream alleging Catarina Midstream’s June 24, 2021 tariff rate increase, and its two prior tariff rate increases under the Gathering Agreement, constitute breaches of contract. SN Catarina also alleges that Catarina Midstream’s continued addition of the incremental infrastructure fee on a month-to-month basis after March 31, 2018 constitutes an additional breach of the Gathering Agreement. SN Catarina seeks declaratory and injunctive relief, monetary damages, and attorneys’ fees and costs.

Execution of Energy Transition Strategy

Levo JV Transaction

On May 17, 2021, we entered into a letter agreement (the “Levo Letter Agreement”) with Nuvve Holding Corp. (“Nuvve Holding”) and Stonepeak Rocket Holdings LP (“Stonepeak Rocket”), relating to the proposed formation of a joint venture, Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”). In connection with the Levo Letter Agreement, on May 17, 2021, Nuvve Holding issued ten-year warrants to us as follows: (i) Series B Warrants to purchase 200,000 shares of Nuvve Holding’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance, (ii) Series C warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures; (iii) Series D warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures; (iv) Series E warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and (v) Series F warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures (collectively the “Nuvve Holding Warrants”).

On August 4, 2021, we, Stonepeak Rocket and Nuvve Holding completed the formation of Levo and in connection therewith, we entered into an Amended and Restated Limited Liability Company Agreement for Levo (the “Levo LLC Agreement”). Pursuant to the Levo LLC Agreement, we and Stonepeak Rocket plan to make capital contributions to Levo in an aggregate amount of up to $750 million to finance Levo’s business, with a maximum of $75 million of such capital contributions being funded by us. The membership interests authorized by the Levo LLC Agreement consist of Class A Common Units, Class B Preferred Units, Class C Common Units and Class D Incentive Units. On August 4, 2021 in connection with the signing of the Levo LLC Agreement, Levo issued 2,800 Class B Preferred Units to Stonepeak Rocket, 1 Class B Preferred Unit to us, 441,000 Class C Common Units to Stonepeak Rocket, 49,000 Class C Common Units to us and 510,000 Class A Common Units to Nuvve Holding. Stonepeak Rocket agreed to pay to Levo an aggregate purchase price of $2,800,044.10 for its Class B Preferred Units and Class C Common Units. We agreed to pay to Levo an aggregate purchase price of $1,004.90 for our Class B Preferred Unit and Class C Common Units. Each of us and Stonepeak Rocket are able to receive additional Class B Preferred Units in consideration for each $1,000 in additional capital contributions we make.

HOBO Transaction

On November 3, 2021, we entered into a Framework Agreement (the “Framework Agreement”) with HOBO Renewable Diesel LLC (“HOBO”). The Framework Agreement provides that, subject to the satisfaction of applicable conditions precedent, we will fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities. HOBO’s initial project is a 9,000 barrel per day (120 million gallons per year) renewable diesel production facility (the “Initial Project”).

Subject to the satisfaction of certain conditions, including HOBO securing a long-term strategic offtake agreement for the Initial Project, we will exclusively fund the development and construction of the Initial Project and future renewable fuels projects that can produce renewable diesel and sustainable aviation fuel (“SAF”) and contribute to the advancement of the transition to a low-carbon world. Renewable diesel and SAF are unique drop-in fuels that are immediately consumable by existing automotive and airplane engines and reduce carbon emissions relative to petroleum based products. These drop-in fuels are in increasingly high demand by customers, including the US federal government, as more organizations embrace de-carbonization. We and HOBO are also considering incorporation of additional carbon reduction opportunities into the Initial Project and future projects which the management teams believe could result in the production of some of the lowest carbon intensity fuels in the US. We refer to the transactions described above or otherwise contemplated by the Framework Agreement as the “HOBO Transaction.”  As of March 29, 2022, we have not funded any development expenses related to the HOBO Transaction.

In furtherance of the Initial Project and to support our energy transition focus, key members of the HOBO leadership team joined the Partnership’s management team effective December 1, 2021. HOBO Co-Founder and Chief Executive Officer Randy Gibbs was appointed as the new Chief Executive Officer of our general partner, and as a member of the Board, HOBO Co-Founder and President Mike Keuss was appointed as the new President and Chief Operating Officer of our general partner, and HOBO’s Chief Financial Officer Jonathan Hartigan was appointed as the new President and Chief Investment Officer of our general partner (collectively, the “New Executives”).  Each of the New Executives accepted employment with our general partner effective November 3, 2021, and transitioned to their respective director and executive roles effective December 1, 2021.  For additional information about the New Executives please read “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

2021 Upstream Divestitures

In connection with our focus on the acquisition and development of infrastructure critical to the transition of energy supply to lower carbon sources, during the year ended December 31, 2021, we sold all of our remaining upstream oil and gas production assets in Texas and Louisiana. Each of the purchase agreements we entered into with respect to our Texas production assets (i) had an effective date of March 1, 2021, (ii) contained customary representations, warranties, covenants and indemnities, and (iii) provided that, other than a limited amount of retained obligations, the buyer assumed all obligations relating to the assets purchased.  In September 2021 we sold our remaining de minimis Louisiana assets to the majority owner of such assets for an immaterial amount (the “Louisiana Divestiture”). The Louisiana Divestiture, together with the Palmetto Divestiture, the Maverick 1 Divestiture, the Maverick 2 Divestiture and the Maverick 3 Divestiture (as each is defined below), are collectively referred to in this Form 10-K as the “2021 Upstream Divestitures.”

Palmetto Divestiture

On April 30, 2021, but effective March 1, 2021, SEP Holdings IV, LLC (“SEP IV”), a wholly-owned subsidiary of the Partnership entered into a purchase agreement (the “Palmetto PSA”) with Westhoff Palmetto LP (“Palmetto Buyer”), pursuant to which SEP IV sold to Palmetto Buyer specified wellbores and other associated assets located in Gonzales and Dewitt Counties, Texas for a base purchase price of approximately $11.5 million, prior to applicable post-closing adjustments (the “Palmetto Divestiture”). The Palmetto Divestiture closed simultaneously with the execution of the Palmetto PSA.

Maverick Divestiture

On April 30, 2021, but effective March 1, 2021, SEP IV entered into a purchase agreement (the “Maverick PSA”) with Bayshore Energy TX LLC (“Maverick Buyer”), pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas for a base purchase price of approximately $2.8 million, prior to post-closing adjustments (the “Maverick 1 Divestiture”). The Maverick 1 Divestiture closed simultaneously with the execution of the Maverick PSA.

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

On May 14, 2021, but effective as of March 1, 2021, SEP IV and Maverick Buyer entered into a purchase agreement (the “Maverick 2 PSA”) pursuant to which SEP IV sold to Maverick Buyer the Updated Maverick 2 Assets. The Maverick 2 Divestiture closed simultaneously with the execution of the Maverick 2 PSA.

On August 13, 2021, but effect as of March 1, 2021, SEP IV and Maverick Buyer entered into a Purchase Agreement (the “Maverick 3 PSA”) pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas, including the Maverick 2 Assets excluded from the original closing of the Maverick 2 Divestiture (the “Maverick 3 Assets”) for a base purchase price of approximately $31,000, prior to post-closing adjustments (the “Maverick 3 Divestiture”). The Maverick 3 Divestiture closed simultaneously with the execution of the Maverick 3 PSA.

Our Relationship with Stonepeak

Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units. As of March 29, 2022, Stonepeak owned (i) 96,734,084 common units, representing approximately 65% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.  Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.  SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. As a result of the foregoing, Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board.

Stonepeak Catarina is indirectly managed by Stonepeak Partners LP, a leading North American infrastructure private equity firm (“Stonepeak Partners”). Stonepeak Partners’ significant infrastructure and midstream energy expertise and deep financial resources are reflected in over $46 billion of assets under management, with investments to date including, among others, preferred and common interests in the Partnership, MPLX LP, Plains All American Pipeline, L.P. and Targa Resources Corp.  We believe that, as a result of Stonepeak’s significant ownership interest in us, Stonepeak is incentivized to support and promote our business plan and to encourage us to pursue projects that enhance the overall value of our business.  While our relationship with Stonepeak is a significant strength, it is also a source of potential risks and conflicts. Please read “Part I, Item 1A. Risk Factors—Risks Inherent in an Investment in Our Common Units” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In conjunction with the Catarina Transaction, we entered into the Gathering Agreement with Mesquite, pursuant to which Mesquite agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres in Western Catarina for processing and transportation through Western Catarina Midstream, with the potential to tender additional volumes outside of the dedicated acreage.

All of the revenues from Western Catarina Midstream are currently earned from Mesquite. Mesquite is required to pay contractually agreed upon gathering and processing fees for oil and natural gas volumes tendered through Western Catarina Midstream. In June 2017, the Gathering Agreement was amended to add an incremental infrastructure fee to be paid by Mesquite based on water that was delivered to Western Catarina Midstream through March 31, 2018. The incremental infrastructure fee has not been paid since July 2021.

During the year ended December 31, 2021, Mesquite transported average daily production through Western Catarina Midstream of approximately 5.7 MBbls/d of oil, 75.1 MMcf/d of natural gas and 1.9 MBbls/d of water. The average age of the Western Catarina Midstream assets is approximately ten years, and such assets have an average expected life of approximately 19 additional years.

Carnero JV

In May 2018, we executed a series of agreements with Targa Resources Corp. (NYSE: TRGP) (“Targa”) and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering, LLC (“Carnero Gathering”) and Carnero Processing, LLC (“Carnero Processing”) (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant located in Bee County, Texas (“Silver Oak II”), to Carnero JV, which expanded the processing capacity of the joint venture from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering that connect Western Catarina Midstream to nearby pipelines and the Raptor Gas Processing Facility (the “Carnero Gathering Line”) to Carnero JV resulting in the joint venture owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties in Texas (such acreage is collectively referred to herein as “Mesquite’s Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Mesquite, which was approved by all of the unaffiliated Comanche non-operated working interest owners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Gas Processing Facility and Silver Oak II. Prior to the Carnero JV Transaction, Comanche volumes were gathered and processed on an interruptible basis, with the processing capabilities limited by the capacity of the 260 MMcf/d cryogenic natural gas processing plant in La Salle County, Texas (the “Raptor Gas Processing Facility”). During the year ended December 31, 2021, certain assets within the Carneno JV were impaired.

Seco Pipeline

In August 2017, we completed construction of a 100% owned and operated 30-mile natural gas pipeline with 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Gas Processing Facility to multiple markets in South Texas (the “Seco Pipeline”). The Seco Pipeline has an expected life of approximately 40 years and provides upstream producers with optionality to southern gas markets and creates the potential to export natural gas to premium priced markets in Mexico. On September 1, 2017, we entered into a firm transportation service agreement with Mesquite to transport certain quantities of Mesquite’s natural gas on a firm basis through the Seco Pipeline for $0.22 per MMBtu delivered on or after September 1, 2017 (the “Seco Pipeline Transportation Agreement”). Mesquite terminated the Seco Pipeline Transportation Agreement on February 12, 2020 and, since such termination, we have not contracted with a customer for transportation on the Seco Pipeline or utilized the pipeline other than transportation of de minimis volumes required to comply with requirements under certain of our rights-of-way.

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

Marketing and Major Customers

Prior to the completion of the 2021 Upstream Divestitures, our oil and natural gas production in Texas and Louisiana was marketed by the operators of our properties.

Mesquite accounted for 93% and 80% of our total revenue for the years ended December 31, 2021 and 2020, respectively. We are highly dependent upon Mesquite as our most significant customer, and we expect to derive a substantial portion of our revenue from Mesquite in the foreseeable future. Accordingly, we are indirectly subject to the business risks of Mesquite. Any development that materially and adversely affects Mesquite’s operations or financial condition could have a material adverse impact on us. For additional information on the risks associated with our relationship with Mesquite, please read “Part I, Item 1A. Risk Factors.”

Markets and Competition

We operate in a competitive environment for acquiring, funding and developing infrastructure assets and properties and retaining trained personnel. Many of our competitors have substantially greater financial, technical and personnel resources than us. As a result, our competitors may be able to outbid us for assets or properties, more competitively price their gathering and transportation services, or utilize superior technical resources than our financial or personnel resources permit. Our ability to acquire additional assets will depend on our ability to evaluate and select suitable assets and to consummate transactions in a competitive environment.

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

Climate Change

The U.S. Congress has from time to time considered legislation to reduce emissions of GHGs. The EPA is considering rulemaking proposals in accordance with Executive Order 13990 Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis (“E.O. 13990”) which was signed by President Biden in January 2021 seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In November 2021, EPA proposed rules to reduce methane and other air pollutants from both new and existing sources in the oil and gas industry. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to possess and acquire emission allowances which permit corresponding GHG emissions. Furthermore, the U.S. is currently a party to the Paris Agreement adopted in December 2015 to reduce global GHG emissions.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices and has finalized a study of the potential environmental impacts of hydraulic fracturing activities, finding that under certain circumstances, the “water cycle” activities associated with hydraulic fracturing may impact drinking water resources. In 2014, the EPA released an Advanced Notice of Proposed Rulemaking seeking public comment on its plans to issue regulations under the Toxic Substances Control Act of 1976 to require companies to disclose information regarding chemicals used in hydraulic fracturing. The states in which we operate have also adopted disclosure requirements related to fracturing fluids. Legislation has been introduced, but not adopted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. Currently, no states in which we utilize hydraulic fracturing have adopted these regulations. In addition, President Biden has declared that he would support federal government efforts to limit or prohibit hydraulic fracturing. These declarations include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days. In addition, E.O. 13990 includes provisions seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing hydraulic fracturing. At this time, it is not possible to accurately estimate how these recent actions and future rules and rulemaking initiatives under the Biden administration will impact our business.

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

Human Capital

Headcount

We do not have any employees. Pursuant to the terms of the Operational Services Agreement, our subsidiary SNMP Services provides us and certain of our subsidiaries, including SEP IV, Catarina Midstream and SECO Pipeline, LLC, with payroll, human resources, employee benefits and other consulting services we mutually agree upon with SNMP Services. As of March 29, 2022, fifteen (15) employees were employed by SNMP Services with their primary function being to provide services for us, all of which were full-time employees. None of SNMP Services’ employees are subject to a collective bargaining agreement.  When we refer to “our employees” in this Form 10-K we are referring the SNMP Services’ employees. Our success is due in large part to the skills, experience and dedication of such employees.

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

Item 1A. Risk Factors

Summary of Risk Factors

The following summary outlines our Risk Factors, which we have grouped into risk categories.  These summarized Risk Factors should be read in conjunction with the detailed Risk Factors that follow:

Risks Related to Our Energy Transition Infrastructure Business

●	We can provide no assurance that we will be successful in implementing our energy transition infrastructure business due to competition and other factors, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business.
●	We may be unable to fund our future capital requirements for the Levo JV and the HOBO Transaction.

Risks Related to Our Midstream Business

●	Mesquite accounts for the majority of our total revenue in general and substantially all of our revenue relating to the operation of our midstream business, as a result, any development that materially and adversely affects Mesquite’s business, financial condition, cash flows or results of operations could have a material and adverse impact on us.
●	Failure to achieve commercial resolution with Mesquite could adversely affect our business, cash flows and results of operations.
●	All of our midstream assets are located in the Eagle Ford Shale in Texas, making us vulnerable to risks associated with operating in one major geographic area.
●	Distributions we receive from the Carnero JV may fluctuate from quarter to quarter, which could adversely affect our cash flows and ability to pay our payables timely.
●	As a non-operator, our development of successful operations relies extensively on third-parties, including Mesquite and Targa, which could adversely affect our business, financial condition and results of operations

Risks Related to Financing and Credit Environment

●	Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants.
●	Absent relief, as a result of our failure to timely file a periodic report with the SEC, we are currently ineligible to continue to use or file a registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Risks Related to Our Cash Distributions

●	Our partnership agreement prohibits us from making certain distributions until all of the Class C Preferred Units are redeemed and, as a result, our ability to make, maintain and grow cash distributions to common unitholders is dependent on our ability to redeem the Class C Preferred Units.
●	Our Credit Agreement restricts us from paying any distributions on our outstanding common units.

Risks Related to Regulatory Compliance

●	Increased regulation of hydraulic fracturing could result in reductions or delays in the production of natural gas, NGLs and oil by Mesquite, which could reduce the throughput on our facilities and adversely impact our revenues.

Risks Inherent in an Investment in Our Common Units

●	You will not receive cash distributions on your common units until we are able to redeem 100% of the outstanding Class C Preferred Units, as a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.
●	We may be unable to maintain compliance with the NYSE American listing standards. If our common units are delisted, it could adversely affect our business, cash flows and results of operations.
●	Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.
●	Stonepeak Catarina and its affiliates, including our general partner, will have conflicts of interest with us. They will not owe any fiduciary duties to us or our common unitholders, but instead will owe us and our common unitholders limited contractual duties, and they may favor their own interests to the detriment of us and our other common unitholders.
●	Our partnership agreement replaces our general partner’s fiduciary duties to our common unitholders with contractual standards governing its duties.
●	We are able to issue additional units without common unitholder approval, which would dilute unitholder interests.

Tax Risks

●	The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
●	Our common unitholders’ share of our income will be taxable to them even if they do not receive any cash distributions from us.

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

Risks Related to Our Energy Transition Infrastructure Business

We can provide no assurance that we will be successful in implementing our energy transition infrastructure business due to competition and other factors, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business.

Part of our business strategy is to grow our business through the acquisition and development of infrastructure critical to the transition of energy supply to lower carbon sources. This will involve identifying opportunities to offer services to third parties with our existing assets or constructing or acquiring new assets.

We are currently pursuing energy transition infrastructure opportunities and while we have entered into the Framework Agreement with HOBO and completed the formation of the Levo JV, we have not developed any project in connection with this business strategy. We can provide no assurance that we will be successful in implementing our energy transition infrastructure business, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business. Moreover, we may fail to realize the anticipated benefit of any project under the Framework Agreement , in connection with the Levo JV or any acquisition we make, or we may be unable to integrate businesses we acquire effectively. Finally, to the extent that Stonepeak, SP Holdings or our general partner are successful in pursuing energy transition opportunities, there is no guarantee that such opportunities will be offered to us. Please read “—Risks Inherent in an Investment in Our Common Units—Our general partner and its affiliates, including SP Holdings and Stonepeak Catarina, may not allocate corporate opportunities to us.”

We may be unable to fund our future capital requirements for the Levo JV and the HOBO Transaction.

Upon completion of certain milestones or execution of specific contracts, we will be asked to provide capital to fulfill our funding and reimbursement obligations in connection with the Levo JV and the HOBO Transaction. If we cannot provide capital for such opportunities from cash on hand or borrowings under our Credit Agreement, we may need to raise additional funds through the issuance of securities, including equity, debt or a combination of both. Additional financing may not be available to us on favorable terms, or at all.  If we are unable to access the capital markets and other adequate financing is not available to us on acceptable terms, we may be unable to fund these capital requirements, which could adversely affect our business and limit our ability to expand and grow.

Risks Related to Our Midstream Business

Mesquite accounts for the majority of our total revenue in general and substantially all of our revenue relating to the operation of our midstream business, as a result, any development that materially and adversely affects Mesquite’s business, financial condition, cash flows or results of operations could have a material and adverse impact on us.

Mesquite is our most significant customer and accounted for approximately 93% of our total revenue and substantially all of our midstream business revenue for the year ended December 31, 2021. We are dependent on Mesquite as our only current customer for utilization of Western Catarina Midstream. In addition, Mesquite is the primary customer for utilization of the Carnero Gathering Line and the Raptor Gas Processing Facility. We expect that a majority of revenues relating to these assets will be derived from Mesquite for the foreseeable future.  As a result, any event, whether in our area of operations or otherwise, that adversely affects Mesquite’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows could have a material and adverse impact on us.  Accordingly, we are indirectly subject to the business risks of Mesquite, including, among others:

●	a reduction in or slowing of Mesquite’s development program, especially on Mesquite’s Catarina Asset, which would directly and adversely impact demand for our gathering and processing services;
●	a decline in the price of natural gas, NGLs or oil, which have been extremely volatile prior to, and during the pendency of, the COVID-19 pandemic;
●	Mesquite’s ability to finance its operations and development activities;
●	the availability of capital on an economic basis to fund Mesquite’s exploration and development activities;
●	Mesquite’s ability to replace reserves;
●	Mesquite’s drilling and operating risks, including potential environmental liabilities;
●	transportation capacity restraints and interruptions;
●	adverse effects of governmental and environmental regulation; and
●	losses from pending or future litigation.

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

As a result of our receipt of the Settlement Agreement Termination Notice, the Gathering Agreement Amendment will not become effective. Western Catarina is currently dedicated under the Gathering Agreement. As previously disclosed, on June 24, 2021, we increased the tariff rate for interruptible throughput volumes from Eastern Catarina. Despite the increase, Mesquite continues to short-pay invoices and is currently paying the fees being charged for throughput volumes from Western Catarina for all throughput volumes from Eastern Catarina. As previously disclosed, we are currently engaged in the Catarina Arbitration with Mesquite, which seeks to bring commercial resolution to the tariff rate on Eastern Catarina and all disputed amounts are being held in suspense during the pendency of the Catarina Arbitration. Additionally, we are also involved in the Mesquite Adversary. There can be no guarantee that we are able to reach any commercial resolution and our failure to do so could adversely affect our business, financial condition, cash flows and results of operations.

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

Part of our long-term strategy includes identifying additional opportunities to offer gathering, processing and transportation services to other third parties. Our ability to increase throughput on our facilities and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent that we lack available capacity on our facilities for third-party volumes, we may not be able to compete effectively with third-party gathering or processing systems for additional volumes. In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than us. Moreover, the underlying lease for the properties on which Western Catarina Midstream is located restricts Western Catarina Midstream to the handling of hydrocarbons produced on the properties covered by the lease.

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

We received approximately $15.6 million in cash from the Carnero JV in the form of distributions during the year ended December 31, 2021. Targa, as the operator of the Carnero JV, has certain rights which permit it to affect the amount and timing of distributions to us. For example, Targa has certain discretion with regard to cash reserves and working capital adjustments that may cause the amount of our distributions to fluctuate from quarter-to-quarter. Fluctuations in the amount and timing of distributions from the Carnero JV could adversely affect our cash flows and ability to pay our payables timely, including required payments under the Credit Agreement.

Our participation in joint ventures exposes us to liability or harm to our reputation resulting from failures by our joint venture partners.

In May 2018, we executed a series of agreements with Targa resulting in the formation of the Carnero JV. We and Targa are jointly and severally liable for all liabilities and obligations of Carnero JV. If Targa fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for Targa’s shortfall. Further, if we are unable to adequately address Targa’s performance issues, Mesquite, the main customer on the facilities, may terminate its agreements with us, which could result in legal liability to us, harm our reputation and reduce cash flows generated from the Carnero Gathering Line and the Raptor Gas Processing Facility.

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

As a result of the COVID-19 pandemic, the increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cyber protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows.

Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, including the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, the issuance of new cybersecurity requirements for critical pipeline owners and operators issued by the Department of Homeland Security’s Transportation Security Administration following a cyberattack on a major petroleum pipeline in 2021, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

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

We have only participated in wells, leasehold acreage and midstream assets operated by third parties, including Mesquite and Targa. The success of our business operations depends on the success of such operators. If our operators are not successful in the operating activities relating to our midstream business, or are unable or unwilling to perform, it could adversely affect our business, financial condition and results of operations.

The insolvency of an operator of any of our assets, the failure of an operator of any of our assets to adequately perform operations or an operator’s breach of applicable agreements could reduce our revenue and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements, to the operator’s suppliers and vendors or another insolvent owner.

Our operators will make decisions in connection with their operations (subject to their contractual and legal obligations), which may not be in our best interests and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Financing and Credit Environment

Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants.

We depend on the Credit Agreement for future capital needs. The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions to unitholders. The Credit Agreement provides a quarterly amortizing term loan of $65.0 million (the “Term Loan”). The Term Loan is subject to mandatory amortizing payments of outstanding principal of (i) $3.0 million per fiscal quarter commencing with the quarter ended December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. The Credit Agreement matures on September 30, 2023. We are also required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions, requirements and covenants in the future is uncertain and will be affected by the levels of cash flows from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. In addition, our Credit Agreement contains a condition to borrowing and a representation that no material adverse effect has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole. If a material adverse effect were to occur, we would be prohibited from borrowing under the Credit Agreement and we would be in default under the Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Our failure to comply with any of the prepayment requirements, or other restrictions and covenants under the Credit Agreement could result in an event of default, which could cause all of our existing indebtedness to become immediately due and payable.

Absent relief, as a result of our failure to timely file a periodic report with the SEC, we are currently ineligible to continue to use or file a registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-3. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As a result of our failure to timely file certain exhibits required in connection with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new registration statements on Form S-3 until September 1, 2022. In the event of the absence of a waiver, our S-3 ineligibility may significantly impair our ability to raise necessary capital needed for our business or our obligations under the Levo JV and the HOBO Transaction. If we seek to access the capital markets through a registered offering pursuant to a new registration statement on Form S-1, we would be required to disclose the proposed offering and the material terms thereof before the offering commences. As a result of such disclosure and potential for SEC review of such registration statement on Form S-1, we may experience delays in the offering process and we may incur increased offering and transaction costs and other considerations. If we are unable to raise capital through a registered offering, we would be required to raise capital on a private placement basis, which may be subject to pricing, size and other limitations imposed under NYSE American rules, or seek other sources of capital. In addition, absent a waiver of the Form S-3 eligibility requirements, we will not be permitted to conduct sales of our common units pursuant to the ATM Sales Agreement we entered into with Virtu Americas LLC on April 20, 2021, as such sales must be made by a method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act.  Any of the foregoing may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

The expected replacement of the LIBOR benchmark interest rate and other interbank offered rates with new benchmark rates may adversely affect our financing costs.

As of March 29, 2022, we had $47.7 million of debt outstanding under our Credit Agreement that bears interest at variable rates that use the London Interbank Offered Rate (“LIBOR”), as a benchmark rate. On July 27, 2017, the Financial

Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature.

The Credit Agreement contains fallback language that seeks to facilitate an agreement with the administrative agent under on a replacement benchmark rate for LIBOR upon the occurrence of certain benchmark transition events or an early opt-in election. Upon the occurrence of one of these triggering events, the administrative agent has the right to make conforming changes to the Credit Agreement to reflect the new benchmark rate. We cannot predict what the impact of any such replacement rate would be to our interest expense, however, the replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on or other adverse effect on our financing costs.

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

During periods of inflation or stagflation, our costs of doing business could increase, including increases in the variable interest rates that we pay on amounts we borrow under our Credit Agreement. During periods of inflation, we may be unable to increase profits sufficiently to keep up with the rate of inflation. If any of our operating, administrative or capital costs were to increase as a result of inflation or increase in the cost of goods and services, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Under the terms of our partnership agreement, until the first quarter in which no Class C Preferred Units remain outstanding, we are not permitted to declare or make any distributions, redemptions or repurchases in respect of, among other partnership interests, our common units. We currently have the ability to redeem the Class C Preferred Units without a premium to the liquidation preference of the Class C Preferred Units. If we are unable to access the capital markets on favorable terms or otherwise secure debt or equity financing to redeem the Class C Preferred Units, our ability to redeem the Class C Preferred Units and then to make, maintain and grow cash distributions to common unitholders will be materially adversely affected.

Our Credit Agreement restricts us from paying any distributions on our outstanding common units.

We do not have the ability to pay distributions to our common unitholders under our Credit Agreement other than in certain limited circumstances set forth in the Credit Agreement.

You may continue to experience substantial dilution.

On November 16, 2020, we entered into the “Stonepeak Letter Agreement” wherein we agreed with Stonepeak Catarina that the distribution on their Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The Stonepeak Letter Agreement also provides Stonepeak Catarina with the ability to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to us no later than the last day of the calendar month following the end of such quarter. The transactions under the Stonepeak Letter Agreement were approved by the conflicts committee of the Board. As of March 29, 2022, we have issued a total of 91,831,001 common units to Stonepeak Catarina pursuant to the Stonepeak Letter Agreement, which represents all distributions made to Stonepeak Catarina since the third quarter of 2020, and Stonepeak Catarina may continue to elect to receive future distributions on their Class C Preferred Units in common units. Additionally, in order to fulfill our funding and reimbursement obligations in connection with the Levo JV and the HOBO Transaction, we may issue additional common units, which will result in current common unitholders experiencing dilution. As a result of the foregoing, you may experience substantial future dilution.

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

Our business activities are subject to extensive federal, state, and local regulations. Changes to existing regulations or new regulations may unfavorably impact us, our suppliers or our customers. In the United States, legislation that directly impacts the oil and natural gas industry has been proposed covering areas such as emission reporting and reductions, and the repeal of certain oil and natural gas tax incentives and tax deductions. The EPA has also ruled that carbon dioxide, methane and other greenhouse gases endanger human health and the environment. This allows the EPA to adopt and implement regulations restricting greenhouse gases under existing provisions of the federal Clean Air Act. These and other potential regulations could increase our costs, reduce our liquidity, delay our operations or otherwise alter the way that we conduct our business, negatively impacting our financial condition, results of operations and cash flows.

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

PHMSA has also published advanced notices of proposed rulemaking and notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations as well as advisory bulletins.  In April 2016, PHMSA issued a notice of proposed rulemaking that would expand integrity management requirements and impose new pressure requirements on currently regulated gas transmission pipelines and would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements.  In addition, in 2012, PHMSA issued an advisory bulletin providing guidance on the verification of records related to pipeline maximum allowable operating pressure, which could result in additional requirements for the pressure testing of pipelines or the reduction of maximum operating pressures.  The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.  While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flows.  Please read “Part I, Item 1. Business—Governmental Regulation—Pipeline Safety Regulation” for more information.

Because we handle oil, natural gas and other petroleum products in our business, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations.

The operations of our gathering systems, processing facilities, pipelines and other facilities are subject to stringent and complex federal, state and local environmental laws and regulations.  Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.  There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances we handle.  Certain environmental statutes, including RCRA, CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released.  In addition, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.

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

Our partnership agreement prohibits us from declaring or making any distributions, redemptions or repurchases in respect of any junior securities or any parity securities until the first quarter in which no Class C Preferred Units remain outstanding. This means that you will not receive any cash distributions on your common units until such time as we are able to redeem all of the outstanding Class C Preferred Units. We currently have the right to redeem 100% of the outstanding Class C Preferred Units for cash at the greater of the current market price or the liquidation preference for the Class C Preferred Units. As of March 29, 2022, the liquidation preference for the Class C Preferred Units was approximately $426.0 million. Our total revenues for the three months ended September 30, 2021 were approximately $16.9 million. As a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.

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

The market price of our common units has fluctuated, and may continue to fluctuate, widely, due to various factors, many of which are beyond our control. These factors include, without limitation:

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
●	actual or anticipated fluctuations in our financial and operating results;
●	provisions in our Amended Credit Agreement which currently prohibit us from paying distributions to our common unitholders other than in certain limited circumstances set forth in our Amended Credit Agreement;
●	announcements by us or our competitors of significant contracts or acquisitions;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	general economic conditions, including interest rates and governmental policies impacting interest rates;
●	future sales of our common units; and
●	other factors described in the documents incorporated by reference herein.

Stock markets in general and our common unit price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies impacted, including us. For example, during the year ended December 31, 2021, our common units have closed at a high of $1.70 per common unit and a low of $0.56 per common unit. In addition, during that same period, daily trading volume ranged from approximately 151,800 to 147,396,400 common units. These broad market fluctuations may adversely affect the trading price of our common units, which may limit or prevent investors from readily selling their common units and may otherwise negatively affect the liquidity of our common units.

Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.

As of March 29, 2022, Stonepeak owned (i) 96,734,084 common units, representing approximately 65% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.  Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner. Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer (as defined in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Stonepeak), Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Stonepeak Catarina and its affiliates, including our general partner, will have conflicts of interest with us. They will not owe any fiduciary duties to us or our common unitholders, but instead will owe us and our common unitholders limited contractual duties, and they may favor their own interests to the detriment of us and our other common unitholders.

Stonepeak Catarina, through its ownership of SP Holdings, owns and controls our general partner and, through the Representation and Standstill Agreement (as defined in “Part III, Item 10. Directors, Executive Officers and Corporate Governance”) and its ownership of SP Holdings, has the power to appoint all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to SP Holdings and its affiliates, including Stonepeak Catarina. Conflicts of interest will arise between Stonepeak Catarina and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Stonepeak over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

Stonepeak may sell common units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of March 29, 2022, Stonepeak owned (i) 96,734,084 common units, representing approximately 65% of our outstanding common units, and (ii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised. Additionally, we have agreed to provide Stonepeak Catarina with certain registration rights under applicable securities laws. Pursuant to such registration rights, on November 10, 2021, we filed a Registration Statement on Form S-1 to register 9,000,000 common units for resale by a subsidiary of Stonepeak Catarina, which was declared effective by the SEC on December 17, 2021. The sale of the common units owned by Stonepeak in the public or private markets could have an adverse impact on the price of the common units or on the trading market for our common units.

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

Furthermore, if any limited partner, our general partner or any person holding any beneficial interest in us brings any claims, suits, actions or proceedings (including, but not limited to, those asserting a claim of breach of a fiduciary duty) and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such limited partner, our general partner or person holding any beneficial interest in us shall be obligated to reimburse us and our Affiliates (as defined in Section 1.1 of our partnership agreement, including our general partner, the directors and officers of our general partner, and Stonepeak) for all fees, costs and expenses of every kind and description, including, but not limited to, all reasonable attorney’s fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding.

Our partnership agreement includes exclusive forum, venue and jurisdiction provisions and limitations regarding claims, suits, actions or proceedings. By taking ownership of a common unit, a limited partner is irrevocably consenting to these provisions and limitations regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts.

Our partnership agreement is governed by Delaware law. Our partnership agreement includes exclusive forum, venue and jurisdiction provisions designating Delaware courts as the exclusive venue to the fullest extent permitted by applicable law for most claims, suits, actions and proceedings involving us or our officers, directors and employees and limitations regarding claims, suits, actions or proceedings. By taking ownership of a common unit, a limited partner is irrevocably consenting to these provisions and limitations regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. If a dispute were to arise between a limited partner and us or our officers, directors or employees, the limited partner may be required to pursue its legal remedies in Delaware, which may be an inconvenient or distant location and which is considered to be a more corporate-friendly environment. Furthermore, if any limited partner, our general partner or person holding any beneficial interest in us brings any claims, suits, actions or proceedings (including, but not limited to, those asserting a claim of breach of a fiduciary duty) and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such limited partner, our general partner or person holding any beneficial interest in us shall be obligated to reimburse us and our Affiliates for all fees, costs and expenses of every kind and description, including, but not limited to, all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. This provision may have the effect of increasing a unitholder’s cost of asserting a claim and therefore, discourage lawsuits against us and our general partner’s directors and officers. Because fee-shifting provisions such as these are relatively new developments in corporate and partnership law, the enforceability of such provisions are uncertain; in addition, future legislation could restrict or limit this provision of our partnership agreement and its effect of saving us and our Affiliates from fees, costs and expenses incurred in connection with claims, actions, suits or proceedings.

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

Pursuant to partnership audit rules applicable for partnership tax years beginning after 2017 if the IRS makes audit adjustments to our partnership tax returns, it may assess and collect any taxes (including any applicable penalties or interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed, or, if we are eligible, issue a revised information statement to each current and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution might be substantially reduced, in which case our current  unitholders may bear some or all of the tax liability resulting from such audit adjustment even if the unitholders did not own units in us during the tax year under audit.

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

Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to the sum of our business interest income and a specified percentage of our “adjusted taxable income” during the taxable year, computed without regard to any business interest income or expense. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

Moreover, the transferee of an interest in a partnership that is engaged in a United States trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a non-U.S. person.  While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, Treasury Regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury Regulations and recent guidance from the IRS further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

On August 30, 2021, Catarina Midstream initiated a non-administered arbitration against SN Catarina pursuant to the International Institute for Conflict Prevention & Resolution Non-Administered Arbitration Rules (the “Catarina Arbitration”). In the Catarina Arbitration, Catarina Midstream asserts claims for declaratory judgment and breach of contract arising from SN Catarina’s failure to pay increased tariff rates for interruptible throughput volumes from Eastern Catarina and its refusal to pay the incremental infrastructure fee since July 2021. Catarina Midstream also seeks its attorneys’ fees, costs, and pre- and post-judgment interest from SN Catarina. SN Catarina filed a counterclaim against Catarina Midstream alleging Catarina Midstream’s June 24, 2021 tariff rate increase, and its two prior tariff rate increases under the Gathering Agreement, constitute breaches of contract. SN Catarina also alleges that Catarina Midstream’s continued addition of the incremental infrastructure fee on a month-to-month basis after March 31, 2018 constitutes an additional breach of the Gathering Agreement. SN Catarina seeks declaratory and injunctive relief, monetary damages, and attorneys’ fees and costs. The Catarina Arbitration is set for final hearing in August 2022.

On October 15, 2021, the Mesquite Plaintiffs initiated adversary proceeding 21-03931 (MI) against the Partnership and Catarina Midstream in the Bankruptcy Court (the “Mesquite Adversary”). In the Mesquite Adversary, the Mesquite Plaintiffs seek recharacterization of the Catarina Transaction as a disguised financing. The Mesquite Plaintiffs claim that SN Catarina is the legal owner of Western Catarina Midstream and demand its return.

The Mesquite Plaintiffs also assert various claims for constructive and actual fraudulent transfer arising from (1) the Catarina Transaction; (2) payments made by SN Catarina to Catarina Midstream under the Gathering Agreement after Catarina Midstream increased tariff rates for interruptible throughput volumes from Eastern Catarina; and (3) payments made by SN Catarina to Catarina Midstream for the incremental infrastructure fee under the Gathering Agreement amendment and on a month-to-month basis by mutual agreement of the parties after the amendment’s expiration. The Mesquite Plaintiffs seek declaratory relief related to the recharacterization claim as well as avoidance of the alleged constructive and actual fraudulent transfers and recovery of the amounts transferred to Catarina Midstream. The Partnership and Catarina Midstream have filed a Motion to Dismiss the allegations asserted by the Mesquite Plaintiffs.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE American under the symbol “SNMP.”

Holders

The number of unitholders of record of our common units was approximately 40 on March 29, 2022, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12. Security Ownership of Certain Benefits Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plan as of December 31, 2021.

Recent Sales of Unregistered Securities

As previously announced, on November 22, 2021, pursuant to the terms of the Stonepeak Letter Agreement, we issued 10,832,186 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2021 in common units. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involve public offering.

Purchases of Equity Securities by Us and our Affiliates

No common units were repurchased by us during the fourth-quarter 2021.

Default Upon Senior Securities

There were no defaults on senior securities for the years ended December 31, 2021 or 2020.

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

Business Updates

Please read the following subsections contained in “Part I, Item 1. Business” of this Form 10-K for a discussion regarding material updates to our business and operations during the year ended December 31, 2021: “COVID-19,” “Our Relationship with Mesquite,” “Execution of Energy Transition Strategy,” “2021 Upstream Divestitures” and “Our Relationship with Stonepeak.”

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

Throughput Volumes

Our management analyzes our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Mesquite’s Catarina Asset, which is in Dimmit, La Salle and Webb counties in Texas, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Mesquite on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Mesquite or third parties from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. Construction of the Seco Pipeline was completed in August 2017, however, Mesquite does not currently transport any volumes on the Seco Pipeline following termination of the Seco Pipeline Transportation Agreement, effective February 12, 2020. Future throughput volumes on the pipeline are dependent on execution of a new transportation agreement with Mesquite or execution of an agreement with a third party.

Operating Expenses

Our management seeks to maximize Adjusted EBITDA, a non-GAAP financial measure, in part by minimizing operating expenses. These expenses are, or will be, comprised primarily of field operating costs (which generally consists of labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of the throughput volumes on the midstream gathering system, but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results and guidance presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-K.  We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us.  We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs. Please note that the gathering and transportation lease revenues utilized to determine net loss for the year ended December 31, 2021 do not net out the approximately $16.2 million of such revenues that have not been collected from Mesquite.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Years Ended
	December 31,
	2021	2020
Net loss	$(154,539)	$(118,761)
Adjusted by:
Interest expense, net	112,969	95,871
Income tax expense (benefit)	393	24
Depreciation, depletion and amortization	20,998	22,873
Asset impairments	—	24,222
Accretion expense	460	567
Gain on sale of assets	(67)	—
Unit-based compensation expense	955	2,602
Unit-based asset management fees	(1,923)	7,245
Distributions in excess of equity earnings	68,389	11,737
(Gain) loss on mark-to-market activities	(664)	(759)
Adjusted EBITDA	$46,971	$45,621

Significant Operational Factors

Throughput. The following table sets forth selected throughput data pertaining to the Midstream segment for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Western Catarina Midstream:
Oil (MBbl/d)	5.7	7.4
Natural gas (MMcf/d)	75.1	93.6
Water (MBbl/d)	1.9	3.1

Results of Operations

The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Years Ended
	December 31,
	2021	2020	Variance
Revenues:
Gathering and transportation sales	$—	$785	$(785)	(100)%
Gathering and transportation lease revenues	51,482	44,671	6,811	15%
Total revenues	51,482	45,456	6,026	13%
Expenses
Operating expenses
Transportation operating expenses	8,501	10,198	(1,697)	(17)%
General and administrative expenses	10,103	18,296	(8,193)	(45)%
Unit-based compensation expense	955	2,602	(1,647)	(63)%
Depreciation and amortization	20,559	20,655	(96)	(0)%
Accretion expense	387	355	32	9%
Total operating expenses	40,505	52,106	(11,601)	(22)%
Other (income) expense
Interest expense, net	112,969	95,871	17,098	18%
Loss (earnings) from equity investment	54,073	(4,479)	58,552	NM (a)
Other income, net	(643)	(71)	(572)	NM (a)
Total other expenses	166,399	91,321	75,078	82%
Total expenses	206,904	143,427	63,477	44%
Loss before income taxes	(155,422)	(97,971)	(57,451)	59%
Income tax (benefit) expense	(5)	159	(164)	NM (a)
Loss from continuing operations	(155,417)	(98,130)	(57,287)	58%
Income (loss) from discontinued operations	878	(19,764)	20,642	(104)%
Net loss	$(154,539)	$(117,894)	$(36,645)	31%

(a)	Variances deemed to be Not Meaningful “NM.”

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Gathering and transportation lease revenues. Gathering and transportation lease revenues increased approximately $6.8 million, or 15%, to approximately $51.5 million for the year ended December 31, 2021, compared to approximately $44.7 million for the same period in 2020. This increase was primarily the result of an increase in the rate charged for hydrocarbons transported on Western Catarina Midstream that was produced from outside the dedicated acreage under the Gathering Agreement, effective as of July 1, 2021. This increase was partially offset by a decrease in throughput. As discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” SN Catarina has failed to pay the increased rate for the throughput outside the dedicated acreage. For the year ended December 31, 2021, approximately $16.2 million of the gathering and transportation lease revenues are associated with the rate increase.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $1.7 million, or 17%, to approximately $8.5 million for the year ended December 31, 2021 compared to approximately $10.2 million for the same period in 2020. This decrease was due to the nature of operating expenses being dependent on throughput.

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $8.2 million, or 45%, to approximately $10.1 million for the year ended December 31, 2021 compared to approximately $18.3 million for the same period in 2020. The decrease was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $9.2 million due to the volatility in the market price of our common units during the period. This decrease was partially offset by bad debt expenses of approximately $1.9 million. Cash general and administrative expense for the year ended December 31, 2021 was approximately $10.1 million compared to approximately $10.9 million for the same period in 2020. The decrease in cash general and administrative expenses was primarily the result of lower professional fees when compared to the professional fees attributable to negotiation of the Settlement Agreement and related agreements with Mesquite during the year ended December 31, 2020.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $1.6 million, or 63%, to approximately $1.0 million for the year ended December 31, 2021, compared to approximately $2.6 million for the same period in 2020. The decrease is due to awards vesting during the year ended December 31, 2020.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the year ended December 31, 2021 compared to the same period in 2020.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense increased approximately $7.1 million, or 18%, to approximately $113.0 million for the year ended December 31, 2021 compared to approximately $95.9 million for the same period in 2020. This increase was the result of an increase in the number of junior securities deemed outstanding causing the Stonepeak Warrant value to increase and higher distributions on the Class C Preferred Units. Cash interest expense for the year ended December 31, 2021 was approximately $2.6 million compared to approximately $5.2 million for the same period in 2020. This decrease is due to a decrease in the debt balance outstanding under the Credit Agreement between the periods.

Loss (earnings) from equity investment. For the year ended December 31, 2021, the loss from our equity method investment was approximately $54.1 million compared to earnings of approximately $4.5 million for the same period in 2020.  During 2021, an impairment of approximately $55.0 million was recorded as a result of lower expectations regarding volumes and rates associated with the renewal of future expiring contracts and negotiation of new contracts.  Excluding this impairment, our earnings from equity method investment was approximately $0.9 million for the year ended December 31, 2021.  The decrease when compared to the year ended December 31, 2020, was the result of lower margins.

Other income, net. Other income, net includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other income, net for the year ended December 31, 2021, was approximately $0.6 million compared to $71 thousand during the year ended December 31, 2020. The primary income for the year ended December 31, 2021, relates to the mark-to-market impact of the Nuvve Holding Warrants which we received in May 2021.

Income tax (benefit) expense. Income tax benefit was approximately $5 thousand for the year ended December 31, 2021, compared to an expense of approximately $159 thousand for the same period in 2020. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $1.7 million in cash and cash equivalents and $5.0 million available for borrowing under the Credit Agreement in effect on such date, as discussed further below.

During the years ended December 31, 2021 and 2020, we paid approximately $2.6 million and approximately $5.2 million, respectively, in cash for interest on borrowings under our Credit Agreement.

Our capital expenditures during the year ended December 31, 2021 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional debt, additional common units or other limited partner interests.  We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

While we cannot predict the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we believe that our balances of cash, cash equivalents, cash generated from operations, borrowings under the Credit Agreement and potential issuances of securities will be sufficient to satisfy cash requirements over the next twelve months, including relating to working capital, amortizing debt payments on the Term Loan, and maintenance and expansion capital expenditures.  However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses.

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

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of December 31, 2021, we had $49.2 million of debt outstanding, consisting of $49.2 million under the Term Loan with no balance outstanding under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of December 31, 2021, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through March 2022. The maximum revolving credit amount is $5.0 million leaving us with $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2021.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the LIBOR plus an applicable margin between 2.75% and 3.50% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.75% and 2.50% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.50% per annum based on the unutilized portion of the Revolving Loan. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

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

At December 31, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of December 31, 2021, we had approximately $49.2 million of debt outstanding under the Term Loan with no balance outstanding under the Revolving Loan, leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement at December 31, 2021. Our Credit Agreement matures on September 30, 2023.

Operating Cash Flows

We had net cash flows provided by operating activities for the year ended December 31, 2021, of approximately $31.0 million, compared to net cash flows provided by operating activities of approximately $37.9 million for the same period in 2020. This decrease was primarily related to the decrease in throughput between the periods.

Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.

Investing Activities

We had net cash flows provided by investing activities for the year ended December 31, 2021, of approximately $15.4 million, substantially all of which were proceeds from the sale of oil and natural gas properties.

Our net cash flows used in investing activities for the year ended December 31, 2020 were approximately $1.9 million, consisting of approximately $1.8 million related to midstream activities, including pipeline construction, and contributions to Carnero JV totaling approximately $0.1 million.

Financing Activities

Net cash flows used in financing activities was approximately $46.4 million for the year ended December 31, 2021. During the year ended December 31, 2021, we repaid $61.8 million of borrowings under the Credit Agreement.

Net cash flows used in financing activities were approximately $39.4 million for the year ended December 31, 2020. During the year ended December 31, 2020, we repaid $39.0 million of borrowings under the Credit Agreement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the calculation of depletion and impairment of oil and natural gas properties, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

Gathering and Transportation Assets

Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over the useful life of the asset. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

We perform a periodic assessment of gathering and transportation assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Refer to Note 8 “Gathering and Transportation Related Assets” to our consolidated financial statements for additional information.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The principal executive officer and principal financial officer of our general partner have concluded that our current disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our general partner conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

Please see Report of Independent Registered Public Accounting Firm beginning on Page F-2 of this Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for members of the Board and the executive officers of our general partner as of March 29, 2022.  All of the directors of our general partner are elected by SP Holdings, as the sole member of our general partner, except for two persons who are appointed by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. Members of the Board hold office until their successors have been elected or qualified or until the earlier of their death, incapacity, resignation or removal.  Executive officers hold office at the discretion of, and may be removed by, the Board.

Name	Age	Position with Evolve Transition Infrastructure LP
Randall L. Gibbs	70	Chief Executive Officer and Director
Charles C. Ward	61	Chief Financial Officer and Secretary
Michael A. Keuss	53	President and Chief Operating Officer
Jonathan C. M. Hartigan	43	President and Chief Investment Officer
Michael Bricker	33	Director
Jack Howell	35	Director
Richard S. Langdon	71	Independent Director
Steven E. Meisel	37	Independent Director
John T. Steen III	41	Director; Chairman of the Board
Luke R. Taylor	44	Director

Randall L. Gibbs, 70, was elected as a member of the Board and Chief Executive Officer in December 2021. Mr. Gibbs brings to the General Partner forty years’ experience in the energy industry, with twenty years on the energy commodity trading and marketing side as a founding partner of Texport Oil LP, a trader and gasoline blender focused on refined products distribution in the Northeast United States and Canada, including New York Harbor, and the last twenty years in energy infrastructure development and operations across the broad energy spectrum. From August 2019 to present, Mr. Gibbs has served as a co-founder and Chief Executive Officer of HOBO, a privately-owned energy infrastructure developer, where Mr. Gibbs co-manages the company and its business development activities with a specific focus on corporate strategy, commercial agreements and structured finance, including development of the relationship with Stonepeak and Evolve. Prior to his work with HOBO, beginning in 2001, Mr. Gibbs was sole owner and Chief Executive Officer of Multifuels LP (“Multifuels”), a privately-owned energy infrastructure developer, which Mr. Gibbs founded. Multifuels developed pipelines, terminals, natural gas storage and various forms of renewables under Mr. Gibbs’ direction, including Freebird Natural Gas Storage (“Freebird”) a depleted reservoir FERC certified storage facility connected to the Tennessee Gas Pipeline (500 Leg) by a lateral pipeline entirely developed, constructed and operated by Multifuels in partnership with private equity sponsorship in 2006 until its sale in 2008. More recently, Multifuels, in a combination of transactions, developed, acquired, reconfigured, constructed and operated approximately 150 miles of natural gas pipeline laterals in central Texas primarily serving a large public utility and collectively operating as Multifuels Midstream Group LLC. Multifuels and its private equity partner sold this business in a transaction with Macquarie Principal Finance, Inc. Mr. Gibbs is also presently the majority owner of Victory Solar LLC, a Texas based solar sales and installation company operating in Texas, Florida, Virginia and North Carolina.

Charles C. Ward, 61, was elected Chief Financial Officer and Secretary of our general partner in March 2015.  Mr. Ward previously served as Chief Financial Officer and Treasurer of Sanchez Production Partners LLC from March 2008 until its conversion to a limited partnership in March 2015 and Secretary from July 2014 until March 2015.  Mr. Ward also served as a Vice President of Constellation Energy Commodities Group, Inc. from November 2005 until December 2008.  Prior to that time, he was a Vice President of Enron Creditors Recovery Corp. from March 2002 to November 2005.

Michael A. Keuss, 53, was elected President and Chief Operating Officer in December 2021. Mr. Keuss has extensive experience in management, manufacturing, trading and business development in the renewable fuels, chemical and petroleum refining industries. From August 2019 to present, Mr. Keuss has served as a co-founder and President of HOBO, where Mr. Keuss co-founded and co-manages the company and its business development activities and utilizes his extensive experience in marketing, trading and engineering to further the development of multiple potential renewable diesel and sustainable aviation fuels projects. From June 2018 to August 2019, Mr. Keuss served as a founder, officer and director of Aristide Energy Corporation, a privately-owned energy trading company (“Aristide”). At Aristide, Mr. Keuss developed a renewable fuels trading company in Houston with a complimentary recycling manufacturing facility and engineering services division. From 2011 to 2018, Mr. Keuss served as Vice President of Business Development for Kolmar Group, where he developed a biodiesel business platform that traded and blended biodiesel. Over the course of 2½ years, Mr. Keuss also managed and engineered the transformation of the American Green Fuels biodiesel facility from a soy-only operation to a multi-feedstock operation as of early 2018. From 2000 to 2010, Mr. Keuss worked for LyondellBasell, a multinational publicly traded corporation, and Musket Corporation, a privately held company, where he held various marketing roles, primarily in the physical trading of gasoline, diesel and natural gas, and a short period as a business analyst. From 1991 to 1999, Mr. Keuss held various engineering, operations and management roles for crude refining operations for Valero Energy and Mobil Corporation.

Jonathan C. M. Hartigan, 43, was elected President and Chief Investment Officer in December 2021. Mr. Hartigan has more than 20 years’ experience in capital raising, M&A, strategy, finance and accounting, focused on the development of and investment in projects in the energy infrastructure space. From June 2020 to present, Mr. Hartigan has served as Executive Vice President and Chief Financial Officer of HOBO, where Mr. Hartigan directs capital raising, M&A, and commercial and marketing activities. Prior to that, from May 2019 to January 2020, Mr. Hartigan served as Senior Vice President, Strategy and Analytics for SemGroup Corporation, a publicly-traded company with pipelines, processing plants, refinery-connected storage facilities and deep-water marine terminals with import and export capabilities. At SemGroup Corporation, Mr. Hartigan led corporate development, deal structuring and corporate strategy resulting in the sale of SemGroup to Energy Transfer. After the transaction closed, Mr. Hartigan led the postmerger integration efforts. From December 2016 to March 2019, Mr. Hartigan served as Senior Vice President, Corporate Development and Capital Markets for Sunnova Energy International Inc. (“Sunnova”), a leader in residential solar, battery storage and system protection services. At Sunnova, Mr. Hartigan raised equity and debt at the corporate level as well as project finance and tax equity at the asset level. From December 2014 to November 2016, Mr. Hartigan served as a Senior Vice President for GE Energy Financial Services focusing on energy investments in the midstream industry. From December 2011 to November 2014, Mr. Hartigan was a Vice President/Associate with Alinda Capital Partners (“Alinda”), an infrastructure investment firm. At Alinda, Mr. Hartigan managed certain of Alinda’s portfolio companies, and led capital market transactions, follow-on mergers and acquisitions, strategic reviews, and greenfield expansion projects executed under long-term contracts. Previously, Mr. Hartigan developed renewable power and midstream projects at Devonshire Investors (an affiliate of Fidelity Investments) and began his career at Ernst & Young in their Transaction Advisory Services Group.

Michael Bricker, 33, was appointed as a member of the Board in September 2020.  Mr. Bricker is currently a Managing Director at Stonepeak and has been with Stonepeak since April 2017. Mr. Bricker currently serves as a member of the Operating Committee for Whistler Pipeline, a greenfield natural gas pipeline, and Oryx Midstream Services LLC, the owner and operator of a crude oil pipeline system, both located in the Permian Basin. From April 2014 to April 2017, Mr. Bricker was an Investment Associate with First Reserve Corporation, a private equity firm that focuses on energy infrastructure investments. Mr. Bricker started his career as an Analyst in Citigroup’s oil and gas investment banking group. Mr. Bricker holds a Master in Professional Accounting with a Minor in Finance, graduating with high honors from the University of Texas at Austin.

Jack Howell, 35, was elected as a member of the Board in October 2015.  Mr. Howell is a Senior Managing Director at Stonepeak and a member of Stonepeak’s Executive Committee. Mr. Howell has been with Stonepeak since 2015. Prior to joining Stonepeak, Mr. Howell covered the oil and gas sector for Davidson Kempner, a hedge fund that focuses on distressed investments, from 2014 to 2015. Prior to Davidson Kempner, Mr. Howell worked for Denham Capital, an energy-focused private equity firm from 2011 to 2014. Mr. Howell started his career as an Analyst in Credit Suisse’s oil and gas investment banking group. Mr. Howell holds a Bachelor of Arts degree in Plan II Honors and Business Economics, Phi Beta Kappa, from the University of Texas at Austin.

Richard S. Langdon, 71, was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in December 2006. Mr. Langdon is an independent member of the Audit Committee and the Conflicts Committee. Mr. Langdon is currently the President, Chief Executive Officer, and Chief Financial Officer of Altamont Energy LLC ("Altamont"), a privately held exploration and production company, a position he has held since May 2021, from April 2018 to May 2021, Mr. Langdon was the Executive Vice President and Chief Financial Officer of Altamont. Mr. Langdon previously served as the President and Chief Executive Officer of Badlands Energy, Inc., a privately held exploration and production company (“Badlands Energy”), and its publicly traded predecessor entity, Gasco Energy, Inc. (“Gasco”), from May 2013 to October 2018. Mr. Langdon also served as a director of Badlands Energy and its predecessor, Gasco from March 2003 to October 2018. Badlands Energy filed for bankruptcy in August 2017. In addition to his Badlands Energy titles, Mr. Langdon also served as Debtor-in-Possession for Badlands Energy from August 2017 to October 2018. Mr. Langdon also currently serves on the board of directors, as chairman of the audit committee and as a member of the compensation committee of Gulfslope Energy, Inc., which capacities he has served in since March 2014.  Mr. Langdon was the President and Chief Executive Officer of KMD Operating Company LLC (“KMD Operating”), a privately held production company, from November 2011 until December 2015 and Matris Exploration Company L.P., a privately held production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011.  Mr. Langdon also served as President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held production company, from November 2007 until November 2013.  From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002.  Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company.

Steven E. Meisel, 37, was appointed as a member of the Board in September 2020 and is an independent member of the Board. Mr. Meisel also historically provided consulting services to the Partnership and its subsidiaries through that certain Consultancy Agreement (the “Meisel Consulting Agreement”) entered into with our general partner, effective as of October 1, 2020. The Meisel Consulting Agreement was terminated in March 2021. Mr. Meisel was Co-Chief Executive Officer and Managing Partner of Discovery Midstream Holdings II LLC (“Discovery II”). Prior to joining Discovery II, Mr. Meisel co-founded Discovery Midstream Holdings LLC (“Discovery I”) in January 2016, and grew it from a small greenfield gathering and processing project into the premier system on the southern side of the DJ Basin. The asset was sold to Williams and KKR in August 2018. From March 2012 to January 2016, Mr. Meisel served as Senior Vice President of Commercial and Business Development at Wildcat Midstream Partners LLC, leading the commercial efforts in North Louisiana while also securing Wildcat’s Southern Midland Basin oil pipeline project. Prior to Wildcat, Mr. Meisel worked in various capacities for Regency Energy including corporate development, corporate finance and business development. Mr. Meisel started his career as an Analyst in Southwest Securities investment banking group. Mr. Meisel has a Bachelor of Finance from the University of Kansas.

John T. Steen III, 41, was appointed as a member of the Board in September 2020 and currently serves as the Chairman of the Board. Mr. Steen also historically provided consulting services to the Partnership and its subsidiaries through the JT3 Consulting Agreement defined and described in “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—2020—JT3 Consulting Agreement.” The JT3 Consulting Agreement was terminated in March 2021. Mr. Steen is also currently a Senior Operating Partner with Stonepeak Infrastructure Partners and supports Stonepeak’s efforts in the midstream energy sector. Prior to joining Stonepeak, from 2017 to 2018, Mr. Steen was CEO of Paradigm Energy Partners, which focused on oil and gas pipeline and storage assets in the Bakken Shale of North Dakota and the Eagle Ford Shale of South Texas. From 2012 to 2017, Mr. Steen was a Vice President for Sage Midstream.  Prior to Sage Midstream, Mr. Steen worked in various midstream business development capacities for Energy Transfer and LDH Energy. He is the Chairman of the Texas Racing Commission, which oversees all pari-mutuel wagering on horse and greyhound racing in the state of Texas. Mr. Steen also serves on the boards of Oryx Midstream Services LLC and King Ranch, Inc. He graduated cum laude from Vanderbilt University and received an MBA from the Wharton School as well as an MA in International Studies from the University of Pennsylvania. Mr. Steen is also a CFA charterholder.

Luke R. Taylor, 44, was elected as a member of the Board in October 2015.  Mr. Taylor has served as a Senior Managing Director with Stonepeak since August 2011 and serves as a member of Stonepeak’s Executive Committee. Mr. Taylor has been investing across the infrastructure space for over 15 years and sits on the boards of Lineage Logistics, Golar Power and Ironclad Energy Partners, and is a former director of Paradigm Energy Partners, Tidewater Holdings, Carlsbad Desalination Project, Casper Crude to Rail and Northstar Renewable Power. Prior to joining Stonepeak, Mr. Taylor was a Senior Vice President with Macquarie Capital based in New York. Mr. Taylor has a Bachelor of Commerce and a Master of Business (Distinction) from the University of Otago (New Zealand).

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

Mr. Gibbs brings more than 40 years of energy industry experience to the Board, with twenty years on the energy commodity trading and marketing side, and the last twenty years in energy infrastructure development and operations across the broad energy spectrum. Mr. Gibbs also brings substantial experience in renewable fuels and alternative energy and will assist the Board in developing the Partnership’s business, acquisition and financing strategies with respect to energy transition infrastructure opportunities.

Mr. Langdon brings more than 45 years of management experience in energy banking, energy consulting and executive management and board experience in large and small, public and private, domestic and international energy companies to the Board.  He has served as the Chief Financial Officer of EEX Corporation, a publicly traded production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He was also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and served as the chairman of the audit committee of Gasco until he was named Gasco’s President and Chief Executive Officer. The Board, after review and discussion of the applicable NYSE American listing standards and requirements, has determined that Mr. Langdon is “independent” for purposes of service on the Board.

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

The Audit Committee consists of Messrs. Langdon (Chair) and Meisel. The Board has determined that each of Messrs. Langdon and Meisel is an “audit committee financial expert” as that term is defined in the applicable rules of the SEC. Additionally, the Board has also determined that each of Messrs. Langdon and Meisel is “independent” for purposes of service on the Audit Committee as required by applicable NYSE American listing standards.

Conflicts Committee

The Conflicts Committee consists of Messrs. Meisel (Chair) and Langdon. The Conflicts Committee reviews specific matters that the Board believes may involve conflicts of interest. Our partnership agreement provides that members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of any of our General Partner’s affiliates or, subject to certain exceptions, a holder of any ownership interest in our General Partner or its affiliates and must meet the independence standards for service on an audit committee of a board of directors as established by NYSE American and SEC rules. Any matters approved by the Conflicts Committee will be presumed to be taken in good faith.

Other

We maintain on our website, http://www.evolvetransition.com in the “Corporate Governance” section under the “Investors” tab, a copy of the Audit Committee charter as well as copies of the Corporate Governance Guidelines and Code of Business Conduct and Ethics that are applicable to us and our general partner. Copies of these documents are also available in print and may be obtained without charge, upon written request, by emailing our investor relations group at ir@evolvetransition.com. Our Code of Business Conduct and Ethics applies to our general partner’s principal executive officer, principal financial officer and principal accounting officer, among others. We intend to post any changes to or waivers of our Code of Business Conduct and Ethics for the executive officers of our general partner on our website.

Certifications

The NYSE American requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by a listed company of the NYSE American’s corporate governance listing standards, qualifying the certification to the extent necessary.  In accordance with the rules of the NYSE American, we last provided such a certification on March 16, 2021. The certifications of the Chief Executive Officer and Chief Financial Officer of our general partners required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Form 10-K.

Item 11. Executive Compensation

Our general partner has the sole responsibility for conducting our business and for managing our operations, and its Board makes decisions on our behalf. The executive officers of our general partner are employed by Evolve Transition Infrastructure GP LLC and manage the day-to-day affairs of our business.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers (the “NEOs”) (which are the chief executive officer and the two next most highly compensated officers of our general partner) for 2021 and 2020:

				Unit	All Other
Name and Principal Position (a)	Year	Salary	Bonus (b)	Awards (c)	Compensation (d)	Total
Gerald F. Willinger	2021	$362,500	$—	$—	$1,682,786	$2,045,286
Former Chief Executive Officer (e)	2020	$600,000	$1,300,000	$—	$55,260	$1,955,260

Charles C. Ward	2021	$375,000	$843,750	$—	$11,138	$1,229,888
Chief Financial Officer and Secretary	2020	$375,000	$550,000	$—	$54,792	$979,792

Randall L. Gibbs	2021	$95,455	$—	$5,129,347	$—	$5,224,802
Chief Executive Officer (f)	2020	$—	$—	$—	$—	$—

Michael A. Keuss	2021	$95,455	$—	$5,129,347	$—	$5,224,802
President and Chief Operating Officer (f)	2020	$—	$—	$—	$—	$—

Jonathan C. M. Hartigan	2021	$59,659	$—	$2,308,307	$—	$2,367,966
President and Chief Investment Officer (f)	2020	$—	$—	$—	$—	$—
(a)	On November 3, 2021, Mr. Willinger resigned from his positions as Chief Executive Officer of the general partner and a member of the Board, to be effective November 30, 2021. On November 3, 2021, in connection with the HOBO Transaction, the Board appointed Randall Gibbs as Chief Executive Officer of our general partner, Michael Keuss as the President and Chief Operating Officer of our general partner and Jonathan Hartigan as the President and Chief Investment Officer of our general partner, with each such appointment becoming effective on December 1, 2021.
(b)	On March 13, 2020, our general partner entered into the Award Letter Agreement with each of Messrs. Willinger and Ward. In the Award Letter Agreements the Board determined that the annual grant for 2020 of $1,300,000 to Mr. Willinger and $550,000 to Mr. Ward would be payable either in cash or restricted units under the Plan. The Board, in its discretion, paid Messrs. Willinger and Ward's 2020 annual bonus in the form of restricted common units on March 18, 2021. The value above reflects the aggregate grant date fair value of these units. On October 1, 2021, the Board, in its discretion, determined that Mr. Ward’s annual cash bonus under his Executive Agreement for performance during fiscal year 2020 would be paid at the high end of the range, or 125%, resulting in a cash bonus of $468,750. On March 29, 2022, the Board, in its discretion, determined that Mr. Ward's annual cash bonus under his Executive Agreement for performance during fiscal year 2021 would be paid at the midpoint of the range, or 100%, resulting in a cash bonus of $375,000. A portion of the 2021 cash bonus award of $140,625 was paid to Mr. Ward in 2021 with the remainder of the 2021 cash bonus of $234,375 to be paid out in 2022.
(c)	The amounts reported in this column reflect the aggregate grant date fair value of awards granted, if any, for fiscal years 2021 and 2020, computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 15 “Unit-Based Compensation,” to the Consolidated Financial Statements included under “Part II, Item 8. Financial Statements and Supplementary Data” for additional detail regarding these figures. On November 3, 2021, the Board granted Messrs. Gibbs, Keuss, and Hartigan Inducement Awards in the form of restricted common units that will vest in three separate tranches if certain performance conditions are satisfied. In addition, the Board granted Messrs. Gibbs, Keuss, and Hartigan long-term incentive awards (“LTIP Awards”) that will also vest in three separate tranches if certain performance conditions are satisfied.
(d)	Our NEOs are eligible to participate in benefit plans such as medical, dental, vision, life and disability insurance, 401(k) and flexible spending accounts on the same terms as all employees or service providers. The amount in this column reflects the amount of matching contributions made under our 401(k) plan; parking cost paid for our NEOs; the cost of life insurance, accidental death and dismemberment insurance, and health insurance for our NEOs; and for those Mr. Willinger who also served as director, this column includes cash fees he received for service as a director.
(e)	On November 3, 2021, Mr. Willinger resigned from his position as Chief Executive Officer, effective as of November 30, 2021. As a result, the salary amount for Mr. Willinger for 2021 has been prorated based on salary paid from January 1, 2021 through November 30, 2021.
(f)	The salary amounts for the New Executives for 2021 reflect salary paid from November 3, 2021 through December 31, 2021.

Executive Agreements

The general partner has entered into Executive Service Agreements with the NEOs, and a Transition Agreement with the Former Chief Executive Officer.  Set forth below is the description of the material terms of these agreements.

Executive Services Agreements – New Executives

On November 3, 2021, our general partner entered into Executive Services Agreements (each, an “Executive Agreement” and, collectively, the “Executive Agreements”) with each of the New Executives. Each respective Executive Agreement provides for: (i) an annual base salary (Mr. Gibbs: $600,000, Mr. Keuss: $600,000, and Mr. Hartigan: $375,000), (ii) eligibility to receive an annual cash bonus equal to an amount between 100% and 150% of such New Executive’s base salary based on a qualitative assessment of financial and individual performance achievements, as determined in the Board’s sole discretion, (iii) a grant of Common Units as an inducement material to entering into employment with our general partner pursuant to the Evolve Transition Infrastructure 2021 Equity Inducement Award Plan (discussed further below) (Mr. Gibbs: 5,755,056 Common Units, Mr. Keuss: 5,755,056 Common Units, and Mr.

Hartigan: 2,589,888 Common Units) (the “Inducement Awards”), (iv) eligibility to receive awards under the Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”), (v) participation in applicable retirement plans, health and welfare plans and disability insurance plans of our general partner and Evolve, (vi) unlimited paid vacation to be used in each New Executive’s reasonable discretion, and (vii) reimbursement of certain reasonable out-of-pocket business expenses.

Under each Executive Agreement, each New Executive will be entitled to the payments described below upon the occurrence of certain termination of employment or related change of control events. A termination of employment by our general partner for Cause or by such New Executive without Good Reason (as each term is defined in such Executive Agreement) will result in payment of any accrued but unpaid then-current base salary and any unpaid expense reimbursements (collectively, “Accrued Obligations”). A termination of employment upon such New Executive’s death or Disability (as defined in the Executive Agreements) will result in (i) payment of any Accrued Obligations and any then-unpaid Deferred Initial Bonus Amounts (as defined in such Executive Agreement) (“Unpaid Deferred Bonus”), and (ii) if the Offtake Condition  (as defined in the Framework Agreement dated November 3, 2021 between Evolve and HOBO Renewable Diesel) is achieved prior to the termination date for such New Executive, payment of any unpaid annual bonus for the year prior to the year of termination (“Unpaid Prior-Year Bonus”) and a pro-rated annual bonus for the year of termination (the “Pro-Rated Current Bonus”). A termination of employment by our general partner without Cause or by such New Executive for Good Reason will result in (x) payment of any Accrued Obligations and Unpaid Deferred Bonus, (y) if the Offtake Condition is achieved prior to the termination date for such New Executive, (A) payment of an amount equal to 100% of such New Executive’s then-current base salary, plus 100% of the largest annual bonus paid to (or due to be paid to) such New Executive for the year in which the termination occurs or any of the previous three calendar year periods, (B) if such New Executive timely elects, payment of the COBRA premiums for such executive and such executive’s eligible dependents during the COBRA continuation period, and (C) payment of any Unpaid Prior-Year Bonus and the Pro-Rated Current Year Bonus (payments in (y)(A)-(C), “Severance Payments”); provided that, in the event such termination of employment occurs during the period beginning sixty (60) days prior to and ending two (2) years immediately following a Change in Control (as defined in the Executive Agreements), then the payments provided under (x), (y) and (z) above will be made, except that references to 100% in (y)(A) will be 200%.  As a condition to receive any Severance Payments, such New Executive must sign and return a release acceptable to our general partner. Treatment of long-term incentive compensation awards in connection with any termination described above shall all be governed by the applicable award agreement. Following any termination, such New Executive will be subject to a standard one-year non-compete covenant.

Executive Services Agreements – Former Chief Executive Officer and Chief Financial Officer and Secretary

On August 2, 2019, our general partner entered into Executive Agreements with Messrs. Willinger and Ward.  Each respective Executive Agreement provides (i) that the applicable executive will continue to serve in his current executive officer position with our general partner and provide services to us and our general partner during the applicable term, (ii) for an annual base salary (Mr. Willinger: $600,000 and Mr. Ward: $375,000), (iii) for an annual cash bonus equal to a percentage of the annual base salary (Mr. Willinger: 100% to 150% and Mr. Ward: 75% to 125%) based on a qualitative assessment of financial and individual performance achievements, and (iv) for eligibility to receive awards under our LTIP or any successor thereto and to participate in any long-term incentive programs available generally to the executive officers of our general partner, as determined in the sole discretion of the Board.

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

In addition, such executive will also be entitled to receive the following severance payments or benefits in the event of: (1) the general partner terminating such executive without “cause,” (2) such executive terminating for “good reason” or (3)(A) the general partner terminating such executive without “cause,” (B) such executive’s death or “disability,” or (C) such executive terminating for any reason, in the case of (A)-(C), during a period beginning sixty (60) days prior to and ending two (2) years following a Change in Control (as defined in the Executive Agreements) such executive will be entitled to receive (w) a lump-sum cash payment equal to two times such executive’s then-current annual base salary plus two times the largest annual bonus paid (or due to be paid) to such executive for the year in which the termination occurs or any year in the three calendar year period immediately preceding the date of termination, (x) payment of the COBRA premiums for such executive and such executive’s eligible dependents during the COBRA continuation period, (y) to the extent not yet paid to such executive, a lump-sum cash payment equal to all outstanding amounts owed to such executive for services performed for or on behalf of us and our general partner, the amount of such executive’s annual bonus for the last full year during which such executive performed services for us and our general partner, and the amount of such executive’s annual bonus for the current year, based on such executive’s annual bonus for such last full year (pro-rated to the date of termination), and (z) immediate vesting in full, as of the date of such Change in Control, of any units awarded to such executive under our Plan. On March 1, 2021, Messrs. Willinger and Ward agreed with our general partner to defer the determination and payment of their annual cash bonuses for 2020.

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

On March 1, 2021, Messrs. Willinger and Ward agreed with our general partner to delay the determination as to the form of the Deferred Awards until a time prior to March 31, 2021. The Deferred Awards were granted on March 18, 2021 in the form of restricted common units.

Transition Agreement – Former Chief Executive Officer

On November 3, 2021, Mr. Willinger resigned from his positions as Chief Executive Officer of our general partner and a member of the Board, to be effective November 30, 2021.  In connection with Mr. Willinger’s departure, our general partner and Mr. Willinger entered into a Separation and Transition Agreement (the “Transition Agreement”).  Pursuant to the Transition Agreement, Mr. Willinger is entitled to (i) payment of his current base salary earned through November 30, 2021, (ii) payment of any then-outstanding expense reimbursement amounts, and (iii) payment of the Special Separation Compensation (as defined in the Transition Agreement), which includes (x) the retention payments described in, and payable at the times specified under, the Amended and Restated Executive Services Agreement for Realignment between Mr. Willinger, our general partner and Evolve, dated April 15, 2021 (the “Restated Agreement”), and (y) the acceleration of the unvested portion of any outstanding awards issued to Mr. Willinger under the LTIP, subject to Mr. Willinger’s continued compliance with certain lock-up and tax withholding reimbursement obligations.  Additionally, payment of the Special Separation Compensation is conditioned on, among other things, Mr. Willinger’s execution, delivery and non-revocation of the release attached as Exhibit 2 to the Transition Agreement and continued compliance with the covenants and other obligations under the Transition Agreement and under the Restated Agreement, including restrictive covenants with respect to confidentiality, mutual non-disparagement, non-solicitation and non-competition, among others.

Long-Term Incentive Compensation

Inducement Plan

On November 3, 2021, the Board adopted the Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan (the “Inducement Plan”). The Inducement Plan was adopted without unitholder approval pursuant to Section 711 of the NYSE American Company Guide (the “Company Guide”).  The Board also adopted a form of Inducement Award Agreement Relating to Restricted Units and reserved 14,100,000 common units for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan is administered by the Board and its terms are substantially similar to the LTIP.

The purposes of the Inducement Plan is to further the long term stability and success of Evolve and its affiliates by providing a program to reward selected individuals hired as employees of Evolve, our general partner and their affiliates with grants of inducement awards by affording such individuals an opportunity to acquire a proprietary interest in Evolve. In accordance with Section 711(a) of the Company Guide, inducement awards may only be issued to individuals who were not previously employees or non-employee directors of our general partner, or following a bona fide period of non-employment, as an inducement material to entering into employment with our general partner or, to the extent permitted by Section 711(c) of the Company Guide, in connection with a merger or acquisition.

On November 3, 2021, the Board granted Messrs. Gibbs, Keuss, and Hartigan Inducement Awards in the form of restricted common units that will vest in three separate tranches if certain performance conditions are satisfied.  Messrs. Gibbs and Keuss each received a grant of 5,755,056 common units and Mr. Hartigan received a grant of 2,589,888 common units.  With respect to each tranche there is a primary vesting schedule which is tied to satisfaction of certain conditions set forth in the Framework Agreement and an alternative vesting schedule that may apply upon satisfaction of certain performance metrics relating to total unitholder return.

The performance goal under the first tranche will be met upon the occurrence of the Offtake Condition within seven (7) years of the grant date, or alternatively, upon Evolve’s achievement of a total unitholder return of 150% for sixty (60) consecutive days during the period beginning on the grant date and ending on December 31, 2023. The performance goal under the second tranche will be met upon the occurrence of Financial Close (as defined in the award agreements) within seven (7) years of the grant date, or alternatively, upon Evolve’s achievement of a total unitholder return of 200% for sixty (60) consecutive days during the period commencing on January 1, 2023 and ending on December 31, 2024. The performance goal under the third tranche will be met upon the occurrence of Commercial Operation (as defined in the award agreements) within seven (7) years of the grant date, or alternatively, upon Evolve’s achievement of a total unitholder return of 250% for sixty (60) consecutive days during the period commencing on January 1, 2024 and ending on December 31, 2025.

Long-Term Incentive Plan

On November 3, 2021, LTIP Awards were granted to Messrs. Gibbs, Keuss, and Hartigan in the form of restricted common units.  Messrs. Gibbs and Keuss each received a grant of 1,469,376 common units and Mr. Hartigan received a grant of 661,248 common units.  The LTIP Awards will vest in three (3) separate tranches if certain performance conditions are satisfied.

With respect to each tranche there is a primary vesting schedule which is tied to satisfaction of the Offtake Condition set forth in the Framework Agreement and an alternative vesting schedule that may apply upon satisfaction of certain performance metrics relating to total unitholder return. The performance goal under all tranches will be met upon the occurrence of the Offtake Condition within seven (7) years of the grant date; provided that, if the Offtake Condition occurs prior to November 3, 2022, then the second tranche will vest as of November 3, 2022, and similarly, if the Offtake Condition occurs prior to November 3, 2023, then the third tranche will vest as of November 3, 2022. Alternatively, the performance goal will be met upon Evolve’s achievement of a total unitholder return, (i) with respect to the first tranche, of 150% for sixty (60) consecutive days during the period commencing on the grant date and ending on December 31, 2023, (ii) with respect to the second tranche, of 200% for sixty (60) consecutive days during the period commencing on January 1, 2023 and ending on December 31, 2024, and (iii) with respect to the third tranche, of 250% for sixty (60) consecutive days during the period commencing on January 1, 2024 and ending on December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE American at December 31, 2021 for the named executive officers:

	Number of		Fair Market
	Units Not		Value of Units
Name	Vested		Not Vested⁽ᵃ⁾
Gerald F. Willinger	—	(b)	$—
Charles C. Ward	654,082	(b)	$385,908
Randall L. Gibbs	7,224,432	(c)	$4,262,415
Michael A. Keuss	7,224,432	(c)	$4,262,415
Jonathan C. M. Hartigan	3,251,136	(c)	$1,918,170
(a)	Amounts are based on the closing price of our common units of $0.59 as reported on the NYSE American on December 31, 2021.
(b)	Reflects restricted common units granted under the LTIP on March 4, 2019, which units vest pro-rata over a three year period. Except in connection with a change in control (as defined in the LTIP) or in the discretion of the Board of our general partner, any unvested restricted units will be forfeited upon such time as the holder is no longer an officer, employee, consultant or director of us, our general partner, any of their affiliates or any other person performing bona fide services for us.
(c)	Reflects the restricted common units granted under the LTIP and the Inducement Plan on November 3, 2021.

Compensation of Directors

For the year ended December 31, 2021, compensation for the independent directors of the Board consisted of:

●	a cash retainer of $35,000, payable quarterly on the last day of each fiscal quarter through March 31, 2021 and a cash retainer of $12,500, payable monthly on the last day of each fiscal month from April 1, 2021, through December 31, 2021;
●	a $1,500 fee for each meeting of the Board and $1,000 for each substantive meeting of the Audit Committee and $3,500 for each substantive meeting of the Conflicts Committee attended by a member thereof through March 31, 2021;
●	a cash retainer of $3,500 for the Chair of the Audit Committee and $2,500 for the Chair of the Conflicts Committee, each payable quarterly on the last day of each fiscal quarter through March 31, 2021; and
●	eligibility for independent directors to participate in a basic health benefits package similar to that available to all employees through March 31, 2021.

Beginning April 1, 2021, the separate retainers for committee chairs and separate fees payable for each meeting were terminated. This termination resulted in the monthly cash retainer being increased to $12,500.

Messrs. Howell, Taylor, Bricker and Steen do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement.

The following table sets forth a summary of the 2021 compensation for the directors except for Messrs. Gibbs and Willinger whose director compensation is included above under “—Summary Compensation Table”:

Director Compensation
	Fees Earned or Paid	Unit	All Other
Name	in Cash	Awards	Compensation (a)	Total
Michael Bricker (b)	$—	$—	$—	$—
Randall L. Gibbs	$—	$—	$—	$—
Jack Howell (c)	$—	$—	$—	$—
Richard S. Langdon	$152,500	$—	$—	$152,500
Steven E. Meisel (e)	$112,500	$—	$—	$112,500
John T. Steen III (d)	$—	$—	$—	$—
Luke R. Taylor (c)	$—	$—	$—	$—
(a)	All other compensation includes amounts for health, vision, dental, basic life and/or accidental death and dismemberment insurance premium fees paid by us for the director.
(b)	Due to his employment with Stonepeak, Mr. Bricker does not receive any compensation for his service on the Board.
(c)	As appointees of the holders of the Class C Preferred Units, Messrs. Howell and Taylor were not entitled to any compensation under our 2021 Board compensation program.
(d)	Does not include compensation of $40,000 received under the JT3 Consulting Agreement during 2021.

(e)	Does not include compensation of $37,500 received under the Meisel Consulting Agreement during 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our units, as of March 29, 2022, held by:

●	each unitholder known by us to beneficially own more than 5% of our outstanding units;
●	each of the directors of the Board;
●	each of our general partner’s named executive officers (as such term is defined by the SEC); and
●	the directors and executive officers of our general partner as a group.

The list of persons named in the table below is derived from our review of Form 3, Form 4, Form 5, Schedule 13D and Schedule 13G filings made with the SEC as of March 29, 2022. The amounts and percentage of common units and Class C Preferred Units beneficially owned are reported on the basis of the SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, and/or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of total units beneficially owned is based on 148,951,002 common units and 36,474,436 Class C Preferred Units outstanding as of March 29, 2022, the number of common units beneficially owned and the number of Class C Preferred Units beneficially owned is based upon ownership as of March 29, 2022, unless otherwise specified. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

					Percentage of
	Common Units Beneficially		Class C Preferred Units		Total Units
	Owned		Beneficially Owned		Beneficially
Name and address of Beneficial Owner(1)	Number	Percentage	Number	Percentage	Owned
Stonepeak Catarina Holdings, LLC(2)	111,654,790	68.1%	36,474,436	100%	73.9%
Randall L. Gibbs	7,224,432	4.9%	—	—	3.9%
Michael A. Keuss	7,224,432	4.9%	—	—	3.9%
Jonathan C. M. Hartigan	3,251,136	2.2%	—	—	1.8%
Charles C. Ward	379,027	*	—	—	*
Gerald F. Willinger(3)	1,000,013	*	—	—	*
Michael Bricker	—	—	—	—	—
Jack Howell	—	—	—	—	—
Richard S. Langdon	81,827	*	—	—	*
Steven E. Meisel	—	—	—	—	—
John T. Steen III	—	—	—	—	—
Luke R. Taylor	—	—	—	—	—
All directors and executive officers as a group (11 persons)	19,160,867	12.9%	—	—	10.3%

*	Less than 1%
(1)	Unless otherwise set forth below, the address of all beneficial owners is c/o Evolve Transition Infrastructure LP, 1360 Post Oak Blvd, Suite 2400, Houston, Texas 77056.
(2)	Ownership data as reported on (i) Schedule 13D/A filed on February 2, 2022, by Stonepeak Catarina, Stonepeak Texas Midstream Holdco LLC, Stonepeak Catarina Upper Holdings LLC, Stonepeak Infrastructure Fund (Orion AIV) LP, Stonepeak Associates LLC, Stonepeak GP Holdings LP, Stonepeak GP Investors LLC, Stonepeak GP Investors Manager LLC and Michael Dorrell (collectively, the “Stonepeak Beneficial Owners”), SP Preferred Equity Subsidiary LLC (“SPPE Sub”), and SP Common Equity Subsidiary LLC (“SPCE Sub”), and (ii) Form 4 filed on February 2, 2022 by the Stonepeak Beneficial Owners. The number of common units disclosed in the Schedule 13D/A includes 14,920,706 common units that the Stonepeak Beneficial Owners currently have the right to acquire within the next 60 days upon exercise of the Stonepeak Warrant held by Stonepeak Catarina, as a result the percentage of common units beneficially owned is based on a total of 163,871,708 common units. Such common units are not included for any other person on this table in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act. In addition, the total number of common units beneficially owned also includes (y) 4,509,792 common units held directly by SPCE Sub, SPCE Sub may be deemed the beneficial owner of such units, and (z) 9,000,000 common units held directly by SPPE Sub, which Stonepeak Catarina transferred to SPPE Sub on November 9, 2021 at no cost in a transaction exempt from Section 16 of the Exchange Act pursuant to Rule 16a-13, SPPE Sub may be deemed the beneficial owner of such units. The principal business address of each reporting person in the Schedule 13D/A is 55 Hudson Yards, 550 W. 34th St., 48th Floor, New York, NY 10001. The Schedule 13D/A filing lists each of the Stonepeak Beneficial Owners as having shared voting and dispositive power over the common units and the Class C Preferred Units.
(3)	Effective November 30, 2021, Mr. Willinger resigned from his positions as Chief Executive Officer of our general partner and a member of the Board.

Equity Compensation Plan Information

The following table reflects our equity compensation plan information for our only equity compensation plan, the Sanchez Production Partners LP Long-Term Incentive Plan, as of December 31, 2021:

Number of
	Securities		Number of securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and rights	warrants, and rights	compensation plans
Plan Category
Equity compensation plans approved by security holders	—	$—	8,848,410
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	8,848,410

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with Stonepeak

Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units.

As of March 29, 2022, Stonepeak owned (i) 96,734,084 common units, representing approximately 65% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.  Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.  SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board and is considered a related party of the Partnership. Stonepeak Catarina is considered to be our parent because it is our affiliate and has the power to control us, directly or indirectly, through its ownership of common units, Class C Preferred Units, and all of the issued and outstanding equity interests of SP Holdings and its other contractual rights with us.

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

Relationship with Mesquite

Prior to emergence from bankruptcy, Mesquite was considered a related party of the Partnership because (i) Antonio R. Sanchez, III, who served as the Chairman of the Board at such time, also served as the Chief Executive Officer of Mesquite, (ii) Patricio D. Sanchez, who served as a member of the Board and as our President and Chief Operating Officer at such time, also served as a senior vice president and Chief Operating Officer of Mesquite, and (iii) Mesquite and certain other members of the Sanchez family directly or indirectly owned approximately 24.3% of the issued and outstanding common units of the Partnership at such time. As of June 30, 2020, Mesquite is not considered a related party of the Partnership. Patricio D. Sanchez resigned from his position as a member of the Board and as our President and Chief Operating Officer in September 2020. Antonio R. Sanchez, III resigned from his position as a member of the Board and the Chairman of the Board in February 2021.

Relationship with SP Holdings

We are controlled by our general partner, Evolve Transition Infrastructure GP LLC.  The sole member of our general partner is SP Holdings which has no officers. The sole member of SP Holdings is Stonepeak Catarina and the managing member of SP Holdings is Stonepeak Catarina Upper Holdings, LLC, an affiliate of Stonepeak Catarina.

Shared Services Agreement

We have entered into the Shared Services Agreement with SP Holdings. In connection with providing the services under the Shared Services Agreement, SP Holdings receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Prior to August 2, 2019 each of these fees, not including the reimbursement of costs, was paid in cash unless SP Holdings elected for such fee to be paid in our equity. However, on August 2, 2019, we and SP Holdings entered into a letter agreement providing that until such time as we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings will elect to receive its fees, not including reimbursement of costs, in common units rather than cash.  In addition, on November 8, 2019, we and SP Holdings entered into an additional letter agreement providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units (the “Tolling Period”), SP Holdings would agree to delay receipt of its fees, not including reimbursement of costs. During the Tolling Period, we are required to keep an accurate ledger of the dollar amount of the fee applicable to each quarter within the Tolling Period and the daily closing price of our common units on the NYSE. Following the end of the Tolling Period we will provide a notice to SP Holdings including such ledgers and pay the accrued fees within thirty days of delivery of such notice. The Shared Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or SP Holdings provide notice of termination to the other with at least 180 days’ notice. During the year ended December 31, 2021, pursuant to the November 8, 2019 letter agreement, SP Holdings did not receive any fees, other than reimbursement of its costs. However, pursuant to the requirements under the November 8, 2019 letter agreement, we have determined that there was a net benefit during the year ended December 31, 2021, of approximately $1.9 million and fees earned during the year ended December 31, 2020, of approximately $7.2 million. The November 8, 2019 letter agreement resulted in the accumulating balance being subject to mark-to-market adjustments based on the market price for our common units. The volatility in our common unit market price during the periods caused the swing in fees earned.

The Shared Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by SP Holdings if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by SP Holdings or (2)  there is a change in control of SP Holdings. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak Catarina’s consent to its termination of the Shared Services Agreement. The Shared Services Agreement provides that if there is a termination other than by either party at the end of the Service Agreement’s term, by the Partnership for an uncured breach by SP Holdings, or by the Partnership upon a change of control of SP Holdings, then the Partnership will owe a termination payment to SP Holdings in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. We estimate that this amount was in excess of $34.0 million as of December 31, 2021. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to SP Holdings all costs and expenses of SP Holdings that result from such termination.  To date, no notice of termination of the Shared Services Agreement has been delivered by SP Holdings, and the Partnership is continuing to discuss the Shared Services Agreement with SP Holdings.

Relationship with HOBO

As described below under “—Related Party Transactions—2021—HOBO Transaction,” we have committed to fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities. Messrs. Gibbs, Keuss and Hartigan, the current Chief Executive Officer, Chief Operating Officer and Chief Investment Officer of our general partner, respectively, also serve as the Chief Executive Officer, President, and Executive Vice President and Chief Financial Officer, respectively, of HOBO and own 45.25%, 45.25% and 9.5% of HOBO.

Related Party Transactions

2020

Settlement Agreement

On June 6, 2020 the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement with Mesquite and certain of its subsidiaries. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2, (ii) the Seco Catarina Agreement, and (iii) the Seco Comanche Agreement. As described below under “—2021—Settlement Agreement,” the Settlement Agreement was terminated on June 24, 2021.

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

Certain Transactions with Stonepeak

On November 16, 2020, the Partnership and Stonepeak Catarina entered the Stonepeak Letter Agreement wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Letter Agreement Transactions were referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to our partnership agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. As of March 29, 2022, we distributed a total of 91,831,001 common units under the Stonepeak Letter Agreement with an approximate value of $77.2 million.

As a result of the foregoing transactions, as of March 29, 2022, Stonepeak owned (i) 96,734,084 common units, representing approximately 65% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.

Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer, Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates (the “limited call right”). Stonepeak would effect any such exercise by first transferring all of the common units held by it to our general partner or a controlled affiliate of our general partner (the “Stonepeak LCR Transfer”) and then causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. As of March 29, 2022, the General Partner and its controlled affiliates do not own any Common Units.

2021

Settlement Agreement

On June 24, 2021, the Partnership, our general partner, Catarina Midstream and Seco Pipeline LLC received the Settlement Agreement Termination Notice from Mesquite. The Settlement Agreement Termination Notice was delivered pursuant to Section 5.1.2 and/or 5.1.3 of the Settlement Agreement and the termination was effective as of the date of the notice.

HOBO Transaction

On November 3, 2021, we entered into a Framework Agreement (the “Framework Agreement”) with HOBO. At the time of entry into the Framework Agreement there were no other material relationships between us or any of our affiliates and HOBO. The Framework Agreement provides that, subject to the satisfaction of applicable conditions precedent, we will fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities (each, a “Project”). HOBO’s initial Project is a 9,000 barrel per day (120 million gallons per year) renewable diesel production facility (the “Initial Project”).

Upon satisfaction of the Offtake Condition, HOBO will send written notice thereof to us. If we are reasonably satisfied with our review of the supporting materials relating to the Offtake Condition then we will pay to HOBO the lesser of 50% of the Qualified Development Costs incurred as of such date and $3.0 million (the “Initial Development Payment”).

Upon receipt of all Material Permits (as defined in the Framework Agreement) for the Initial Project and conclusion of the FEL2 Level Pre-Feasibility Study Report verifying the Initial Project can be completed in accordance with the Qualified Project Model, HOBO will send written notice thereof to us and if we are reasonably satisfied with our review of the supporting materials, we will pay to HOBO (i) the lesser of 50% of the aggregate Qualified Development Costs incurred as of such date and $7.5 million minus (ii) the amount of any Qualified Development Costs previously paid by us (the “Interim Development Payment”).

Upon achievement of all Conditions Precedent (as defined in the Framework Agreement) for the Initial Project (other than Evolve Approval (as defined in the Framework Agreement)), HOBO will send written notice thereof to us. If we are reasonably satisfied with our review of the Conditions Precedent, then subject to the closing and initial funding of Project Financing (as defined in the Framework Agreement), which is required to cover a specified percentage of the anticipated procurement, construction, completion and commercialization costs of the Initial Project, we will pay to HOBO (i) the lesser of $15.0 million and the aggregate Qualified Development Costs incurred as of such date, minus (ii) the aggregate amount of the Initial Development Payment, the Interim Development Payment and any other Qualified Development Costs previously paid by us (the “Final Development Payment”).

For the Initial Project, HOBO shall also be entitled to payment of an Incentive Development Fee (as defined in the Framework Agreement), equal to 5% of the aggregate capital expenditures in the final capital expenditure budget included in the Final Qualified Project Model (as defined in the Framework Agreement) with a maximum payment of $22.7 million (subject to adjustment for any change in the scope of the Initial Project), at least 50% of which shall be payable in Class A units of the holding company we form in connection with the Initial Project. We may be required to issue common units to HOBO if, at HOBO’s election, it chooses to receive payment of the Incentive Development Fee in the form of common units in lieu of cash or Class A units in the holding company. Half of the Incentive Development Fee shall be due at Financial Close (as defined in the Framework Agreement) and the remaining half shall be due upon the Initial Project achieving Commercial Operation. On or prior to Financial Close, HOBO shall also have the right to commit to purchase up to 10% of the total expected Class A units in the holding company.

If we make each of the required funding payments in connection with the Initial Project, the approximate dollar value of such payments would be approximately $15.0 million plus the amount of the Incentive Development Fee.  As explained above in “Part III, Item 13. Related Party Transactions—Relationship with HOBO,” Messrs. Gibbs, Keuss and Hartigan, the current Chief Executive Officer, Chief Operating Officer and Chief Investment Officer of our general partner, respectively, also serve as the Chief Executive Officer, President, and Executive Vice President and Chief Financial Officer, respectively, of HOBO and own 45.25%, 45.25% and 9.5% of HOBO.  As a result of their ownership of HOBO, each of Messrs. Gibbs, Keuss and Hartigan would receive an aggregate of approximately 45.25%, 45.25% and 9.5%, respectively, of such payments. Additionally, all or part of the cash portion of the Incentive Development Fee may be utilized to purchase Class A units in the holding company. As a result, HOBO may choose to acquire additional interests in the Initial Project as a result of ownership of such Class A units. Any increase in HOBO’s ownership of Class A units would increase each of Messrs. Gibbs, Keuss and Hartigan’s indirect interest in the holding company and could increase the value of their interest in the HOBO Transaction.

Director Independence

See “Part III, Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accountant Fees and Services

We engaged our principal accountant, KPMG LLP (PCAOB ID No. 185) (“KPMG”), to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2021 and 2020.

Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended December 31, 2021 and 2020 were $780,500 and $932,857, respectively.

Audit-Related Fees. There were no audit-related fees billed by KPMG for the years ended December 31, 2021 and 2020.

Tax Fees. There were no tax fees billed by KPMG for the years ended December 31, 2021 and 2020.

All Other Fees. There were no other fees billed by KPMG for the years ended December 31, 2021 and 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

See “Part II, Item 8. Financial Statements and Supplementary Data.”

2. Financial Statement Schedules:

None.

3. Exhibits Required by Item 601 of Regulation S-K.

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed or furnished with this Form 10-K or incorporated by reference:

HIDDEN_ROW
Exhibit
Number	Description

2.1

Membership Interest Purchase and Sale Agreement, dated May 10, 2017, between Sanchez Production Partners LP and Exponent Energy, LLC (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

2.2

Purchase and Sale Agreement, dated June 30, 2017, between SEP Holdings IV, LLC and Sendero Petroleum, LLC (incorporated herein by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

2.3

Amendment No. 1 to Purchase and Sale Agreement, dated July 31, 2017, between SEP Holdings IV, LLC and Sendero Petroleum, LLC (incorporated herein by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

2.4

Purchase and Sale Agreement between Sanchez Midstream Partners LP and Dallas Petroleum Group, LLC dated October 12, 2017 (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on November 14, 2017, File No. 001-33147).

2.5

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

3.7

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Sanchez Midstream Partners LP (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

3.8

Certificate of Formation of Sanchez Production Partners GP LLC (incorporated herein by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

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

4.2*	Description of Registrant Securities.

10.1

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

10.3

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

10.4

Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, among Sanchez Production Partners LP, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on November 13, 2015, File No. 001-33147).

10.5

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

10.6

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

10.7

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

10.8

Seventh Amendment to the Third Amended and Restated Credit Agreement dated as of February 5, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 12, 2018, File No. 001-33147).

10.9

Eighth Amendment to the Third Amended and Restated Credit Agreement dated as of May 7, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on May 10, 2018, File No. 001-33147).

10.10

Ninth Amendment to the Third Amended and Restated Credit Agreement dated as of November 22, 2019, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on November 25, 2019, File No. 001-33147).

10.11

Tenth Amendment to Third Amended and Restated Credit Agreement dated as of November 6, 2020, between Sanchez Midstream Partners LP, the lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on November 9, 2020, File No. 001-33147).

10.12

Eleventh Amendment to Third Amended and Restated Credit Agreement dated as of July 28, 2021, between Evolve Transition Infrastructure LP, the guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 3, 2021, File No. 001-33147).

10.13**

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

10.14**

Letter Agreement, dated August 10, 2021, between Evolve Transition Infrastructure LP and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.15

Purchase Agreement, dated April 30, 2021, by and between SEP Holdings IV, LLC and Bayshore Energy TX LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.16

Letter Agreement, dated April 30, 2021, by and between SEP Holdings IV, LLC and Bayshore Energy TX LLC (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.17

Purchase Agreement, dated April 30, 2021, by and between SEP Holdings IV, LLC and Westhoff Palmetto LP (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.18

Letter Agreement, dated May 11, 2021, by and between Evolve Transition Infrastructure LP, Royal Bank of Canada, as Administrative Agent under the Third Amended and Restated Credit Agreement of the Partnership, as amended, and the lenders party thereto (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.19

Purchase Agreement, dated May 14, 2021, by and between SEP Holdings IV, LLC and Bayshore Energy TX LLC (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.20

Series B Warrant for the Purchase of 200,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021 (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.21

Series C Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021 (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.22

Series D Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.23

Series E Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021 (incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.24

Series F Warrant for the Purchase of 100,000 Shares of Common Stock of Nuvve Holding Corp. issued May 17, 2021 (incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.25

Letter Agreement, dated May 17, 2021, among Stonepeak Rocket Holdings LP, Evolve Transition Infrastructure LP and Nuvve Holding Corp (incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.26

Securities Purchase Agreement, dated May 17, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.27

Registration Rights Agreement, dated May 17, 2021, by and among Nuvve Holding Corp., Stonepeak Rocket Holdings LP and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.28*	Summary Compensation of Executive Officers of Evolve Transition Infrastructure Partners GP LLC.

10.29*	Summary Compensation of Directors of Evolve Transition Infrastructure GP LLC.

10.30

Amended and Restated Shared Services Agreement, dated as of March 6, 2015, between SP Holdings, LLC and Sanchez Production Partners LP (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2015, File No. 001-33147).

10.31

Geophysical Seismic Data Use License Agreement, dated as of September 7, 2020, by and among Sanchez Oil & Gas Corporation, Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and SEP Holdings IV, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on September 9, 2020, File No. 001-33147).

10.32

Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

10.33

Amendment No. 1 to Firm Gathering and Processing Agreement by and between SN Catarina, LLC and Catarina Midstream, LLC, dated June 30, 2017 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on August 14, 2017, File No. 001-33147).

10.34+

Sanchez Production Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

10.35+

Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on December 3, 2015, File No. 001-33147).

10.36+

Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on March 28, 2017, File No. 001-33147).

10.37

Settlement Agreement and Release, effective January 25, 2017, by and between Stonepeak Catarina Holdings LLC and Sanchez Production Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on January 27, 2017, File No. 001-33147).

10.38+

Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 7, 2019, File No. 001-33147).

10.39

Amended and Restated Board Representation and Standstill Agreement, dated August 2, 2019, by and among Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.40+

Executive Services Agreement, dated as of August 2, 2019, by and between Charles C. Ward and Sanchez Midstream Partners GP LLC (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.41+

Executive Services Agreement, dated as of August 2, 2019, by and between Gerald F. Willinger and Sanchez Midstream Partners GP LLC (incorporated herein by reference to 10.28 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.42

Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.43

Award Agreement Relating to Restricted Units, dated March 18, 2021, between Evolve Transition Infrastructure LP and Gerald F. Willinger (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.44

Award Agreement Relating to Restricted Units, dated March 18, 2021, between Evolve Transition Infrastructure LP and Charles C. Ward (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.45+

Amended and Restated Executive Services Agreement for Realignment, dated April 16, 2021, by and among Gerald F. Willinger, Evolve Transition Infrastructure GP LLC and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 16, 2021, File No. 001-33147).

10.46

ATM Sales Agreement, dated as of April 20, 2021 between Evolve Transition Infrastructure LP and Virtu Americas LLC (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 20, 2021, File No. 001-33147).

10.47+

Separation and Transition Agreement, dated November 3, 2021, by and between Gerald F. Willinger and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.48+

Executive Services Agreement, dated November 3, 2021, by and between Randall L. Gibbs and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.49+

Executive Services Agreement, dated November 3, 2021, by and between Mike Keuss and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.50+

Executive Services Agreement, dated November 3, 2021, by and between Jonathan Hartigan and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.51

Warrant Exercisable for Junior Securities, dated August 2, 2019, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.52

Amendment No. 1 to Warrant Exercisable for Junior Securities, dated February 24, 2021, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.53

Amendment No. 2 to Warrant Exercisable for Junior Securities, dated May 4, 2021 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.54

Amendment No. 3 to Warrant Exercisable for Junior Securities, dated August 2, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 3, 2021, File No. 001-33147).

10.55

Amendment No. 4 to Warrant Exercisable for Junior Securities, dated November 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.56

Amendment No. 5 to Warrant Exercisable for Junior Securities, dated November 9, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.57

Amendment No. 6 to Warrant Exercisable for Junior Securities, dated February 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 3, 2022, File No. 001-33147).

10.58**

Amended and Restated Limited Liability Company Agreement, dated August 4, 2021, by and between Evolve Transition Infrastructure LP, Stonepeak Rocket Holdings LP, Nuvve Corporation, and Levo Mobility LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.59**

Parent Letter Agreement, dated August 4, 2021, by and between Evolve Transition Infrastructure LP, Stonepeak Rocket Holdings LP, Nuvve Corporation, and Levo Mobility LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.60+

Inducement Award Agreement Relating to Restricted Units, dated November 3, 2021, between Randall L. Gibbs and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.61 +

Inducement Award Agreement Relating to Restricted Units, dated November 3, 2021, between Mike Keuss and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.62+

Inducement Award Agreement Relating to Restricted Units, dated November 3, 2021, between Jonathan Hartigan and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.63+

Award Agreement Relating to Restricted Units, dated November 3, 2021, between Randall L. Gibbs and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.64+

Award Agreement Relating to Restricted Units, dated November 3, 2021, between Mike Keuss and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.65+

Award Agreement Relating to Restricted Units, dated November 3, 2021, between Jonathan Hartigan and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.66+

Award Letter Agreement, dated March 13, 2020, by and between Gerald F. Willinger and Sanchez Midstream Partners GP LLC (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.67+

Award Letter Agreement, dated March 13, 2020, by and between Charles C. Ward and Sanchez Midstream Partners GP LLC (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.68

Full and Final Settlement and Release Agreement, dated as of December 23, 2020, by and among Dimension Energy Services, LLC, Sunbelt Tractor & Equipment Company, Sanchez Oil and Gas Corporation, Mesquite Energy, Inc., Sanchez Midstream Partners LP, Seco Pipeline LLC and Sanchez Midstream Partners GP LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on December 30, 2020, File No. 001-33147).

10.69**

Gas Lift Agreement, entered into on April 21, 2021 but effective January 1, 2021, by and between SN Catarina, LLC and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 26, 2021, File No. 001-33147).

10.70**

Framework Agreement, dated as of November 3, 2021, by and between HOBO Renewable Diesel LLC and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.71*+	Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan, effective as of November 3, 2021.

21.1*	List of subsidiaries of Evolve Transition Infrastructure LP.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Secretary of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officer and Secretary of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolve Transition Infrastructure LP

	By:	Evolve Transition Infrastructure GP LLC,
its general partner

Date: March 30, 2022	By	/S/ Randall L. Gibbs
	Name	Randall L. Gibbs
	Title	Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Randall L. Gibbs and Charles C. Ward, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall L. Gibbs	Director; Chief Executive Officer	March 30, 2022
Randall L. Gibbs	(Principal Executive Officer)

/S/ Charles C. Ward	Chief Financial Officer & Secretary	March 30, 2022
Charles C. Ward	(Principal Financial Officer)

/S/ John T. Steen III	Director; Chairman of the Board	March 30, 2022
John T. Steen III

/s/ Michael A. Keuss	President and Chief Operating Officer	March 30, 2022
Michael A. Keuss

/s/ Jonathan C. M. Hartigan	President and Chief Investment Officer	March 30, 2022
Jonathan C. M. Hartigan

/S/ Michael Bricker	Director	March 30, 2022
Michael Bricker

/S/ Jack Howell	Director	March 30, 2022
Jack Howell

/S/ Richard S. Langdon	Director	March 30, 2022
Richard S. Langdon

/S/ Steven E. Meisel	Director	March 30, 2022
Steven E. Meisel

/S/ Luke R. Taylor	Director	March 30, 2022
Luke R. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Evolve Transition Infrastructure LP and the Board of Directors of Evolve Transition Infrastructure GP LLC
Evolve Transition Infrastructure LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evolve Transition Infrastructure LP and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of gathering and transportation assets for impairment triggering events

As discussed in Note 8 to the consolidated financial statements, the Partnership performs a periodic assessment of gathering and transportation assets to identify facts or circumstances, or triggering events, that indicate the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. As of December 31, 2021, the Partnership had $98.5 million of gathering and transportation assets.

We identified the evaluation of gathering and transportation assets for impairment triggering events as a critical audit matter. Sustained decreases in pricing or throughput volumes and significant increases in competition or operating costs could significantly affect the recoverability of the gathering and transportation assets, and the evaluation of these factors required a higher degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Partnerships’ identification and assessment of triggering events by comparing actual operating and financial results to historical results as well as forecasts for the current year. We also evaluated whether there are new gathering or transportation options for their customers. For a selection of revenue transactions throughout the year we compared the throughput volumes and pricing in those transactions to the underlying revenue agreements to identify modifications to the revenue agreements that could have a significant effect on the recoverability of the assets.

Impairment assessment of the Carnero equity method investment

As discussed in Notes 2 and 12 to the consolidated financial statements, the Partnership’s equity method investment in Carnero G&P, LLC (Carnero JV) at December 31, 2021 was $20.2 million. The Partnership evaluates its equity investments for impairment when evidence indicates that a loss in value may have occurred or the carrying amount of their investment is no longer recoverable. The Partnership determines the fair value of the EMI using an income approach. Certain inputs included in the income approach, including sales projections, discount rate and exit multiple are unobservable and require management judgment. When the estimated fair value of an equity investment is less than its carrying value and the loss in value is determined to be other than temporary, the Partnership recognizes the excess of the carrying value over the estimated fair value as an impairment loss within earnings from equity investments in its consolidated statements of operations.

We identified the evaluation of the fair value estimate of the equity method investment in Carnero JV used in the impairment assessment as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions within the discounted cash flow model used to estimate the fair value of the equity method investment, including sales projections, discount rate, and exit multiple as these inputs were not observable in the market. The fair value is also sensitive to changes to the sales projections, discount rate, and exit multiple assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated management’s sales projections for Carnero JV by comparing them to Carnero JV’s historical sales, historical throughput volumes, existing contracts and customer projections. We involved valuation professionals with specialized skills and knowledge who assisted in:

–evaluating the discount rate by comparing it against an independently developed discount rate range that was developed using publicly available data for comparable entities, and

–evaluating reasonableness of management’s exit multiple by comparing it to multiples for guideline public companies and making certain adjustments based on the size and customer base specific to the Carnero JV.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2013.

Houston, Texas
March 30, 2022

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit data)

	Years Ended
	December 31,
	2021	2020
Revenues
Gathering and transportation sales	$—	$785
Gathering and transportation lease revenues	51,482	44,671
Total revenues	51,482	45,456
Expenses
Operating expenses
Transportation operating expenses	8,501	10,198
General and administrative expenses	10,103	18,296
Unit-based compensation expense	955	2,602
Depreciation and amortization	20,559	20,655
Asset impairments	—	867
Accretion expense	387	355
Total operating expenses	40,505	52,973
Other (income) expense
Interest expense, net	112,969	95,871
Loss (earnings) from equity investment	54,073	(4,479)
Other (income) expense	(643)	(71)
Total other expenses	166,399	91,321
Total expenses	206,904	144,294
Loss before income taxes	(155,422)	(98,838)
Income tax expense (benefit)	(5)	159
Loss from continuing operations	(155,417)	(98,997)
Income (loss) from discontinued operations	878	(19,764)
Net loss	$(154,539)	$(118,761)
Loss from continuing operations per unit
Common units - Basic and Diluted	$(2.05)	$(4.96)
Loss from discontinued operations per unit
Common units - Basic and Diluted	$0.01	$(0.99)
Net loss per unit
Common units - Basic and Diluted	$(2.04)	$(5.94)
Weighted Average Units Outstanding
Common units - Basic and Diluted	75,693,259	19,978,633

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,675	$1,718
Accounts receivable	19,466	5,259
Prepaid expenses	629	404
Fair value of warrants	664	—
Current assets from discontinued operations	—	1,602
Total current assets	22,434	8,983
Gathering and transportation assets, net	98,235	105,323
Intangible assets, net	118,329	131,786
Equity investments	20,198	89,635
Right of use assets, net	1,428	—
Other non-current assets	75	25
Long-term assets from discontinued operations	—	17,969
Total assets	$260,699	$353,721

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$3,225	$4,079
Accounts payable and accrued liabilities - related entities	12,869	25,737
Royalties payable	359	359
Short-term debt, net of debt issuance costs	8,841	110,233
Class C Preferred Units	397,387	345,205
Short term lease liabilities	391	—
Current liabilities from discontinued operations	79	341
Total current liabilities	423,151	485,954
Other liabilities
Long term accrued liabilities - related entities	10,215	12,137
Asset retirement obligation	4,700	4,313
Long-term debt, net of discount and debt issuance costs	39,488	—
Long-term lease liabilities	782	—
Other liabilities	7,483	1,709
Long-term liabilities from discontinued operations	—	3,152
Total other liabilities	62,668	21,311
Total liabilities	485,819	507,265
Commitments and contingencies (See Note 13)
Partners' deficit
Common units, 124,448,646 and 19,953,880 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	(225,120)	(153,544)
Total partners' deficit	(225,120)	(153,544)
Total liabilities and partners' capital	$260,699	$353,721

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(154,539)	$(118,761)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	7,541	9,413
Amortization of debt issuance costs	921	767
Accretion of Class C discount	52,182	38,938
Class C distribution accrual	—	50,317
Asset impairments	—	24,222
Accretion expense	460	567
Distributions from equity investments	15,596	15,266
Equity earnings in affiliate	54,073	(4,479)
Bad debt expense	(1,926)	—
Gain on sale of assets	(537)	—
Mark-to-market on Stonepeak Warrant	5,779	787
Net gain on commodity derivative contracts	—	(3,901)
Net cash settlements received on commodity derivative contracts	101	3,054
Gain on Nuvve Holding Warrants	(664)	—
Unit-based compensation	2,291	2,602
Amortization of intangible assets	13,457	13,460
Changes in Operating Assets and Liabilities:
Accounts receivable	(12,726)	(6,499)
Accounts receivable - related entities	—	6,719
Prepaid expenses	(34)	598
Other assets	118	(115)
Accounts payable and accrued liabilities	63,452	(27,363)
Accounts payable and accrued liabilities- related entities	(14,790)	32,351
Other long-term liabilities	289	—
Net cash provided by operating activities	31,044	37,943
Cash flows from investing activities:
Proceeds from sales of oil and natural gas properties	15,721	—
Development of oil and natural gas properties	—	5
Construction of gathering and transportation assets	(133)	(1,832)
Contributions to equity affiliates	(232)	(111)
Net cash provided by (used in) investing activities	15,356	(1,938)
Cash flows from financing activities:
Repayment of debt	(67,300)	(52,000)
Proceeds from issuance of debt	5,500	13,000
Issuance of common units	17,054	—
Payments for offering costs	(672)	—
Units tendered by employees for tax withholdings	—	(41)
Debt issuance costs	(1,025)	(345)
Net cash used in financing activities	(46,443)	(39,386)
Net decrease in cash and cash equivalents	(43)	(3,381)
Cash and cash equivalents, beginning of period	1,718	5,099
Cash and cash equivalents, end of period	$1,675	$1,718
Supplemental disclosures of cash flow information:
Change in accrued capital expenditures	$255	$796
Cash paid during the period for income tax	$139	$242
Cash paid during the period for interest	$2,575	$5,235

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE and SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2019	20,087,462	$(35,800)	$(35,800)
Unit-based compensation programs	(24,896)	1,058	1,058
Units tendered by SOG employees for tax withholdings	(108,686)	(41)	(41)
Net loss	—	(118,761)	(118,761)
Partners' Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	18,662,379	2,291	2,291
Issuance of common units, net of offering costs of $0.7 million	18,503,742	16,382	16,382
Common units issued as Class C Preferred distributions	67,328,645	64,290	64,290
Net loss	—	(154,539)	(154,539)
Partners' Deficit, December 31, 2021	124,448,646	$(225,120)	$(225,120)

See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE and SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

On February 26, 2021, in connection with our management team’s focus on expanding our business strategy to focus on the ongoing energy transition in the industries in which we operate, we changed our name from Sanchez Midstream Partners to Evolve Transition Infrastructure LP and our general partner changed its name to Evolve Transition Infrastructure GP LLC.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. Additionally, in November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which changed the effective date for certain issuers to annual and interim periods in fiscal years beginning after December 15, 2022, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

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

Accounts Receivable, Net

Our accounts receivable are primarily from our contractual agreements with Mesquite and its subsidiaries. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted. Our allowance for doubtful accounts was $0.4 million as of December 31, 2021 and 2020.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash with high credit quality financial institutions. We routinely assess the financial strength of our customers. Bad debt expense is recognized on an account-by-account review and when recovery is not probable. We have no off-balance-sheet credit exposure related to our operations or customers.

Mesquite accounted for 93% and 80% of total revenue for the years ended December 31, 2021 and 2020, respectively. We are highly dependent upon Mesquite as our most significant customer, and we expect to derive a substantial portion of our revenue from Mesquite in the foreseeable future.  Accordingly, we are indirectly subject to the business risks of Mesquite.

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

Earnings per Unit

Net income (loss) per common unit for the period is based on any distributions that are made to the unitholders (common units) plus an allocation of undistributed net income (loss) based on provisions of our partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the income for the period had been distributed in accordance with our partnership agreement. Unit-based awards granted but unvested are eligible to receive distributions. The underlying unvested restricted unit awards are considered participating securities for purposes of determining net income (loss) per unit. Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of our partnership agreement. Undistributed losses are not allocated to unvested restricted unit awards as they do not participate in net losses. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

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

Gathering and Transportation Assets

Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Estimated asset retirement costs are recognized when the asset is acquired or placed in service, and are amortized over the useful life of the asset. Asset retirement costs are estimated by our engineers using existing regulatory requirements and anticipated future inflation rates.

We perform a periodic assessment of gathering and transportation assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Refer to Note 8 “Gathering and Transportation Related Assets” to our consolidated financial statements for additional information.

Leases

Our leasing activity primarily consists of field equipment. We determine if an arrangement is an operating or finance lease at inception. Right of use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and direct the use of the asset. Lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The interest rate used to calculate the present value of lease payments is the rate implicit in the lease when determinable or our incremental borrowing rate. Our incremental borrowing rate is primarily based on our collateralized borrowing rate when such borrowings exist or an estimated collateralized borrowing rate based on independent third party quotes when such borrowings do not exist. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method and amortization of the right of use asset is recognized based on the straight-line method.

Unit-Based Compensation

The Partnership records unit-based compensation expense for awards granted in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” Unit-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method.

Investments

We follow the equity method of accounting when we do not exercise control over the investee, but we can exercise significant influence over the operating and financial policies of the investee. Under this method, our equity investments are carried originally at our acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received. We evaluate our equity investments for impairment when evidence indicates the carrying amount of our investment is no longer recoverable. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the equity method investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Partnership determines the fair value of the equity method investment using an income approach. Certain inputs included in the income approach, including sales projections, discount rate and exit multiple are unobservable and require management judgement. When the estimated fair value of an equity investment is less than its carrying value and the loss in value is determined to be other than temporary, we recognize the excess of the carrying value over the estimated fair value as an impairment loss within earnings from equity investments in our consolidated statements of operations.

Earnout Derivative

As part of the Carnero Gathering Transaction (as defined in Note 12. “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative is accounted for under ASC 815, and we measure its fair value through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios.

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

Maverick Divestitures

On April 30, 2021, but effective March 1, 2021 (the “Maverick Effective Time”), SEP IV entered into a purchase agreement (the “Maverick PSA”) with Bayshore Energy TX LLC (“Maverick Buyer”), pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas (the “Maverick 1 Assets”) for a base purchase price of approximately $2.8 million, prior to post-closing adjustments (the “Maverick 1 Divestiture”). Pursuant to the Maverick PSA, other than a limited amount of retained obligations, Maverick Buyer has agreed to assume all obligations relating to the Maverick 1 Assets that arose on or after the Maverick Effective Time. The Maverick PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 1 Divestiture closed simultaneously with the execution of the Maverick PSA.

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

On August 13, 2021, but effect as of the Maverick Effective Time, SEP IV and Maverick Buyer entered into a Purchase Agreement (the “Maverick 3 PSA”) pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas, including the remaining Maverick 2 Assets excluded from the original closing of the Maverick 2 Divestiture (the “Maverick 3 Assets”) for a base purchase price of approximately $31,000, prior to post-closing adjustments (the “Maverick 3 Divestiture” and together with the Maverick 1 Divestiture and the Maverick 2 Divestiture, the “Maverick Divestitures”). Pursuant to the Maverick 3 PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations and liabilities related to the Maverick 3 Assets that arose on or after the Maverick Effective Time. The Maverick 3 PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 3 Divestiture closed simultaneously with the execution of the Maverick 3 PSA.

We recorded a net loss of approximately $0.3 million related to the Maverick Divestitures.

Information related to the upstream oil and natural gas assets sold have been reflected in the consolidated financial statements as discontinued operations. The following table presents the results of operations and the gain on disposal which has been included in discontinued operations (in thousands):

	Years Ended
	December 31,
	2021	2020
Revenues
Natural gas sales	$255	$427
Oil sales	3,241	10,856
Natural gas liquid sales	182	254
Total revenues	3,678	11,537
Expenses
Operating expenses
Lease operating expenses	1,797	5,340
Production taxes	160	311
Gain on sale of assets	(67)	—
Depreciation, depletion and amortization	439	2,218
Asset impairments	—	23,355
Accretion expense	73	212
Total operating expenses	2,402	31,436
Income (loss) before income taxes	1,276	(19,899)
Income tax expense (benefit)	398	(135)
Income (loss) from discontinued operations	$878	$(19,764)

4. REVENUE RECOGNITION

Revenue from Contracts with Customers

The majority of our revenues are accounted for under ASC 842, “Leases,” however, to a limited extent, some revenues are accounted for under ASC 606, “Revenue from Contracts with Customers.”

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

Disaggregation of Revenue

We recognized revenue of approximately $51.5 million and $44.7 million for the years ended December 31, 2021 and 2020, respectively related to lease revenue under ASC 842. As of December 31, 2021 and 2020, our accounts receivable from lease revenue were approximately $19.1 million and $3.3 million, respectively. Mesquite accounted for 93% and 80% of total revenue for the years ended December 31, 2021 and 2020, respectively. We are highly dependent upon Mesquite as our most significant customer.

During the year ended December 31, 2021, we did not record any revenue under ASC 606.  We recognized approximately $0.8 million of revenue under ASC 606 for the year ended December 31, 2020. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources.  We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

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

Contract Balances

At December 31, 2021, and 2020 our accounts receivable from contracts with customers were approximately $19.1 million and approximately $3.3 million, respectively, under ASC 842. The gathering and transportation lease revenues utilized to determine net loss for the year ended December 31, 2021 do not net out the approximately $16.2 million of such revenues that have not been collected from Mesquite. As previously disclosed, on June 24, 2021, we increased the tariff rate for interruptible throughput volumes from Eastern Catarina. Despite the increase, Mesquite continues to short-pay invoices and is currently paying the fees being charged for throughput volumes from Western Catarina for all throughput volumes from Eastern Catarina. As previously disclosed, we are currently engaged in the Catarina Arbitration with Mesquite, which seeks to bring commercial resolution to the tariff rate on Eastern Catarina and all disputed amounts are being held in suspense during the pendency of the Catarina Arbitration. We continue to evaluate the collectability of the amounts being held in suspense. Additionally, we are also involved in the Mesquite Adversary. There can be no guarantee that we are able to reach any commercial resolution and our failure to do so could adversely affect our business, financial condition, cash flows and results of operations.

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2021, and 2020 our accounts receivable from contracts with customers were zero and approximately $1.9 million, respectively, and are presented within accounts receivable – related entities on the consolidated balance sheets.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value Measurements at December 31, 2021
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$664	$—	$664
Other liabilities
Stonepeak Warrant	—	(7,197)	—	(7,197)
Total	$—	$(6,533)	$—	$(6,533)

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

As of December 31, 2021 and 2020, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

A reconciliation of the beginning and ending balances of the Partnership’s asset retirement obligations is presented in Note 10 “Asset Retirement Obligation.”

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

We had no non-recurring fair value measurements of our gathering and transportation assets as of December 31, 2021.

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

Stonepeak Warrant – As part of the Exchange (as defined in Note 16. “Partners’ Capital”), the Partnership issued to Stonepeak Catarina the Stonepeak Warrant which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant is valued using ten percent of the Partnership’s junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurement of the Stonepeak Warrant as Level 2 and is presented within other liabilities on the condensed consolidated balance sheets.

Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 12. “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs.  For the years ended December 31, 2021 and 2020, the fair value of the earnout was determined to be zero.

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

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

Year Ended
December 31, 2021
Beginning fair value of warrants	$—
Net gain (loss) on warrants	664
Ending fair value of warrants	$664

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

Under Topic 815, “Derivatives and Hedging”, all derivative instruments are recorded on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. We will net derivative assets and liabilities for counterparties where we have a legal right of offset. Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  We have not elected to designate any of our current derivative contracts as hedges; instead, changes in the fair value of all of our derivative instruments are recognized in earnings and included in natural gas sales and oil sales in the consolidated statements of operations. We do not have derivative contracts related to production in 2021 and beyond.

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

The effect of derivative instruments on our condensed consolidated statements of operations for the year ended December 31, 2020 was as follows (in thousands). As disclosed above, we did not hedge any of our expected production volumes for 2021.

	Location of Gain (Loss)	Year Ended
Derivative Type	in Income	December 31, 2020
Commodity – Mark-to-Market	Income (loss) from discontinued operations	$3,814
Commodity – Mark-to-Market	Income (loss) from discontinued operations	87
		$3,901

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

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of December 31, 2021, we had $49.2 million of debt outstanding, consisting of $49.2 million under the Term Loan and no balance outstanding under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of December 31, 2021, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through March 2022. The maximum revolving credit amount is $5.0 million leaving us with $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2021.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the LIBOR plus an applicable margin between 2.75% and 3.50% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.75% and 2.50% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.50% per annum based on the unutilized portion of the Revolving Loan. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

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

At December 31, 2021, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan, we expect these quarterly amortizing payments will be made from our operating cash flows and other capital resources. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.

Debt Issuance Costs

As of December 31, 2021 and 2020, our unamortized debt issuance costs were approximately $0.6 million and $0.8 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the years ended December 31, 2021 and 2020 were approximately $0.9 million and $0.8 million, respectively.

8. GATHERING AND TRANSPORTATION ASSETS

Gathering and transportation assets consist of the following (in thousands):

	December 31,
	2021	2020
Gathering and transportation assets
Midstream assets	$188,246	$187,977
Less: Accumulated depreciation and impairment	(89,756)	(82,654)
Total gathering and transportation assets, net	$98,490	$105,323

Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation, depletion and amortization consisted of the following (in thousands):

	Years Ended
	December 31,
	2021	2020
Depreciation and amortization of gathering and transportation related assets	$7,102	$7,195
Amortization of intangible assets	13,457	13,460
Total depreciation and amortization	$20,559	$20,655

Impairment of Gathering and Transportation Assets. We perform a periodic review of gathering and transportation assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Upon disposition or retirement of gathering and transportation assets, any gain or loss is recorded to operations.

For the year ended December 31, 2021, we did not record an impairment of our gathering and transportation assets. For the year ended December 31, 2020, we recorded an impairment charge on the Seco Pipeline of $0.9 million.

9. PROVISION FOR INCOME TAXES

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2021 and 2020 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income taxes on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner's individual tax basis in our limited partner interests.

Provision for income taxes reflects franchise tax obligations in the state of Texas (the “Texas Margin Tax”).  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal and state income tax provision (benefit) is summarized below:

	December 31,
	2021	2020
Current:
Federal	$3	$—
State	(2)	128
Total current	1	128

Deferred:
Federal	—	—
State	(6)	31
Total deferred	(6)	31
Total provision for income taxes	$(5)	$159

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes is as follows (in thousands):

	Years Ended
	December 31,
	2021	2020
Pre-tax net book loss	$(155,422)	$(98,838)

Federal Income Tax	3	—
Texas Margin Tax (a)	(6)	171
Return to accrual	(2)	(12)
Provision for income taxes	$(5)	$159

Effective income tax rate	0.00%	(0.16)%
(a)	Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Derivative assets	$(22)	$(29)
Depreciable, depletable property, plant and equipment	(271)	(269)
Other	5	5
Deferred tax assets (liabilities):	(288)	(293)
Valuation allowance	—	—
Total deferred tax assets (liabilities)	$(288)	$(293)

The Partnership assessed the available positive and negative evidence to determine that a valuation allowance was not required for a portion of its deferred tax assets because it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2021 and 2020, the Partnership had no material uncertain tax positions.

The Partnership files income tax returns in the U.S. and various state jurisdictions. The Partnership is no longer subject to examination by federal income tax authorities prior to 2018. State statutes vary by jurisdiction.

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

The following table is a reconciliation of ARO for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended
	December 31,
	2021	2020
Asset retirement obligation, beginning balance	$4,313	$3,958
Accretion expense	387	355
Asset retirement obligation, ending balance	$4,700	$4,313

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. In 2021 and 2020, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2021, obligations were relieved as part of the Palmetto Divestiture and the Maverick Divestitures.

11. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of December 31, 2021 is related to the Gathering Agreement with Mesquite that was entered into as part of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for the years ended December 31, 2021 and 2020 was $13.5 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our consolidated statement of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	Years Ended
	December 31,
	2021	2020
Beginning balance	$131,786	$145,246
Amortization	(13,457)	(13,460)
Ending balance	$118,329	$131,786

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

As of December 31, 2021, the Partnership had paid approximately $124.4 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on our consolidated balance sheets. For the year ended December 31, 2021, the Partnership recorded losses of approximately $52.9 million in equity investments from the Carnero JV, which was compounded by approximately $1.2 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the consolidated statements of operations.  Cash distributions of approximately $15.6 million were received during the year ended December 31, 2021. As of December 31, 2021, an impairment of approximately $173.2 million was recorded at the JV level with approximately $55.0 million allocated to our net loss based on the Partnership’s proportionate share of aggregate capital contributions. At December 31, 2021, the carrying value of our investment in the Carnero JV was $20.2 million.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Years Ended
	December 31,
	2021	2020
Sales	$114,165	$80,228
Total expenses	277,545	63,121
Net income	$(163,380)	$17,107

13. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, natural gas received did not exceed the threshold.

14. RELATED PARTY TRANSACTIONS

Relationship with Stonepeak

Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units.

As of March 29, 2022, Stonepeak owned (i) 96,734,084 common units, representing approximately 65% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.  SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board and is considered a related party of the Partnership.

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

Relationship with Mesquite

Prior to emergence from bankruptcy, Mesquite was considered a related party of the Partnership because (i) Antonio R. Sanchez, III, who served as the Chairman of the Board at such time, also served as the Chief Executive Officer of Mesquite, (ii) Patricio D. Sanchez, who served as a member of the Board and as our President and Chief Operating Officer at such time, also served as a senior vice president and Chief Operating Officer of Mesquite, and (iii) Mesquite and certain other members of the Sanchez family directly or indirectly owned approximately 24.3% of the issued and outstanding common units of the Partnership at such time. As of June 30, 2020, Mesquite is not considered a related party of the Partnership. Patricio D. Sanchez resigned from his position as a member of the Board and as our President and Chief Operating Officer in September 2020. Antonio R. Sanchez, III resigned from his position as a member of the Board and the Chairman of the Board in February 2021.

Relationship with SP Holdings

We are controlled by our general partner, Evolve Transition Infrastructure GP LLC.  The sole member of our general partner is SP Holdings which has no officers. The sole member of SP Holdings is Stonepeak Catarina and the managing member of SP Holdings is Stonepeak Catarina Upper Holdings, LLC, an affiliate of Stonepeak Catarina.

Shared Services Agreement

We have entered into the Shared Services Agreement with SP Holdings. In connection with providing the services under the Shared Services Agreement, SP Holdings receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction.  Prior to August 2, 2019 each of these fees, not including the reimbursement of costs, was paid in cash unless SP Holdings elected for such fee to be paid in our equity. However, on August 2, 2019, we and SP Holdings entered into a letter agreement providing that until such time as we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings will elect to receive its fees, not including reimbursement of costs, in common units rather than cash.  In addition, on November 8, 2019, we and SP Holdings entered into an additional letter agreement providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units (the “Tolling Period”), SP Holdings would agree to delay receipt of its fees, not including reimbursement of costs. During the Tolling Period, we are required to keep an accurate ledger of the dollar amount of the fee applicable to each quarter within the Tolling Period and the daily closing price of our common units on the NYSE. Following the end of the Tolling Period we will provide a notice to SP Holdings including such ledgers and pay the accrued fees within thirty days of delivery of such notice. The Shared Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or SP Holdings provide notice of termination to the other with at least 180 days’ notice. During the year ended December 31, 2021, pursuant to the November 8, 2019 letter agreement, SP Holdings did not receive any fees, other than reimbursement of its costs. However, pursuant to the requirements under the November 8, 2019 letter agreement, we have determined that there was a net benefit during the year ended December 31, 2021, of approximately $1.9 million and fees earned during the year ended December 31, 2020, of approximately $7.2 million. The November 8, 2019 letter agreement resulted in the accumulating balance being subject to mark-to-market adjustments based on the market price for our common units. The volatility in our common unit market price during the periods caused the swing in fees earned.

The Shared Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by SP Holdings if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by SP Holdings or (2)  there is a change in control of SP Holdings. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak Catarina’s consent to its termination of the Shared Services Agreement. The Shared Services Agreement provides that if there is a termination other than by either party at the end of the Service Agreement’s term, by the Partnership for an uncured breach by SP Holdings, or by the Partnership upon a change of control of SP Holdings, then the Partnership will owe a termination payment to SP Holdings in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. We estimate that this amount was in excess of $34.0 million as of December 31, 2021. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to SP Holdings all costs and expenses of SP Holdings that result from such termination.  To date, no notice of termination of the Shared Services Agreement has been delivered by SP Holdings, and the Partnership is continuing to discuss the Shared Services Agreement with SP Holdings.

Relationship with HOBO

As described below under “—Related Party Transactions—2021—HOBO Transaction,” we have committed to fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities. Messrs. Gibbs, Keuss and Hartigan, the current Chief Executive Officer, Chief Operating Officer and Chief Investment Officer of our general partner, respectively, also serve as the Chief Executive Officer, President, and Executive Vice President and Chief Financial Officer, respectively, of HOBO and own 45.25%, 45.25% and 9.5% of HOBO.

Related Party Transactions

2020

Settlement Agreement

On June 6, 2020 the Partnership, our general partner and certain of our subsidiaries entered into the Settlement Agreement with Mesquite and certain of its subsidiaries. On June 30, 2020, the Bankruptcy Court entered an order approving the Settlement Agreement and the parties to the Settlement Agreement entered into or amended certain commercial contracts, including but not limited to, (i) Amendment No. 2, (ii) the Seco Catarina Agreement, and (iii) the Seco Comanche Agreement. As described below under “—2021—Settlement Agreement,” the Settlement Agreement was terminated on June 24, 2021.

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

Certain Transactions with Stonepeak

On November 16, 2020, the Partnership and Stonepeak Catarina entered the Stonepeak Letter Agreement wherein the parties agreed that the distribution on the Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof.  The Stonepeak Letter Agreement also provides that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. The Letter Agreement Transactions were referred to the Conflicts Committee of the Board. The Conflicts Committee approved the Letter Agreement Transactions, recommended that the Board approve and authorize the execution and performance of the Letter Agreement Transactions, and verified that their approvals constituted “Special Approval” of the Letter Agreement Transactions under and pursuant to our partnership agreement. Following the approval and recommendation from the Conflicts Committee, the Board approved the Letter Agreement Transactions. As of March 29, 2022, we distributed a total of 91,831,001 common units under the Stonepeak Letter Agreement with an approximate value of $77.2 million.

As a result of the foregoing transactions, as of March 29, 2022, Stonepeak owned (i) 96,734,084 common units, representing approximately 65% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred

Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights.

Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer, Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise the limited call right. Stonepeak would effect any such exercise by first completing the Stonepeak LCR Transfer and then causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. As of March 29, 2022, the General Partner and its controlled affiliates do not own any Common Units.

2021

Settlement Agreement

On June 24, 2021, the Partnership, our general partner, Catarina Midstream and Seco Pipeline LLC received the Settlement Agreement Termination Notice from Mesquite. The Settlement Agreement Termination Notice was delivered pursuant to Section 5.1.2 and/or 5.1.3 of the Settlement Agreement and the termination was effective as of the date of the notice.

HOBO Transaction

On November 3, 2021, we entered into a Framework Agreement (the “Framework Agreement”) with HOBO. At the time of entry into the Framework Agreement there were no other material relationships between us or any of our affiliates and HOBO. The Framework Agreement provides that, subject to the satisfaction of applicable conditions precedent, we will fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities (each a “Project”). HOBO’s initial Project is a 9,000 barrel per day (120 million gallons per year) renewable diesel production facility (the “Initial Project”).

Upon satisfaction of the Offtake Condition (as defined in the Framework Agreement), HOBO will send written notice thereof to us. If we are reasonably satisfied with our review of the supporting materials relating to the Offtake Condition then we will pay to HOBO the lesser of 50% of the Qualified Development Costs incurred as of such date and $3.0 million (the “Initial Development Payment”).

Upon receipt of all Material Permits (as defined in the Framework Agreement) for the Initial Project and conclusion of the FEL2 Level Pre-Feasibility Study Report verifying the Initial Project can be completed in accordance with the Qualified Project Model, HOBO will send written notice thereof to us and if we are reasonably satisfied with our review of the supporting materials, we will pay to HOBO (i) the lesser of 50% of the aggregate Qualified Development Costs incurred as of such date and $7.5 million minus (ii) the amount of any Qualified Development Costs previously paid by us (the “Interim Development Payment”).

Upon achievement of all Conditions Precedent (as defined in the Framework Agreement) for the Initial Project (other than Evolve Approval (as defined in the Framework Agreement)), HOBO will send written notice thereof to us. If we are reasonably satisfied with our review of the Conditions Precedent, then subject to the closing and initial funding of Project

Financing (as defined in the Framework Agreement), which is required to cover a specified percentage of the anticipated procurement, construction, completion and commercialization costs of the Initial Project, we will pay to HOBO (i) the lesser of $15.0 million and the aggregate Qualified Development Costs incurred as of such date, minus (ii) the aggregate amount of the Initial Development Payment, the Interim Development Payment and any other Qualified Development Costs previously paid by us (the “Final Development Payment”).

For the Initial Project, HOBO shall also be entitled to payment of an Incentive Development Fee (as defined in the Framework Agreement), equal to 5% of the aggregate capital expenditures in the final capital expenditure budget included in the Final Qualified Project Model (as defined in the Framework Agreement) with a maximum payment of $22.7 million (subject to adjustment for any change in the scope of the Initial Project), at least 50% of which shall be payable in Class A units of the holding company we form in connection with the Initial Project. We may be required to issue common units to HOBO if, at HOBO’s election, it chooses to receive payment of the Incentive Development Fee in the form of common units in lieu of cash or Class A units in the holding company. Half of the Incentive Development Fee shall be due at Financial Close (as defined in the Framework Agreement) and the remaining half shall be due upon the Initial Project achieving Commercial Operation. On or prior to Financial Close, HOBO shall also have the right to commit to purchase up to 10% of the total expected Class A units in the holding company.

If we make each of the required funding payments in connection with the Initial Project, the approximate dollar value of such payments would be approximately $15.0 million plus the amount of the Incentive Development Fee. As a result of their ownership of HOBO, each of Messrs. Gibbs, Keuss and Hartigan would receive an aggregate of approximately 45.25%, 45.25% and 9.5%, respectively, of such payments. Additionally, all or part of the cash portion of the Incentive Development Fee may be utilized to purchase Class A units in the holding company. As a result, HOBO may choose to acquire additional interests in the Initial Project as a result of ownership of such Class A units. Any increase in HOBO’s ownership of Class A units would increase each of Messrs. Gibbs, Keuss and Hartigan’s indirect interest in the holding company and could increase the value of their interest in the HOBO Transaction.

15. UNIT-BASED COMPENSATION

The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the period is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Fair Value
	Units	Per Unit
Outstanding at December 31, 2019	1,155,467	$3.86
Vested	(338,840)	5.14
Returned/Cancelled	(133,456)	5.61
Outstanding at December 31, 2020	683,171	$2.68
Granted	5,251,785	1.18
Vested	(991,468)	1.51
Returned/Cancelled	(689,406)	1.51
Outstanding at December 31, 2021	4,254,082	$1.24

In March 2021, the Partnership granted 1,651,785 restricted common units pursuant to the LTIP to certain officers of the Partnership’s general partner. Two-thirds of the restricted common units vest on the one year anniversary of the date of grant and the remaining one-third vest on the second year anniversary of the date of grant. The number of restricted common units granted was based on the fair value on the day before the grant date. In November 2021, the Partnership granted 3,600,000 restricted common units pursuant to the LTIP to certain officers of the Partnership’s general partner. The vesting of the restricted common units is dependent upon certain performance conditions being met.

As of December 31, 2021, 8,848,410 common units remained available for future issuance to participants under the LTIP.

The Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan (the “Inducement Plan”) allows for grants of restricted common units. During the year ended December 31, 2021, 14,100,000 restricted common units were issued under the Inducement Plan and vesting is dependent upon certain performance conditions being met. As of December 31, 2021, there are no common units available for issuance to participants under the Inducement Plan.

16. PARTNERS’ CAPITAL

Outstanding Units

As of December 31, 2021, we had 36,474,436 Class C Preferred Units outstanding and 124,448,646 common units outstanding which included 4,254,082 unvested restricted common units issued under the LTIP.

Common Unit Issuances

We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of December 31, 2021, the number of units to be issued under the Shared Services Agreement is 14,867,664.

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

The holders of the Class C Preferred Units receive a quarterly distribution of 12.5% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Commencing with the quarter ending March 31, 2022, the distribution rate will increase to 14% per annum. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations. Beginning January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.

The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	Years Ended
	December 31,
	2021	2020
Class C Preferred Units, beginning balance	$345,205	$281,688
Accretion of discount	52,182	38,938
Distribution accrual	—	24,579
Class C Preferred Units, ending balance	$397,387	$345,205

The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

	Class C Preferred	Date of	Date of	Date of
Three Months Ended	PIK Distribution	Declaration	Record	Distribution
December 31, 2019	1,039,314	February 13, 2020	February 28, 2020	February 20, 2020
March 31, 2020	1,071,793	April 29, 2020	May 20, 2020	May 29, 2020
June 30, 2020	1,105,286	July 31, 2020	August 20, 2020	August 31, 2020

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

The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units related to the periods indicated.

	Class C Preferred	Date of
Three Months Ended	Distribution of Common Units	Distribution
September 30, 2020	22,274,869	February 1, 2021
December 31, 2020	12,445,491	February 25, 2021
March 31, 2021	13,763,249	May 20, 2021
June 30, 2021	8,012,850	August 20, 2021
September 30, 2021	10,832,186	November 22, 2021

Stonepeak Warrant

On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Stonepeak Warrant, which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the consolidated balance sheet. Changes in the fair value of the Stonepeak Warrant are charged to interest expense in our consolidated statements of operations.

Earnings per Unit

Net income (loss) per common unit for the period is based on any distributions that are made to the unitholders (common units) plus an allocation of undistributed net income (loss), based on the provisions of our partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income for the period had been distributed in accordance with our partnership agreement. Unit-based awards granted but unvested are eligible to receive distributions. The underlying unvested restricted unit awards are considered participating securities for purposes of determining net income (loss) per unit. Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of our partnership agreement. Undistributed losses are not allocated to unvested restricted unit awards as they do not participate in net losses. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The Partnership’s general partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.

17. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $20.2 million.

As of December 31, 2021, the Partnership had invested approximately $124.4 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in other assets, equity investments on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Acquisitions, earnout and capital investments	$128,483	$128,251
Earnings in equity investments	(23,618)	30,455
Distributions received	(84,667)	(69,071)
Maximum exposure to loss	$20,198	$89,635

18. LEASES

On November 9, 2021, the Partnership entered into a Gas Compression Agreement with Kodiak Gas Services, LLC (“Kodiak”) to lease gas compression units from Kodiak. All leased units have a 36 month primary term commencing on the startup date. Following the primary term of the leased units, the Gas Compression Agreement calls for continuation of the term on a month to month basis until terminated with 30 days written notice. As of December 31, 2021, two gas compression units have gone online.

As of December 31, 2021, the Partnership recorded right of use assets, net of $1.43 million on the balance sheet. Lease costs incurred during the year are insignificant and determined not material as of December 31, 2021.

19. SUBSEQUENT EVENTS

On January 31, 2022, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended December 31, 2021 in common units. The aggregate distribution of 24,502,356 common units was made to Stonepeak Catarina on February 22, 2022, following the satisfaction of certain issuance conditions.