Form 10-Q
period 2022-03-31
Evolve Transition Infrastructure LP
filed 2022-05-13
CIK 1362705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Common units outstanding as of May 10, 2022: approximately 148,951,002 common units.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:

●	“Bankruptcy Court” means that United States Bankruptcy Court for the Southern District of Texas, Houston Division.
●	“Bbl” means one barrel of 42 U.S. gallons of oil.
●	“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
●	“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
●	“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, (vi) Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020, (xi) Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of July 28, 2021, and (xii) Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of August 20, 2021.
●	“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
●	“Gathering Agreement” means the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017.
●	“MBbl” means one thousand Bbls.
●	“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
●	“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
●	“MMBtu” means one million British thermal units.
●	“MMcf/d” means one million cubic feet of natural gas per day.
●	“NGLs” means the combination of ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
●	“NYSE American” means NYSE American LLC.
●	“our general partner” means Evolve Transition Infrastructure GP LLC, our general partner.
●	“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement, as amended by Amendment No. 1 thereto, effective as of February 26, 2021.
●	“SEC” means the United States Securities and Exchange Commission.
●	“Settlement Agreement” means the Settlement Agreement, dated June 6, 2020, as amended by that certain Amendment Agreement, dated as of June 14, 2020 and effective as of June 6, 2020, in each case, by and among the Partnership, our general partner, Catarina Midstream, LLC, Seco Pipeline, LLC, the SN Debtors, SP Holdings, Carnero G&P LLC and TPL SouthTex Processing Company LP.
●	“Shared Services Agreement” means the Amended and Restated Shared Services Agreement between SP Holdings and the Partnership, dated as of March 6, 2015.
●	“SN Debtors” means collectively, Mesquite, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, Rockin L Ranch Company, LLC, SN Payables, LLC, SN EF Maverick, LLC and SN UR Holdings, LLC.
●	“SNMP Services” means SNMP Services Inc., our wholly owned subsidiary which provides payroll, human resources, employee benefits and other consulting services to us and our subsidiaries.
●	“SP Holdings” means SP Holdings, LLC, the sole member of our general partner.
●	“Stonepeak” means Stonepeak Catarina and its subsidiaries, other than the Partnership.
●	“Stonepeak Catarina” means Stonepeak Catarina Holdings, LLC.
●	“Stonepeak Letter Agreement” means that certain letter agreement, dated as of November 16, 2020, by and between the Partnership and Stonepeak Catarina, wherein the parties agreed that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written noticed to the Partnership no later than the last day of the calendar month following the end of such quarter.
●	“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 4, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 4, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 4, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”); (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); and (vii) at all times from February 1, 2022 to March 31, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, and Amendment No. 6 thereto, dated February 1, 2022.

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

Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

●	our ability to successfully execute our business, acquisition and financing strategies, including our business strategy to focus on the ongoing energy transition in the industries in which we operate;
●	our ability to successfully meet our future funding obligations in connection with HOBO Renewable Diesel LLC’s initial project and in connection with the Levo JV (as defined in Note 6 “Derivative and Financial Instruments”);
●	changes in general economic conditions, including market and macro-economic disruptions resulting from the ongoing pandemic caused by a novel strain of coronavirus (“COVID-19”), including resurgences and variants of the virus, and related governmental and consumer responses thereto;
●	the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
●	the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
●	our ability to grow enterprise value;
●	the ability of our partners to perform under our joint ventures;
●	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
●	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
●	the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;
●	competition in the oil and natural gas industry for employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;
●	the extent to which our assets operated by others are operated successfully and economically;
●	our ability to compete with other companies in the oil and natural gas and energy transition infrastructure industries;
●	the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations;
●	unexpected results of litigation filed against us or other legal proceedings we are involved in;
●	disruptions due to extreme weather conditions, such as extreme cold, rainfall, hurricanes or tornadoes;

●	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and
●	the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in our other public filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Gathering and transportation lease revenues	$15,100	$9,294
Total revenues	15,100	9,294
Expenses
Operating expenses
Transportation operating expenses	2,107	2,261
General and administrative expenses	2,380	6,933
Unit-based compensation expense	53	337
Loss on sale of assets	2,208	—
Depreciation and amortization	5,139	5,144
Accretion expense	102	93
Total operating expenses	11,989	14,768
Other (income) expense
Interest expense, net	15,511	30,447
Earnings from equity investment	(3,391)	(599)
Other (income) expense	657	—
Total other expenses	12,777	29,848
Total expenses	24,766	44,616
Loss before income taxes	(9,666)	(35,322)
Income tax expense (benefit)	66	32
Loss from continuing operations	(9,732)	(35,354)
Income from discontinued operations	—	549
Net loss	$(9,732)	$(34,805)
Net loss per unit
Common units - Basic and Diluted	$(0.08)	$(0.89)
Weighted Average Units Outstanding
Common units - Basic and Diluted	116,440,129	38,921,661

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,396	$1,675
Accounts receivable	27,893	19,466
Prepaid expenses	961	629
Fair value of warrants	—	664
Total current assets	30,250	22,434
Gathering and transportation assets, net	94,106	98,235
Intangible assets, net	114,964	118,329
Equity investments	22,326	20,198
Right of use assets, net	5,605	1,428
Other non-current assets	75	75
Total assets	$267,326	$260,699

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$2,737	$3,225
Accounts payable and accrued liabilities - related entities	14,413	12,869
Royalties payable	359	359
Short-term debt, net of debt issuance costs	7,874	8,841
Class C Preferred Units	397,387	397,387
Short term lease liabilities	1,626	391
Current liabilities from discontinued operations	79	79
Total current liabilities	424,475	423,151
Other liabilities
Long term accrued liabilities - related entities	9,862	10,215
Asset retirement obligation	4,802	4,700
Long-term debt, net of discount and debt issuance costs	39,075	39,488
Long-term lease liabilities	2,988	782
Other liabilities	8,031	7,483
Total other liabilities	64,758	62,668
Total liabilities	489,233	485,819
Commitments and contingencies (See Note 12)
Partners' deficit
Common units, 148,951,002 and 124,448,646 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	(221,907)	(225,120)
Total partners' deficit	(221,907)	(225,120)
Total liabilities and partners' capital	$267,326	$260,699

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,732)	$(34,805)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	1,774	2,098
Amortization of debt issuance costs	123	209
Accretion of Class C discount	—	11,650
Accretion expense	102	148
Distributions from equity investments	1,263	2,564
Equity earnings in affiliate	(3,391)	(599)
Gain on sale of assets	2,208	—
Mark-to-market on Stonepeak Warrant	563	4,792
Net cash settlements received on commodity derivative contracts	—	101
Gain on Nuvve Holding Warrants	664	—
Unit-based compensation	76	1,879
Amortization of intangible assets	3,365	3,363
Changes in Operating Assets and Liabilities:
Accounts receivable	(8,429)	(835)
Prepaid expenses	(332)	(419)
Other assets	—	10
Accounts payable and accrued liabilities	12,381	24,673
Accounts payable and accrued liabilities- related entities	1,191	(8,421)
Other long-term liabilities	(14)	—
Net cash provided by operating activities	1,812	6,408
Cash flows from investing activities:
Initial direct costs of right of use assets	(764)	—
Proceeds from sale of gathering and transportation assets	250	—
Construction of gathering and transportation assets	(74)	—
Net cash used in investing activities	(588)	—
Cash flows from financing activities:
Repayment of debt	(4,500)	(12,000)
Proceeds from issuance of debt	3,000	5,500
Debt issuance costs	(3)	—
Net cash used in financing activities	(1,503)	(6,500)
Net decrease in cash and cash equivalents	(279)	(92)
Cash and cash equivalents, beginning of period	1,675	1,718
Cash and cash equivalents, end of period	$1,396	$1,626
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$3	$—
Cash paid during the period for interest	$418	$781

See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2021	124,448,646	$(225,120)	$(225,120)
Unit-based compensation programs	—	76	76
Common units issued as Class C Preferred distributions	24,502,356	12,869	12,869
Net loss	—	(9,732)	(9,732)
Partners' Deficit, March 31, 2022	148,951,002	$(221,907)	$(221,907)

	Common Units		Total
	Units	Amount	Capital
Partners' Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	1,511,138	1,879	1,879
Common units issued as Class C Preferred distributions	34,720,360	25,685	25,685
Net loss	-	(34,805)	(34,805)
Partners' Deficit, March 31, 2021	56,185,378	$(160,785)	$(160,785)

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

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022.

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

3. DISCONTINUED OPERATIONS

Kodiak Sale

On March 11, 2022, we entered into a purchase and sale agreement with Kodiak Gas Services, LLC (“Kodiak”), pursuant to which Evolve sold to Kodiak natural gas compression equipment for a purchase price of $250 thousand. We recorded a loss of approximately $2.2 million on the sale.

Palmetto Divestiture

On April 30, 2021, but effective March 1, 2021 (the “Palmetto Effective Time”), SEP Holdings IV, LLC (“SEP IV”), a wholly-owned subsidiary of the Partnership entered into a purchase agreement (the “Palmetto PSA”) with Westhoff Palmetto LP (“Palmetto Buyer”), pursuant to which SEP IV sold to Palmetto Buyer specified wellbores and other associated assets located in Gonzales and Dewitt Counties, Texas (the “Palmetto Assets”) for a base purchase price of approximately $11.5 million, including the impact of final post-closing adjustments (the “Palmetto Divestiture”). Pursuant to the Palmetto PSA, other than a limited amount of retained obligations, Palmetto Buyer agreed to assume all obligations relating to the Palmetto Assets that arose on or after the Palmetto Effective Time. The Palmetto PSA contains customary representations and warranties by SEP IV and Palmetto Buyer, and SEP IV and Palmetto Buyer have agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Palmetto Divestiture closed simultaneously with the execution of the Palmetto PSA and we recorded a gain of approximately $0.3 million on the sale.

Maverick Divestitures

On April 30, 2021, but effective March 1, 2021 (the “Maverick Effective Time”), SEP IV entered into a purchase agreement (the “Maverick PSA”) with Bayshore Energy TX LLC (“Maverick Buyer”), pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas (the “Maverick 1 Assets”) for a base purchase price of approximately $2.8 million, prior to post-closing adjustments (the “Maverick 1 Divestiture”). Pursuant to the Maverick PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations relating to the Maverick 1 Assets that arose on or after the Maverick Effective Time. The Maverick PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations.  The Maverick 1 Divestiture closed simultaneously with the execution of the Maverick PSA.

Also on April 30, 2021, SEP IV entered into a letter agreement with Maverick Buyer (the “Maverick Letter Agreement”) pursuant to which SEP IV agreed to sell additional other specified wellbores and other associated assets located in Zavala and Dimmit Counties, Texas (the “Maverick 2 Assets”) for a base purchase price of approximately $1.4 million, prior to post-closing adjustments (the “Maverick 2 Divestiture”). The closing of the Maverick 2 Divestiture was conditioned upon SEP IV obtaining certain consents and complying with other preferential rights related to the Maverick 2 Assets. Following the entrance into the Maverick Letter Agreement, SEP IV complied with the preferential rights and obtained multiple consents related to the Maverick 2 Assets. SEP IV did not obtain one of the required consents and, as a result, the Maverick 2 Assets subject to such consent were removed from the Maverick 2 Assets included in the Maverick 2 Divestiture (the “Updated Maverick 2 Assets”) and the base purchase price was adjusted downward by approximately $31,000.

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

On August 13, 2021, but effect as of the Maverick Effective Time, SEP IV and Maverick Buyer entered into a Purchase Agreement (the “Maverick 3 PSA”) pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas, including the remaining Maverick 2 Assets excluded from the original closing of the Maverick 2 Divestiture (the “Maverick 3 Assets”) for a base purchase price of approximately $31,000, prior to post-closing adjustments (the “Maverick 3 Divestiture,” and together with the Maverick 1 Divestiture and the Maverick 2 Divestiture, the “Maverick Divestitures”). Pursuant to the Maverick 3 PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations and liabilities related to the Maverick 3 Assets that arose on or after the Maverick Effective Time. The Maverick 3 PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 3 Divestiture closed simultaneously with the execution of the Maverick 3 PSA. We recorded a net loss of approximately $0.3 million related to the Maverick Divestitures.

Information related to the upstream oil and natural gas assets sold have been reflected in the condensed consolidated financial statements as discontinued operations. The following table presents the results of operations and the gain on disposal which has been included in discontinued operations (in thousands):

Three Months Ended
March 31,
2021
Revenues
Natural gas sales	$75
Oil sales	2,306
Natural gas liquid sales	135
Total revenues	2,516
Expenses
Operating expenses
Lease operating expenses	1,482
Production taxes	105
Depreciation, depletion and amortization	317
Accretion expense	55
Total operating expenses	1,959
Income before income taxes	557
Income tax expense (benefit)	8
Income from discontinued operations	$549

4. REVENUE RECOGNITION

Revenue from Contracts with Customers

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

During the three months ended March 31, 2022 and 2021, we recognized revenue of approximately $15.1 million and $9.3 million, respectively, under ASC 842. Mesquite accounted for 100% and 79% of total revenue for the three months ended March 31, 2022, and 2021, respectively. We are highly dependent upon Mesquite as our most significant customer.

During the three months ended March 31, 2022 and 2021, we did not record any revenue under ASC 606. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”

Contract Balances

At March 31, 2022 and December 31, 2021, our accounts receivable from contracts with customers were approximately $27.8 million and $19.1 million, respectively, under ASC 842. The gathering and transportation lease revenues utilized to determine net loss for the three months ended March 31, 2022 do not net out the approximately $9.6 million of such revenues that have not been collected from Mesquite. As previously disclosed, on June 24, 2021, we increased the tariff rate for interruptible throughput volumes from Eastern Catarina. Despite the increase, Mesquite continues to short-pay invoices and is currently paying the fees being charged for throughput volumes from Western Catarina for all throughput volumes from Eastern Catarina. At March 31, 2022 and December 31, 2021, the amount Mesquite continues to short-pay invoices is approximately $25.8 million and $16.2 million, respectively. As previously disclosed, on August 30, 2021, Catarina Midstream, LLC, our wholly owned subsidiary (“Catarina Midstream”) initiated a non-administered arbitration against SN Catarina, LLC pursuant to the International Institute for Conflict Prevention & Resolution Non-Administered Arbitration Rules (the “Catarina Arbitration”). The Catarina Arbitration seeks to bring commercial resolution to the tariff rate on Eastern Catarina and all disputed amounts are being held in accounts receivable during the pendency of the Catarina Arbitration. We continue to evaluate the collectability of the amounts being held in accounts receivable. Additionally, we are also involved in adversary proceeding 21-03931 (MI), which Mesquite and SN Catarina, LLC initiated against us and Catarina Midstream in the Bankruptcy Court (the “Mesquite Adversary”). There can be no guarantee that we are able to reach any commercial resolution and our failure to do so could adversely affect our business, financial condition, cash flows and results of operations.

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At March 31, 2022 and December 31, 2021, our accounts receivables from contracts with customers was zero.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2022
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$—	$—	$—
Other liabilities
Stonepeak Warrant	—	(7,760)	—	(7,760)
Total	$—	$(7,760)	$—	$(7,760)

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021(in thousands):

	Fair Value Measurements at December 31, 2021
	Active Markets for	Observable
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$664	$—	$664
Other liabilities
Stonepeak Warrant	—	(7,197)	—	(7,197)
Total	$—	$(6,533)	$—	$(6,533)

As of March 31, 2022 and December 31, 2021, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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

Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6 “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets. As of March 31, 2022, the Nuvve Holding Warrants fair value was determined to be zero.

Stonepeak Warrant – As part of the Exchange (as defined in Note 15 “Partners’ Capital”), the Partnership issued to Stonepeak Catarina the Stonepeak Warrant which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant is valued using ten percent of the Partnership’s junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurement of the Stonepeak Warrant as Level 2 and is presented within other liabilities on the condensed consolidated balance sheets.

Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of March 31, 2022, and December 31, 2021, the fair value of the earnout was determined to be zero.

6. DERIVATIVE AND FINANCIAL INSTRUMENTS

On May 17, 2021, the Partnership entered into a letter agreement (the “Levo Letter Agreement”) with Nuvve Holding Corp. (“Nuvve Holding”) and Stonepeak Rocket Holdings LP, relating to the proposed formation of a joint venture, Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”). In connection with the Levo Letter Agreement, on May 17, 2021, Nuvve Holding issued ten-year warrants to the Partnership as follows: (i) Series B Warrants to purchase 200,000 shares of Nuvve Holding’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance; (ii) Series C warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures; (iii) Series D warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures; (iv) Series E warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and (v) Series F warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures (collectively, the “Nuvve Holding Warrants”).The Nuvve Holding Warrants are accounted for in accordance with Topic 815, “Derivatives and Hedging,” and are recorded on the condensed consolidated balance sheets at fair value. Changes in the Nuvve Holding Warrants’ fair value are recognized in earnings and included in “Other (income) expense” on the condensed consolidated statements of operations.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Beginning fair value of warrants	$664	$—
Net gain (loss) on warrants	(664)	664
Ending fair value of warrants	$—	$664

Under Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. Changes in the derivatives’ fair values are recognized in earnings.

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

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of March 31, 2022, we had approximately $47.7 million of debt outstanding, consisting of approximately $46.2 million under the Term Loan and approximately $1.5 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of March 31, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through June 30, 2022. The maximum revolving credit amount is $5.0 million, leaving us with approximately $3.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2022.

At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.75% and 3.50% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.75% and 2.50% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.50% per annum based on the unutilized portion of the Revolving Loan. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for LIBOR loans are generally payable at the applicable maturity date.

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

At March 31, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan and we expect these quarterly amortizing payments will be made from our operating cash flows and other capital resources.  However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.

Debt Issuance Costs

As of March 31, 2022 and December 31, 2021, our unamortized debt issuance costs were approximately $0.7 million and $0.6 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended March 31, 2022 and 2021 was approximately $0.1 million and $0.2 million, respectively.

8. GATHERING AND TRANSPORTATION ASSETS

Gathering and transportation assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Gathering and transportation assets
Midstream assets	$185,181	$188,952
Less: Accumulated depreciation and impairment	(91,075)	(90,717)
Total gathering and transportation assets, net	$94,106	$98,235

Depreciation and Amortization. – Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Depreciation and amortization of gathering and transportation related assets	$1,774	$1,781
Amortization of intangible assets	3,365	3,363
Total depreciation and amortization	$5,139	$5,144

Impairment of Gathering and Transportation Assets. – We perform a periodic review of gathering and transportation assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Upon disposition or retirement of gathering and transportation assets, any gain or loss is recorded to operations.

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

Inherent in the fair value calculation of AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions result in adjustments to the recorded fair value of the existing ARO, a corresponding adjustment is made to the ARC capitalized as part of gathering and transportation assets.

The following table is a reconciliation of changes in ARO for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Asset retirement obligation, beginning balance	$4,700	$4,313
Accretion expense	102	387
Asset retirement obligation, ending balance	$4,802	$4,700

Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2021, obligations were relieved as part of the Palmetto Divestiture and the Maverick Divestitures.

10. INTANGIBLE ASSETS

Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of March 31, 2022, is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.

Amortization expense for each of the three months ended March 31, 2022 and 2021 was approximately $3.4 million. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	March 31,	December 31,
	2022	2021
Beginning balance	$118,329	$131,786
Amortization	(3,365)	(13,457)
Ending balance	$114,964	$118,329

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

As of March 31, 2022, the Partnership had paid approximately $124.4 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended March 31, 2022, the Partnership recorded earnings in equity investments from the Carnero JV of approximately $3.7 million, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $1.3 million were received during the three months ended March 31, 2022. As of December 31, 2021, an impairment of approximately $173.2 million was recorded at the JV level with approximately $55.0 million allocated to our net loss based on the Partnership’s proportionate share of aggregate capital contributions. At March 31, 2022, the carrying value of our investment in the Carnero JV was approximately $22.3 million.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Sales	$34,772	$22,829
Total expenses	28,028	19,578
Net income	$6,744	$3,251

12. COMMITMENTS AND CONTINGENCIES

As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of March 31, 2022. For the three months ended March 31, 2022, we made no payments to Mesquite related to the earnout.

13. RELATED PARTY TRANSACTIONS

Please read the disclosure under the headings “Relationship with Stonepeak,” “Relationship with Mesquite,” “Relationship with SP Holdings” and “Shared Services Agreement” in Note 14 “Related Party Transactions” of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete description of certain related party transactions that were entered into prior to 2022. Indirect costs billed by SP Holdings in connection with the Shared Services Agreement are recorded as general and administrative expenses. For the three months ended March, 31, 2022 indirect costs were recorded as a credit of approximately $0.5 million and a expense of approximately $4.4 million for the three months ended March, 31, 2021.

14. UNIT-BASED COMPENSATION

The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. As of March 31, 2022, and December 31, 2021, there were 4,254,082 unvested restricted units outstanding with a $1.24 weighted average grant date fair value per unit.

As of March 31, 2022, 12,523,764 common units remained available for future issuance to participants under the LTIP.

15. PARTNERS’ CAPITAL

Outstanding Units

As of March 31, 2022, we had 36,474,436 Class C Preferred Units outstanding and 148,951,002 common units outstanding which included 4,254,082 unvested restricted common units issued under the LTIP.

Common Unit Issuances

We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of March 31, 2022, the number of units to be issued under the Shared Services Agreement is 15,993,892.

Class C Preferred Units

On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Stonepeak Warrant in a private placement transaction (the “Exchange”).

The holders of the Class C Preferred Units receive a quarterly distribution of 14.0% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units (as defined in our partnership agreement). Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations. Beginning January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.

The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	March 31,	December 31,
	2022	2021
Class C Preferred Units, beginning balance	$397,387	$345,205
Accretion of discount	—	52,182
Class C Preferred Units, ending balance	$397,387	$397,387

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

The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units related to the periods indicated.

	Class C Preferred	Date of
Three Months Ended	Distribution of Common Units	Distribution
September 30, 2020	22,274,869	February 1, 2021
December 31, 2020	12,445,491	February 25, 2021
March 31, 2021	13,763,249	May 20, 2021
June 30, 2021	8,012,850	August 20, 2021
September 30, 2021	10,832,186	November 22, 2021
December 31, 2021	24,502,356	February 22, 2022

Stonepeak Warrant

On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Stonepeak Warrant, which entitles the holder to receive junior securities representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheet. Changes in the fair value of the Stonepeak Warrant are charged to interest expense in our condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, we recorded interest expense related to the Class C Preferred distributions of approximately $14.4 million and $12.9 million, respectively, which are recorded in interest expense on the income statement. These are non-cash interest expense items.

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

16. VARIABLE INTEREST ENTITIES

The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $22.3 million.

As of March 31, 2022, the Partnership had invested approximately $124.4 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Acquisitions, earnout and capital investments	$128,483	$128,483
Earnings in equity investments	(20,227)	(23,618)
Distributions received	(85,930)	(84,667)
Maximum exposure to loss	$22,326	$20,198

17. LEASES

On November 9, 2021, the Partnership entered into a Gas Compression Agreement with Kodiak to lease gas compression units from Kodiak. All leased units have a 36 month primary term commencing on the startup date. Following the primary term of the leased units, the Gas Compression Agreement calls for continuation of the term on a month-to-month basis until terminated with 30 days written notice.

18. SUBSEQUENT EVENTS

On April 28, 2022, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2022 in common units. The aggregate distribution of 24,721,910 common units will be made to Stonepeak Catarina on May 20, 2022, following the satisfaction of certain issuance conditions.

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

On February 26, 2021, in connection with our management team’s focus on expanding our business strategy to focus on the ongoing energy transition in the industries in which we operate, we changed our name from Sanchez Midstream Partners LP to Evolve Transition Infrastructure LP and our general partner changed its name from Sanchez Midstream Partners GP LLC to Evolve Transition Infrastructure GP LLC.

Developments during the Quarter Ended March 31, 2022

On January 31, 2022, we received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended December 31, 2021 in common units. The aggregate distribution of 24,502,356 common units was made to Stonepeak Catarina on February 22, 2022.

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

Throughput Volumes

Our management analyzes our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas (such net acreage is collectively referred to herein as “Mesquite’s Catarina Asset,” and the western portion of such net acreage is individually referred to herein as “Western Catarina”), in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Mesquite on the acreage dedicated to Western Catarina Midstream, our ability to secure volumes from Mesquite or third parties from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. We own and operate a 30-mile natural gas pipeline with 400 MMcf/d capacity that is designed to transport dry gas to multiple markets in South Texas (the “Seco Pipeline”). Currently there are not any commercial volumes transported on the Seco Pipeline. Future throughput volumes on the pipeline are dependent on execution of a new transportation agreement with Mesquite or execution of an agreement with a third party.

Operating Expenses

Our management seeks to maximize Adjusted EBITDA, a non-GAAP financial measure, in part by minimizing operating expenses. These expenses are or will be comprised primarily of field operating costs (which generally consists of labor, vehicles, supervision, transportation, minor maintenance, tools and supplies expenses, among other items), compression expense, ad valorem taxes and other operating costs, some of which will be independent of the throughput volumes on the midstream gathering system but fluctuate depending on the scale of our operations during a specific period.

Non-GAAP Financial Measures—Adjusted EBITDA

To supplement our financial results presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-Q. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs. Please note that the gathering and transportation lease revenues utilized to determine net loss for the three months ended March 31, 2022 do not net out the approximately $9.6 million of such revenues that have not been collected from Mesquite.

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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,	December 31,
	2022	2021
Net loss	$(9,732)	$(63,481)
Adjusted by:
Interest expense, net	15,511	23,444
Income tax expense (benefit)	66	(47)
Depreciation, depletion and amortization	5,139	5,568
Accretion expense	102	173
Loss on sale of assets	2,208	470
Unit-based compensation expense	53	206
Unit-based asset management fees	(455)	(6,716)
Distributions in excess of equity earnings	(3,095)	53,930
(Gain) loss on mark-to-market activities	664	(504)
Adjusted EBITDA	$10,461	$13,043

Significant Operational Factors

Throughput

The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended
	March 31,	December 31,
	2022	2021
Western Catarina Midstream:
Oil (MBbl/d)	5.2	5.3
Natural gas (MMcf/d)	67.1	70.0
Water (MBbl/d)	1.9	2.0

Subsequent Events

On April 28, 2022, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2022 in common units. The aggregate distribution of 24,721,910 common units will be made to Stonepeak Catarina on May 20, 2022, following the satisfaction of certain issuance conditions.

Results of Operations

Three months ended March 31, 2022 compared to three months ended December 31, 2021

The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,	December 31,
	2022	2021	Variance
Revenues:
Gathering and transportation lease revenues	$15,100	$16,178	$(1,078)	(7%)
Total revenues	15,100	16,178	(1,078)	(7%)
Expenses
Operating expenses
Transportation operating expenses	2,107	2,080	27	1%
General and administrative expenses	2,380	(3,861)	6,241	NM (a)
Unit-based compensation expense	53	206	(153)	(74%)
Loss on sale of assets	2,208	—	2,208	NM (a)
Depreciation and amortization	5,139	5,129	10	0%
Accretion expense	102	100	2	2%
Total operating expenses	11,989	3,654	8,335	NM (a)
Other (income) expense
Interest expense, net	15,511	23,444	(7,933)	(34%)
(Income) loss from equity investment	(3,391)	52,667	(56,058)	NM (a)
Other (income) expense	657	(529)	1,186	NM (a)
Total other expenses	12,777	75,582	(62,805)	(83%)
Total expenses	24,766	79,236	(54,470)	(69%)
Loss before income taxes	(9,666)	(63,058)	53,392	(85%)
Income tax expense	66	12	54	NM (a)
Loss from continuing operations	(9,732)	(63,070)	53,338	(85%)
Income (loss) from discontinued operations	—	(411)	411	(100%)
Net loss	$(9,732)	$(63,481)	$53,749	(85%)
(a)	Variances deemed to be Not Meaningful “NM.”

Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $1.1 million, or 7%, to approximately $15.1 million for the three months ended March 31, 2022, compared to approximately $16.2 million for the three months ended December 31, 2021. This decrease was primarily the results of a decrease in throughput. As discussed in “Part II, Item 1. Legal Proceedings,” in our Annual Report of Form 10-K for the year ended December 31, 2021, SN Catarina has failed to pay the increased rate for the throughput outside the dedicated acreage. For the three months ended March 31, 2022 and December 31, 2021, approximately $9.6 million and $8.0 million, respectively, of the gathering and transportation lease revenues are associated with increased rates which are subject to arbitration.

Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses was consistent for the three months ended March 31, 2022 compared to the three months ended December 31, 2021.

General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased by approximately $6.2 million to approximately $2.4 million for the three months ended March 31, 2022 compared to a credit of approximately $3.9 million for the three months ended December 31, 2021. The increase was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $6.3 million due to the volatility in the market price of our common units during the period.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.2 million, or 74%, to approximately $0.1 million for the three months ended March 31, 2022, compared to approximately $0.2 million for the three months ended December 31, 2021.

Loss on sale of assets. The loss on sale of assets during the three months ended March 31, 2022, was approximately $2.2 million. The loss was the result of the sale of certain gathering and transportation equipment which was replaced with leased equipment.

Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended March 31, 2022 compared to the three months ended December 31, 2021.

Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense decreased approximately $7.9 million, or 34%, to approximately $15.5 million for the three months ended March 31, 2022 compared to approximately $23.4 million for the three months ended December 31, 2021. This decrease was the result of the Class C Preferred Units discount becoming fully accreted at December 31, 2021. Cash interest expense for the three months ended March 31, 2022 was approximately $0.4 million which was consistent with the three months ended December 31, 2021.

(Income) loss from equity investment. Income from equity investment was approximately $3.4 million for the three months ended March 31, 2022, compared to a loss of approximately $52.7 million for the three months ended December 31, 2021. During the three months ended December 31, 2021, an impairment of approximately $55.0 million was recorded as a result of lower expectations regarding volumes and rates associated with the renewal of future expiring contracts and negotiation of new contracts.

Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other expense for the three months ended March 31, 2022 was approximately $0.7 million compared to other income of approximately $0.5 million during the three months ended December 31, 2021. The primary loss for the three months ended March 31, 2022 relates to the mark-to-market impact of the Nuvve Holding Warrants from a decrease in the Nuvve Holding stock price compared to an increase in the Nuvve Holding stock price during the three months ended December, 31, 2021.

Income tax expense. Income tax expense was approximately $65.9 thousand for the three months ended March 31, 2022, compared to an expense of approximately $12.0 thousand for the three months ended December 31, 2021. The increase in income tax expense resulted from an increase in taxable margin over the comparable periods.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $1.4 million in cash and cash equivalents and $3.5 million available for borrowing under the Credit Agreement, as discussed further below.

During the three months ended March 31, 2022, we paid approximately $0.4 in cash for interest on borrowings under our Credit Agreement.

Our capital expenditures during the three months ended March 31, 2022 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.

While we cannot predict the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we believe that our balances of cash, cash equivalents, cash generated from operations, borrowings under the Credit Agreement and potential issuances of securities will be sufficient to satisfy cash requirements over the next twelve months, including relating to working capital, amortizing debt payments on the Term Loan, and maintenance and expansion capital expenditures. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, or operating expenses.

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

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of March 31, 2022, we had approximately $47.7 million of debt outstanding, consisting of approximately $46.2 million under the Term Loan and approximately $1.5 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of March 31, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through June 2022. The maximum revolving credit amount is $5.0 million leaving us with approximately $3.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2022.

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

At March 31, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.

Sources of Debt and Equity Financing

As of March 31, 2022, we had approximately $46.2 million of debt outstanding under the Term Loan and approximately $1.5 million of debt outstanding under the Revolving Loan, leaving us with approximately $3.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2022. Our Credit Agreement matures on September 30, 2023.

Operating Cash Flows

We had net cash flows provided by operating activities for the three months ended March 31, 2022 of approximately $1.8 million, compared to net cash flows provided by operating activities of approximately $6.4 million for the same period in 2021.

Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.

Investing Activities

We had net cash flows used in investing activities for the three months ended March 31, 2022 of approximately $0.6 million, substantially all of which were related to midstream activities.

We had zero net cash flows used in investing activities for the three months ended March 31, 2021.

Financing Activities

Net cash flows used in financing activities was approximately $1.5 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, we repaid approximately $1.5 million of borrowings under our Credit Agreement.

Net cash flows used in financing activities was approximately $6.5 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, we repaid approximately $6.5 million of borrowings under the Credit Agreement.

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

As of March 31, 2022, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Carefully consider the risk factors under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes except as follows:

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously discussed, on February 22, 2022, pursuant to the terms of the Stonepeak Letter Agreement, we issued 24,502,356 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended December 31, 2021. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

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

Evolve Transition Infrastructure LP By: Evolve Transition Infrastructure GP LLC, its general partner

Date: May 13, 2022	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)