Form 10-Q
period 2022-06-30
Evolve Transition Infrastructure LP
filed 2022-08-10
CIK 1362705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________ .
Commission File Number 001-33147
Evolve Transition Infrastructure LP
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common units outstanding as of August 10, 2022: approximately 173,672,912 common units.

COMMONLY USED DEFINED TERMS
As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates or otherwise requires, the following terms have the following meanings:
•“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of Texas, Houston Division.
•“Bbl” means one barrel of 42 U.S. gallons of oil.
•“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
•“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
•“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, (vi) Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020, (xi) Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of July 28, 2021, and (xii) Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of August 20, 2021.
•“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
•“Gathering Agreement” means (i) at all times from October 14, 2015 through and including March 31, 2022, the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017 (individually, the “Original Gathering Agreement”), and (ii) at all times after and including April 1, 2022, the Amended and Restated Firm Gathering and Processing Agreement, dated as of May 27, 2022, by effective for all purposes as of April 1, 2022 (individually, the “A&R Gathering Agreement”).
•“MBbl” means one thousand Bbls.
•“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
•“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.
•“MMcf/d” means one million cubic feet of natural gas per day.
•“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
•“NYSE American” means NYSE American LLC.

•“our general partner” means Evolve Transition Infrastructure GP LLC, our general partner.
•“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement, dated as of November 16, 2020 and further amended by Amendment No. 1 thereto, dated as of February 26, 2021.
•“SEC” means the United States Securities and Exchange Commission.
•“Shared Services Agreement” means the Amended and Restated Shared Services Agreement between SP Holdings and the Partnership, dated as of March 6, 2015.
•“SP Holdings” means SP Holdings, LLC, the sole member of our general partner.
•“Stonepeak” means Stonepeak Catarina and its subsidiaries, other than the Partnership.
•“Stonepeak Catarina” means Stonepeak Catarina Holdings, LLC.
•“Stonepeak Letter Agreement” means that certain letter agreement, dated as of November 16, 2020, by and between the Partnership and Stonepeak Catarina, wherein the parties agreed that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written noticed to the Partnership no later than the last day of the calendar month following the end of such quarter.
•“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 4, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 4, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 4, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”); (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); (vii) at all times from February 1, 2022 to May 2, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, and Amendment No. 6 thereto, dated February 1, 2022 (“Warrant Amendment 6”); and (viii) at all times from May 2, 2022 to June 30, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, and Amendment No. 7 thereto, dated May 2, 2022 (“Warrant Amendment 7”).

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
Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:
•our ability to successfully execute our business, acquisition and financing strategies, including our business strategy to focus on the ongoing energy transition in the industries in which we operate;
•our ability to successfully meet our future funding obligations in connection with HOBO Renewable Diesel LLC’s initial project and in connection with the Levo JV (as defined in Note 6 “Derivative and Financial Instruments”);
•changes in general economic conditions, including market and macro-economic disruptions resulting from (i) recent inflation increases, (ii) ongoing supply chain disruptions and (iii) the ongoing pandemic caused by a novel strain of coronavirus (“COVID-19”), including resurgences and variants of the virus, and related governmental and consumer responses thereto;
•the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
•the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
•our ability to grow enterprise value;
•the ability of our partners to perform under our joint ventures;
•the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;
•our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure requirements;
•the timing and extent of changes in prices for, and demand for, natural gas, NGLs and oil;
•competition in the oil and natural gas industry for employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;
•the extent to which our assets operated by others are operated successfully and economically;
•our ability to compete with other companies in the oil and natural gas and energy transition infrastructure industries;

•the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations;
•unexpected results of litigation filed against us or other legal proceedings we are involved in;
•disruptions due to extreme weather conditions, such as extreme temperatures, rainfall, hurricanes or tornadoes;
•the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and
•the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in our other public filings with the SEC.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Gathering and transportation lease revenues	$7,330	$9,142	$22,430	$18,436
Total revenues	7,330	9,142	22,430	18,436
Expenses
Operating expenses
Transportation operating expenses	2,530	2,097	4,637	4,357
General and administrative expenses	1,828	2,574	4,208	9,507
Unit-based compensation expense	—	206	53	543
Loss on sale of assets	2,200	—	4,408	—
Depreciation and amortization	4,495	5,143	9,634	10,287
Accretion expense	104	96	206	189
Total operating expenses	11,157	10,116	23,146	24,883
Other (income) expense
Interest expense, net	14,572	27,938	30,083	58,385
Loss (earnings) from equity investment	(1,920)	271	(5,311)	(328)
Other (income) expense	85	(801)	742	(801)
Total other expenses	12,737	27,408	25,514	57,256
Total expenses	23,894	37,524	48,660	82,139
Loss before income taxes	(16,564)	(28,382)	(26,230)	(63,703)
Income tax expense (benefit)	6	(29)	72	3
Loss from continuing operations	(16,570)	(28,353)	(26,302)	(63,706)
Income from discontinued operations	—	557	—	1,105
Net loss	$(16,570)	$(27,796)	$(26,302)	$(62,601)
Net loss per unit
Common units - Basic and Diluted	$(0.12)	$(0.41)	$(0.20)	$(1.18)
Weighted Average Units Outstanding
Common units - Basic and Diluted	142,007,158	66,913,613	129,294,271	52,994,963
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,417	$1,675
Accounts receivable	2,631	19,466
Prepaid expenses	716	629
Fair value of warrants	—	664
Deferred lease incentive	1,104	—
Total current assets	6,868	22,434
Gathering and transportation assets, net	90,121	98,235
Intangible assets, net	112,227	118,329
Equity investments	16,031	20,198
Deferred lease incentive, net	10,391	—
Right of use assets, net	5,812	1,428
Other non-current assets	75	75
Total assets	$241,525	$260,699

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,804	$3,225
Accounts payable and accrued liabilities - related entities	14,413	12,869
Royalties payable	359	359
Short-term debt, net of debt issuance costs	6,819	8,841
Class C Preferred Units	397,387	397,387
Short-term lease liabilities	1,852	391
Current liabilities from discontinued operations	79	79
Total current liabilities	423,713	423,151
Other liabilities
Long term accrued liabilities - related entities	8,622	10,215
Asset retirement obligation	4,906	4,700
Long-term debt, net of discount and debt issuance costs	17,729	39,488
Long-term lease liabilities	2,979	782
Other liabilities	7,676	7,483
Total other liabilities	41,912	62,668
Total liabilities	465,625	485,819
Commitments and contingencies (See Note 12)
Partners’ deficit
Common units, 173,672,912 and 124,448,646 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	(224,100)	(225,120)
Total partners’ deficit	(224,100)	(225,120)
Total liabilities and partners’ deficit	$241,525	$260,699
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,302)	$(62,601)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	3,531	3,998
Amortization of debt issuance costs	249	491
Accretion of Class C discount	—	24,184
Accretion expense	206	262
Distributions from equity investments	9,478	11,946
Equity earnings in affiliate	(5,311)	(328)
Bad debt expense	—	(1,926)
(Gain) loss on sale of assets	4,408	(334)
Mark-to-market on Stonepeak Warrant	224	6,289
Net cash settlements received on commodity derivative contracts	—	101
(Gain) loss on Nuvve Holding Warrants	664	(764)
Unit-based compensation	76	2,085
Amortization of deferred lease incentive	94	—
Amortization of intangible assets	6,102	6,728
Changes in operating assets and liabilities:
Accounts receivable	5,245	2,914
Prepaid expenses	(87)	(242)
Other assets	—	54
Accounts payable and accrued liabilities	26,776	27,426
Other long-term liabilities	(30)	354
Net cash provided by operating activities	25,323	20,637
Cash flows from investing activities:
Initial direct costs of right of use assets	(900)	—
Proceeds from sales of oil and natural gas properties	—	15,690
Proceeds from sale of gathering and transportation assets	500	—
Construction of gathering and transportation assets	(151)	(36)
Contributions to equity affiliates	—	(232)
Net cash provided by (used in) investing activities	(551)	15,422
Cash flows from financing activities:
Repayment of debt	(27,000)	(44,500)
Draw on revolving loan	3,000	5,500
Issuance of common units	—	7,053
Payments for offering costs	—	(333)
Debt issuance costs	(30)	(32)
Net cash used in financing activities	(24,030)	(32,312)
Net decrease in cash and cash equivalents	742	3,747
Cash and cash equivalents, beginning of period	1,675	1,718
Cash and cash equivalents, end of period	$2,417	$5,465
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$3	$139
Cash paid during the period for interest	$823	$1,646
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	Common Units		Total Capital
	Units	Amount
Partners’ Deficit, December 31, 2021	124,448,646	$(225,120)	$(225,120)
Unit-based compensation programs	—	76	76
Common units issued as Class C Preferred distributions	24,502,356	12,869	12,869
Net loss	—	(9,732)	(9,732)
Partners’ Deficit, March 31, 2022	148,951,002	(221,907)	(221,907)
Common units issued as Class C Preferred distributions	24,721,910	14,377	14,377
Net loss	—	(16,570)	(16,570)
Partners’ Deficit, June 30, 2022	173,672,912	$(224,100)	$(224,100)

	Common Units		Total Capital
	Units	Amount
Partners’ Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	1,511,138	1,879	1,879
Units tendered by SOG employees for tax withholdings	34,720,360	25,685	25,685
Net loss	—	(34,805)	(34,805)
Partners’ Deficit, March 31, 2021	56,185,378	(160,785)	(160,785)
Unit-based compensation programs	—	206	206
Issuance of common units, net of offering costs of $0.3 million	8,774,888	6,720	6,720
Common units issued as Class C Preferred distributions	13,763,249	12,869	12,869
Net loss	—	(27,796)	(27,796)
Partners’ Deficit, June 30, 2021	78,723,515	$(168,786)	$(168,786)
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

Use of Estimates
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. The estimates that are particularly significant to our financial statements include estimates of our depreciation, depletion and amortization; asset retirement obligations; certain revenues and operating expenses; and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best judgment using the data available. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from the estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
3. DIVESTITURES AND DISCONTINUED OPERATIONS
Kodiak Sale
On March 11, 2022, we entered into a purchase and sale agreement with Kodiak Gas Services, LLC (“Kodiak”), pursuant to which we sold to Kodiak natural gas compression equipment for a purchase price of $250 thousand. We recorded a loss of approximately $2.2 million on the sale.
On May 9, 2022, we entered into a purchase and sale agreement with Kodiak, pursuant to which we sold to Kodiak natural gas compression equipment for a purchase price of $250 thousand. We recorded a loss of approximately $2.2 million on the sale.
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
Also on April 30, 2021, SEP IV entered into a letter agreement with Maverick Buyer (the “Maverick Letter Agreement”) pursuant to which SEP IV agreed to sell additional other specified wellbores and other associated assets located in Zavala and Dimmit Counties, Texas (the “Maverick 2 Assets”) for a base purchase price of approximately $1.4 million, prior to final post-closing adjustments (the “Maverick 2 Divestiture”). The closing of the Maverick 2 Divestiture was conditioned upon SEP IV obtaining certain consents and complying with other preferential rights related to the Maverick 2 Assets. Following the entrance into the Maverick Letter Agreement, SEP IV complied with the preferential rights and obtained multiple consents related to the Maverick 2 Assets. SEP IV did not obtain one of the required consents and, as a result, the Maverick 2 Assets subject to such consent were removed from the Maverick 2 Assets included in the Maverick 2 Divestiture (the “Updated Maverick 2 Assets”) and the base purchase price was adjusted downward by approximately $31,000.
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
On August 13, 2021, but effective as of the Maverick Effective Time, SEP IV and Maverick Buyer entered into a Purchase Agreement (the “Maverick 3 PSA”) pursuant to which SEP IV sold to Maverick Buyer specified wellbores and other associated assets located in Zavala County, Texas, including the remaining Maverick 2 Assets excluded from the original closing of the Maverick 2 Divestiture (the “Maverick 3 Assets”) for a base purchase price of approximately $31,000, prior to final post-closing adjustments (the “Maverick 3 Divestiture,” and together with the Maverick 1 Divestiture and the Maverick 2 Divestiture, the “Maverick Divestitures”). Pursuant to the Maverick 3 PSA, other than a limited amount of retained obligations, Maverick Buyer agreed to assume all obligations and liabilities related to the Maverick 3 Assets that arose on or after the Maverick Effective Time. The Maverick 3 PSA contains customary representations and warranties by SEP IV and Maverick Buyer, and SEP IV and Maverick Buyer agreed to customary indemnities relating to breaches of representations, warranties and covenants and the payment of assumed and excluded obligations. The Maverick 3 Divestiture closed simultaneously with the execution of the Maverick 3 PSA. We recorded a net loss of approximately $0.3 million related to the Maverick Divestitures.
Information related to the upstream oil and natural gas assets sold have been reflected in the condensed consolidated financial statements as discontinued operations. The following table presents the results of operations and the gain on disposal which has been included in discontinued operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenues
Natural gas sales	$180	$255
Oil sales	930	3,236
Natural gas liquid sales	47	182
Total revenues	1,157	3,673
Expenses
Operating expenses
Lease operating expenses	294	1,776
Production taxes	54	160
Gain on sale of assets	(334)	(334)
Depreciation, depletion and amortization	122	439
Accretion expense	18	73
Total operating expenses	154	2,114
Income before income taxes	1,003	1,559
Income tax expense	446	454
Income from discontinued operations	$557	$1,105

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
During the three and six months ended June 30, 2022, we recognized revenue of approximately $7.3 million and $22.4 million, respectively, under ASC 842. Mesquite accounted for 100% of total revenue for the three and six months ended June 30, 2022. We are highly dependent upon Mesquite as our only customer.
During the three and six months ended June 30, 2022, we did not record any revenue under ASC 606. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”
Contract Balances
At June 30, 2022 and December 31, 2021, our accounts receivable were approximately $2.4 million and $19.1 million, respectively, under ASC 842.
On May 27, 2022, but effective as of April 1, 2022, we entered into the A&R Gathering Agreement, a related side letter agreement and the Settlement Agreement (as defined in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Developments during the Quarter Ended June 30, 2022—Settlement Agreement Execution and Approval”) (collectively the “Settlement Documents”). We accounted for the Settlement Documents as a single contract modification of the Original Gathering Agreement under the contract combination guidance in ASC 842.
Prior to the execution of the A&R Gathering Agreement, Mesquite disputed the tariff rate for interruptible throughput volumes from Eastern Catarina (as defined below) billed from July 1, 2021 forward, which resulted in a disputed receivable balance of approximately $26.7 million. Under the terms of the A&R Gathering Agreement and other agreements concurrently entered into, approximately $15.1 million of the disputed receivable balance was paid in cash. In addition, the A&R Gathering Agreement amended key provisions of the Original Gathering Agreement in a manner favorable to us. Principally, it provides for, among other things, a new dedication of the eastern portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (“Eastern Catarina”), whereas only Western Catarina (as defined in Note 10 “Intangible Assets”) was dedicated under the Original Gathering Agreement. The A&R Gathering Agreement also established gathering and processing fee rates for both Western Catarina and Eastern Catarina as well as rates for new production from the Dedicated Acreage (as defined in the A&R Gathering Agreement) and from the Subject Wells (as defined in the A&R Gathering Agreement).
In accordance with ASC 842, the portion of the disputed receivable balance of approximately $11.6 million we did not collect in cash was reclassified as a deferred lease incentive, reflective of the non-distinct nature of the contractual concessions received from Mesquite in the A&R Gathering Agreement. The deferred lease incentive is being amortized over the remaining term of the A&R Gathering Agreement.
Amortization of the deferred A&R Gathering Agreement lease incentive for the three and six months ended June 30, 2022, was approximately $0.1 million for both periods. This amortization is recorded as a reduction to gathering and transportation lease revenues in our condensed consolidated statements of operations.
Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At June 30, 2022 and December 31, 2021, our accounts receivables from contracts with customers was zero.
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Fair Value Measurements at June 30, 2022
	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$—	$—	$—
Other liabilities
Stonepeak Warrant	—	(7,421)	—	(7,421)
Total	$—	$(7,421)	$—	$(7,421)

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value Measurements at December 31, 2021
	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$664	$—	$664
Other liabilities
Stonepeak Warrant	—	(7,197)	—	(7,197)
Total	$—	$(6,533)	$—	$(6,533)
As of June 30, 2022 and December 31, 2021, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.
Fair Value on a Non-Recurring Basis
The Partnership follows the provisions of Topic 820-10, “Fair Value Measurement,” for non-financial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. We periodically review oil and natural gas properties and related equipment for impairment when facts and circumstances indicate that their carrying values may not be recoverable.
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
Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6 “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets. As of June 30, 2022, the Nuvve Holding Warrants fair value was determined to be zero.
Stonepeak Warrant – As part of the Exchange (as defined in Note 15 “Partners’ Deficit”), the Partnership issued to Stonepeak Catarina the Stonepeak Warrant which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant is valued using ten percent of the Partnership’s junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurement of the Stonepeak Warrant as Level 2 and is presented within other liabilities on the condensed consolidated balance sheets.
Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of June 30, 2022 and December 31, 2021, the fair value of the earnout was determined to be zero.
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
The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Beginning fair value of warrants	$664	$—
Net gain (loss) on warrants	(664)	664
Ending fair value of warrants	$—	$664
Under Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. Changes in the derivatives’ fair values are recognized in earnings.
Earnout Derivative
See Note 5 “Fair Value Measurements” for disclosure regarding the earnout derivative.
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

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of June 30, 2022, we had approximately $25.2 million of debt outstanding, comprised solely of the Term Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of June 30, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through September 30, 2022. The maximum revolving credit amount is $5.0 million leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2022.
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
In addition, we are required to maintain the following financial covenants:
•current assets to current liabilities, excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
•senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.25 to 1.00.
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
At June 30, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan and we expect these quarterly amortizing payments will be made from our operating cash flows and other capital resources. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.
Debt Issuance Costs
As of June 30, 2022 and December 31, 2021, our unamortized debt issuance costs were approximately $0.7 million and $0.6 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended June 30, 2022 and 2021 was approximately $0.1 million and $0.3 million, respectively. Amortization of debt issuance costs recorded during the six months ended June 30, 2022 and 2021 was approximately $0.2 million and $0.5 million, respectively.

8. GATHERING AND TRANSPORTATION ASSETS
Gathering and transportation assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Gathering and transportation assets
Midstream assets	$181,413	$188,952
Less: Accumulated depreciation and impairment	(91,292)	(90,717)
Total gathering and transportation assets, net	$90,121	$98,235
Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.
Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization of gathering and transportation related assets	$1,758	$1,778	$3,532	$3,559
Amortization of intangible assets	2,737	3,365	6,102	6,728
Total depreciation and amortization	$4,495	$5,143	$9,634	$10,287
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

The following table is a reconciliation of changes in ARO for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Asset retirement obligation, beginning balance	$4,700	$4,313
Accretion expense	206	387
Asset retirement obligation, ending balance	$4,906	$4,700
Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2021, obligations were relieved as part of the Palmetto Divestiture and the Maverick Divestitures.
10. INTANGIBLE ASSETS
Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of June 30, 2022 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.
Amortization expense for the six months ended June 30, 2022 and 2021 was approximately $6.1 million and $6.7 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets (in thousands):

	June 30, 2022	December 31, 2021
Beginning balance	$118,329	$131,786
Amortization	(6,102)	(13,457)
Ending balance	$112,227	$118,329
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
As of June 30, 2022, the Partnership had paid approximately $124.4 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended June 30, 2022, the Partnership recorded earnings of approximately $2.2 million in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the six months ended June 30, 2022, the Partnership recorded earnings of approximately $5.9 million in equity investments from the Carnero JV, which was partially offset by approximately $0.6 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $9.5 million were received during the six months ended June 30, 2022.
Summarized financial information of unconsolidated entities is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Sales	$68,831	$43,668
Total expenses	58,293	38,906
Net income	$10,538	$4,762
12. COMMITMENTS AND CONTINGENCIES
As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of June 30, 2022. For the six months ended June 30, 2022, we made no payments to Mesquite related to the earnout.
13. RELATED PARTY TRANSACTIONS
Please read the disclosures under the headings “Relationship with Stonepeak,” “Relationship with Mesquite,” “Relationship with SP Holdings” and “Shared Services Agreement” in Note 14 “Related Party Transactions” of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete description of certain related party transactions that were entered into prior to 2022. Indirect costs billed by

SP Holdings in connection with the Shared Services Agreement are recorded as general and administrative expenses. For the six months ended June 30, 2022 and 2021, indirect costs were recorded as a credit of approximately $1.6 million and as an expense of approximately $2.6 million, respectively.
14. UNIT-BASED COMPENSATION
The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. As of June 30, 2022, and December 31, 2021, there were 4,254,082 unvested restricted units outstanding with a $1.24 weighted average grant date fair value per unit.
As of June 30, 2022, 16,232,050 common units remained available for future issuance to participants under the LTIP.
15. PARTNERS’ DEFICIT
Outstanding Units
As of June 30, 2022, we had 36,474,436 Class C Preferred Units outstanding and 173,672,912 common units outstanding which included 4,254,082 unvested restricted common units issued under the LTIP.
Common Unit Issuances
We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs. As of June 30, 2022, we have not redeemed any Class C Preferred Units and, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of June 30, 2022, the number of units to be issued under the Shared Services Agreement is 17,094,800. At June 30, 2022, the value of these units was approximately $8.6 million and is recorded on the condensed consolidated balance sheet in long term accrued liabilities - related entities.
Class C Preferred Units
On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Original Warrant in a private placement transaction (the “Exchange”).
The holders of the Class C Preferred Units receive a quarterly distribution of 14.0% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units (as defined in our partnership agreement). Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations. As of January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash. As of June 30, 2022, no Class C Preferred Units have been redeemed. During the six months ended June 30, 2022 and 2021, we recorded non-cash interest expense related to the Class C Preferred Units of approximately $28.8 million and $49.9 million, respectively, which are recorded in interest expense on the income statement.
The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	June 30, 2022	December 31, 2021
Class C Preferred Units, beginning balance	$397,387	$345,205
Accretion of discount	—	52,182
Class C Preferred Units, ending balance	$397,387	$397,387
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
The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units related to the periods indicated.

Three Months Ended	Class C Preferred Distribution of Common Units	Date of Distribution
September 30, 2020	22,274,869	February 1, 2021
December 31, 2020	12,445,491	February 25, 2021
March 31, 2021	13,763,249	May 20, 2021
June 30, 2021	8,012,850	August 20, 2021
September 30, 2021	10,832,186	November 22, 2021
December 31, 2021	24,502,356	February 22, 2022
March 31, 2022	24,721,910	May 20, 2022
Stonepeak Warrant
On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Original Warrant, which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheet. Changes in the fair value of the Stonepeak Warrant are charged to interest expense in our condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, we recorded an expense related to the Stonepeak Warrant of approximately $0.2 million and $6.3 million, respectively.
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
16. VARIABLE INTEREST ENTITIES
The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $16.0 million.
As of June 30, 2022, the Partnership had invested approximately $124.4 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in equity investments on our condensed consolidated balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Acquisitions, earnout and capital investments	$128,483	$128,483
Earnings in equity investments	(18,307)	(23,618)
Distributions received	(94,145)	(84,667)
Maximum exposure to loss	$16,031	$20,198
17. LEASES
On November 9, 2021, the Partnership entered into a Gas Compression Agreement with Kodiak to lease gas compression units from Kodiak (the “Gas Compression Agreement”). All leased units have a 36 month primary term commencing on the startup date. Following the primary term of the leased units, the Gas Compression Agreement calls for continuation of the term on a month-to-month basis until terminated with 30 days written notice.
18. SUBSEQUENT EVENTS
On July 29, 2022, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2022 in common units. The aggregate distribution of 27,442,638 common units will be made to Stonepeak Catarina on August 22, 2022, following the satisfaction of certain issuance conditions.

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
Developments during the Quarter Ended June 30, 2022
Settlement of Tariff Short Pay
On July 1, 2021, we increased the tariff rate for interruptible throughput volumes from the eastern portion of Mesquite’s acreage position in Dimmit, La Salle and Webb Counties in Texas (“Eastern Catarina”), which was not dedicated under the Original Gathering Agreement. Mesquite disputed the tariff rate increase and began to short-pay invoices, instead paying the lower tariff rate charged for throughput volumes from the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb Counties in Texas (“Western Catarina”), which was dedicated under the Original Gathering Agreement, for all throughput volumes from Eastern Catarina (the “Tariff Short-Pay”).
On August 30, 2021, Catarina Midstream, LLC, our wholly owned subsidiary (“Catarina Midstream”) initiated a non-administered arbitration against SN Catarina, LLC, a wholly owned subsidiary of Mesquite (“SN Catarina”), pursuant to the International Institute for Conflict Prevention & Resolution Non-Administered Arbitration Rules (the “Catarina Arbitration”), wherein Catarina Midstream asserted claims for declaratory judgment and breach of contract arising from the Tariff Short-Pay and SN Catarina’s refusal to pay the incremental infrastructure fee since July 2021.
Mesquite and SN Catarina initiated adversary proceeding 21-03931 (MI) against us and Catarina Midstream in the Bankruptcy Court (the “Mesquite Adversary”), wherein Mesquite and SN Catarina sought recharacterization of our 2015 acquisition of Catarina Midstream and its gathering system from Mesquite as a disguised financing.
On May 27, 2022, in order to resolve our claim of non-payment on validly owed amounts for Eastern Catarina throughput volumes under the Original Gathering Agreement along with other related claims, defenses, causes of action, and other disputes between and among SN Catarina, Catarina Midstream, Mesquite, the Partnership, our general partner, SP Holdings, and SN Operating LLC (“SN Operating,” collectively, with SN Catarina, Catarina Midstream, Mesquite, the Partnership, the General Partner, and SP Holdings, the “Settlement Parties”), the Settlement Parties entered into the A&R Gathering Agreement, a related side letter agreement and the Settlement Agreement (as defined in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Developments during the Quarter Ended June 30, 2022—Settlement Agreement Execution and Approval”) (collectively the “Settlement Documents”). These Settlement Documents, which are detailed below, resulted in cash payments totaling of $15.1 million being paid to the Partnership, as well as amendments to key provisions of the Original Gathering Agreement in a manner favorable to the Partnership, including (i) a new dedication of Eastern Catarina, whereas only Western Catarina was dedicated under the Original Gathering Agreement, (ii) different established gathering and processing fee rates for existing production on Western Catarina and Eastern Catarina as well as new rates for new production from the Dedicated Acreage (as defined in the A&R Gathering Agreement) or from the Subject Wells (as defined in the A&R Gathering Agreement), and (iii) new obligations with respect to pressure limitations at certain measurement points attributable to SN Catarina or Catarina Midstream and with respect to FL&U (as defined in the A&R Gathering Agreement).

In addition to the cash payments and amended provisions in the A&R Gathering Agreement, to settle related disputes, these agreements:
(i)Required Mesquite, SN Catarina, and SN Operating to file a motion with the Bankruptcy Court a motion pursuant to Rule 9019 of the Bankruptcy Rules seeking the approval of the Settlement agreement on an expedited basis (the “9019 Motion”).
(ii)Seek dismissal with prejudice of the proceeding initiated by SN Catarina and SN Operating, LLC with the Texas Railroad Commission on February 18, 2022,
(iii)Require each of the settlement parties deliver to each other a Mutual Release Agreement, which provides for, among other things, the release of any and all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, contracts, damages, judgments, claims, and demands whatsoever, in law or equity, known or unknown, asserted or unasserted, including, but not limited to, claims that were or could have been asserted through May 27, 2022, in each case with respect to the accounts receivable attributable to the Tariff Short-Pay or otherwise in connection with the Catarina Arbitration or the Mesquite Adversary.
(iv)Require each of the settlement parties deliver to each other an Assignment Agreement, pursuant to which, among other things, we assigned to Mesquite any claims of the Partnership arising out of or related to the conduct alleged in Sanchez Oil & Gas Corp., et al. v. Terra Energy Partners LLC, et al., Cause No. 2016-18909 (Dist. Ct., Harris County, Texas, 11th Jud’l Dist.).
On June 7, 2022, we issued a press release announcing the Bankruptcy Court’s granting of the 9019 Motion and the issuance of the Approval Order (as defined in the Settlement Agreement). The Approval Order became final and non-appealable on June 21, 2022, thereby triggering the Effective Date (as defined) of the Settlement Agreement. The execution and delivery of the Amended and Restated Gathering Agreement, the Side Letter Agreement and the Settlement Agreement along with the payments by Mesquite on May 27, 2022, collectively constitute full and final payment and settlement of the Tariff Short Pay.
Payment of Settlement Amount and Execution of Mutual Releases
Also on June 23, 2022, concurrently with the payment of the Settlement Amount, each of the Settlement Parties executed and delivered to each other Settlement Party that certain Mutual Release Agreement, which provides for, among other things, the release of any and all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, contracts, damages, judgments, claims, and demands whatsoever, in law or equity, known or unknown, asserted or unasserted, including, but not limited to, claims that were or could have been asserted through May 27, 2022, in each case with respect to the accounts receivable attributable to the Tariff Short-Pay or otherwise in connection with the Catarina Arbitration or the Mesquite Adversary.
Also on June 23, 2022, as a result of the occurrence of the Effective Date and concurrently with the payment of the Settlement Amount, we and Mesquite executed and delivered to each other that certain Assignment Agreement, pursuant to which, among other things, we assigned to Mesquite any claims of the Partnership arising out of or related to the conduct alleged in Sanchez Oil & Gas Corp., et al. v. Terra Energy Partners LLC, et al., Cause No. 2016-18909 (Dist. Ct., Harris County, Texas, 11th Jud’l Dist.).
Stonepeak Letter Agreement Election; Warrant Amendment 7
On April 29, 2022, we received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2022 in common units. The aggregate distribution of 24,721,910 common units was made to Stonepeak Catarina on May 20, 2022, following the satisfaction of certain issuance conditions.
On April 29, 2022, but effective as of May 2, 2022, in connection with Stonepeak’s election above, we entered into Warrant Amendment 7 with Stonepeak Catarina to exclude from the Stonepeak Warrant 3,708,287 common units issuable under the Sanchez Production Partners LP Long-Term Incentive Plan.

How We Evaluate Our Operations
We evaluate our business on the basis of the following key measures:
•our throughput volumes on gathering systems upon acquiring those assets;
•our operating expenses; and
•our Adjusted EBITDA, a non-GAAP financial measure (for a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure please read “–Non-GAAP Financial Measures–Adjusted EBITDA”).
Throughput Volumes
Our management analyzes our performance based on the aggregate amount of throughput volumes on the gathering system. We must connect additional wells or well pads within Western Catarina, in order to maintain or increase throughput volumes on Western Catarina Midstream. Our success in connecting additional wells is impacted by successful drilling activity by Mesquite on the acreage dedicated to the Western Catarina gathering system (“Western Catarina Midstream”), our ability to secure volumes from Mesquite or third parties from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure. We own and operate a 30-mile natural gas pipeline with 400 MMcf/d capacity that is designed to transport dry gas to multiple markets in South Texas (the “Seco Pipeline”). Currently there are not any commercial volumes transported on the Seco Pipeline. Future throughput volumes on the pipeline are dependent on execution of a new transportation agreement with Mesquite or execution of an agreement with a third party.
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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2022	2022	2022	2021
Net loss	$(16,570)	$(9,732)	$(26,302)	$(62,601)
Adjusted by:
Interest expense, net	14,572	15,511	30,083	58,385
Income tax expense	6	66	72	457
Depreciation and amortization	4,495	5,139	9,634	10,287
Accretion expense	104	102	206	189
(Gain) loss on sale of assets	2,200	2,208	4,408	(334)
Unit-based compensation expense	—	53	53	543
Unit-based asset management fees	(1,137)	(455)	(1,592)	2,647
Distributions in excess of equity earnings	8,192	(3,095)	5,097	9,075
(Gain) loss on mark-to-market activities	—	664	664	(764)
Adjusted EBITDA	$11,862	$10,461	$22,323	$17,884
Significant Operational Factors
Throughput
The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2022	2022	2022	2021
Western Catarina Midstream:
Oil (MBbl/d)	4.5	5.2	4.8	6.0
Natural gas (MMcf/d)	65.2	67.1	66.2	78.2
Water (MBbl/d)	—	1.9	—	2.0
Subsequent Events
On July 29, 2022, the Partnership received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2022 in common units. The aggregate distribution of 27,442,638 common units will be made to Stonepeak Catarina on August 22, 2022, following the satisfaction of certain issuance conditions.

Results of Operations
Three months ended June 30, 2022 compared to three months ended March 31, 2022
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,	March 31,
	2022	2022	Variance
Revenues:
Gathering and transportation lease revenues	7,330	$15,100	$(7,770)	(51)%
Total revenues	7,330	15,100	(7,770)	(51)%
Expenses
Operating expenses
Transportation operating expenses	2,530	2,107	423	20%
General and administrative expenses	1,828	2,380	(552)	(23)%
Unit-based compensation expense	—	53	(53)	(100)%
Loss on sale of assets	2,200	2,208	(8)	—%
Depreciation and amortization	4,495	5,139	(644)	(13)%
Accretion expense	104	102	2	2%
Total operating expenses	11,157	11,989	(832)	(7)%
Other (income) expense
Interest expense, net	14,572	15,511	(939)	(6)%
Earnings from equity investment	(1,920)	(3,391)	1,471	(43)%
Other expense, net	85	657	(572)	(87)%
Total other expenses	12,737	12,777	(40)	—%
Total expenses	23,894	24,766	(872)	(4)%
Loss before income taxes	(16,564)	(9,666)	(6,898)	71%
Income tax expense	6	66	(60)	(91)%
Net loss	$(16,570)	$(9,732)	$(6,838)	70%
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $7.8 million or 51%, to approximately $7.3 million for the three months ended June 30, 2022, compared to approximately $15.1 million for the three months ended March 31, 2022. This decrease was primarily the result of a decrease in the tariff charged for hydrocarbons transported on Eastern Catarina under the A&R Gathering Agreement, effective as of April 1, 2022.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $0.4 million, or 20%, to approximately $2.5 million for the three months ended June 30, 2022 compared to approximately $2.1 million for the three months ended March 31, 2022. This increase was primarily due to non-recurring maintenance as well as rising costs for chemicals, labor, maintenance, tools and supplies as a result of recent inflation and ongoing supply chain constraints. This increase was slightly offset by a decrease in throughput.
General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $0.6 million, or 23%, to approximately $1.8 million for the three months ended June 30, 2022 compared to approximately $2.4 million for the three months ended March 31, 2022. The decrease was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $0.7 million due to volatility in the market price of our common units during the period.

Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.1 million, or 100%, to approximately $0.0 for the three months ended June 30, 2022 compared to approximately $0.1 million for the three months ended March 31, 2022.
Loss on sale of assets. The loss on sale of assets was consistent for the three months ended June 30, 2022 compared to the three months ended March 31, 2022. These losses were the result of the sale of certain gathering and transportation equipment which was replaced with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Depreciation and amortization expense decreased by approximately $0.6 million, or 13%, to approximately $4.5 million for the three months ended June 30, 2022, compared to approximately $5.1 million for the three months ended March 31, 2022. This decrease was the result of the Kodiak Sale discussed in Note 3 “Kodiak Sale,” which resulted in certain owned equipment being replaced with equipment leased from Kodiak Gas Services, LLC (the “Kodiak Sale”). Additionally, the A&R Gathering Agreement extended the expected life of the customer contract intangible asset which reduced the periodic amortization amount recognized by period.
Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense decreased approximately $0.9 million, or 6%, to approximately $14.6 million for the three months ended June 30, 2022 compared to approximately $15.5 million for the three months ended March 31, 2022. This decrease was the result of a decrease in the price of our common units which caused the Stonepeak Warrant value to decrease.
Earnings from equity investment. Earnings from equity investments decreased approximately $1.5 million to earnings of approximately $1.9 million for the three months ended June 30, 2022, compared to earnings of approximately $3.4 million for the three months ended March 31, 2022. The decrease in income was primarily the result of lower margins between the comparative periods.
Other expense, net. Other expense, net includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other expense for the three months ended June 30, 2022, was an approximate $0.1 million compared to other expense of approximately $0.7 million during the three months ended March 31, 2022. The expense for the three months ended March 31, 2022 was related to a reduction in the fair value of the Nuvve Holding Warrants to zero. For the three months ended June 30, 2022, the fair value of the Nuvve Holding Warrants remained at zero.
Income tax expense. Income tax expense was approximately $6.2 thousand for the three months ended June 30, 2022, compared to an expense of approximately $65.9 thousand for the three months ended March 31, 2022. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Results of Operations
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Variance
Revenues:
Gathering and transportation lease revenues	22,430	18,436	3,994	22%
Total revenues	22,430	18,436	3,994	22%
Expenses
Operating expenses
Transportation operating expenses	4,637	4,357	280	6%
General and administrative expenses	4,208	9,507	(5,299)	(56)%
Unit-based compensation expense	53	543	(490)	(90)%
Loss on sale of assets	4,408	—	4,408	100%
Depreciation and amortization	9,634	10,287	(653)	(6)%
Accretion expense	206	189	17	9%
Total operating expenses	23,146	24,883	(1,737)	(7)%
Other (income) expense
Interest expense, net	30,083	58,385	(28,302)	(48)%
Earnings from equity investment	(5,311)	(328)	(4,983)	NM	(a)
Other (income) expense	742	(801)	1,543	NM	(a)
Total other expenses	25,514	57,256	(31,742)	(55)%
Total expenses	48,660	82,139	(33,479)	(41)%
Loss before income taxes	(26,230)	(63,703)	37,473	(59)%
Income tax expense	72	3	69	NM	(a)
Loss from continuing operations	(26,302)	(63,706)	37,404	(59)%
Income (loss) from discontinued operations	—	1,105	(1,105)	(100)%
Net loss	$(26,302)	$(62,601)	$36,299	(58)%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues increased approximately $4.0 million, or 22%, to approximately $22.4 million for the six months ended June 30, 2022, compared to approximately $18.4 million for the same period in 2021. This increase was primarily the result of an increase in the rate charged for hydrocarbons transported on Western Catarina Midstream that were produced on non-dedicated Eastern Catarina acreage prior to the A&R Gathering Agreement and from the newly dedicated Eastern Catarina acreage under the A&R Gathering Agreement, effective as of April 1, 2022.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $0.3 million, or 6%, to approximately $4.6 million for the six months ended June 30, 2022 compared to approximately $4.4 million for the same period in 2021. This increase was primarily due to non-recurring maintenance as well as replacing previously owned equipment with leased equipment and rising costs for chemicals, labor, maintenance, tools and supplies as a result of recent inflation and ongoing supply chain constraints. This increase was slightly offset by a decrease in throughput.
General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $5.3 million, or 56%, to approximately $4.2 million for the six months ended June 30, 2022, compared to approximately $9.5 million for the same period in 2021. The decrease was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $4.2 million due to the volatility in the market price of our common units during the period. Additionally, we recorded approximately $1.9 million of bad debt expense during the six months ended June 30, 2021. These decreases were partially offset by additional professional fees surrounding the disputed rate charged on Western Catarina Midstream and the A&R Gathering Agreement.
Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.5 million, or 90%, to approximately $0.1 million for the six months ended June 30, 2022, compared to approximately $0.5 million for the same period in 2021.
Loss on sale of assets. The loss on sale of assets during the six months ended June 30, 2022, was approximately $4.4 million. The loss was the result of the sale of certain gathering and transportation equipment which was replaced with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Depreciation and amortization expense decreased by approximately $0.7 million, or 6% to approximately $9.6 million for the six months ended June 30, 2022, compared to approximately $10.3 million for the six months ended June 30, 2021. This decrease was the result of the Kodiak Sale. Additionally, the A&R Gathering Agreement extended the expected life of the customer contract intangible asset which reduced the amortization amount recognized by period.
Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense decreased approximately $28.3 million, or 48%, to approximately $30.1 million for the six months ended June 30, 2022 compared to approximately $58.4 million for the same period in 2021. This decrease was the result of the Class C Preferred Units discount becoming fully accreted at December 31, 2021. Cash interest expense for the six months ended June 30, 2022 was approximately $0.8 million compared to approximately $1.6 million for the same period in 2021. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.
Earnings from equity investment. Earnings from equity investments increased approximately $5.0 million to earnings of approximately $5.3 million for the six months ended June 30, 2022, compared to earnings of approximately $0.3 million for the same period in 2021. This increase was primarily the result of an increase in volumes between the comparative periods.
Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other expense for the six months ended June 30, 2022, was approximately $0.7 million compared to other income of approximately $0.8 million during the six months ended June 30, 2021. The primary reason for the change relates to the mark-to-market impact of the Nuvve Holding Warrants from a decrease in the Nuvve Holding stock price compared to an increase in the Nuvve Holding stock price during the six months ended June 30, 2021.
Income tax expense. Income tax expense was approximately $72.1 thousand for the six months ended June 30, 2022, compared to an expense of approximately $2.7 thousand for the same period in 2021. The increase in income tax expense resulted from an increase in taxable margin over the comparable periods.
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $2.4 million in cash and cash equivalents and $5.0 million available for borrowing under the Credit Agreement, as discussed further below. Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.
During the three and six months ended June 30, 2022, we paid approximately $0.4 million and approximately $0.8 million, respectively, in cash for interest on borrowings under our Credit Agreement. During the three and six months ended June 30, 2022, we recorded interest expense related to the Class C Preferred Units of approximately $14.4 million and $28.8 million, respectively, which are recorded in interest expense on the income statement. These are non-cash interest expense items.
Our capital expenditures during the six months ended June 30, 2022 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement, sale of certain non-commercial assets and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.
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
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of June 30, 2022, we had approximately $25.2 million of debt outstanding, comprised solely of the term loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of June 30, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through September 30, 2022. The maximum revolving credit amount is $5.0 million leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2022.
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
In addition, we are required to maintain the following financial covenants:
•current assets to current liabilities, excluding any current maturities of debt, of at least 1.0 to 1.0 at all times; and
•senior secured net debt to consolidated adjusted EBITDA for the last twelve months, as of the last day of any fiscal quarter, of not greater than 3.25 to 1.00.
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
At June 30, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
Sources of Debt and Equity Financing
As of June 30, 2022, we had approximately $25.2 million of debt outstanding under the Term Loan and no debt outstanding under the Revolving Loan, leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2022. Our Credit Agreement matures on September 30, 2023.
Operating Cash Flows
We had net cash flows provided by operating activities for the six months ended June 30, 2022 of approximately $25.3 million, compared to net cash flows provided by operating activities of approximately $20.6 million for the same period in 2021.
Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.
Investing Activities
We had net cash flows used in investing activities for the six months ended June 30, 2022, of approximately $0.6 million, which related to indirect costs of right of use assets offset by the proceeds from the Kodiak Sale.
We also had net cash flows provided by investing activities for the six months ended June 30, 2021, of approximately $15.4 million, substantially all of which were proceeds from the sale of oil and natural gas properties.
Financing Activities
Net cash flows used in financing activities was approximately $24.0 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we repaid borrowings of $24.0 million under our Credit Agreement.
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
As of June 30, 2022, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 30, 2021, Catarina Midstream, LLC, our wholly owned subsidiary (“Catarina Midstream”) initiated a non-administered arbitration against SN Catarina, LLC, a wholly owned subsidiary of Mesquite (“SN Catarina”), pursuant to the International Institute for Conflict Prevention & Resolution Non-Administered Arbitration Rules (the “Catarina Arbitration”), wherein Catarina Midstream asserted claims for declaratory judgment and breach of contract arising from the Tariff Short-Pay and SN Catarina’s refusal to pay the incremental infrastructure fee since July 2021.

Mesquite and SN Catarina initiated adversary proceeding 21-03931 (MI), against us and Catarina Midstream in the Bankruptcy Court (the “Mesquite Adversary”), wherein Mesquite and SN Catarina sought recharacterization of our 2015 acquisition of Catarina Midstream and its gathering system from Mesquite as a disguised financing. All disputed amounts were held in accounts receivable during the pendency of the Catarina Arbitration.
On May 27, 2022, in order to resolve the various claims, defenses, causes of action, and other disputes between and among SN Catarina, Catarina Midstream, Mesquite, the Partnership, our general partner, SP Holdings, and SN Operating LLC (“SN Operating,” collectively, with SN Catarina, Catarina Midstream, Mesquite, the Partnership, the General Partner, and SP Holdings, the “Settlement Parties”), including the Catarina Arbitration and the Mesquite Adversary, (i) the Settlement Parties entered into that certain Settlement Agreement (the “Settlement Agreement”); and (ii) Mesquite, SN Catarina, and SN Operating filed with the Bankruptcy Court a motion pursuant to Rule 9019 of the Bankruptcy Rules seeking the approval of the Settlement agreement on an expedited basis (the “9019 Motion”).
On June 7, 2022, we issued a press release announcing the Bankruptcy Court’s granting of the 9019 Motion and the issuance of the Approval Order (as defined in the Settlement Agreement). The Approval Order became final and non-appealable on June 21, 2022, thereby triggering the Effective Date (as defined in the Settlement Agreement) of the Settlement Agreement. In accordance with the terms of the Settlement Agreement, on June 23, 2022, Mesquite paid to us $10 million (the “Settlement Amount”).
On June 23, 2022, concurrently with the payment of the Settlement Amount, each of the Settlement Parties executed and delivered to each other Settlement Party that certain Mutual Release Agreement, which provides for, among other things, the release of any and all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, contracts, damages, judgments, claims, and demands whatsoever, in law or equity, known or unknown, asserted or unasserted, including, but not limited to, claims that were or could have been asserted through May 27, 2022, in each case with respect to the accounts receivable attributable to the Tariff Short-Pay or otherwise in connection with the Catarina Arbitration or the Mesquite Adversary.
On June 23, 2022, as a result of the occurrence of the Effective Date and concurrently with the payment of the Settlement Amount, we and Mesquite executed and delivered to each other that certain Assignment Agreement, pursuant to which, among other things, we assigned to Mesquite any claims of the Partnership arising out of or related to the conduct alleged in Sanchez Oil & Gas Corp., et al. v. Terra Energy Partners LLC, et al., Cause No. 2016-18909 (Dist. Ct., Harris County, Texas, 11th Jud’l Dist.).
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
Inflation could result in higher costs and decreased profitability.
Recent inflation, including increases in energy rates, prices for chemicals, additives and fuel and other costs, has adversely impacted us. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be delayed or capped as a result of our contracts as well as the competitive industry and economic conditions in which we operate. Accordingly, substantial inflation may have a material adverse impact on our costs, profitability and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously discussed, on May 20, 2022, pursuant to the terms of the Stonepeak Letter Agreement, we issued 24,721,910 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2022. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 7 to Warrant Exercisable for Junior Securities, dated May 2, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 29, 2022, File No. 001-33147).

10.2
Settlement Agreement, dated May 27, 2022, by and among SN Catarina, LLC, Catarina Midstream, LLC, Mesquite Energy, Inc., Evolve Transition Infrastructure LP, Evolve Transition Infrastructure GP LLC, SP Holdings, LLC, and SN Operating, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 31, 2022, File No. 001-33147).

10.3
Amended and Restated Firm Gathering and Processing Agreement, dated May 27, 2022, by and between SN Catarina, LLC, and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 31, 2022, File No. 001-33147).

10.4
Letter Agreement, dated May 27, 2022, by and between SN Catarina, LLC, and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 31, 2022, File No. 001-33147).

10.5
Mutual Release Agreement, effective as of May 27, 2022, by and among Mesquite Energy, Inc., SN Catarina, LLC, SN Operating LLC, Evolve Transition Infrastructure LP, Catarina Midstream, LLC, Evolve Transition Infrastructure GP LLC and SP Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on June 28, 2022, File No. 001-33147).

10.6
Assignment Agreement, dated June 23, 2022, by and between Evolve Transition Infrastructure LP and Mesquite Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on June 28, 2022, File No. 001-33147).

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
___________________________________________

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Evolve Transition Infrastructure LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolve Transition Infrastructure LP

By: Evolve Transition Infrastructure GP LLC, its general partner

Date: August 10, 2022	By	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)