Form 10-Q
period 2022-09-30
Evolve Transition Infrastructure LP
filed 2022-11-14
CIK 1362705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common units outstanding as of November 10, 2022: approximately 197,864,414 common units.

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

•“SEC” means the United States Securities and Exchange Commission.
•“Settlement Agreement” means that certain Settlement Agreement, dated as of May 27, 2022, by and among SN Catarina, LLC, Catarina Midstream, LLC, Mesquite, the Partnership, our general partner, SP Holdings and SN Operating, LLC.
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
•“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 4, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 4, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 4, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”); (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); (vii) at all times from February 1, 2022 to May 2, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, and Amendment No. 6 thereto, dated February 1, 2022 (“Warrant Amendment 6”); and (viii) at all times from May 2, 2022 to August 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, and Amendment No. 7 thereto, dated May 2, 2022 (“Warrant Amendment 7”); (ix) at all times from August 1, 2022 to September 30, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, and Amendment No. 8 thereto, dated August 1, 2022 (“Warrant Amendment 8”).

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Gathering and transportation lease revenues	$6,969	$16,868	$29,399	$35,304
Total revenues	6,969	16,868	29,399	35,304
Expenses
Operating expenses
Transportation operating expenses	2,306	2,065	6,943	6,421
General and administrative expenses	2,078	4,460	6,286	13,964
Unit-based compensation expense	—	206	53	749
Loss on sale of assets	—	—	4,408	—
Depreciation and amortization	4,425	5,143	14,059	15,430
Accretion expense	106	98	312	287
Total operating expenses	8,915	11,972	32,061	36,851
Other (income) expense
Interest expense, net	14,466	31,141	44,550	89,525
Loss (earnings) from equity investment	(377)	1,734	(5,688)	1,406
Other (income) expense	(45)	687	697	(114)
Total other expenses	14,044	33,562	39,559	90,817
Total expenses	22,959	45,534	71,620	127,668
Loss before income taxes	(15,990)	(28,666)	(42,221)	(92,364)
Income tax expense (benefit)	24	(19)	96	(17)
Loss from continuing operations	(16,014)	(28,647)	(42,317)	(92,347)
Income from discontinued operations	—	187	—	1,289
Net loss	$(16,014)	$(28,460)	$(42,317)	$(91,058)
Net loss per unit
Common units - Basic and Diluted	$(0.10)	$(0.34)	$(0.30)	$(1.45)
Weighted Average Units Outstanding
Common units - Basic and Diluted	167,250,537	84,338,011	142,085,393	62,599,574
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,824	$1,675
Accounts receivable	2,428	19,466
Prepaid expenses	639	629
Fair value of warrants	—	664
Deferred lease incentive	1,122	—
Total current assets	7,013	22,434
Gathering and transportation assets, net	88,898	98,235
Intangible assets, net	109,490	118,329
Equity investments	14,513	20,198
Deferred lease incentive, net	10,093	—
Right of use assets, net	6,399	1,428
Other non-current assets	75	75
Total assets	$236,481	$260,699

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,776	$3,225
Accounts payable and accrued liabilities - related entities	14,413	12,869
Royalties payable	359	359
Short-term debt, net of debt issuance costs	21,679	8,841
Class C Preferred Units	397,387	397,387
Short-term lease liabilities	2,232	391
Current liabilities from discontinued operations	79	79
Total current liabilities	438,925	423,151
Other liabilities
Long term accrued liabilities - related entities	7,725	10,215
Asset retirement obligation	5,012	4,700
Long-term debt, net of discount and debt issuance costs	—	39,488
Long-term lease liabilities	3,214	782
Other liabilities	7,306	7,483
Total other liabilities	23,257	62,668
Total liabilities	462,182	485,819
Commitments and contingencies (See Note 12)
Partners’ deficit
Common units, 197,864,414 and 124,448,646 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	(225,701)	(225,120)
Total partners’ deficit	(225,701)	(225,120)
Total liabilities and partners’ deficit	$236,481	$260,699
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,317)	$(91,058)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	5,220	5,777
Amortization of debt issuance costs	380	828
Accretion of Class C discount	—	37,671
Accretion expense	312	360
Distributions from equity investments	11,671	11,946
Equity earnings in affiliate	(5,688)	1,406
Bad debt expense	—	(1,926)
(Gain) loss on sale of assets	4,408	(537)
Mark-to-market on Stonepeak Warrant	(152)	10,234
Net cash settlements received on commodity derivative contracts	—	101
(Gain) loss on Nuvve Holding Warrants	664	(160)
Unit-based compensation	77	2,291
Amortization of deferred lease incentive	373	—
Amortization of intangible assets	8,839	10,093
Changes in operating assets and liabilities:
Accounts receivable	5,448	(5,161)
Prepaid expenses	(10)	(99)
Other assets	—	118
Accounts payable and accrued liabilities	40,263	42,588
Other long-term liabilities	(24)	338
Net cash provided by operating activities	29,464	24,810
Cash flows from investing activities:
Initial direct costs of right of use assets	(954)	—
Proceeds from sales of oil and natural gas properties	—	15,721
Proceeds from sale of gathering and transportation assets	500	—
Construction of gathering and transportation assets	(533)	(41)
Contributions to equity affiliates	(298)	(232)
Net cash provided by (used in) investing activities	(1,285)	15,448
Cash flows from financing activities:
Repayment of debt	(32,000)	(61,800)
Draw on revolving loan	5,000	5,500
Issuance of common units	—	17,051
Payments for offering costs	—	(582)
Debt issuance costs	(30)	(742)
Net cash used in financing activities	(27,030)	(40,573)
Net decrease in cash and cash equivalents	1,149	(315)
Cash and cash equivalents, beginning of period	1,675	1,718
Cash and cash equivalents, end of period	$2,824	$1,403
Non-cash investing and financing activities:
ROU assets and operating lease obligations recognized including adjustments	$5,522	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$4	$139
Cash paid during the period for interest	$1,122	$2,184
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	Common Units		Total Capital
	Units	Amount
Partners’ Deficit, December 31, 2021	124,448,646	$(225,120)	$(225,120)
Unit-based compensation programs	—	76	76
Common units issued as Class C Preferred distributions	24,502,356	12,869	12,869
Net loss	—	(9,732)	(9,732)
Partners' Deficit, March 31, 2022	148,951,002	(221,907)	(221,907)
Common units issued as Class C Preferred distributions	24,721,910	14,377	14,377
Net loss	—	(16,570)	(16,570)
Partners' Deficit, June 30, 2022	173,672,912	(224,100)	(224,100)
Unit-based compensation programs	(3,251,136)	—	—
Common units issued as Class C Preferred distributions	27,442,638	14,413	14,413
Net loss	—	(16,014)	(16,014)
Partners' Deficit, September 30, 2022	197,864,414	$(225,701)	$(225,701)

	Common Units		Total Capital
	Units	Amount
Partners’ Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	1,511,138	1,879	1,879
Common units issued as Class C Preferred distributions	34,720,360	25,685	25,685
Net loss	—	(34,805)	(34,805)
Partners' Deficit, March 31, 2021	56,185,378	(160,785)	(160,785)
Unit-based compensation programs	—	206	206
Issuance of common units, net of offering costs of $0.3 million	8,774,888	6,720	6,720
Common units issued as Class C Preferred distributions	13,763,249	12,869	12,869
Net loss	—	(27,796)	(27,796)
Partners' Deficit, June 30, 2021	78,723,515	(168,786)	(168,786)
Unit-based compensation programs	—	206	206
Issuance of common units, net of offering costs of $0.2 million	9,728,854	9,753	9,753
Common units issued as Class C Preferred distributions	8,012,850	12,869	12,869
Net loss	—	(28,460)	(28,460)
Partners' Deficit, September 30, 2021	96,465,219	$(174,418)	$(174,418)
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
Liquidity and Going Concern

The Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt regarding our ability to continue as a going concern. The Credit Agreement matures September 30, 2023 and our ability to continue as a going concern is contingent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to the Partnership’s ability to continue as a going concern. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
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

Information related to the upstream oil and natural gas assets sold have been reflected in the condensed consolidated financial statements as discontinued operations. The following table presents the results of operations and the gain on disposal which has been included in discontinued operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenues
Natural gas sales	$—	$255
Oil sales	5	3,241
Natural gas liquid sales	—	182
Total revenues	5	3,678
Expenses
Operating expenses
Lease operating expenses	20	1,797
Production taxes	—	160
Gain on sale of assets	(203)	(537)
Depreciation, depletion and amortization	—	439
Accretion expense	—	73
Total operating expenses	(183)	1,932
Income before income taxes	188	1,746
Income tax expense	1	457
Income from discontinued operations	$187	$1,289
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
During the three and nine months ended September 30, 2022, we recognized revenue of approximately $7.0 million and $29.4 million, respectively, under ASC 842. Mesquite accounted for 100% of total revenue for the three and nine months ended September 30, 2022. We are highly dependent upon Mesquite as our only customer.
During the three and nine months ended September 30, 2022, we did not record any revenue under ASC 606. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”

Contract Balances
At September 30, 2022 and December 31, 2021, our accounts receivable were approximately $2.3 million and $19.1 million, respectively, under ASC 842.
On May 27, 2022, but effective as of April 1, 2022, we entered into the A&R Gathering Agreement, a related side letter agreement and the Settlement Agreement (collectively the “Settlement Documents”). We accounted for the Settlement Documents as a single contract modification of the Original Gathering Agreement under the contract combination guidance in ASC 842.
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
Amortization of the deferred A&R Gathering Agreement lease incentive for the three and nine months ended September 30, 2022, was approximately $0.3 million and $0.4 million, respectively. This amortization is recorded as a reduction to gathering and transportation lease revenues in our condensed consolidated statements of operations.
Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At September 30, 2022 and December 31, 2021, our accounts receivables from contracts with customers was zero.
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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Fair Value Measurements at September 30, 2022
	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$—	$—	$—
Other liabilities
Stonepeak Warrant	—	(7,045)	—	(7,045)
Total	$—	$(7,045)	$—	$(7,045)
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
As of September 30, 2022 and December 31, 2021, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.
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

Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6 “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets. As of September 30, 2022, the Nuvve Holding Warrants fair value was determined to be zero.
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
Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of September 30, 2022 and December 31, 2021, the fair value of the earnout was determined to be zero.
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
The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Beginning fair value of warrants	$664	$—
Net gain (loss) on warrants	(664)	664
Ending fair value of warrants	$—	$664
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
The Credit Agreement is a current liability that matures on September 30, 2023. We expect to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us.
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of September 30, 2022, we had approximately $22.2 million of debt outstanding, comprised solely of the Term Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of September 30, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through December 31, 2022. The maximum revolving credit amount is $5.0 million leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2022.
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

At September 30, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan and we expect these quarterly amortizing payments will be made from our operating cash flows and other capital resources. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.
Debt Issuance Costs
As of September 30, 2022 and December 31, 2021, our unamortized debt issuance costs were approximately $0.5 million and $0.6 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended September 30, 2022 and 2021 was approximately $0.1 million and $0.3 million, respectively. Amortization of debt issuance costs recorded during the nine months ended September 30, 2022 and 2021 was approximately $0.4 million and $0.8 million, respectively.
8. GATHERING AND TRANSPORTATION ASSETS
Gathering and transportation assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Gathering and transportation assets
Midstream assets	$181,795	$188,952
Less: Accumulated depreciation and impairment	(92,897)	(90,717)
Total gathering and transportation assets, net	$88,898	$98,235
Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.
Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization of gathering and transportation assets	$1,688	$1,778	$5,220	$5,337
Amortization of intangible assets	2,737	3,365	8,839	10,093
Total depreciation and amortization	$4,425	$5,143	$14,059	$15,430
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
The following table is a reconciliation of changes in ARO for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Asset retirement obligation, beginning balance	$4,700	$4,313
Accretion expense	312	387
Asset retirement obligation, ending balance	$5,012	$4,700
Additional AROs increase the liability associated with new oil and natural gas wells and other facilities as these obligations are incurred. Abandonments of oil and natural gas wells and other facilities reduce the liability for AROs. During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2021, obligations were relieved as part of the Palmetto Divestiture and the Maverick Divestitures.
10. INTANGIBLE ASSETS
Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of September 30, 2022 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Western Catarina gathering system. The Western Catarina gathering system (“Western Catarina Midstream”) is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the 15-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through Western Catarina Midstream, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 15-year life of the agreement.
Amortization expense for the nine months ended September 30, 2022 and 2021 was approximately $8.8 million and $10.1 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Beginning balance	$118,329	$131,786
Amortization	(8,839)	(13,457)
Ending balance	$109,490	$118,329
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
As of September 30, 2022, the Partnership had paid approximately $124.7 million for its investment in the Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of the Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended September 30, 2022, the Partnership recorded earnings of approximately $0.7 million in equity investments from the Carnero JV, which was offset by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the nine months ended September 30, 2022, the Partnership recorded earnings of approximately $6.6 million in equity investments from the Carnero JV, which was partially offset by approximately $0.9 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $11.7 million were received during the nine months ended September 30, 2022.
Summarized financial information of unconsolidated entities is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Sales	$93,307	$78,026
Total expenses	82,064	74,662
Net income	$11,243	$3,364
12. COMMITMENTS AND CONTINGENCIES
As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of September 30, 2022. For the nine months ended September 30, 2022, we made no payments to Mesquite related to the earnout.
13. RELATED PARTY TRANSACTIONS
Please read the disclosures under the headings “Relationship with Stonepeak,” “Relationship with Mesquite,” “Relationship with SP Holdings” and “Shared Services Agreement” in Note 14 “Related Party Transactions” of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete description of certain related party transactions that were entered into prior to 2022. Indirect costs billed by SP Holdings in connection with the Shared Services Agreement are recorded as general and administrative expenses. For the nine months ended September 30, 2022 and 2021, indirect costs were recorded as a credit of approximately $2.5 million and as an expense of approximately $4.8 million, respectively.
14. UNIT-BASED COMPENSATION
The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the nine months ended September 30, 2022 is presented in the following table:

	Number of Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2021	4,254,082	$1.24
Returned/Cancelled	(661,248)	1.18
Outstanding at September 30, 2022	3,592,834	$1.25
In August 2022, 661,248 units were returned to the LTIP due to the departure of an officer of our general partner.
As of September 30, 2022, 21,009,694 common units remained available for future issuance to participants under the LTIP.
The Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan (the “Inducement Plan”) allows for grants of restricted common units. During the nine months ended September 30, 2022, 2,589,888 restricted common units were forfeited and returned to the Inducement Plan, no restricted common units were issued under the Inducement Plan and vesting is dependent upon certain performance conditions being met. As of September 30, 2022, there are 2,589,888 common units available for issuance to participants under the Inducement Plan.

Number of Common Units
Outstanding at December 31, 2021	14,100,000
Returned/Cancelled	(2,589,888)
Outstanding at September 30, 2022	11,510,112
15. PARTNERS’ DEFICIT
Outstanding Units
As of September 30, 2022, we had 36,474,436 Class C Preferred Units outstanding and 197,864,414 common units outstanding which included 3,592,834 unvested restricted common units issued under the LTIP.
Common Unit Issuances
We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs. As of September 30, 2022, we have not redeemed any Class C Preferred Units and, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of September 30, 2022, the number of units to be issued under the Shared Services Agreement is 18,479,407. At September 30, 2022, the value of these units was approximately $7.7 million and is recorded on the condensed consolidated balance sheet in long term accrued liabilities - related entities.
Class C Preferred Units
On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Original Warrant in a private placement transaction (the “Exchange”).
The holders of the Class C Preferred Units receive a quarterly distribution of 14.0% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units (as defined in our partnership agreement). Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our condensed consolidated statements of operations. As of January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash. As of September 30, 2022, no Class C Preferred Units have been redeemed. During the nine months ended September 30, 2022 and 2021, we recorded non-cash interest expense related to the Class C Preferred Units of approximately $43.2 million and $76.3 million, respectively, which are recorded in interest expense on the income statement.
The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheet consisting of the following (in thousands):

	September 30, 2022	December 31, 2021
Class C Preferred Units, beginning balance	$397,387	$345,205
Accretion of discount	—	52,182
Class C Preferred Units, ending balance	$397,387	$397,387
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
The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units related to the periods indicated.

Three Months Ended	Class C Preferred Distribution of Common Units	Date of Distribution
September 30, 2020	22,274,869	February 1, 2021
December 31, 2020	12,445,491	February 25, 2021
March 31, 2021	13,763,249	May 20, 2021
June 30, 2021	8,012,850	August 20, 2021
September 30, 2021	10,832,186	November 22, 2021
December 31, 2021	24,502,356	February 22, 2022
March 31, 2022	24,721,910	May 20, 2022
June 30, 2022	27,442,638	August 22, 2022
Stonepeak Warrant
On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Original Warrant, which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheet. Changes in the fair value of the Stonepeak Warrant are charged to interest expense in our condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, we recorded a benefit of approximately $0.2 million and an expense of approximately $10.2 million, respectively related to the Stonepeak Warrant.
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
16. VARIABLE INTEREST ENTITIES
The Partnership’s investment in the Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from the Carnero JV is limited to the capital investment of approximately $14.5 million.

As of September 30, 2022, the Partnership had invested approximately $124.7 million in the Carnero JV and no debt has been incurred by the Carnero JV. We have included this VIE in equity investments on our condensed consolidated balance sheet.
Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Acquisitions, earnout and capital investments	$128,781	$128,483
Earnings in equity investments	(17,930)	(23,618)
Distributions received	(96,338)	(84,667)
Maximum exposure to loss	$14,513	$20,198
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
18. SUBSEQUENT EVENTS
On October 28, 2022, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2022 in common units. The aggregate distribution of 27,442,638 common units (the “Q322 Stonepeak Units”) is payable to Stonepeak Catarina following satisfaction of certain issuance conditions, including, among other things, the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Q322 Stonepeak Units.
Following the issuance of the Q322 Stonepeak Units, Stonepeak will own (i) 200,107,218 common units, representing approximately 80.3% of the issued and outstanding common units, (ii) all of the issued and outstanding Class C Preferred Units, (iii) the Warrant, (iv) the non-economic general partner interest in us, and (v) all of our incentive distribution rights. As previously disclosed, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer (as defined below), Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates (“limited call right”). As Stonepeak will hold more than 80% of our outstanding common units following the issuance of the Q322 Stonepeak Units, Stonepeak will be able to cause our general partner to exercise its limited call right at any time after Stonepeak transfers all of the common units held by it to our general partner or a controlled affiliate of our general partner (the “Stonepeak LCR Transfer”). Notwithstanding the foregoing, Stonepeak has informed us that they have no current intention to cause our general partner to exercise its limited call right or take any other actions in furtherance thereof, such as completion of the Stonepeak LCR Transfer. For additional information regarding risks associated with the limited call right please see “Part II, Item 1A. Risk Factors—Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.”

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
Developments during the Quarter Ended September 30, 2022
Amended and Restated Executive Services Agreement
On September 2, 2022, our general partner entered into an Amended and Restated Executive Services Agreement (the “Executive Services Agreement”) with Charles C. Ward, Chief Financial Officer and Secretary of our general partner, which was approved by the Board on September 1, 2022.
Stonepeak Letter Agreement Election; Warrant Amendment 8
On July 29, 2022, we received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2022 in common units. The aggregate distribution of 27,442,638 common units was made to Stonepeak Catarina on August 22, 2022, following the satisfaction of certain issuance conditions.
On August 1, 2022, in connection with Stonepeak’s election above, we entered into Warrant Amendment 8 with Stonepeak Catarina to exclude from the Stonepeak Warrant 4,116,396 common units issuable under the Sanchez Production Partners LP Long-Term Incentive Plan.
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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2022	2022	2022	2021
Net loss	$(16,014)	$(16,570)	$(42,317)	$(91,058)
Adjusted by:
Interest expense, net	14,466	14,572	44,550	89,525
Income tax expense	24	6	96	440
Depreciation and amortization	4,425	4,495	14,059	15,430
Accretion expense	106	104	312	287
(Gain) loss on sale of assets	—	2,200	4,408	(537)
Unit-based compensation expense	—	—	53	749
Unit-based asset management fees	(897)	(1,137)	(2,489)	4,793
Distributions in excess of equity earnings	(377)	8,192	4,720	14,459
(Gain) loss on mark-to-market activities	—	—	664	(160)
Adjusted EBITDA	$1,733	$11,862	$24,056	$33,928
Significant Operational Factors
Throughput
The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2022	2022	2022	2021
Western Catarina Midstream:
Oil (MBbl/d)	4.2	4.5	4.6	5.8
Natural gas (MMcf/d)	62.9	65.2	65.0	76.8
Water (MBbl/d)	—	—	0.6	1.9
Subsequent Events
On October 28, 2022, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2022 in common units. The aggregate distribution of 27,442,638 common units (the “Q322 Stonepeak Units”) is payable to Stonepeak Catarina following satisfaction of certain issuance conditions, including, among other things, the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Q322 Stonepeak Units.
Following the issuance of the Q322 Stonepeak Units, Stonepeak will own (i) 200,107,218 common units, representing approximately 80.3% of the issued and outstanding common units, (ii) all of the issued and outstanding Class C Preferred Units, (iii) the Warrant, (iv) the non-economic general partner interest in us, and (v) all of our incentive distribution rights. As previously disclosed, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer (as defined below), Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates (“limited call right”). As Stonepeak will hold more than 80% of our outstanding common units following the issuance of the Q322 Stonepeak Units, Stonepeak will be able to cause our general partner to exercise its limited call right at any time after Stonepeak transfers all of the common units held by it to our general partner or a controlled affiliate of our general partner (the “Stonepeak LCR Transfer”). Notwithstanding the foregoing, Stonepeak has informed us that they have no current intention to cause our general partner to exercise its limited call right or take any other actions in furtherance thereof, such as completion of the Stonepeak LCR Transfer. For additional information regarding risks associated with the limited call right please see “Part II, Item 1A. Risk Factors—Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.”
Results of Operations
Three months ended September 30, 2022 compared to three months ended June 30, 2022
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,	June 30,
	2022	2022	Variance
Revenues:
Gathering and transportation lease revenues	$6,969	$7,330	$(361)	(5)%
Total revenues	6,969	7,330	(361)	(5)%
Expenses
Operating expenses
Transportation operating expenses	2,306	2,530	(224)	(9)%
General and administrative expenses	2,078	1,828	250	14%
Loss on sale of assets	—	2,200	(2,200)	(100)%
Depreciation and amortization	4,425	4,495	(70)	(2)%
Accretion expense	106	104	2	2%
Total operating expenses	8,915	11,157	(2,242)	(20)%
Other (income) expense
Interest expense, net	14,466	14,572	(106)	(1)%
Earnings from equity investment	(377)	(1,920)	1,543	(80)%
Other (income) expense	(45)	85	(130)	NM	(a)
Total other expenses	14,044	12,737	1,307	10%
Total expenses	22,959	23,894	(935)	(4)%
Loss before income taxes	(15,990)	(16,564)	574	(3)%
Income tax expense	24	6	18	NM	(a)
Net loss	$(16,014)	$(16,570)	$556	(3)%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $0.4 million or 5%, to approximately $7.0 million for the three months ended September 30, 2022, compared to approximately $7.3 million for the three months ended June 30, 2022. This decrease was primarily the result of a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $0.2 million, or 9%, to approximately $2.3 million for the three months ended September 30, 2022 compared to approximately $2.5 million for the three months ended June 30, 2022. This decrease was due to a decrease in non-recurring maintenance as well as a decrease in throughput.
General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses increased by approximately $0.3 million, or 14%, to approximately $2.1 million for the three months ended September 30, 2022 compared to approximately $1.8 million for the three months ended June 30, 2022. The increase was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $0.2 million due to volatility in the market price of our common units during the period.
Loss on sale of assets. The loss on sale of assets decreased by approximately $2.2 million, or (100)%, for the three months ended September 30, 2022 compared to approximately $2.2 million the three months ended June 30, 2022. The loss was the result of the sale of certain gathering and transportation equipment during the second quarter of 2022 which was replaced with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended September 30, 2022 compared to the three months ended June 30, 2022.
Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense decreased approximately $0.1 million, or 1%, to approximately $14.5 million for the three months ended September 30, 2022 compared to approximately $14.6 million for the three months ended June 30, 2022.
Earnings from equity investment. Earnings from equity investments decreased approximately $1.5 million, or 80%, to earnings of approximately $0.4 million for the three months ended September 30, 2022, compared to earnings of approximately $1.9 million for the three months ended June 30, 2022. The decrease in income was primarily the result of a decrease in throughput.
Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other income for the three months ended September 30, 2022, was approximately $45.0 thousand compared to other expense of approximately $85.0 thousand during the three months ended June 30, 2022. The increase in income was primarily the result of the reduction in deficiency fees between the periods.
Income tax expense. Income tax expense was approximately $24.1 thousand for the three months ended September 30, 2022, compared to an expense of approximately $6.2 thousand for the three months ended June 30, 2022. The increase in income tax expense resulted from an increase in taxable margin over the comparable periods.

Results of Operations
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Variance
Revenues:
Gathering and transportation lease revenues	$29,399	$35,304	$(5,905)	(17)%
Total revenues	29,399	35,304	(5,905)	(17)%
Expenses
Operating expenses
Transportation operating expenses	6,943	6,421	522	8%
General and administrative expenses	6,286	13,964	(7,678)	(55)%
Unit-based compensation expense	53	749	(696)	(93)%
Loss on sale of assets	4,408	—	4,408	100%
Depreciation and amortization	14,059	15,430	(1,371)	(9)%
Accretion expense	312	287	25	9%
Total operating expenses	32,061	36,851	(4,790)	(13)%
Other (income) expense
Interest expense, net	44,550	89,525	(44,975)	(50)%
Loss (earnings) from equity investment	(5,688)	1,406	(7,094)	NM	(a)
Other (income) expense	697	(114)	811	NM	(a)
Total other expenses	39,559	90,817	(51,258)	(56)%
Total expenses	71,620	127,668	(56,048)	(44)%
Loss before income taxes	(42,221)	(92,364)	50,143	(54)%
Income tax (benefit) expense	96	(17)	113	NM	(a)
Loss from continuing operations	(42,317)	(92,347)	50,030	(54)%
Income (loss) from discontinued operations	—	1,289	(1,289)	(100)%
Net loss	$(42,317)	$(91,058)	$48,741	(54)%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $5.9 million, or 17%, to approximately $29.4 million for the nine months ended September 30, 2022, compared to approximately $35.3 million for the same period in 2021. This decrease was primarily the result of a decrease in the tariff charged for hydrocarbons transported on Eastern Catarina under the A&R Gathering Agreement, effective as of April 1, 2022, as well as a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $0.5 million, or 8%, to approximately $6.9 million for the nine months ended September 30, 2022 compared to approximately $6.4 million for the same period in 2021. This increase was primarily due to non-recurring maintenance as well as replacing previously owned equipment with leased equipment and rising costs for chemicals, labor, maintenance, tools and supplies as a result of recent inflation and ongoing supply chain constraints. This increase was slightly offset by a decrease in throughput.
General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $7.7 million, or

55%, to approximately $6.3 million for the nine months ended September 30, 2022, compared to approximately $14.0 million for the same period in 2021. The decrease was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $7.3 million due to the volatility in the market price of our common units during the period. Additionally, we recorded approximately $1.9 million of bad debt expense during the nine months ended September 30, 2021. These decreases were partially offset by additional professional fees surrounding the disputed rate charged on Western Catarina Midstream and the A&R Gathering Agreement.
Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.7 million, or 93%, to approximately $0.1 million for the nine months ended September 30, 2022, compared to approximately $0.7 million for the same period in 2021.
Loss on sale of assets. The loss on sale of assets during the nine months ended September 30, 2022, was approximately $4.4 million. The loss was the result of the sale of certain gathering and transportation equipment which was replaced with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to 15 years for equipment and up to 36 years for gathering facilities. Depreciation and amortization expense decreased by approximately $1.4 million, or 9% to approximately $14.1 million for the nine months ended September 30, 2022, compared to approximately $15.4 million for the nine months ended September 30, 2021. This decrease was the result of the Kodiak Sale. Additionally, the A&R Gathering Agreement extended the expected life of the customer contract intangible asset which reduced the amortization amount recognized by period.
Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense decreased approximately $45.0 million, or 50%, to approximately $44.6 million for the nine months ended September 30, 2022 compared to approximately $89.5 million for the same period in 2021. This decrease was the result of the Class C Preferred Units discount becoming fully accreted at December 31, 2021. Cash interest expense for the nine months ended September 30, 2022 was approximately $1.1 million compared to approximately $2.2 million for the same period in 2021. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.
Loss (earnings) from equity investment. Earnings from equity investments increased approximately $7.1 million to earnings of approximately $5.7 million for the nine months ended September 30, 2022, compared to losses of approximately $1.4 million for the same period in 2021. This increase was primarily the result of an increase in throughput between the comparative periods.
Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other expense for the nine months ended September 30, 2022, was approximately $0.7 million compared to other income of approximately $0.1 million during the nine months ended September 30, 2021. The primary reason for the change relates to the mark-to-market impact of the Nuvve Holding Warrants from a decrease in the Nuvve Holding stock price compared to an increase in the Nuvve Holding stock price during the nine months ended September 30, 2021.
Income tax (benefit) expense. Income tax expense was approximately $96.2 thousand for the nine months ended September 30, 2022, compared to a benefit of approximately $16.6 thousand for the same period in 2021. The increase in income tax expense resulted from an increase in taxable margin over the comparable periods.
Liquidity and Capital Resources
As of September 30, 2022, we had approximately $2.8 million in cash and cash equivalents and $5.0 million available for borrowing under the Credit Agreement, as discussed further below. Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.
During the three and nine months ended September 30, 2022, we paid approximately $0.3 million and approximately $1.1 million, respectively, in cash for interest on borrowings under our Credit Agreement. During the three and nine months ended September 30, 2022, we recorded interest expense related to the Class C Preferred Units of approximately

$14.4 million and $43.2 million, respectively, which are recorded in interest expense on the income statement. These are non-cash interest expense items.
Our capital expenditures during the nine months ended September 30, 2022 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement, sale of certain non-commercial assets and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.
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
The Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt regarding our ability to continue as a going concern. The Credit Agreement matures September 30, 2023 and our ability to continue as a going concern is contingent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity.
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of September 30, 2022, we had approximately $22.2 million of debt outstanding, comprised solely of the term loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan of (i) $3.0 million per fiscal quarter commencing with the quarter ending December 31, 2021, and (ii) $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of September 30, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through December 31, 2022. The maximum revolving credit amount is $5.0 million leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2022.
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
At September 30, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
Sources of Debt and Equity Financing
As of September 30, 2022, we had approximately $22.2 million of debt outstanding under the Term Loan and no debt outstanding under the Revolving Loan, leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2022. Our Credit Agreement matures on September 30, 2023.
Operating Cash Flows
We had net cash flows provided by operating activities for the nine months ended September 30, 2022 of approximately $29.5 million, compared to net cash flows provided by operating activities of approximately $24.8 million for the same period in 2021.
Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.
Investing Activities
We had net cash flows used in investing activities for the nine months ended September 30, 2022, of approximately $1.3 million, which related to indirect costs of right of use assets offset by the proceeds from the Kodiak Sale.
We also had net cash flows provided by investing activities for the nine months ended September 30, 2021, of approximately $15.4 million, substantially all of which were proceeds from the sale of oil and natural gas properties.
Financing Activities
Net cash flows used in financing activities was approximately $27.0 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we repaid borrowings of $27.0 million under our Credit Agreement.

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
As of September 30, 2022, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The policies disclosed included the accounting for oil and natural gas properties, oil and natural gas reserve quantities, revenue recognition and hedging activities. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer and the Principal Financial Officer of the general partner of SNMP have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of November 10, 2022, Stonepeak owned (i) 169,615,398 common units, representing approximately 77.6% of our outstanding common units, (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Warrant that entitled Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.
Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and completes the Stonepeak LCR Transfer (as defined below), Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates (the “limited call right”). Following the distribution of common units to Stonepeak on November 21, 2022, Stonepeak will hold more than 80% of our outstanding common units and, as a result, the limited call right could be exercised at any time following the completion of the Stonepeak LCR Transfer. Stonepeak would effect any such exercise by first transferring all of the common units held by it to our general partner or a controlled affiliate of our general partner (the “Stonepeak LCR Transfer”) and then causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of the limited call right. Furthermore, there is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units, including common units issued pursuant to the Stonepeak Letter Agreement or as a result of the termination or renegotiation of the Shared Services Agreement, and then exercising its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.
In a liquidation, the preferential rights of the holder of our Class C Preferred Units could result in common unitholders losing their entire investment.
Pursuant to our partnership agreement, if an event giving rise to the liquidation of the Partnership occurs prior to all of the Class C Preferred Units being redeemed, then the Class C Preferred Units preferential rights require that the capital account for any holder of any Class C Preferred Units is first allocated items of income, gain, loss and deduction until each such holder’s capital account in respect of each Class C Preferred Unit is equal to 100% of the liquidation preference with respect to such Class C Preferred Unit. Such liquidation preference is equal to $11.29 plus all accrued and unpaid distributions. As of June 30, 2022, as disclosed in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the Securities and Exchange Commission on August 10, 2022 (the “Q2 10-Q”), the current liability associated with the Class C Preferred Units was approximately $397.4 million. As a result, if a liquidation of the Partnership were to occur, the holders of Class C Preferred Units would have to receive approximately $397.4 million prior to common unitholders receiving anything. The condensed consolidated balance sheets of the Partnership included in the Q2 10-Q disclose total assets of approximately $241.5 million, approximately $155.9 million less than the current liability associated with the Class C Preferred Units. As a result, based upon the financial information included in the Q2 10-Q, if a liquidation of the Partnership were to occur, the common units would have zero equity value and common unitholders would lose their entire investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously discussed, on August 22, 2022, pursuant to the terms of the Stonepeak Letter Agreement, we issued 27,442,638 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2022. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the exhibit index below and are incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 8 to Warrant Exercisable for Junior Securities, dated August 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 1, 2022, File No. 001-33147).

10.2
Amended and Restated Executive Services Agreement, dated September 2, 2022, by and between Charles C. Ward and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on September 2, 2022, File No. 001-33147).

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

Evolve Transition Infrastructure LP

	By:	Evolve Transition Infrastructure GP LLC, its general partner

Date: November 14, 2022	By:	/s/ Charles C. Ward
Charles C. Ward
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)