Form 10-K
period 2022-12-31
Evolve Transition Infrastructure LP
filed 2023-03-27
CIK 1362705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                 .
Commission File Number 001-33147
________________________________________
Evolve Transition Infrastructure LP
(Exact Name of Registrant as Specified in Its Charter)
________________________________________

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
________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of Evolve Transition Infrastructure LP common units held by non-affiliates as of June 30, 2022 was approximately $14,097,297 based upon the NYSE American closing price as of such date.
Common units outstanding on March 24, 2023: 231,032,052 common units.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

COMMONLY USED DEFINED TERMS
As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context indicates or otherwise requires, the following terms have the following meanings:
•“2022 Settlement Agreement” means that certain Settlement Agreement, dated as of May 27, 2022, by and among SN Catarina, LLC, Catarina Midstream, LLC, Mesquite, the Partnership, our general partner, SP Holdings and SN Operating, LLC.
•“Bankruptcy Court” means that United States Bankruptcy Court for the Southern District of Texas, Houston Division.
•“Bbl” means one barrel of 42 U.S. gallons of oil.
•“Board” means the board of directors of our general partner.
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
•“GAAP” means U.S. generally accepted accounting principles.
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
•“GHGs” mean greenhouse gases.
•“MBbl/d” means one thousand barrels of oil or other liquid hydrocarbons per day.
•“Mesquite” means (i) at all times prior to June 30, 2020, Sanchez Energy Corporation and its consolidated subsidiaries, and (ii) at all times after and including June 30, 2020, Mesquite Energy, Inc. and its consolidated subsidiaries.

•“MMBtu” means one million British thermal units.
•“MMcf/d” means one million cubic feet of natural gas per day.
•“NGLs” means natural gas liquids such as ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
•“NYSE American” means NYSE American LLC.
•“Operational Services Agreement” means that certain Services Agreement, effective as of November 1, 2020, between the Partnership, SEP Holdings IV, LLC, Catarina Midstream, LLC, SECO Pipeline and SNMP Services.
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
•“SNMP Services” means SNMP Services Inc., our wholly owned subsidiary which provides payroll, human resources, employee benefits and other consulting services to us and our subsidiaries.
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
•“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 3, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 3, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 3, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”); (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); (vii) at all times from February 1, 2022 to May 2, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, and Amendment No. 6 thereto, dated February 1, 2022 (“Warrant Amendment 6”); and (viii) at all times from May 2, 2022 to August 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, and Amendment No. 7 thereto, dated May 2, 2022 (“Warrant Amendment 7”); (ix) at all times from August 1, 2022 to December 28, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, and Amendment No. 8 thereto, dated August 1, 2022 (“Warrant Amendment 8”); and (x) at all times after December 28, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, Warrant Amendment 8, and Amendment No. 9 thereto, dated December 28, 2022 (“Warrant Amendment 9”).

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
•our ability to successfully meet our future funding obligations in connection with HOBO Renewable Diesel LLC’s (“HOBO”) initial project, should we elect to fund such obligations, and in connection with the Levo JV (as defined in Note 6 “Derivative and Financial Instruments”);
•we are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could result in even further reductions in the trading price and liquidity of our common units, which could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all;
•changes in general economic conditions, including market and macro-economic disruptions resulting from (i) recent inflation increases, (ii) ongoing supply chain disruptions, (iii) impacts of world health events, including the coronavirus (“COVID-19”) pandemic, and (iv) escalating global trade tensions and the conflict between Russia and Ukraine;
•the possibility of cyber and malware attacks;
•the ability of our customers to meet their drilling and development plans on a timely basis, or at all, and perform under gathering, processing and other agreements;
•the creditworthiness and performance of our counterparties, including financial institutions, operating partners, customers and other counterparties;
•our ability to extend, replace or refinance our Credit Agreement;
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
•the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and
•the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in this Form 10-K and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or other public filings with the SEC.
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

PART I
Item 1. Business
The following section generally provides disclosure regarding business developments during the year ended December 31, 2022. Discussion of prior period business developments that are not included in this Form 10-K can be found in “Part I, Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.
Overview
We are a publicly-traded limited partnership formed in 2005 focused on the acquisition, development, and ownership of infrastructure critical to the transition of energy supply to lower carbon sources. We own natural gas gathering systems, pipelines, and processing facilities in South Texas and continue to pursue energy transition infrastructure opportunities. We are managed by our general partner, which is owned by a subsidiary of Stonepeak Catarina. Our common units are currently listed on the NYSE American under the symbol “SNMP.”
Business Developments during the Year Ended December 31, 2022
2022 Settlement Agreement
On May 27, 2022, SN Catarina, LLC (“SN Catarina”), Catarina Midstream, LLC (“Catarina Midstream”), Mesquite, the Partnership, our general partner, SP Holdings, and SN Operating LLC (“SN Operating,” collectively, with SN Catarina, Catarina Midstream, Mesquite, the Partnership, our general partner, and SP Holdings, the “Settlement Parties”) entered into the 2022 Settlement Agreement in order to resolve the various claims, defenses, causes of action, and other disputes between and among the Settlement Parties, including with respect to (i) the non-administered arbitration initiated by Catarina Midstream on August 30, 2021 against SN Catarina pursuant to the International Institute for Conflict Prevention & Resolution Non-Administered Arbitration Rules (the “Catarina Arbitration”), and (ii) adversary proceeding 21-03931 (MI) initiated by Mesquite and SN Catarina on October 15, 2021 (“collectively, the “Mesquite Plaintiffs”) against the Partnership and Catarina Midstream in the Bankruptcy Court (the “Mesquite Adversary”).
In the Catarina Arbitration, Catarina Midstream asserted claims for declaratory judgment and breach of contract arising from SN Catarina’s failure to pay increased tariff rates for interruptible throughput volumes from Eastern Catarina and its refusal to pay the incremental infrastructure fee since July 2021. Catarina Midstream also sought its attorneys’ fees, costs, and pre- and post-judgment interest from SN Catarina. SN Catarina filed a counterclaim against Catarina Midstream alleging Catarina Midstream’s June 24, 2021 tariff rate increase, and its two prior tariff rate increases under the Gathering Agreement, constituted breaches of contract. SN Catarina also alleged that Catarina Midstream’s continued addition of the incremental infrastructure fee on a month-to-month basis after March 31, 2018 constituted an additional breach of the Gathering Agreement. SN Catarina sought declaratory and injunctive relief, monetary damages, and attorneys’ fees and costs.
In the Mesquite Adversary, the Mesquite Plaintiffs sought recharacterization of the Catarina Transaction (as defined below under “—Midstream Business— Catarina Gathering System”) as a disguised financing and claimed that SN Catarina was the legal owner of the Catarina Gathering System (as defined below under “—Midstream Business— Catarina Gathering System”) and demanded its return. The Mesquite Plaintiffs also asserted various claims for constructive and actual fraudulent transfer arising from (1) the Catarina Transaction; (2) payments made by SN Catarina to Catarina Midstream under the Gathering Agreement after Catarina Midstream increased tariff rates for interruptible throughput volumes from the eastern portion (“Eastern Catarina”) of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas; and (3) payments made by SN Catarina to Catarina Midstream for the incremental infrastructure fee under the Gathering Agreement amendment and on a month-to-month basis by mutual agreement of the parties after the amendment’s expiration. The Mesquite Plaintiffs sought declaratory relief related to the recharacterization claim as well as avoidance of the alleged constructive and actual fraudulent transfers and recovery of the amounts transferred to Catarina Midstream.
Pursuant to the 2022 Settlement Agreement, the Settlement Parties agreed, among other things, to the following actions and agreements effective as of May 27, 2022: (i) to promptly and diligently seek a stay of all deadlines and proceedings in both the Catarina Arbitration and the Mesquite Adversary, in each case, pending the effectiveness of releases to be executed by each Settlement Party and delivered to each other Settlement Party within five (5) days after the effective date of the Approval Order, such releases including customary releases providing for, among other things, the release of any and all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, contracts, damages, judgments, claims, and demands whatsoever, in law or equity, known or unknown, asserted or unasserted, including, but not limited to claims that were or could have been asserted through May 27, 2022, in each case with respect to the accounts receivable attributable to the Tariff Short-Pay or otherwise in connection with the Catarina Arbitration or the Mesquite Adversary (the “Releases”), (ii) that the Tolling Period (as defined in the 2022 Settlement Agreement) shall not be included in computing any statute of limitations or statute of repose for any claim or cause of action subject to the Releases (the “Tolled Claims”), nor will the Tolling Period be considered in support of other listed defenses in the 2022 Settlement Agreement, including lawsuits or actions involving Tolled Claims, and (iii) concurrently with the execution of the 2022 Settlement Agreement, SN Catarina and SN Operating filed with the Bankruptcy Court a motion pursuant to Rule 9019 of the Bankruptcy Rules (the “9019 Motion”) seeking the approval (the “Approval Order”) of the 2022 Settlement Agreement, including the Releases included therein, on an expedited basis. The Bankruptcy Court granted the 9019 Motion and issued of the Approval Order on June 7, 2022, and the Approval Order became final and non-appealable on June 21, 2022.
On June 23, 2022, in accordance with the terms of the 2022 Settlement Agreement, (i) Mesquite paid $10 million to the Partnership, (ii) each of the Settlement Parties executed and delivered to each other Settlement Party the Releases, (iii) the Partnership and Mesquite executed and delivered to each other an assignment agreement, in the form attached as Exhibit B to the 2022 Settlement Agreement, pursuant to which the Partnership assigned to Mesquite any claims of the Partnership arising out of or related to the conduct alleged in Sanchez Oil & Gas Corp., et al. v. Terra Energy Partners LLC, et al., Cause No. 2016-18909 (Dist. Ct., Harris County, Texas, 11th Jud’l Dist.), and (iv) the Settlement Parties sign and submit stipulations of dismissal, or such other documents as may be required, to effectuate dismissal of the Catarina Arbitration and the Mesquite Adversary with prejudice.
Amended and Restated Firm Gathering and Processing Agreement
On the May 27, 2022, Catarina Midstream and SN Catarina entered into that certain Amended and Restated Firm Gathering and Processing Agreement (the “A&R Gathering Agreement”). The A&R Gathering Agreement amends and restates in its entirety the Gathering Agreement. The A&R Gathering Agreement provides for, among other things, (i) a new dedication of Eastern Catarina, whereas only the western portion of such acreage (“Western Catarina”) was dedicated under the Gathering Agreement, (ii) different established gathering and processing fee rates for existing production on Western Catarina or Eastern Catarina consistent with rates charged and paid until June 2021 as well as new rates for new production from the Dedicated Acreage (as defined in the A&R Gathering Agreement) or from the Subject Wells (as defined in the A&R Gathering Agreement), and (iii) new obligations with respect to pressure limitations at certain measurement points attributable to SN Catarina or Catarina Midstream and with respect to FL&U (as defined in the A&R Gathering Agreement). The A&R Gathering Agreement provided to the Partnership the payment of amounts equaling approximately $5 million from Mesquite. The extension of the Partnership’s previous firm gathering and processing agreement with Mesquite and provision of a separate rate for new production in Mesquite’s Catarina acreage solidifies the Partnership’s commercial position regarding its current gathering and processing operations with Mesquite.
Gathering Agreement Side Letter
On May 27, 2022, concurrently with the execution of the A&R Gathering Agreement, Catarina Midstream and SN Catarina also entered into a side letter agreement (the “Gathering Agreement Side Letter”), pursuant to which SN Catarina agreed to (i) seek dismissal with prejudice of the proceeding initiated by SN Catarina and SN Operating, LLC with the Texas Railroad Commission on February 18, 2022, (ii) make a one-time payment to Catarina Midstream of $4,443,248, and (iii) pay an amount equal to $687,333 representing the difference between the amount paid by SN Catarina for services for the month of April 2022 and the amount that is due under the terms of the A&R Gathering Agreement.
Kodiak Sale
On each of March 11, 2022, and May 9, 2022, we entered into a purchase and sale agreements with Kodiak Gas Services, LLC, pursuant to which we sold to Kodiak natural gas compression equipment, which resulted in certain owned equipment being replaced with equipment leased from Kodiak (the “Kodiak Sale”). The Kodiak Sale followed our entrance into a gas compression agreement with Kodiak on November 9, 2021 (the “Kodiak Compression Agreement”).
Subsequent Events
Termination of Chief Executive Officer and Director and Chief Operating Officer
Effective March 15, 2023, the Board terminated Randall Gibbs, the Chief Executive Officer of our general partner, and Michael Keuss, the President and Chief Operating Officer of our general partner. The terminations of Messrs. Gibbs and Keuss were each without “Cause,” as such term is defined in each of the Executive Services Agreements, each dated November 3, 2021, between our general partner and each of Messrs. Gibbs and Keuss, respectively. SP Holdings, the sole member of our general partner, also removed Mr. Gibbs from his position on the Board effective as of March 15, 2023. The removal of Mr. Gibbs from his position on the Board was not the result of any disagreement with the Partnership, the Board or our general partner.
Appointment of Interim Chief Executive Officer
On March 15, 2023, the Board appointed Charles C. Ward, the current Chief Financial Officer and Secretary of our general partner, to serve as the Interim Chief Executive Officer of our general partner, in addition to continuing as Chief Financial Officer and Secretary. Mr. Ward’s appointment as Interim Chief Executive Officer was effective on the March 15, 2023. As a result of Mr. Ward’s appointment as Interim Chief Executive Officer, Mr. Ward will be designated as both our principal executive officer and our principal financial officer.
Amended Executive Agreement
In connection with Mr. Ward’s appointment as the Interim Chief Executive Officer of our general partner, our general partner and Mr. Ward entered into that certain Second Amended and Restated Executive Services Agreement, effective as of March 15, 2023 (the “Amended Executive Agreement”), which was approved by the Board on March 10, 2023 and amends and restates the Amended and Restated Executive Services Agreement, between Mr. Ward and our general partner, dated as of September 2, 2022 (the “Ward Executive Agreement”).
The Amended Executive Agreement, among other things, provides for Mr. Ward’s appointment as the Interim Chief Executive Officer of our general partner on a temporary basis and amends the definition of “Good Reason” to establish that “Good Reason” will not include (whether pursuant to the Ward Executive Agreement or the Amended Executive Agreement) Mr. Ward’s appointment to the position of Interim Chief Executive Officer, or the replacement of Mr. Ward as Interim Chief Executive Officer with a permanent President and Chief Executive Officer; provided that Mr. Ward continues to serve as the Chief Financial Officer and Secretary of our general partner following the appointment of a permanent President and Chief Executive Officer.
First Amendment to Framework Agreement
On February 17, 2023, we and HOBO entered into the First Amendment to the Framework Agreement (the “Framework Amendment”). The Framework Amendment, among other things, (i) provides that the Partnership will pay the Initial Development Fee (as defined in the Framework Agreement) if the Partnership is in its sole discretion satisfied and elects to proceed with the Initial Project (as defined in the Framework Agreement); (ii) amended the termination provisions to provide for immediate termination following notice by either the Partnership or HOBO from and after June 1, 2023; (iii) removed the exclusivity period; and (iv) removed certain HOBO information reporting requirements.
Stonepeak Election
On February 10, 2023, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended December 31, 2022 in Class C Preferred PIK Units. The aggregate distribution of 1,276,605 Class C Preferred PIK Units was paid on February 28, 2023 to holders of record on February 20, 2023.

Our Relationship with Stonepeak
Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units. As of March 24, 2023, Stonepeak owns (i) 200,202,635 common units, representing approximately 78.5% of our total 254,893,417 outstanding common units (the common unit amounts include 23,861,365 common units Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant), (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner. SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. As a result of the foregoing, Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board.
Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and transfers all of the common units held by it to our general partner or a controlled affiliate of our general partner (the “Stonepeak LCR Transfer”), Stonepeak will be able to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates (the “limited call right”). During the period from December 28, 2022 to March 15, 2023, Stonepeak held more than 80% of our outstanding common units. As of the date of this Form 10-K Stonepeak holds approximately 76.3% of our common units. If Stonepeak holds more than 80% of our common units at any point following the date of this Form 10-K, Stonepeak will be able to cause our general partner to exercise the limited call right at any time after Stonepeak completes the Stonepeak LCR Transfer by causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of our general partner’s limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Exchange Act.
Stonepeak Catarina is indirectly managed by Stonepeak Partners LP, a leading North American infrastructure private equity firm (“Stonepeak Partners”). Stonepeak Partners’ significant infrastructure and midstream energy expertise and deep financial resources are reflected in over $53 billion of assets under management, with investments to date including, among others, preferred and common interests in the Partnership, MPLX LP and Plains All American Pipeline, L.P. We believe that, as a result of Stonepeak’s significant ownership interest in us, Stonepeak is incentivized to support and promote our business plan and to encourage us to pursue projects that enhance the overall value of our business. While our relationship with Stonepeak is a significant strength, it is also a source of potential risks and conflicts. Please read “Part I, Item 1A. Risk Factors—Risks Inherent in an Investment in Our Common Units” and “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Business Strategy
Our primary business objective is to create long-term value by generating stable and predictable cash flows that allow us to reduce the amount of our indebtedness and pursue energy transition infrastructure opportunities. We plan to achieve this objective by executing the following business strategy:
•grow our business through the acquisition and development of infrastructure critical to the transition of energy supply to lower carbon sources;
•pursue organic investments in our existing operating areas to support growth;
•pursue strategic relationships with third-party producers and other companies with operations in the area in which we operate in order to maximize the utilization of our midstream facilities or provide other revenue-generating services; and

•maintain financial flexibility and a strong capital structure.
Midstream Business
Our midstream business primarily consists of the following assets described below: the Catarina Gathering System, the Carnero Gathering Line and the Raptor Plant owned by the Carnero JV and the Seco Pipeline. All of our midstream assets are located in the Eagle Ford Shale in South Texas.
Catarina Gathering System
Our primary asset is a gathering system (the “Catarina Gathering System”), which is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas (such net acreage is collectively referred to herein as “Mesquite’s Catarina Asset,” and the western portion of such net acreage is individually referred to herein as “Western Catarina”). The Catarina Gathering System consists of approximately 160 miles of gathering pipelines, four main processing and gathering facilities, including stabilizers, storage tanks, dehydration units, and other related assets in Western Catarina, which are located in Dimmit and Webb counties in Texas, and services upstream production from Mesquite’s Catarina Asset. We lease gas compression units from Kodiak pursuant to the Kodiak Compression Agreement. The gathering lines range in diameter from four to twelve inches, with a capacity of 200 MMcf/d for natural gas, and 40 MBbl/d for crude oil and NGLs. There are four main gathering and processing facilities, which includes eight stabilizers of 5,000 Bbls/d, approximately 25,000 Bbls of storage capacity, pressurized storage for NGLs, approximately 15,000 horsepower of compression and approximately 300 MMcf/d of dehydration capacity. The average age of the Catarina Gathering System assets is approximately ten years, and such assets have an average expected life of approximately 19 additional years. The Catarina Gathering System is currently used solely to support the gathering, processing and transportation of natural gas, NGLs and crude oil produced by Mesquite from Mesquite’s Catarina Asset, for which Mesquite pays us gathering and processing fees pursuant to the Gathering Agreement. The Catarina Gathering System has oil interconnects with the Plains All American Pipeline, L.P. header system delivered to the Gardendale terminal, and to all four takeaway pipelines to Corpus Christi, and natural gas interconnects with Kinder Morgan Inc., Energy Transfer Operating, L.P. and Targa Resources Corp.
During the year ended December 31, 2022 Mesquite transported average daily production through the Catarina Gathering System of approximately 4.5 MBbls/d of oil, 63.5 MMcf/d of natural gas and 0.5 MBbls/d of water.
Carnero JV
We own a 50% equity interest in Carnero G&P LLC (“Carnero JV”), which is our joint venture with Targa Resources Corp. (NYSE:TRGP) (“Targa”). Carnero JV owns and Targa operates the following assets: (i) the 200 MMcf/d cryogenic natural gas processing plant located in Bee County, Texas (“Silver Oak II Plant”), (ii) the 260 MMcf/d cryogenic natural gas processing plant located in La Salle County, Texas (the “Raptor Plant”), and (iii) 45 miles of high pressure natural gas gathering pipelines with a design limited (without compression) of 400 MMcf/d (the “Carnero Gathering Line”) which connect the Catarina Gathering System to nearby pipelines and the Raptor Plant. Mesquite and its working interest partners dedicated over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties in Texas (such acreage is collectively referred to herein as “Mesquite’s Comanche Asset”) to the Carnero JV pursuant to a long-term firm gas gathering and processing agreement.
Seco Pipeline
We own and operate a 30-mile natural gas pipeline with a 400 MMcf/d capacity that is designed and used to transport dry gas from the Raptor Plant to multiple markets in South Texas (the “Seco Pipeline”). The Seco Pipeline has an expected life of approximately 40 years and provides upstream producers with optionality to southern gas markets and creates the potential to export natural gas to premium priced markets in Mexico. From September 1, 2017 to February 12, 2020, we utilized the Seco Pipeline to provide transportation services to Mesquite pursuant to a firm transportation service agreement (the “Seco Pipeline Transportation Agreement”). Mesquite terminated the Seco Pipeline Transportation Agreement on February 12, 2020 and, since such termination, we have not contracted with a customer for transportation on the Seco Pipeline or utilized the pipeline other than transportation of de minimis volumes required to comply with requirements under certain of our rights-of-way. Our management team is actively pursuing new opportunities to contract with new customers or find other utilizations for the Seco Pipeline.

Title to Properties
Title to the Catarina Gathering System and the Seco Pipeline assets are either owned in fee or derived from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license that is held by us or to the title to any material lease, easement, right-of-way, permit or lease we own, and we believe that we have satisfactory title to all of the material leases, easements, rights-of-way, permits and licenses with respect to all Catarina Gathering System and Seco Pipeline assets.
Marketing and Major Customers
Mesquite accounted for 100% of our total revenue for the year ended December 31, 2022. We are highly dependent upon Mesquite as our most significant customer, and we expect to derive a substantial portion of our revenue from Mesquite for the foreseeable future. Accordingly, we are indirectly subject to the business risks of Mesquite. Any development that materially and adversely affects Mesquite’s operations or financial condition could have a material adverse impact on us. For additional information on the risks associated with our reliance on Mesquite, please read “Part I, Item 1A. Risk Factors.”
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
The natural gas gathering, compression, treating and transportation business is very competitive. Upon such time that we seek to obtain customers in addition to Mesquite for the Catarina Gathering System, our competitors will include other midstream companies, producers and intrastate and interstate pipelines. Competition for volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies.
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
•limit or prohibit activities on lands lying within wilderness, wetlands and other protected areas; and
•require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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
Gathering services, which may occur upstream of transmission service subject to FERC jurisdiction, are regulated by the states. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Our purchasing and gathering operations are subject to ratable take and common purchaser statutes in the State of Texas. The ratable take statute generally requires gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, the common purchaser statute generally requires gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport gas.

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
The Energy Policy Act of 2005 (“EPAct 2005”), amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by the FERC, and furthermore provides the FERC with additional civil penalty authority. The EPAct 2005 provided the FERC with the power to assess increased daily civil penalties for violations of the NGA and the Natural Gas Policy Act (“NGPA”), which currently are approximately $1.5 million per day per violation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. In Order No. 670, the FERC promulgated rules implementing the anti-market manipulation provision of the EPAct 2005. The rules make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to: (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction.
Pipeline Safety Regulation
Our natural gas and hazardous liquids pipelines are subject to the regulations of the United States Department of Transportation (“DOT”), Pipeline and Hazardous Materials Safety Administration (“PHMSA”), promulgated pursuant to the federal pipeline safety laws, 49 U.S.C. §§ 60101 et seq., and comparable state statutes. These regulations have been adopted and incorporated by reference by the Texas Railroad Commission (“TRRC”), which has assumed pipeline safety oversight authority for intrastate pipeline systems in Texas under an annual certification to PHMSA. TRRC has also adopted certain additional and/or more stringent safety standards applicable to intrastate pipeline systems in Texas.
PHMSA and TRRC regulations prescribe minimum safety standards for the design, installation, inspection, testing, construction, operation, replacement, and maintenance of pipeline facilities, including those used for the transportation of natural gas, crude oil and other petroleum products, including natural gas liquids (NGLs) and condensate. Operators of regulated pipeline systems, including gathering lines, are required to comply with these safety standards, to permit access to and allow copying of records, and to make certain reports and provide information as required by the Secretary of Transportation and appropriate state authorities.
Among the pipeline safety standards adopted by TRRC and incorporated into the Texas pipeline safety program are PHMSA regulations that require gas and hazardous liquid pipeline operators to implement integrity management programs for certain pipelines, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact high consequence areas (HCAs);
•improve data collection, integration and analysis;
•repair and remediate pipelines as necessary; and

•implement preventive and mitigating actions.
Furthermore, PHMSA regulations incorporate by reference the American Petroleum Institute Standard 653 (“API 653”) as the industry standard for the inspection, repair, alteration and reconstruction of storage tanks. API 653 requires regularly scheduled inspection and repair of such tanks. These periodic tank maintenance requirements may result in significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our storage tanks.
Federal and state laws set forth potential fines and penalties for violations of applicable pipeline safety laws and regulations. We believe that we are in compliance in all material respects with applicable federal and state pipeline safety laws and regulations. We also do not anticipate any significant difficulty in complying with applicable state laws and regulations (including federal regulations that are incorporated by reference). Our pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.
We have incorporated existing applicable requirements into our programs by the required regulatory deadlines and are continually incorporating the new requirements into procedures and budgets. We expect to incur increasing regulatory compliance costs, based on the intensification of the regulatory environment and increases in the stringency of applicable pipeline safety regulations as outlined below (see “Risks Related to Regulatory Compliance”). In addition to regulatory changes, costs may be incurred when there is an accidental release of a commodity gathered on our system, or a regulatory inspection that identifies a deficiency in our required programs.
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
We believe that we are in substantial compliance with existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements should not have a material adverse impact on our financial condition and results of operations. As of December 31, 2021, we had no accrued environmental obligations. We are not aware of any environmental issues or claims that will require material capital expenditures or that will otherwise have a material impact on our financial position or results of operations. However, we cannot predict how future environmental laws and regulations may impact our operations, and therefore, cannot provide assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial condition, results of operations or cash flows.
Human Capital
Headcount
We do not have any employees. Pursuant to the terms of the Operational Services Agreement, our subsidiary SNMP Services provides us and certain of our subsidiaries, including SEP IV, Catarina Midstream and SECO Pipeline, LLC, with payroll, human resources, employee benefits and other consulting services we mutually agree upon with SNMP Services. As of March 24, 2023, twelve (12) employees were employed by SNMP Services with their primary function being to provide services for us, all of which were full-time employees. None of SNMP Services’ employees are subject to a collective bargaining agreement. When we refer to “our employees” in this Form 10-K we are referring the SNMP Services’ employees. Our success is due in large part to the skills, experience and dedication of such employees.
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
Item 1A. Risk Factors
Summary of Risk Factors
The following summary outlines our Risk Factors, which we have grouped into risk categories. These summarized Risk Factors should be read in conjunction with the detailed Risk Factors that follow:
Risks Related to Our Energy Transition Infrastructure Business
•We can provide no assurance that we will be successful in implementing our energy transition infrastructure business due to competition and other factors, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business.
•We may be unable to fund our future capital requirements related to the Levo JV and the HOBO Transaction.

Risks Related to Our Midstream Business
•Mesquite accounts for the majority of our total revenue in general and all of our revenue relating to the operation of our midstream business, as a result, any development that materially and adversely affects Mesquite’s business, financial condition, cash flows or results of operations could have a material and adverse impact on us.
•All of our midstream assets are located in the Eagle Ford Shale in Texas, making us vulnerable to risks associated with operating in one major geographic area.
•Distributions we receive from Carnero JV may fluctuate from quarter to quarter, which could adversely affect our cash flows and ability to pay our payables timely.
•As a non-operator, our development of successful operations relies extensively on third-parties, including Mesquite and Targa, which could adversely affect our business, financial condition and results of operations
Risks Related to Financing and Credit Environment
•Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.
•Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants.
•We may not be able to extend, replace or refinance our Credit Agreement on terms reasonably acceptable to us, or at all, which could materially and adversely affect our business, liquidity, cash flows and prospects.
Risks Related to Our Cash Distributions
•You will not receive cash distributions on your common units until we are able to redeem 100% of the outstanding Class C Preferred Units, as a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.
•Our Credit Agreement restricts us from paying any distributions on our outstanding common units.
Risks Related to Regulatory Compliance
•Increased regulation of hydraulic fracturing could result in reductions or delays in the production of natural gas, NGLs and oil by Mesquite, which could reduce the throughput on our facilities and adversely impact our revenues.
Risks Inherent in an Investment in Our Common Units
•In a liquidation, the preferential rights of the holder of our Class C Preferred Units could result in common unitholders losing their entire investment.
•We are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could result in even further reductions in the trading price and liquidity of our common units, which could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.
•Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.
•Stonepeak Catarina and its affiliates, including our general partner, will have conflicts of interest with us. They will not owe any fiduciary duties to us or our common unitholders, but instead will owe us and our common unitholders limited contractual duties, and they may favor their own interests to the detriment of us and our other common unitholders.

•Our partnership agreement replaces our general partner’s fiduciary duties to our common unitholders with contractual standards governing its duties.
•We are able to issue additional units without common unitholder approval, which would dilute unitholder interests.
Tax Risks
•The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
•Our common unitholders’ share of our income will be taxable to them even if they do not receive any cash distributions from us. You will not receive cash distributions on your common units until we are able to redeem 100% of the outstanding Class C Preferred Units, as a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.
Other Risks
•The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
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
We are currently pursuing energy transition infrastructure opportunities and while we have entered into a Framework Agreement (as amended by the Framework Amendment, the “Framework Agreement”) with HOBO to pursue the development of renewable fuels facilities and completed the formation of Levo Mobility LLC (“Levo”), a joint venture with Nuvve Holding Corp. and Stonepeak Rocket Holdings LP, (such joint venture, “the Levo JV”) we have not developed any project in connection with this business strategy. We can provide no assurance that we will be successful in implementing our energy transition infrastructure business, which could limit our ability to grow and extend our dependence on Mesquite and our midstream business. Moreover, we may fail to realize the anticipated benefit of the Levo JV, any project under the Framework Agreement, which can be terminated in June 2023, or any acquisition we make. Furthermore, if we do make acquisitions, we may be unable to integrate businesses we acquire effectively. Finally, to the extent that Stonepeak, SP Holdings or our general partner are successful in pursuing energy transition opportunities, there is no guarantee that such opportunities will be offered to us. Please read “—Risks Inherent in an Investment in Our

Common Units—Our general partner and its affiliates, including SP Holdings and Stonepeak Catarina, may not allocate corporate opportunities to us.”
We may be unable to fund our future capital requirements related to the Levo JV and the HOBO Transaction.
Upon completion of certain milestones or execution of specific contracts, we will be asked to provide capital to fulfill our funding and reimbursement obligations in connection with the Levo JV. Additionally, upon completion of certain milestones related to the Initial Project (as defined in the Framework Agreement), we will have the option, in our sole discretion, to provide funding related to the transactions contemplated by the Framework Agreement (the “HOBO Transaction”). If we cannot provide capital for such opportunities from cash on hand or borrowings under our Credit Agreement, we may need to raise additional funds through the issuance of securities, including equity, debt or a combination of both. Additional financing may not be available to us on favorable terms, or at all. If we are unable to access the capital markets and other adequate financing is not available to us on acceptable terms, we may be unable to fund these capital requirements, which could adversely affect our business and limit our ability to expand and grow.
Risks Related to Our Midstream Business
Mesquite accounts for the majority of our total revenue in general and all of our revenue relating to the operation of our midstream business, as a result, any development that materially and adversely affects Mesquite’s business, financial condition, cash flows or results of operations could have a material and adverse impact on us.
Mesquite is our most significant customer and accounted for 100% of our total revenue for the year ended December 31, 2022. We are dependent on Mesquite as our only current customer for utilization of the Catarina Gathering System. In addition, Mesquite is the primary customer for utilization of the Carnero Gathering Line and the Raptor Plant. We expect that a majority of revenues relating to these assets will be derived from Mesquite for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Mesquite’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows could have a material and adverse impact on us. Accordingly, we are indirectly subject to the business risks of Mesquite, including, among others:
•a reduction in or slowing of Mesquite’s development program, especially on Mesquite’s Catarina Asset, which would directly and adversely impact demand for our gathering and processing services;
•a decline in the price of natural gas, NGLs or oil, which have been extremely volatile prior to, and during the pendency of, the COVID-19 pandemic;
•Mesquite’s ability to finance its operations and development activities;
•the availability of capital on an economic basis to fund Mesquite’s exploration and development activities;
•Mesquite’s ability to replace reserves;
•Mesquite’s drilling and operating risks, including potential environmental liabilities;
•transportation capacity restraints and interruptions;
•adverse effects of governmental and environmental regulation; and
•losses from pending or future litigation.
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
We have no control over Mesquite’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our facilities or the rate at which production from a well declines. We have no control over Mesquite or other producers or their development plan decisions, which are affected by, among other things:
•the availability and cost of capital;
•prevailing and projected prices for natural gas, NGLs and oil;
•demand for natural gas, NGLs and oil;
•levels of reserves;
•geologic considerations;
•environmental or other governmental regulations, including the availability and maintenance of drilling permits and the regulation of hydraulic fracturing; and
•the costs of producing natural gas, NGLs and oil and the availability and costs of drilling rigs and other equipment.
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
Interruptions in operations at our facilities or facilities that Targa operates on behalf of Carnero JV may adversely affect our business, financial condition, cash flows and results of operations.
Any significant interruption at any of our facilities or the facilities that Targa operates on behalf of Carnero JV, or in our ability or Targa’s ability on behalf of Carnero JV, as applicable, to gather, treat or process natural gas, NGLs and oil, would adversely affect our business, financial condition, cash flows and results of operations. Operations at impacted facilities could be partially or completely shut down, temporarily or permanently, as a result of circumstances not within our control, such as:
•unscheduled turnarounds or catastrophic events at physical plants or pipeline facilities;
•restrictions imposed by governmental authorities or court proceedings;
•labor difficulties that result in a work stoppage or slowdown;
•a disruption or decline in the supply of resources necessary to operate a facility;
•damage to facilities resulting from natural gas, NGLs and oil that do not comply with applicable specifications; and

•inadequate transportation or market access to support production volumes, including lack of availability of pipeline capacity.
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
We may not be able to attract material third-party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by (i) certain rights Mesquite has under applicable agreements and, with respect to the Catarina Gathering System, the fact that a substantial portion of the capacity of the facility will be necessary to service Mesquite’s production and development and completion schedule, (ii) the current nature of our facilities, (iii) our desire to provide services pursuant to fee-based contracts and (iv) the existence of current and future dedications to other gatherers by potential third-party customers. As a result, we may not have the capacity or ability to provide services to third parties, or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.
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
We do not intend to obtain independent evaluations of reserves of natural gas, NGLs and oil reserves connected to the Catarina Gathering System on a regular or ongoing basis; therefore, in the future, volumes of natural gas, NGLs and oil on the gathering system could be less than we anticipate.
We have not obtained and do not intend to obtain independent evaluations of the reserves of natural gas, NGLs and oil, including those of Mesquite, connected to the Catarina Gathering System on a regular or ongoing basis. Moreover, even if we did obtain independent evaluations of the reserves of natural gas, NGLs and oil connected to the Catarina Gathering System, such evaluations may prove to be incorrect. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs.
Accordingly, we may not have accurate estimates of total reserves dedicated to the Catarina Gathering System or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to the Catarina Gathering System are less than we anticipate and we are unable to secure additional sources of natural gas, NGLs and oil, it could adversely affect our business, financial condition, cash flows and results of operations.
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
Distributions we receive from Carnero JV may fluctuate from quarter to quarter, which could adversely affect our cash flows and ability to pay our payables timely.
We received approximately $11.7 million in cash from Carnero JV in the form of distributions during the year ended December 31, 2022. Targa, as the operator of Carnero JV, has certain rights which permit it to affect the amount and timing of distributions to us. For example, Targa has certain discretion with regard to cash reserves and working capital adjustments that may cause the amount of our distributions to fluctuate from quarter-to-quarter. Fluctuations in the amount and timing of distributions from Carnero JV could adversely affect our cash flows and ability to pay our payables timely, including required payments under the Credit Agreement.
Our participation in joint ventures exposes us to liability or harm to our reputation resulting from failures by our joint venture partners.
We and Targa are jointly and severally liable for all liabilities and obligations of Carnero JV. If Targa fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for Targa’s shortfall. Further, if we are unable to adequately address Targa’s performance issues, Mesquite, the main customer on the facilities, may terminate its agreements with us, which could result in legal liability to us, harm our reputation and reduce cash flows generated from the Carnero Gathering Line and the Raptor Plant.
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

We do not own the land on which the Catarina Gathering System or the Seco Pipeline is located, which could have a material adverse effect on our business, results of operations and financial condition.
We do not own the land on which the Catarina Gathering System or the Seco Pipeline is located, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We currently have certain rights to construct and operate our pipelines on land owned by third parties for a specific period of time and may need to obtain other rights in the future from third parties and governmental agencies to continue these operations or expand the Catarina Gathering System or the Seco Pipeline. Our loss of these rights or inability to obtain additional rights, through our inability to renew or obtain right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition.
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
Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, including the issuance of new cybersecurity requirements for critical pipeline owners and operators issued by the Department of Homeland Security’s Transportation Security Administration following a cyberattack on a major petroleum pipeline in 2021, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.
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
Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. The report on our audited consolidated financial statements for the year ended December 31, 2022 issued by our independent registered public accounting firm included in this Form 10-K includes an explanatory paragraph referring to the Credit Agreement being a current liability that matures on September 30, 2023 and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if we are unable to refinance or extend the maturity of the Credit Agreement, or otherwise raise adequate funds prior to the maturity date, it will further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our unitholders may lose some or all of their investment in us.
Our Credit Agreement has substantial prepayment requirements, other restrictions and financial covenants.
We depend on the Credit Agreement for future capital needs. The Credit Agreement contains various covenants that limit, among other things, our ability to incur certain indebtedness, grant certain liens, merge or consolidate, sell all or substantially all of our assets, make certain loans, acquisitions, capital expenditures and investments, and pay distributions to unitholders. The Credit Agreement provides a quarterly amortizing term loan of $65.0 million (the “Term Loan”). The Term Loan is subject to mandatory amortizing payments of outstanding principal, which are currently $3.0 million per fiscal quarter, decreasing to $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. The Credit Agreement matures on September 30, 2023. We are also required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions, requirements and covenants in the future is uncertain and will be affected by the levels of cash flows from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. In addition, our Credit Agreement contains a condition to borrowing and a representation that no material adverse effect has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property, liabilities (actual or contingent) or condition (financial or otherwise) of us and our subsidiaries who are guarantors taken as a whole. If a material adverse effect were to occur, we would be prohibited from borrowing under the Credit Agreement and we would be in default under the Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Our failure to comply with any of the prepayment requirements, or other restrictions and covenants under the Credit Agreement could result in an event of default, which could cause all of our existing indebtedness to become immediately due and payable.

We may not be able to extend, replace or refinance our Credit Agreement on terms reasonably acceptable to us, or at all, which could materially and adversely affect our business, liquidity, cash flows and prospects.
Our Credit Agreement matures on September 30, 2023. We may not be able to extend, replace or refinance our existing Credit Agreement on terms reasonably acceptable to us, or at all, with our existing syndicate of banks or with replacement banks. In addition, we may not be able to access other external financial resources sufficient to enable us to repay the debt outstanding under our Credit Agreement upon its maturity. Any of the foregoing could materially and adversely affect our business, liquidity, cash flows and prospects.
The expected replacement of the LIBOR benchmark interest rate and other interbank offered rates with new benchmark rates may adversely affect our financing costs.
As of March 24, 2023, we had $19.7 million of debt outstanding under our Credit Agreement that bears interest at variable rates that use the London Interbank Offered Rate (“LIBOR”), as a benchmark rate. On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration, the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature.
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
In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations which may diminish our cash flows. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings. Alternatively, we may sell additional common units or other securities to fund our capital expenditures. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings may be unfavorable to us and incurring additional debt may significantly increase our interest expense and financial leverage. Issuing additional common units or other securities may result in additional significant unitholder dilution. Stonepeak is not contractually committed to providing any direct or indirect support to fund our growth.
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
Our business could be negatively impacted by inflation in the cost of labor, services and materials.
While inflation in the United States has been relatively low in recent years, the U.S. economy is currently experiencing significant inflation. The Federal Reserve continues to raise its benchmark interest rate in response to inflation and the rate is at a historic high that the United States has not experienced since October 2007. Rising inflation has resulted in increased costs for the labor, services and materials we rely upon, including energy rates and prices for chemicals, additives and fuels. A sustained increase in inflation may continue to increase these costs. Our efforts to recover inflation-based cost increases from our customers may be delayed or capped as a result of our contracts as well as the competitive industry and economic conditions in which we operate. The rate and scope of these various inflationary factors may continue to increase our operating costs and capital expenditures materially and may have a material adverse impact on our on our costs, profitability and financial results.
Risks Related to Our Cash Distributions
You will not receive cash distributions on your common units until we are able to redeem 100% of the outstanding Class C Preferred Units, as a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.
Our partnership agreement prohibits us from declaring or making any distributions, redemptions or repurchases in respect of any junior securities or any parity securities until the first quarter in which no Class C Preferred Units remain outstanding. This means that you will not receive any cash distributions on your common units until such time as we are able to redeem all of the outstanding Class C Preferred Units. We currently have the right to redeem 100% of the outstanding Class C Preferred Units for cash at the greater of the current market price or the liquidation preference for the Class C Preferred Units. As of March 24, 2023, the liquidation preference for the Class C Preferred Units was approximately $440.0 million. Our total revenues for the year ended December 31, 2022 were approximately $36.1 million. As a result, you are unlikely to receive cash distributions on your common units for the foreseeable future.
Our Credit Agreement restricts us from paying any distributions on our outstanding common units.
We do not have the ability to pay distributions to our common unitholders under our Credit Agreement other than in certain limited circumstances set forth in the Credit Agreement.
You may continue to experience substantial dilution.
On November 16, 2020, we entered into the Stonepeak Letter Agreement wherein we agreed with Stonepeak Catarina that the distribution on their Class C Preferred Units for the three months ended September 30, 2020 would be paid in common units instead of Class C Preferred PIK Units, cash or a combination thereof. The Stonepeak Letter Agreement also provides Stonepeak Catarina with the ability to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to us no later than the last day of the calendar month following the end of such quarter. The transactions under the Stonepeak Letter Agreement were approved by the conflicts committee of the Board. We have issued a total of 171,438,187 common units to Stonepeak Catarina pursuant to the Stonepeak Letter Agreement and Stonepeak Catarina may continue to elect to receive future distributions on its Class C Preferred Units in common units. Additionally, in order to fulfill our funding and reimbursement obligations in connection with the Levo JV and the HOBO Transaction, we may issue additional common units, which will result in current common unitholders experiencing dilution. As a result of the foregoing, common unitholders have experienced, and may experience substantial future dilution.

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
Our ability to enhance our financial position depends, in part, on our ability to complete expansion projects and make acquisitions that result in an increase in cash generated. We may be unable to complete successful, accretive expansion projects or acquisitions for any of the following reasons:
•we are outbid by competitors for potential acquisition candidates;
•we are unable to identify attractive expansion projects or acquisition candidates;
•we are unable to obtain necessary rights-of-way or governmental approvals, including from regulatory agencies;
•we are unable to successfully integrate the businesses that we develop or acquire;
•we are unable to obtain financing for such expansion projects or acquisitions on economically acceptable terms, or at all;
•we do not make accurate assumptions about potential volumes, reserves, revenues and costs, including synergies and growth; or
•we are unable to secure adequate customer commitments to use the newly developed or acquired facilities.
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
We may incur significant costs and liabilities as a result of increasing stringency of pipeline safety regulatory requirements.
PHMSA regularly revises its pipeline safety regulations and has published advanced notices of proposed rulemakings and notices of proposed rulemaking to solicit comments on potential changes to its natural gas and liquid pipeline safety regulations. As an example of this rulemaking activity, in November 2021, PHMSA issued a final rule that extended reporting requirements to gas gathering operators and applied a set of minimum pipeline safety requirements to certain onshore gas gathering pipelines with large diameters and high operating pressures. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends certain existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines located in Class 1 areas that are larger than 8.625 inches in outside diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule went into effect in May 2022 and operators were required to comply with many of the applicable safety requirements by November 2022, although in July 2022 PHMSA announced its intent to exercise limited enforcement discretion until May 17, 2024, for operators of existing Type C gathering pipelines with outer diameter greater than or equal to 8.625” but less than or equal to 12.75” for violations of certain safety requirements established in the November 2021 final rule.
Subsequently, in August 2022, PHMSA issued an additional pipeline safety rule applicable to onshore natural gas transmission pipelines, which updated and bolstered gas transmission pipeline corrosion control requirements, adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs, and strengthened integrity management assessment requirements, among other items.
These and other pipeline safety regulatory changes could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis and incur increased operating costs that could have a material adverse effect on our business, including cash flows and costs of transportation services.
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
Pursuant to the partnership agreement, if an event giving rise to the liquidation of Evolve occurs prior to all of the Class C Preferred Units being redeemed, then the Class C Preferred Units preferential rights require that the capital account for any holder of any Class C Preferred Units is first allocated items of income, gain, loss and deduction until each such holder’s capital account in respect of each Class C Preferred Unit is equal to 100% of the liquidation preference with respect to such Class C Preferred Unit. Such liquidation preference is equal to $11.29 plus all accrued and unpaid distributions and was equal to approximately $440.0 million as of March 24, 2023. As a result, if a liquidation of Evolve were to occur, the holders of Class C Preferred Units would have to receive approximately $440.0 million prior to common unitholders receiving anything. The consolidated balance sheets of Evolve and its subsidiaries included herein disclose total assets of approximately $231.7 million, over $200 million less than the current liquidation preference for with the Class C Preferred Units. As a result, based upon the financial information included herein, if a liquidation of Evolve were to occur, the common units would have zero equity value and common unitholders would lose their entire investment.
We are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could result in even further reductions in the trading price and liquidity of our common units, which could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.
Our common units are currently listed on the NYSE American. Continued listing of a security on the NYSE American is conditioned upon compliance with various continued listing standards. On December 6, 2022, we received notice (the “12.6.22 Notice”) from the NYSE American stating that we were below compliance with certain of the continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). The 12.6.22 Notice stated that we are below compliance with Sections 1003(a)(i) and (ii) of the Company Guide, which requires that we have partners’ equity of $2.0 million or more if we have reported losses from continuing operations and/or net losses in two of our three most recent fiscal years ended December 31, 2021, and partners’ equity of $4.0 million or more if we have reported losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2021, respectively. Additionally, on December 27, 2022, we received notice (the “12.27.22 Notice” and together with the 12.6.22 Notice, the “NYSE Notices”) from the NYSE American that we are not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the Company Guide because our common units have been selling for a substantial period of time at a low price per common unit, which the NYSE American determined to be a 30-trading-day average of less than $0.20 per common unit.
On January 5, 2023, we submitted a compliance plan to the NYSE American addressing how we intend to regain compliance with the continued listing standards set forth in (i) Section 1003(f)(v) of the Company Guide by June 27, 2023, and (ii) Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide by June 6, 2024. Following discussions with the staff of the NYSE American and subsequent updates to our compliance plan, we received a letter from the NYSE American on February 21, 2023 stating that our compliance plan has been accepted and that we have been granted a targeted completion date of June 6, 2024 to implement our plan and regain compliance (the “Plan Period”).
By the end of the Plan Period, we must either be in compliance or must have made progress that is consistent with the plan during the plan period. Failure to meet the requirements to regain compliance could result in the initiation of delisting proceedings.
We remain subject to the 12.27.22 Notice. Pursuant to Section 1003(f)(v) of the Company Guide, our continued listing is predicated on effecting a reverse split of our common units or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff of the NYSE American determined to be no later than June 27, 2023.
The NYSE Notices do not affect our business operations or our reporting obligations under the rules and regulations of the SEC, nor do the NYSE Notices conflict with or cause an event of default under any of our material agreements. Our common units will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standards noted above by the targeted completion dates, subject to our compliance with other continued listing requirements of the NYSE American.

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
The market price of our common units has fluctuated, and may continue to fluctuate, widely, due to various factors, many of which are beyond our control. These factors include, without limitation:
•comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•actual or anticipated fluctuations in our financial and operating results;
•provisions in our Amended Credit Agreement which currently prohibit us from paying distributions to our common unitholders other than in certain limited circumstances set forth in our Amended Credit Agreement;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic conditions, including interest rates and governmental policies impacting interest rates;
•future sales of our common units; and
•other factors described in the documents incorporated by reference herein.
Stock markets in general and our common unit price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies impacted, including us. For example, during the year ended December 31, 2022, our common units have closed at a high of $0.96 per common unit and a low of $0.12 per common unit. In addition, during that same period, daily trading volume ranged from approximately 51,200 to 21,503,000 common units. These broad market fluctuations may adversely affect the trading price of our common units, which may limit or prevent investors from readily selling their common units and may otherwise negatively affect the liquidity of our common units.
Certain events may result in our general partner exercising its limited call right, which may require common unitholders to sell their common units at an undesirable time or price.
As of March 24, 2023, Stonepeak owns (i) 200,202,635 common units, representing approximately 78.5% of our total 254,893,417 outstanding common units (the common unit amounts include 23,861,365 common units Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant), (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak Catarina also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner.
On November 16, 2020, we entered into the Stonepeak Letter Agreement, which, among other things, provides that Stonepeak Catarina will be able to elect to receive distributions on the Class C Preferred Units in common units for any quarter following the third quarter of 2020 by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and we have issued a total of 171,438,187 common units to Stonepeak Catarina pursuant to the Stonepeak Letter Agreement as of the date of this Form 10-K
Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and transfers all of the common units held by it to our general partner or a controlled affiliate of our general partner, Stonepeak will be able, via its limited call right, to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates. During the period from December 28, 2022 to March 15, 2023, Stonepeak held more than 80% of our outstanding common units. As of the date of this Form 10-K Stonepeak holds approximately 76.3% of our common units. If Stonepeak holds more than 80% of our common units at any point following the date of this Form 10-K, Stonepeak will be able to cause our general partner to exercise the limited call right at any time after Stonepeak completes the Stonepeak LCR Transfer by causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of our general partner’s limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Exchange Act.
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
Stonepeak Catarina, through its ownership of SP Holdings, owns and controls our general partner and, through the Representation and Standstill Agreement (as defined in “Part III, Item 10. Directors, Executive Officers and Corporate Governance”) and its ownership of SP Holdings, has the power to appoint all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to SP Holdings and its affiliates, including Stonepeak Catarina. Conflicts of interest will arise between Stonepeak Catarina and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Stonepeak over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
•Neither our partnership agreement nor any other agreement requires Stonepeak to pursue a business strategy that favors us or utilizes our assets. The directors and officers of SP Holdings and its affiliates, including Stonepeak Catarina, have a fiduciary duty to make these decisions in the best interests of the members of SP Holdings and its affiliates, which may be contrary to our interests. Stonepeak may choose to shift the focus of its investment and growth to areas not served by our assets.
•Our general partner is allowed to take into account the interests of parties other than us, such as Stonepeak Catarina and SP Holdings, in resolving conflicts of interest.
•SP Holdings and its affiliates, including Stonepeak Catarina, may be constrained by the terms of their respective debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.
•Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limit our general partner’s liabilities and restrict the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.

•Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.
•Disputes may arise under our commercial agreements with SP Holdings and its affiliates, including Stonepeak Catarina.
•Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership units and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash available for distribution.
•Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which will reduce operating surplus, or an expansion or investment capital expenditure, which will not reduce operating surplus. This determination can affect the amount of cash that is distributed.
•Our general partner determines which costs incurred by it are reimbursable by us, the amount of which is not limited by our partnership agreement.
•Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.
•Our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to SP Holdings as the holder of the incentive distribution rights.
•Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.
•Our general partner intends to limit its liability regarding our contractual and other obligations.
•Our general partner and its controlled affiliates may exercise their right to call and purchase all of the common units not owned by them if they own more than 80% of our common units.
•Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including the obligations of SP Holdings and Stonepeak Catarina under their commercial agreements with us.
•Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
•Our general partner may elect to cause us to issue common units to SP Holdings in connection with a resetting of the target distribution levels related to our incentive distribution rights without the approval of the Conflicts Committee or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.
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
As of March 24, 2023, Stonepeak owns (i) 200,202,635 common units, representing approximately 78.5% of our total 254,893,417 outstanding common units (the common unit amounts include 23,861,365 common units Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant), (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner. Additionally, we have agreed to provide Stonepeak Catarina with certain registration rights under applicable securities laws. Pursuant to such registration rights, on November 10, 2021, we filed a Registration Statement on Form S-1 to register 9,000,000 common units for resale by a subsidiary of Stonepeak Catarina, which was declared effective by the SEC on December 17, 2021. The sale of the common units owned by Stonepeak in the public or private markets could have an adverse impact on the price of the common units or on the trading market for our common units.
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
Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will fill gaps under the partnership agreement to enforce the reasonable expectations of the partners, but only where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:
•how to allocate business opportunities among us and its other affiliates;
•whether to exercise its limited call right;
•whether to seek approval of the resolution of a conflict of interest by the Conflicts Committee; and
•whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

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
The effect of eliminating fiduciary standards in our partnership agreement is that the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law will be significantly restricted. For example, our partnership agreement provides that:
•whenever our general partner, the Board or any committee thereof (including the Conflicts Committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the Board and any committee thereof (including the Conflicts Committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, and under our partnership agreement, a determination, other action or failure to act by our general partner and any committee thereof (including the Conflicts Committee) will be deemed to be in good faith unless the general partner, the Board or any committee thereof (including the Conflicts Committee) believed that such determination, other action or failure to act was adverse to the interests of the partnership or, with regard to certain determinations by the Board relating to the conflict transactions described below, the Board did not believe that the specified standards were met, and, except as specifically provided by our partnership agreement, neither our general partner, the Board nor any committee thereof (including the Conflicts Committee) will be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;
•our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•our general partner will not be in breach of its obligations under the partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
◦approved by the Conflicts Committee of the Board, although our general partner is not obligated to seek such approval;
◦approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;
◦determined by the Board to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
◦determined by the Board to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.
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
Our partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to our common units that we may issue at any time without the approval of our common unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•our existing limited partners’ proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each limited partnership interest may decrease;
•because the amount payable to holders of incentive distribution rights is based on a percentage of the total cash available for distribution, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding limited partner interest may be diminished; and
•the market price of our common units may decline.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in and outside of Delaware. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:
•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•your right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.
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
Pursuant to partnership audit rules applicable to us, if the IRS makes audit adjustments to our partnership tax returns, it may assess and collect any taxes (including any applicable penalties or interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed, or, if we are eligible, issue a revised information statement to each current and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment even if the unitholders did not own units in us during the tax year under audit.
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
Moreover, the transferee of an interest in a partnership that is engaged in a United States trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a non-U.S. person. The U.S. Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to non-U.S. unitholders may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
Other Risks
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
On May 27, 2022, in order to resolve the various claims, defenses, causes of action, and other disputes between and among SN Catarina, Catarina Midstream, Mesquite, the Partnership, the general partner, SP Holdings, and SN Operating LLC (“SN Operating,” collectively, with SN Catarina, Catarina Midstream, Mesquite, the Partnership, the general partner, and SP Holdings, the “Settlement Parties”), including the Catarina Arbitration and the Mesquite Adversary, the Settlement Parties entered into the 2022 Settlement Agreement.
In the 2022 Settlement Agreement, the Settlement Parties agreed, among other things, to the following actions and agreements effective as of May 27, 2022: (i) to promptly and diligently seek a stay of all deadlines and proceedings in both the Catarina Arbitration and the Mesquite Adversary, in each case, pending the effectiveness of releases to be executed by each Settlement Party and delivered to each other Settlement Party within five (5) days after the Effective Date (as defined below), such releases including customary releases providing for, among other things, the release of any and all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, contracts, damages, judgments, claims, and demands whatsoever, in law or equity, known or unknown, asserted or unasserted, including, but not limited to claims that were or could have been asserted through May 27, 2022, in each case with respect to the accounts receivable attributable to the Tariff Short-Pay or otherwise in connection with the Catarina Arbitration or the Mesquite Adversary (the “Releases”), (ii) that the Tolling Period (as defined in the 2022 Settlement Agreement) shall not be included in computing any statute of limitations or statute of repose for any claim or cause of action subject to the Releases (the “Tolled Claims”), nor will the Tolling Period be considered in support of other listed defenses in the 2022 Settlement Agreement, including lawsuits or actions involving Tolled Claims, and (iii) concurrently with the execution of the 2022 Settlement Agreement, SN Catarina and SN Operating filed with the Bankruptcy Court a motion pursuant to Rule 9019 of the Bankruptcy Rules (the “9019 Motion”) seeking the approval (the “Approval Order”) of the 2022 Settlement Agreement on an expedited basis.
The 9019 Motion was filed with the Bankruptcy Court on May 27, 2022, the Partnership announced the Bankruptcy Court’s granting of the 9019 Motion and issuance of the Approval Order on June 7, 2022, and the Approval Order became final and non-appealable on June 21, 2022.
For more information, please read “Part I, Item 1. Business.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE American under the symbol “SNMP.”
Holders
The number of unitholders of record of our common units was approximately 33 on March 24, 2023, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.
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
•Until the first quarter in which no Class C Preferred Units remain outstanding, we are not permitted to declare or make any distributions in respect to our common units.
•Our cash distribution policy is subject to restrictions on distributions under our Credit Agreement, which contains financial tests that we must meet and covenants that we must satisfy. Should we be unable to meet these financial tests or satisfy these covenants or if we are otherwise in default under our Credit Agreement, we will be prohibited from making cash distributions notwithstanding our cash distribution policy.
•Our general partner has the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish. Any decision to establish cash reserves made by our general partner in good faith will be binding on our unitholders.
•Prior to making any distribution on our common units, and pursuant to the Shared Services Agreement, we will pay SP Holdings an administrative fee and reimburse our general partner and its affiliates, including SP Holdings, for all direct and indirect expenses that they incur on our behalf. Neither our partnership agreement nor the Shared Services Agreement limits the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates may impact our ability to pay distributions to our unitholders.
•While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including the provisions requiring us to make cash distributions contained therein, may be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Mesquite and its affiliates, if any).
•Even if our cash distribution policy is not modified or revoked, the decisions regarding the amount of distributions to pay under our cash distribution policy and whether to pay any distribution are determined by our general partner, taking into consideration the terms of our partnership agreement.
•Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.
•We may lack sufficient cash to pay distributions to our unitholders due to a shortfall in cash flows attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements or anticipated cash needs.
•If we make distributions out of capital surplus, as opposed to operating surplus, any such distributions would constitute a return of capital and would result in a reduction in the minimum quarterly distribution and the target distribution levels. We do not anticipate that we will make any distributions from capital surplus.
•Our ability to make distributions to our unitholders depends on the performance of our assets and subsidiaries and the ability of our subsidiaries to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of future indebtedness, applicable state laws and other laws and regulations.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Common Unit	Common Unitholders	Manager (as Holder of Incentive Distribution Rights)
Minimum Quarterly Distribution	up to $0.50	100.00%	0.00%

	above $0.50
First Target Distribution	up to	100.00%	0.00%
	$0.575

	above $0.575
Second Target Distribution	up to	87.00%	13.00%
	$0.625

	above $0.625
Third Target Distribution	up to	77.00%	23.00%
	$0.875

Thereafter	above $0.875	64.50%	35.50%
Securities Authorized for Issuance Under Equity Compensation Plans
See “Part III, Item 12. Security Ownership of Certain Benefits Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plan as of December 31, 2022.
Recent Sales of Unregistered Securities
As previously announced, on December 28, 2022, pursuant to the terms of the Stonepeak Letter Agreement, we issued 27,442,638 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2022 in common units. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involve public offering.
Purchases of Equity Securities by Us and our Affiliates
No common units were repurchased by us during the fourth-quarter 2022.
Default Upon Senior Securities
There were no defaults on senior securities for the years ended December 31, 2022 or 2021.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in this Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, forecasts, beliefs and expected performance. The “forward-looking statements” are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these “forward-looking statements”. Please read “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a publicly-traded limited partnership formed in 2005 focused on the acquisition, development, and ownership of infrastructure critical to the transition of energy supply to lower carbon sources. We own natural gas gathering systems, pipelines, and processing facilities in South Texas and continue to pursue energy transition infrastructure opportunities. We are managed by our general partner, which is owned by a subsidiary of Stonepeak Catarina. Our common units are currently listed on the NYSE American under the symbol “SNMP.”
Business Updates
Please read “Part I, Item 1. Business—Business Developments during the Year Ended December 31, 2022” and Part I, Item 1. Business—Subsequent Events” of this Form 10-K for a discussion regarding material updates to our business and operations since January 1, 2022.
Business Strategy
Our primary business objective is to create long-term value by generating stable and predictable cash flows that allow us to reduce the amount of our indebtedness and pursue energy transition infrastructure opportunities. We plan to achieve this objective by executing the following business strategy:
•grow our business through the acquisition and development of infrastructure critical to the transition of energy supply to lower carbon sources;
•pursue organic investments in our existing operating areas to support growth;
•pursue strategic relationships with third-party producers and other companies with operations in the area in which we operate in order to maximize the utilization of our midstream facilities or provide other revenue-generating services; and
•maintain financial flexibility and a strong capital structure.

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
Throughput Volumes
Our management analyzes our performance based on the aggregate amount of throughput volumes on the Catarina Gathering System, which is our sole gathering system. We must connect additional wells or well pads within Mesquite’s Catarina Asset in order to maintain or increase throughput volumes on the Catarina Gathering System. Our success in connecting additional wells is impacted by successful drilling activity by Mesquite on the acreage dedicated to the Catarina Gathering System, our ability to secure volumes from Mesquite or third parties from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure.
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
Non-GAAP Financial Measures—Adjusted EBITDA
To supplement our financial results presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-K. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) income tax expense (benefit); (iii) depreciation, depletion and amortization; (iv) asset impairments; (v) accretion expense; (vi) (gain) loss on sale of assets; (vii) unit-based compensation expense; (viii) unit-based asset management fees; (ix) distributions in excess of equity earnings; (x) (gain) loss on mark-to-market activities; (xi) commodity derivatives settled early; (xii) (gain) loss on embedded derivatives; and (xiii) acquisition and divestiture costs.
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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Years Ended December 31,
	2022	2021
Net loss	$(53,137)	$(154,539)
Adjusted by:
Interest expense, net	55,230	112,969
Income tax expense	132	393
Depreciation and amortization	18,516	20,998
Accretion expense	421	460
(Gain) loss on sale of assets	4,408	(67)
Unit-based compensation expense	53	955
Unit-based asset management fees	(6,375)	(1,923)
Distributions in excess of equity earnings	4,269	68,389
(Gain) loss on mark-to-market activities	664	(664)
Adjusted EBITDA	$24,181	$46,971
Significant Operational Factors
Throughput
The following table sets forth selected throughput data pertaining to the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Catarina Gathering System:
Oil (MBbl/d)	4.5	5.7
Natural gas (MMcf/d)	63.5	75.1
Water (MBbl/d)	0.5	1.9

Results of Operations
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Years Ended
	December 31,
	2022	2021	Variance
Revenues:
Gathering and transportation lease revenues	$36,109	$51,482	$(15,373)	(30)%
Total revenues	36,109	51,482	(15,373)	(30)%
Expenses
Operating expenses
Transportation operating expenses	9,877	8,501	1,376	16%
General and administrative expenses	6,029	10,103	(4,074)	(40)%
Unit-based compensation expense	53	955	(902)	(94)%
Loss on sale of assets	4,408	—	4,408	100%
Depreciation and amortization	18,516	20,559	(2,043)	(10)%
Accretion expense	421	387	34	9%
Total operating expenses	39,304	40,505	(1,201)	(3)%
Other (income) expense
Interest expense, net	55,230	112,969	(57,739)	(51)%
Loss (earnings) from equity investment	(6,139)	54,073	(60,212)	NM	(a)
Other (income) expense	719	(643)	1,362	NM	(a)
Total other expenses	49,810	166,399	(116,589)	(70)%
Total expenses	89,114	206,904	(117,790)	(57)%
Loss before income taxes	(53,005)	(155,422)	102,417	(66)%
Income tax expense (benefit)	132	(5)	137	NM	(a)
Loss from continuing operations	(53,137)	(155,417)	102,280	(66)%
Income from discontinued operations	—	878	(878)	(100)%
Net loss	$(53,137)	$(154,539)	$101,402	(66)%
(a)Variances deemed to be Not Meaningful “NM.”
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $15.4 million, or 30%, to approximately $36.1 million for the year ended December 31, 2022, compared to approximately $51.5 million for the same period in 2021. This decrease was primarily the result of a decrease in the tariff charged for hydrocarbons transported on Eastern Catarina under the A&R Gathering Agreement, effective as of April 1, 2022, as well as a decrease in aggregate throughput on the Catarina Gathering System.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $1.4 million, or 16%, to approximately $9.9 million for the year ended December 31, 2022 compared to approximately $8.5 million for the same period in 2021. This increase was primarily due to non-recurring maintenance as well as replacing previously owned equipment with leased equipment and rising costs for chemicals, labor, maintenance, tools and supplies as a result of recent inflation and ongoing supply chain constraints. This increase was slightly offset by a decrease in throughput.
General and administrative expenses. General and administrative expenses include indirect costs billed by SP Holdings in connection with the Shared Services Agreement, field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $4.1 million, or

40%, to approximately $6.0 million for the year ended December 31, 2022 compared to approximately $10.1 million for the same period in 2021. The decrease was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $4.5 million due to the volatility in the market price of our common units during 2022. Additionally, we recorded approximately $1.9 million of bad debt expense during the year ended December 31, 2021. These decreases were partially offset by additional professional fees surrounding the disputed rate charged on the Catarina Gathering System and the A&R Gathering Agreement.
Unit-based compensation expense. Unit-based compensation expense decreased approximately $0.9 million or 94%, to approximately $0.1 million for the year ended December 31, 2022, compared to approximately $1.0 million for the same period in 2021. This decrease is a result of executive awards becoming fully vested during the first quarter of 2022.
Loss on sale of assets. The loss on sale of assets during the year ended December 31, 2022, was approximately $4.4 million. The loss was the result of the Kodiak Sale in which we sold certain natural gas compression equipment to Kodiak and replaced such assets with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from five to fifteen years for equipment and up to thirty-six years for gathering facilities. Depreciation and amortization expense decreased by approximately $2.0 million, or 10% to approximately $18.5 million for the year ended December 31, 2022, compared to approximately $20.6 million for the same period in 2021. This decrease was the result of the Kodiak Sale. Additionally, the A&R Gathering Agreement extended the expected life of the customer contract intangible asset which reduced the amortization amount recognized by period.
Interest expense, net. Interest expense consists of distributions on the Class C Preferred Units, non-cash accretion of the discount on the Class C Preferred Units, the non-cash change in fair value of the Stonepeak Warrant and cash interest expense from borrowings under the Credit Agreement. Interest expense decreased approximately $57.7 million, or 51%, to approximately $55.2 million for the year ended December 31, 2022, compared to approximately $113.0 million for the same period in 2021. This decrease was the result of the Class C Preferred Units discount becoming fully accreted at December 31, 2021. Cash interest expense for the year ended December 31, 2022 was approximately $1.4 million compared to approximately $2.6 million for the same period in 2021. The decrease in cash interest expense was primarily the result of the decrease in the outstanding Credit Agreement debt balance between the periods.
Loss (earnings) from equity investment. For the year ended December 31, 2022, the earnings from our equity method investment was approximately $6.1 million compared to losses of approximately $54.1 million for the same period in 2021. During 2021, an impairment of approximately $55.0 million was recorded as a result of lower expectations regarding volumes and rates associated with the renewal of future expiring contracts and negotiation of new contracts. Excluding this impairment, our earnings from equity method investment was approximately $0.9 million for the year ended December 31, 2021. This increase in earnings was due to an increase in throughput and decrease in depreciation due to the impairment in 2021.
Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other expense for the year ended December 31, 2022, was approximately $0.7 million compared to other income of approximately $0.6 million for the same period in 2021. The primary reason for the change relates to the mark-to-market impact of the Nuvve Holding Warrants from a decrease in the Nuvve Holding stock price compared to an increase in the Nuvve Holding stock price during the year ended December 31, 2021.
Income tax (benefit) expense. Income tax expense was approximately $131.6 thousand for the year ended December 31, 2022, compared to a benefit of approximately $5.0 thousand for the same period in 2021. The increase in income tax expense resulted from an increase in taxable margin over the comparable periods.
Liquidity and Capital Resources
As of December 31, 2022, we had approximately $2.8 million in cash and cash equivalents and $5.0 million available for borrowing under the Credit Agreement, as discussed further below. Adjusted Available Cash (as defined in our partnership agreement), if any, will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.

During the years ended December 31, 2022 and 2021, we paid approximately $1.4 million and approximately $2.6 million, respectively, in cash for interest on borrowings under our Credit Agreement. During the years ended December 31, 2022 and 2021, we recorded interest expense related to the Class C Preferred Units of approximately $57.7 million and $103.7 million, respectively, which are recorded in interest expense on the income statement. These are non-cash interest expense items.
Our capital expenditures during the year ended December 31, 2022 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement, sale of certain non-commercial assets and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.
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
Credit Agreement
The Credit Agreement provides a quarterly amortizing Term Loan of $65.0 million and a maximum revolving credit amount of $5.0 million (the “Revolving Loan”). The Term Loan and Revolving Loan both have a maturity date of September 30, 2023. Borrowings under the Credit Agreement are secured by various mortgages of midstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.
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
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of December 31, 2022, we had $20.2 million of debt outstanding, comprised solely of the Term Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan, which are, as of the quarter ended December 31, 2021 $3.0 million per fiscal quarter, decreasing to $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of December 31, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through March 2023. The maximum revolving credit amount is $5.0 million leaving us with $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2022.
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
The Credit Agreement contains fallback language that seeks to facilitate an agreement with the administrative agent under on a replacement benchmark rate for LIBOR upon the occurrence of certain benchmark transition events or an early opt-in election. Upon the occurrence of one of these triggering events, the administrative agent has the right to make conforming changes to the Credit Agreement to reflect the new benchmark rate. The replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates.

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
The Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt regarding our ability to continue as a going concern. The Credit Agreement matures September 30, 2023 and our ability to continue as a going concern is dependent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity.
At December 31, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
Sources of Debt and Equity Financing
As of December 31, 2022, we had approximately $20.2 million of debt outstanding under the Term Loan and no debt outstanding under the Revolving Loan, leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement at December 31, 2022. Our Credit Agreement matures on September 30, 2023.
Operating Cash Flows
We had net cash flows provided by operating activities for the year ended December 31, 2022 of approximately $31.7 million, compared to net cash flows provided by operating activities of approximately $31.0 million for the same period in 2021. This decrease was primarily related to the decrease in throughput between the periods.
Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.
Investing Activities
We had net cash flows used in investing activities for the year ended December 31, 2022, of approximately $1.6 million, which related to indirect costs of right of use assets offset by the proceeds from the Kodiak Sale.

We also had net cash flows provided by investing activities for the year ended December 31, 2021, of approximately $15.4 million, substantially all of which were proceeds from the sale of oil and natural gas properties.
Financing Activities
Net cash flows used in financing activities was approximately $29.1 million for the year ended December 31, 2022. During the year ended December 31, 2022, we repaid borrowings of approximately $29.0 million under our Credit Agreement.
Net cash flows used in financing activities were approximately $46.4 million for the year ended December 31, 2021. During the year ended December 31, 2021, we repaid borrowings of approximately $61.8 million under our Credit Agreement.
Going Concern
Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. The report on our audited consolidated financial statements for the year ended December 31, 2022, issued by our independent registered public accounting firm included in this Form 10-K, includes an explanatory paragraph referring to our inability to generate sufficient liquidity to meet future debt obligations which raises substantial doubt about our ability to continue as a going concern. The inclusion of the explanatory paragraph is not considered a default under the Credit Agreement.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The policies disclosed included the accounting for gathering and transportation assets and revenue recognition. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
Gathering and Transportation Assets
Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to fifteen years for furniture and equipment, up to thirty-six years for gathering facilities, and up to forty years for transportation assets.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Financial Officer and Secretary, who currently serves as both the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer/principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The principal executive officer/principal financial officer of our general partner has concluded that our current disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management, under the direction of the principal executive officer/principal financial officer of our general partner, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.
Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and the Board regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
The management of our general partner conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the Board regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Report of Independent Registered Public Accounting Firm
Please see Report of Independent Registered Public Accounting Firm beginning on Page F-2 of this Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table shows information for members of the Board and the executive officers of our general partner as of March 24, 2023. All of the directors of our general partner are elected by SP Holdings, as the sole member of our general partner, except for two persons who are appointed by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. Members of the Board hold office until their successors have been appointed or qualified or until the earlier of their death, incapacity, resignation or removal. Executive officers hold office at the discretion of, and may be removed by, the Board.

Name	Age	Position with General Partner
Charles C. Ward	62	Interim Chief Executive Officer, Chief Financial Officer and Secretary
Michael Bricker	34	Director
Michael A. Heim	74	Director
David D. Kinder	48	Director
Richard S. Langdon	72	Independent Director
Steven E. Meisel	38	Independent Director
John T. Steen III	42	Director; Chairman of the Board
Charles C. Ward, 62, was appointed as Interim Chief Executive Officer of our general partner in March 2023. Mr. Ward has served as the Chief Financial Officer and Secretary of our general partner since March 2015. Mr. Ward previously served as Chief Financial Officer and Treasurer of Sanchez Production Partners LLC from March 2008 until its conversion to a limited partnership in March 2015 and Secretary from July 2014 until March 2015. Mr. Ward also served as a Vice President of Constellation Energy Commodities Group, Inc. from November 2005 until December 2008. Prior to that time, he was a Vice President of Enron Creditors Recovery Corp. from March 2002 to November 2005. Mr. Ward holds a Bachelor in Accounting from the University of Houston and a Master in Business Administration from Rice University.
Michael Bricker, 34, was appointed as a member of the Board in September 2020. Mr. Bricker is currently a Senior Managing Director at Stonepeak and has been with Stonepeak since April 2017. Mr. Bricker currently serves as a board member for West Texas Gas, a gas gathering and processing business, and Oryx Midstream Services LLC, the owner and operator of a crude oil pipeline system, both located in the Permian Basin. From April 2014 to April 2017, Mr. Bricker was an Investment Associate with First Reserve Corporation, a private equity firm that focuses on energy infrastructure investments. Mr. Bricker started his career as an Analyst in Citigroup’s oil and gas investment banking group. Mr. Bricker holds a Master in Professional Accounting with a Minor in Finance, graduating with high honors from the University of Texas at Austin.
Michael A. Heim, 74, was appointed as a member of the Board in April 2022. Mr. Heim is currently a Senior Operating Partner at Stonepeak. Additionally, Mr. Heim is currently an independent consultant in the energy industry, a role he has held since April 2019. Mr. Heim also currently serves on the Board of Directors of Oryx Midstream LLC, a private midstream crude operator, and West Texas Gas, a private company involved in natural gas distribution, natural gas and natural gas liquids transmission services and related gathering and processing operations, roles he has held since July 2019 and October 2021, respectively. Mr. Heim also presently serves on the Management Committee representing the Canada Pension Plan Investment Board (“CPPIB”) in a midstream joint venture between the Williams Company and CPPIB in Appalachia, a role he has held since fall 2019. From March 2016 to April 2019 Mr. Heim served as Vice Chairman of the Board of Directors of Targa Resources Corp. (“Targa”), a company he co-founded. From November 2015 to February 2016, he served as Vice Chairman and a member of the board of directors of the general partner of Targa Resources Partners LP. From January 2012 to November 2015, Mr. Heim served as President and Chief Operating Officer of Targa. From October 2005 to December 2011, Mr. Heim served as Executive Vice President and Chief Operating Officer of Targa. He also served as an officer of an affiliate of Targa during 2004 and 2005 and was a consultant for the affiliate during 2003. Mr. Heim also served as a consultant in the energy industry from 2001 through 2003 providing advice to various energy companies and investors regarding their operations, acquisitions and dispositions. Mr. Heim served as Chief Operating Officer and Executive Vice President of Coastal Field Services, a subsidiary of The Coastal Corp. (“Coastal”), a diversified energy company, from 1997 to 2001 and President of Coastal States Gas Transmission Company from 1997 to 2001. In these positions, he was responsible for Coastal’s midstream gathering, processing, and marketing businesses. Prior to 1997, he served as an officer of several other Coastal exploration and production, marketing and midstream subsidiaries. Mr. Heim holds a Bachelor of Science in Aerospace Engineering from the University of Texas at Austin and a Master of Business Administration from the University of Houston.
David D. Kinder, 48, was appointed as a member of the Board in September 2022. Mr. Kinder is currently a Senior Operating Partner at Stonepeak and is President of KGC Consulting Inc. Additionally, Mr. Kinder is President of TP Power, LLC which owns and operates power plants in Texas and is a partner at Sabine Property Partners, which focuses on commercial real estate opportunities in Texas. Mr. Kinder currently serves on the boards of directors of Oryx Midstream

LLC, a private midstream crude operator in the Permian Basin, and Zenith Energy, a leading global operator of independent liquids terminals, roles that he has held since 2019 and 2014, respectively. Additionally, he was a board member and audit chair from 2013 to 2017 of Western Refining Logistics, L.P which owned and operated crude oil and refined products pipelines, terminals and other logistics assets. Mr. Kinder was Vice President of Corporate Development and Treasurer of Kinder Morgan, Inc. (NYSE: KMI) and Kinder Morgan Energy Partners, L.P. from 2005 until retiring from the companies in 2013 and Vice President, Corporate Development and Treasurer of the general partner of El Paso Pipeline Partners, L.P. from 2012 until retiring from the company in 2013. Mr. Kinder held various management roles for the Kinder Morgan companies from 1999 through 2013. Kinder Morgan is one of the largest diversified energy infrastructure companies in North America. Additionally, Mr. Kinder serves on the Board of Advisors for the Neeley School of Business at Texas Christian University. He graduated cum laude with a Bachelor of Business Administration in Finance and minor in History from Texas Christian University.
Richard S. Langdon, 72, was elected as a member of the Board in March 2015 and was previously a director of Sanchez Production Partners LLC, having been first elected in December 2006. Mr. Langdon is an independent member of the Audit Committee and the Conflicts Committee. Mr. Langdon is currently the President, Chief Executive Officer, and Chief Financial Officer of Altamont Energy LLC ("Altamont"), a privately held exploration and production company, a position he has held since May 2021, and from April 2018 to June 2021, Mr. Langdon was the Executive Vice President and Chief Financial Officer of Altamont. Mr. Langdon previously served as the President and Chief Executive Officer of Badlands Energy, Inc., a privately held exploration and production company (“Badlands Energy”), and its publicly traded predecessor entity, Gasco Energy, Inc. (“Gasco”), from May 2013 to October 2018. Mr. Langdon also served as a director of Badlands Energy and its predecessor, Gasco from March 2003 to October 2018. Badlands Energy filed for bankruptcy in August 2017. In addition to his Badlands Energy titles, Mr. Langdon also served as Debtor-in-Possession for Badlands Energy from August 2017 to October 2018. Mr. Langdon also currently serves on the board of directors, as chairman of the audit committee and as a member of the compensation committee of Gulfslope Energy, Inc., which capacities he has served in since March 2014. Mr. Langdon was the President and Chief Executive Officer of KMD Operating Company LLC (“KMD Operating”), a privately held production company, from November 2011 until December 2015 and Matris Exploration Company L.P., a privately held production company, from July 2004 until the merger of Matris Exploration into KMD Operating in November 2011, which merger was effective January 2011. Mr. Langdon also served as President and Chief Executive Officer of Sigma Energy Ventures, LLC, a privately held production company, from November 2007 until November 2013. From 1997 until 2002, Mr. Langdon served as Executive Vice President and Chief Financial Officer of EEX Corporation, a publicly traded exploration and production company that merged with Newfield Exploration Company in 2002. Prior to that, he held various positions with the Pennzoil Companies from 1991 to 1996, including Executive Vice President—International Marketing—Pennzoil Products Company; Senior Vice President—Business Development—Pennzoil Company; and Senior Vice President—Commercial & Control—Pennzoil Exploration & Production Company. Mr. Langdon holds a Bachelor of Science in Mechanical Engineering and a Master of Business Administration, both from the University of Texas at Austin.
Steven E. Meisel, 38, was appointed as a member of the Board in September 2020 and is an independent member of the Board. Mr. Meisel was Co-Chief Executive Officer and Managing Partner of Discovery Midstream Holdings II LLC (“Discovery II”). Prior to joining Discovery II, Mr. Meisel co-founded Discovery Midstream Holdings LLC (“Discovery I”) in January 2016, and grew it from a small greenfield gathering and processing project into the premier system on the southern side of the DJ Basin. The asset was sold to Williams and KKR in August 2018. From March 2012 to January 2016, Mr. Meisel served as Senior Vice President of Commercial and Business Development at Wildcat Midstream Partners LLC, leading the commercial efforts in North Louisiana while also securing Wildcat’s Southern Midland Basin oil pipeline project. Prior to Wildcat, Mr. Meisel worked in various capacities for Regency Energy including corporate development, corporate finance and business development. Mr. Meisel started his career as an Analyst in Southwest Securities investment banking group and is currently a Managing Partner at FG1 Capital. Mr. Meisel has a Bachelor of Finance from the University of Kansas.
John T. Steen III, 42, was appointed as a member of the Board in September 2020 and currently serves as the Chairman of the Board. Mr. Steen has been the Chief Executive Officer of West Texas Gas Marketing LLC since 2021. Mr. Steen is also currently a Senior Operating Partner with Stonepeak Infrastructure Partners and supports Stonepeak’s efforts in the midstream energy sector. Prior to joining Stonepeak, from 2017 to 2018, Mr. Steen was CEO of Paradigm Energy Partners, which focused on oil and gas pipeline and storage assets in the Bakken Shale of North Dakota and the Eagle Ford Shale of South Texas. From 2012 to 2017, Mr. Steen was a Vice President for Sage Midstream. Prior to Sage Midstream, Mr. Steen worked in various midstream business development capacities for Energy Transfer and LDH Energy. He is the Chairman of the Texas Racing Commission, which oversees all pari-mutuel wagering on horse and greyhound racing in the state of Texas. Mr. Steen also serves on the boards of Oryx Midstream Services LLC affiliates and

King Ranch, Inc. He graduated cum laude from Vanderbilt University and received an MBA from the Wharton School as well as an MA in International Studies from the University of Pennsylvania. Mr. Steen is also a CFA charterholder.
Messrs. Steen, Bricker and Meisel were appointed to serve as directors on the Board in September 2020. Messrs. Heim and Kinder were appointed to serve as directors on the Board during 2022. Pursuant to the Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019, by and among us, our general partner and Stonepeak Catarina (as amended and restated, the “Representation and Standstill Agreement”), we and our general partner agreed to permit Stonepeak Catarina to designate two persons to serve on the Board, which are currently Messrs. Heim and Kinder. The right to designate one Board member will immediately terminate on such date as Stonepeak Catarina no longer owns at least 25% of the Partnership’s outstanding Class C Preferred Units issued to it; and the right to designate the second Board member will immediately terminate on such date as Stonepeak Catarina does not hold any issued and outstanding Class C Preferred Units.
Qualifications of the Board of Directors
SP Holdings, the sole member of our general partner, elects all of the members of the Board, except for two members designated by Stonepeak Catarina pursuant to the Representation and Standstill Agreement. The following sets forth the specific experience, qualifications, attributes and skills that led the sole member of our general partner to conclude that the persons appointed by it should serve as directors:
Mr. Bricker brings to the Board extensive investing and corporate finance experience, as well as a depth of knowledge of the upstream and midstream oil and gas industry. Mr. Bricker also bring substantial experience in mergers and acquisitions to the Board.
Mr. Langdon brings to the Board more than 45 years of management experience in energy banking, energy consulting and executive management and board experience in large and small, public and private, domestic and international energy companies. He has served as the Chief Financial Officer of EEX Corporation, a publicly traded production company that merged with Newfield Exploration. He has also held significant commercial positions with the Pennzoil Companies, including roles in business development and marketing. He was also the founder and owner of two privately held oil and gas companies. Mr. Langdon has extensive experience in finance and accounting that adds significant value to the board’s oversight role of our financial reporting. He has prior public company board and audit committee experience, which is beneficial for our board operations, and served as the chairman of the audit committee of Gasco until he was named Gasco’s President and Chief Executive Officer. The Board, after review and discussion of the applicable NYSE American listing standards and requirements, has determined that Mr. Langdon is “independent” for purposes of service on the Board.
Mr. Meisel brings to the Board expansive operating and management experience with respect to gathering, processing, treating and transmission infrastructure. He also brings extensive experience executing corporate finance transactions and corporate development transactions including acquisitions, divestitures, capital raises and project development transactions to the Board. The Board, after review and discussion of the applicable NYSE American listing standards and requirements, has determined that Mr. Meisel is “independent” for purposes of service on the Board.
Mr. Steen brings to the Board extensive operational, management and business development experience with respect to pipeline, storage and other midstream infrastructure assets. Mr. Steen also brings experience with respect to negotiation of commercial contracts and commercial projects to the Board.
The following sets forth the specific experience, qualifications, attributes and skills that led Stonepeak Catarina, as the holder of our Class C Preferred Units, to conclude that the persons appointed by them should serve as directors pursuant to Stonepeak Catarina’s rights under the Representation and Standstill Agreement:
Mr. Heim brings to the Board more than 40 years of experience in building, operating and managing midstream assets in the U.S.. He also brings extensive experience in joint ventures, project finance and project development having been involved in numerous new construction, operations, commercial decisions, risk planning and governmental and industry advocacy activities over the course of his career.
Mr. Kinder brings to the Board more than 25 years of experience in the acquisition, divestiture, financing and development of energy assets in North America.

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
Certifications
The NYSE American requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by a listed company of the NYSE American’s corporate governance listing standards, qualifying the certification to the extent necessary. In accordance with the rules of the NYSE American, we last provided such a certification on March 30, 2022. Certifications signed by the Chief Executive Officer and Chief Financial Officer of our general partner required by Sections 302 and 906 of the Sarbanes-Oxley Act have been included as exhibits to this Form 10-K.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, all filing requirements of Section 16(a) were satisfied on a timely basis with respect to fiscal year 2022, with the exception of a late Form 3 filing by Michael A. Heim. The delinquent filing has since been filed with the SEC.
Item 11. Executive Compensation
Our general partner has the sole responsibility for conducting our business and for managing our operations, and the Board makes decisions on our behalf. The executive officers of our general partner are employed by Evolve Transition Infrastructure GP LLC and manage the day-to-day affairs of our business.
Summary Compensation Table
The following table sets forth the compensation of our named executive officers (the “NEOs”) (which are the chief executive officer and the two next most highly compensated officers of our general partner) for 2022 and 2021:

Name and Principal Position (a)	Year	Salary	Bonus (b)	Unit Awards (c)	All Other Compensation (d)	Total
Gerald F. Willinger	2022	$—	$—	$—	$—	$—
Former Chief Executive Officer (e)	2021	$362,500	$—	$—	$1,682,786	$2,045,286

Charles C. Ward	2022	$416,193	$796,875	$—	$12,275	$1,225,343
Interim Chief Executive Officer, Chief Financial Officer and Secretary	2021	$375,000	$843,750	$—	$11,138	$1,229,888

Randall L. Gibbs	2022	$600,000	$696,986	$—	$16,500	$1,313,486
Former Chief Executive Officer (f)(g)	2021	$95,455	$—	$5,129,347	$—	$5,224,802

Michael A. Keuss	2022	$600,000	$696,986	$—	$7,500	$1,304,486
Former President and Chief Operating Officer (f)(g)	2021	$95,455	$—	$5,129,347	$—	$5,224,802

Jonathan C. M. Hartigan	2022	$246,094	$—	$—	$12,578	$258,672
Former President and Chief Investment Officer (g)(h)	2021	$59,659	$—	$2,308,307	$—	$2,367,966
(a)As of March 24, 2023. On November 3, 2021, Mr. Willinger resigned from his positions as Chief Executive Officer of our general partner and a member of the Board, to be effective November 30, 2021. On November 3, 2021, in connection with the HOBO Transaction, the Board appointed Randall Gibbs as Chief Executive Officer of our general partner, Michael Keuss as the President and Chief Operating Officer of our general partner and Jonathan Hartigan as the President and Chief Investment Officer of our general partner, with each such appointment becoming effective on December 1, 2021. Effective March 15, 2023, Mr. Gibbs and Mr. Keuss were terminated from their positions as Chief Executive Officer of our general partner and President and Chief Operating Officer of our general partner, respectively. Mr. Charles C. Ward was appointed Interim Chief Executive Officer on March 15, 2023.
(b)On October 1, 2021, the Board, in its discretion, determined that Mr. Ward’s annual cash bonus under the Prior Executive Agreement (as defined herein) for performance during fiscal year 2020 would be paid at the high end of the range, or 125%, resulting in a cash bonus of $468,750. On March 29, 2022, the Board, in its discretion, determined that Mr. Ward's annual cash bonus under the Prior Executive Agreement for performance during fiscal year 2021 would be paid at the midpoint of the range, or 100%, resulting in a cash bonus of $375,000. A portion of the 2021 cash bonus award of $140,625 was paid to Mr. Ward in 2021 with the remainder of the 2021 cash bonus of $234,375 paid out in 2022. In 2022, a one-time special bonus of $562,500 was paid in accordance with the Ward Executive Agreement.
(c)The amounts reported in this column reflect the aggregate grant date fair value of awards granted, if any, for fiscal years 2021 and 2020, computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 15 “Unit-Based Compensation,” to the Consolidated Financial Statements included under “Part II, Item 8. Financial Statements and Supplementary Data” for additional detail regarding these figures. On November 3, 2021, the Board granted Messrs. Gibbs, Keuss, and Hartigan Inducement Awards in the form of restricted common units that will vest in three separate tranches if certain performance conditions are satisfied. In addition, the Board granted Messrs. Gibbs, Keuss, and Hartigan long-term incentive awards (“LTIP Awards”) that will also vest in three separate tranches if certain performance conditions are satisfied.
(d)Our NEOs are eligible to participate in benefit plans such as medical, dental, vision, life and disability insurance, 401(k) and flexible spending accounts on the same terms as all employees or service providers. The amount in this column reflects the amount of matching contributions made under our 401(k) plan; parking cost paid for our NEOs; the cost of life insurance, accidental death and dismemberment insurance, and health insurance for our NEOs; and for Mr. Willinger who also served as director, this column includes cash fees he received for service as a director.
(e)On November 3, 2021, Mr. Willinger resigned from his position as Chief Executive Officer, effective as of November 30, 2021. As a result, the salary amount for Mr. Willinger for 2021 has been prorated based on salary paid from January 1, 2021 through November 30, 2021.
(f)Messrs. Gibbs and Keuss were terminated from their positions as Chief Executive Officer and President and Chief Operating Officer, respectively , effective on March 15, 2023. As a result, the titles for Messrs. Gibbs and Keuss were changed to Former Chief Executive Officer and Former President and Chief Operating Officer, respectively.
(g)The salary amounts for the Messrs. Gibbs, Keuss and Hartigan for 2021 reflect salary paid from November 3, 2021 through December 31, 2021.
(h)Mr. Hartigan resigned from his position as the President and Chief Investment Officer of our general partner effective August 26, 2022. As a result, the salary amount for Mr. Hartigan for 2022 has been prorated based on salary paid from January 1, 2022 through August 26, 2022 and his title has been changed to Former President and Chief Investment Officer.
Executive Agreements
The general partner has entered into Executive Service Agreements with the NEOs. Set forth below is the description of the material terms of these agreements.
Executive Services Agreements – Messrs. Gibbs, Keuss and Hartigan
On November 3, 2021, our general partner entered into Executive Services Agreements (each, a “HOBO Team Executive Agreement” and, collectively, the “HOBO Team Executive Agreements”) with each of Messrs. Gibbs, Keuss and Hartigan. Each of Messrs. Gibbs, Keuss and Hartigan are equity holders in HOBO. Each respective HOBO Team Executive Agreement provides for: (i) an annual base salary (Mr. Gibbs: $600,000, Mr. Keuss: $600,000, and Mr. Hartigan: $375,000), (ii) eligibility to receive an annual cash bonus equal to an amount between 100% and 150% of the base salary of Messrs. Gibbs, Keuss and Hartigan, as applicable, based on a qualitative assessment of financial and individual performance achievements, as determined in the Board’s sole discretion, (iii) a grant of Common Units as an inducement material to entering into employment with our general partner pursuant to the Evolve Transition Infrastructure 2021 Equity Inducement Award Plan (discussed further below) (Mr. Gibbs: 5,755,056 Common Units, Mr. Keuss: 5,755,056 Common Units, and Mr. Hartigan: 2,589,888 Common Units) (the “Inducement Awards”), (iv) eligibility to receive awards under the Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”), (v) participation in applicable retirement plans, health and welfare plans and disability insurance plans of our general partner and Evolve, (vi) unlimited paid vacation to be used in the reasonable discretion of each of Messrs. Gibbs, Keuss and Hartigan, as applicable, and (vii) reimbursement of certain reasonable out-of-pocket business expenses. As of the date of this Form 10-K, each of the HOBO Team Executive Agreements have been terminated – Mr. Hartigan’s Executive Service Agreement was terminated on August 26, 2022, and the Executive Service Agreements for each of Messrs. Gibbs and Keuss were terminated on March 15, 2023.
In connection with the termination of the HOBO Team Executive Agreements, each of Messrs. Gibbs, Keuss and Hartigan were entitled to certain of the payments described below.
Mr. Hartigan’s termination of his Executive Services Agreement was without Good Reason (as defined in his Executive Services Agreement), and, as a result, Mr. Hartigan was entitled to receive payment of any accrued but unpaid then-current base salary and any unpaid expense reimbursements (collectively, “Accrued Obligations”) up to his August 26, 2022 termination date.
Additionally, as a result of the termination by our general partner of the Executive Services Agreements for each of Messrs. Gibbs and Keuss being without Cause (as defined in the Executive Services Agreements for Messrs. Gibbs and Keuss), each executive was entitled to receive (x) payment of any Accrued Obligations and any then-unpaid Deferred Initial Bonus Amounts (as defined in the Executive Services Agreements for Messrs. Gibbs and Keuss) up to their March 15, 2023 termination date. Treatment of long-term incentive compensation awards in connection with each termination described above was governed by the applicable award agreement. Each of Messrs. Gibbs, Keuss and Hartigan are subject to a standard one-year non-compete covenant, which commenced on their respective termination dates.
Executive Services Agreement – Charles Ward
In connection with Mr. Ward’s appointment as the Interim Chief Executive Officer of our general partner, our general partner and Mr. Ward entered into that certain Second Amended and Restated Executive Services Agreement, effective as of March 15, 2023 (the “Amended Executive Agreement”), which was approved by the Board on March 10, 2023 and amends and restates the Ward Executive Agreement (as defined below). The Amended Executive Agreement, among other things, provides for Mr. Ward’s appointment as the Interim Chief Executive Officer of our general partner on a temporary basis and amends the definition of “Good Reason” to establish that “Good Reason” will not include (whether pursuant to the Ward Executive Agreement or the Amended Executive Agreement) Mr. Ward’s appointment to the position of Interim Chief Executive Officer, or the replacement of Mr. Ward as Interim Chief Executive Officer with a permanent President and Chief Executive Officer; provided that Mr. Ward continues to serve as the Chief Financial Officer and Secretary of our general partner following the appointment of a permanent President and Chief Executive Officer.
On September 2, 2022, our general partner entered into an Amended and Restated Executive Services Agreement (the “Ward Executive Agreement”) with Mr. Ward, which was approved by the Board on September 1, 2022. The Ward Executive Agreement amended and restated the Executive Services Agreement, dated August 2, 2019, between Mr. Ward and Sanchez Midstream Partners GP LLC (the “Prior Executive Agreement”).
The Ward Executive Agreement provided that Mr. Ward will (i) continue to serve in his current position with the general partner and provide services to the Partnership and our general partner during the applicable term, (ii) receive an annual base salary of $500,000, (iii) be eligible to receive an annual cash bonus based on a qualitative assessment of financial and individual performance achievements, and (iv) receive a one-time special bonus of $562,500. With respect to the annual cash bonus, the Ward Executive Agreement further provided that Mr. Ward’s annual cash bonus (x) for the 2022 calendar year will be equal to an amount between 125% and 200% of his base salary, and (y) for the 2023 calendar year will be equal to 200% of his base salary unless a Change in Control (as defined in the Ward Executive Agreement) occurs prior to such annual bonus being paid, in which case, such annual cash bonus will be equal to 125% of Mr. Ward’s base salary. Mr. Ward’s annual cash bonus may not be decreased with respect to the 2022 or 2023 calendar years, but may be increased in the absolute discretion of the Board. For the 2024 calendar year and thereafter, the target amount of Mr. Ward’s annual cash bonus will be equal to a percentage or range of percentages of his base salary as determined by the Board in its sole discretion.
Under the Ward Executive Agreement, in the event of the termination of Mr. Ward’s employment due to (a) Mr. Ward’s death, (b) the general partner terminating him as a result of Mr. Ward becoming “Disabled,” (c) the general partner terminating him without “Cause,” or (d) Mr. Ward terminating for “Good Reason” (as such terms are defined in the Ward Executive Agreement), Mr. Ward (or his designated beneficiaries, as applicable) will be entitled to receive: (i) any unpaid annual bonus for the last full year during which he performed services for the Partnership and our general partner, (ii) a pro-rated annual bonus for the year of termination, based on his annual bonus for such last full year (but not to exceed 125% of Mr. Ward’s base salary for 2023, if such last full year was the 2023 calendar year), and (iii) immediate vesting in full of any units awarded to Mr. Ward under the Partnership’s LTIP or any other long-term incentive programs available generally to the general partner’s executive officers in the future, as set forth in the applicable award agreements thereunder.
In addition, Mr. Ward (or his designated beneficiaries, as applicable) will also be entitled to receive the following severance payments or benefits in the event of the termination of Mr. Ward’s employment due to: (1) the general partner terminating him without “Cause,” (2) Mr. Ward terminating for “Good Reason,” or (3) the occurrence of a “Change in Control” (as defined in the Ward Executive Agreement) on or prior to April 1, 2024, and Mr. Ward terminating due to (A) Mr. Ward’s death, (B) the general partner terminating him as a result of Mr. Ward becoming Disabled, or (C) Mr. Ward terminating his employment for any reason, in each case, during a period beginning 60 days prior to and ending two years following such Change in Control, Mr. Ward will be entitled to receive: (w) a lump sum cash payment equal to 200% of $375,000, plus 200% of the largest annual cash bonus paid (or due to be paid) to him for the year in which the termination occurs or any year in the three calendar year period immediately preceding the date of termination, but in no event will such largest annual cash bonus (for purposes of such calculation) exceed $468,750, (x) payment of the COBRA premiums for Mr. Ward and his eligible dependents during the COBRA continuation period (if such coverage is timely elected by Mr. Ward), (y) any unpaid amount of his annual bonus for the last full year during which he performed services for the Partnership and our general partner, and the amount of his annual bonus for the current year, based on his annual bonus for such last full year (up to an amount that does not exceed (i) 125% of Mr. Ward’s base salary for 2023 if such last full year was the 2023 calendar year, or (ii) $468,750 if such last full year was not the 2023 calendar year, in each case pro-rated to the date of termination), and (z) immediate vesting in full of any units awarded to Mr. Ward under the Partnership’s LTIP or any other long-term incentive programs available generally to the general partner’s executive officers in the future, as set forth in the applicable award agreements thereunder.
On March 13, 2020, our general partner entered into an Award Letter Agreement with Mr.Ward (“Award Letter Agreement”). Pursuant to the Award Letter Agreement, the Board agreed with Mr. Ward to grant awards with respect to the performance of the Partnership in 2019 in amounts equal to $550,000 for Mr. Ward (the “Deferred Awards”). However, due to the declining market price of our common units from 2019 to 2020, the dilutive effect of granting awards to Mr.

Ward under the Plan in March 2020 would have been extreme, and in order to advance the interests of the Partnership and its unitholders, Mr. Ward agreed with our general partner to defer to determination on the form of the awards under the Award Letter Agreement until a time prior to March 31, 2021.
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
In connection with his resignation from his position as the President and Chief Investment Officer of our general partner effective August 26, 2022. Mr. Hartigan forfeited his prior grant of 2,589,888 common units under the Inducement Plan.
Long-Term Incentive Plan
On November 3, 2021, LTIP Awards were granted to Messrs. Gibbs, Keuss, and Hartigan in the form of restricted common units. Messrs. Gibbs and Keuss each received a grant of 1,469,376 common units and Mr. Hartigan received a grant of 661,248 common units. The LTIP Awards will vest in three (3) separate tranches if certain performance conditions are satisfied.
With respect to each tranche there is a primary vesting schedule which is tied to satisfaction of the Offtake Condition set forth in the Framework Agreement and an alternative vesting schedule that may apply upon satisfaction of certain performance metrics relating to total unitholder return. The performance goal under all tranches will be met upon the occurrence of the Offtake Condition within seven (7) years of the grant date; provided that, if the Offtake Condition occurs prior to November 3, 2023, then the third tranche will vest as of November 3, 2023. Alternatively, the performance goal will be met upon Evolve’s achievement of a total unitholder return, (i) with respect to the first tranche, of 150% for sixty (60) consecutive days during the period commencing on the grant date and ending on December 31, 2023, (ii) with respect to the second tranche, of 200% for sixty (60) consecutive days during the period commencing on January 1, 2023 and ending on December 31, 2024, and (iii) with respect to the third tranche, of 250% for sixty (60) consecutive days during the period commencing on January 1, 2024 and ending on December 31, 2025.
In connection with his resignation from his position as the President and Chief Investment Officer of our general partner effective August 26, 2022. Mr. Hartigan forfeit his prior grant of 661,248 common units under the LTIP.
Outstanding Equity Awards at Fiscal Year-End 2022
The following table sets forth the outstanding equity awards and their market value using the closing price of our common units on NYSE American at December 31, 2022 for the named executive officers:

Name	Number of Units Not Vested		Fair Market Value of Units Not Vested ⁽ᵃ⁾
Charles C. Ward	654,082	(b)	$78,490
Randall L. Gibbs	7,224,432	(c)	$866,932
Michael A. Keuss	7,224,432	(c)	$866,932

(a)Amounts are based on the closing price of our common units of $0.12 as reported on the NYSE American on December 30, 2022.
(b)Reflects restricted common units granted under the LTIP on March 4, 2019, which units vest pro-rata over a three year period. Except in connection with a change in control (as defined in the LTIP) or in the discretion of the Board of our general partner, any unvested restricted units will be forfeited upon such time as the holder is no longer an officer, employee, consultant or director of us, our general partner, any of their affiliates or any other person performing bona fide services for us.
(c)Reflects the restricted common units granted under the LTIP and the Inducement Plan on November 3, 2021.
Compensation of Directors
For the year ended December 31, 2022, compensation for the independent directors of the Board consisted of:
•a cash retainer of $12,500, payable monthly on the last day of each fiscal month from January 1, 2022, through December 31, 2022.
Messrs. Bricker, Heim, Kinder and Steen do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement.
The following table sets forth a summary of the 2022 compensation for the directors except for Messrs. Gibbs whose director compensation is included above under “—Summary Compensation Table”:

Director Compensation
Name	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation (a)	Total
Michael Bricker (b)	$—	$—	$—	$—
Randall L. Gibbs	$—	$—	$—	$—
Michael A. Heim (c)(e)	$—	$—	$—	$—
Jack Howell (c)(d)	$—	$—	$—	$—
David D. Kinder (c)(d)	$—	$—	$—	$—
Richard S. Langdon	$150,000	$—	$—	$150,000
Steven E. Meisel	$150,000	$—	$—	$150,000
John T. Steen III (b)	$—	$—	$—	$—
Luke R. Taylor (c)(e)	$—	$—	$—	$—

(a)All other compensation includes amounts for health, vision, dental, basic life and/or accidental death and dismemberment insurance premium fees paid by us for the director.
(b)As a result of being representatives of Stonepeak, as either employee or operating partner, Messrs. Bricker and Steen do not receive any compensation for their service on the Board.
(c)As appointees of the holders of the Class C Preferred Units, Messrs. Howell and Taylor, and subsequently, Messrs. Heim and Kinder, were not entitled to any compensation under our 2022 Board compensation program.
(d)Mr. Kinder replaced Mr. Howell’s position on the Board effective September 2, 2022.
(e)Mr. Heim replaced Mr. Taylor’s position on the Board effective April 1, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of our units, as of March 24, 2023, held by:
•each unitholder known by us to beneficially own more than 5% of our outstanding units;
•each of the current directors of the Board;
•each of our general partner’s named executive officers (as such term is defined by the SEC); and
•the directors and executive officers of our general partner as a group.
The list of persons named in the table below is derived from our review of Form 3, Form 4, Form 5, Schedule 13D and Schedule 13G filings made with the SEC as of March 24, 2023. The amounts and percentage of common units and Class C Preferred Units beneficially owned are reported on the basis of the SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, and/or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.
Percentage of total units beneficially owned is based on 231,032,052 common units and 37,751,040 Class C Preferred Units outstanding as of March 24, 2023, the number of common units beneficially owned and the number of Class C Preferred Units beneficially owned is based upon ownership as of March 24, 2023, unless otherwise specified. Except as indicated by footnote, to our knowledge the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name and address of Beneficial Owner (1)	Common Units Beneficially Owned		Class C Preferred Units Beneficially Owned		Percentage of Total Units Beneficially Owned
	Number	Percentage	Number	Percentage
Stonepeak Catarina Holdings, LLC (2)	200,202,635	78.5%	37,751,040	100%	81.3%
Charles C. Ward	870,098	*	—	—	*
Michael Bricker	—	—	—	—	—
Michael A. Heim	—	—	—	—	—
David D. Kinder	—	—	—	—	—
Richard S. Langdon	81,827	*	—	—	*
Steven E. Meisel	—	—	—	—	—
John T. Steen III	—	—	—	—	—
All directors and executive officers as a group (7 persons)	951,925	*	—	—	*
*Less than 1%
(1)Unless otherwise set forth below, the address of all beneficial owners is c/o Evolve Transition Infrastructure LP, 1360 Post Oak Blvd, Suite 2400, Houston, Texas 77056.
(2)Ownership data as reported on (i) Schedule 13D/A filed on November 22, 2022, by Stonepeak Catarina, Stonepeak Texas Midstream Holdco LLC, Stonepeak Catarina Upper Holdings LLC, Stonepeak Infrastructure Fund (Orion AIV) LP, Stonepeak Associates LLC, Stonepeak GP Holdings LP, Stonepeak GP Investors LLC, Stonepeak GP Investors Manager LLC and Michael Dorrell (collectively, the “Stonepeak Beneficial Owners”), SP Preferred Equity Subsidiary LLC (“SPPE Sub”), and SP Common Equity Subsidiary LLC (“SPCE Sub”), (ii) Form 4 filed on November 22, 2022 by the Stonepeak Beneficial Owners and (iii) Form 4 filed on February 2, 2023 by the Stonepeak Beneficial Owners. The number of common units disclosed in the Schedule 13D/A includes 23,765,948 common units that the Stonepeak Beneficial Owners currently have the right to acquire upon exercise of the Stonepeak Warrant held by Stonepeak Catarina. For purposes of this table, we have increased the common units Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant to 23,861,365, which reflects the incremental increase due to an increase in the number of issued and outstanding common units as of March 24, 2023, as a result the percentage of common units beneficially owned is based on a total of 254,893,417 common units. Such common units are not included for any other person on this table in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act. In addition, the total number of common units beneficially owned also includes (y) 4,509,792 common units held directly by SPCE Sub, SPCE Sub may be deemed the beneficial owner of such units, and (z) 9,000,000 common units held directly by SPPE Sub, which Stonepeak Catarina transferred to SPPE Sub on November 9, 2021 at no cost in a transaction exempt from Section 16 of the Exchange Act pursuant to Rule 16a-13, SPPE Sub may be deemed the beneficial owner of such units. The principal business address of each reporting person in the Schedule 13D/A is 55 Hudson Yards, 550 W. 34th St., 48th Floor, New York, NY 10001. The Schedule 13D/A filing lists each of the Stonepeak Beneficial Owners as having shared voting and dispositive power over the common units and the Class C Preferred Units.
Equity Compensation Plan Information
The following table reflects our equity compensation plan information for our only equity compensation plan, the Sanchez Production Partners LP Long-Term Incentive Plan, as of December 31, 2022:

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by security holders	—	$—	25,126,090
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	25,126,090
Item 13. Certain Relationships and Related Transactions, and Director Independence
Relationship with Stonepeak
Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units, which are comprised solely of our Class C Preferred Units.
As of March 24, 2023, Stonepeak owns (i) 200,202,635 common units, representing approximately 78.5% of our total 254,893,417 outstanding common units (the common unit amounts include 23,861,365 common units Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant), (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner. SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board and is considered a related party of the Partnership. Stonepeak Catarina is considered to be our parent because it is our affiliate and has the power to control us, directly or indirectly, through its ownership of common units, Class C Preferred Units, and all of the issued and outstanding equity interests of SP Holdings and its other contractual rights with us.
Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and transfers all of the common units held by it to our general partner or a controlled affiliate of our general partner, Stonepeak will be able, via its limited call right, to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates. During the period from December 28, 2022 to March 15, 2023, Stonepeak held more than 80% of our outstanding common units. As of the date of this Form 10-K Stonepeak holds approximately

76.3% of our common units. If Stonepeak holds more than 80% of our common units at any point following the date of this Form 10-K, Stonepeak will be able to cause our general partner to exercise the limited call right at any time after Stonepeak completes the Stonepeak LCR Transfer by causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of our general partner’s limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Exchange Act.
Currently, four of our directors, Michael Bricker, Michael A. Heim, David D. Kinder and John T. Steen III are representatives of Stonepeak, as either employees or operating partners of Stonepeak. Messrs. Bricker, Heim, Kinder and Steen do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement. Prior to their replacement, Messrs. Howell and Taylor did not receive separate compensation for their service on the Board, but they were entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement. “See Part III, Item 11. Executive Compensation—Compensation of Directors.”
Relationship with SP Holdings
We are controlled by our general partner, Evolve Transition Infrastructure GP LLC. The sole member of our general partner is SP Holdings which has no officers. The sole member of SP Holdings is Stonepeak Catarina and the managing member of SP Holdings is Stonepeak Catarina Upper Holdings, LLC, an affiliate of Stonepeak Catarina.
Shared Services Agreement
We have entered into the Shared Services Agreement with SP Holdings. In connection with providing the services under the Shared Services Agreement, SP Holdings receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction. Prior to August 2, 2019 each of these fees, not including the reimbursement of costs, was paid in cash unless SP Holdings elected for such fee to be paid in our equity. However, on August 2, 2019, we and SP Holdings entered into a letter agreement providing that until such time as we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings will elect to receive its fees, not including reimbursement of costs, in common units rather than cash. In addition, on November 8, 2019, we and SP Holdings entered into an additional letter agreement providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units (the “Tolling Period”), SP Holdings would agree to delay receipt of its fees, not including reimbursement of costs. During the Tolling Period, we are required to keep an accurate ledger of the dollar amount of the fee applicable to each quarter within the Tolling Period and the daily closing price of our common units on the NYSE. Following the end of the Tolling Period we will provide a notice to SP Holdings including such ledgers and pay the accrued fees within thirty days of delivery of such notice. The Shared Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or SP Holdings provide notice of termination to the other with at least 180 days’ notice. During the year ended December 31, 2022, pursuant to the November 8, 2019 letter agreement, SP Holdings did not receive any fees, other than reimbursement of its costs. However, pursuant to the requirements under the November 8, 2019 letter agreement, we have determined that there was a net benefit during the years ended December 31, 2022 and 2021, of approximately $6.4 million and $1.9 million, respectively. The November 8, 2019 letter agreement resulted in the accumulating balance being subject to mark-to-market adjustments based on the market price for our common units. The volatility in our common unit market price during the periods caused the swing in fees earned.
The Shared Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by SP Holdings if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by SP Holdings or (2) there is a change in control of SP Holdings. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak Catarina’s consent to its termination of the Shared Services Agreement. The Shared Services Agreement provides that if there is a termination other than by either party at the end of the Shared Services Agreement’s term, by the Partnership for an uncured breach by SP Holdings, or by the Partnership upon a change of control of SP Holdings, then the Partnership will owe a termination payment to SP Holdings in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. We estimate that this amount was in excess of $34.0 million as of December 31, 2022. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to SP Holdings all costs and expenses of SP Holdings that result from such termination. To date, no notice of termination of the Shared Services Agreement has been delivered by SP Holdings, and the Partnership is continuing to discuss the Shared Services Agreement with SP Holdings.
Relationship with HOBO
As described below under “—Related Party Transactions—2021—HOBO Transaction,” we have the option to fund certain development expenses of HOBO, in our sole discretion, as HOBO seeks to develop, construct, own and operate renewable fuels facilities. Messrs. Gibbs and Keuss, who served as the Chief Executive Officer and Chief Operating Officer of our general partner, respectively, during the year ended December 31, 2022, also serve as the Chief Executive Officer and President, respectively, of HOBO and are also owners of a substantial majority of the equity interests in HOBO. However, effective as of March 15, 2023, HOBO is no longer considered a related person because Messrs. Gibbs, Keuss and Hartigan are no longer officers of the Partnership.
As described in “Part I, Item 1. Business—Subsequent Events—First Amendment to Framework Agreement,” we entered into the Framework Amendment on February 17, 2023, which provides us with the election to fund development expenses of HOBO only if we, in our sole discretion, elect to proceed with the Initial Project (as defined in the Framework Agreement).
Related Party Transactions
2021
HOBO Transaction
On November 3, 2021, we entered into a Framework Agreement with HOBO. At the time of entry into the Framework Agreement there were no other material relationships between us or any of our affiliates and HOBO. On February 17, 2023, we entered into the First Amendment to Framework Agreement with HOBO (as amended, the “Framework Agreement”). The Framework Agreement provides that, subject to the satisfaction of applicable conditions precedent, we will fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities (each, a “Project”). HOBO’s initial Project is a 9,000 barrel per day (120 million gallons per year) renewable diesel production facility (the “Initial Project”).
Upon satisfaction of the Offtake Condition, HOBO will send written notice thereof to us. If, following our review of the supporting materials relating to the Offtake Condition (as defined in the Framework Agreement) we are, in our sole discretion satisfied and elect to proceed with the Initial Project, then we will pay to HOBO the lesser of 50% of the Qualified Development Costs incurred as of such date and $3.0 million (the “Initial Development Payment”). If we, in our sole discretion, elect not to proceed with the Initial Project, then no Initial Development Payment shall be due or payable to HOBO. If we elect not to proceed with the Initial Project then no payment by Evolve shall ever become payable under the Framework Agreement with respect to the Initial Project.
Assuming we proceed with the Initial Project and pay the Initial Development Payment, then upon receipt of all Material Permits (as defined in the Framework Agreement) for the Initial Project and conclusion of the FEL2 Level Pre-Feasibility Study Report verifying the Initial Project can be completed in accordance with the Qualified Project Model, HOBO will send written notice thereof to us and if we are reasonably satisfied with our review of the supporting materials, we will pay to HOBO (i) the lesser of 50% of the aggregate Qualified Development Costs incurred as of such date and $7.5 million minus (ii) the amount of any Qualified Development Costs previously paid by us (the “Interim Development Payment”).
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
If we make each of the required funding payments in connection with the Initial Project, the approximate dollar value of such payments would be approximately $15.0 million plus the amount of the Incentive Development Fee. As explained above in “Part III, Item 13. Related Party Transactions—Relationship with HOBO,” Messrs. Gibbs and Keuss, who served as the Chief Executive Officer and Chief Operating Officer of our general partner, respectively, during the year ended December 31, 2022, also serve as the Chief Executive Officer and President, respectively, of HOBO and are also owners of a substantial majority of the equity interests in HOBO. As a result of their ownership of HOBO, each of Messrs. Gibbs and Keuss would receive a substantial proportion of such payments. Additionally, all or part of the cash portion of the Incentive Development Fee may be utilized to purchase Class A units in the holding company. As a result, HOBO may choose to acquire additional interests in the Initial Project as a result of ownership of such Class A units. Any increase in HOBO’s ownership of Class A units would increase each of Messrs. Gibbs and Keuss indirect interest in the holding company and could increase the value of their interest in the HOBO Transaction.
2022
Relationship with West Texas Gas Marketing LLC
On October 1, 2022, our general partner entered into an Interruptible Gas Purchase Contract (the “Gas Purchase Contract”) with West Texas Gas Marketing LLC (“WTG”). WTG is a related person of the Partnership because (i) John T. Steen III, who serves as the Chairman and a member of the Board, also serves as Chief Executive Officer of WTG, and (ii) Michael A. Heim, who serves as a member of the Board, also serves on the board of WTG. During the year ended December 31, 2022, we sold natural gas to WTG under the Gas Purchase Contract of approximately $0.2 million.
Director Independence
See “Part III, Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.
Item 14. Principal Accountant Fees and Services
We engaged our principal accountant, KPMG LLP (PCAOB ID No. 185) (“KPMG”), to audit our financial statements and perform other professional services for the fiscal years ended December 31, 2022 and 2021.
Audit Fees. The aggregate fees billed for the financial statement audit or services provided in connection with statutory or regulatory filings for the years ended December 31, 2022 and 2021 were $670,000 and $780,500, respectively.
Audit-Related Fees. There were no audit-related fees billed by KPMG for the years ended December 31, 2022 and 2021.
Tax Fees. There were no tax fees billed by KPMG for the years ended December 31, 2022 and 2021.
All Other Fees. There were no other fees billed by KPMG for the years ended December 31, 2022 and 2021.

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

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)The following documents are filed as a part of this Form 10-K:
1.Financial Statements:
See “Part II, Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules:
None.
3.Exhibits Required by Item 601 of Regulation S-K.
The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.
(b)The following exhibits are filed or furnished with this Form 10-K or incorporated by reference:

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

2.4
Purchase and Sale Agreement, dated October 12, 2017, between Sanchez Midstream Partners LP and Dallas Petroleum Group, LLC (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on November 14, 2017, File No. 001-33147).

2.5
Agreement to Purchase Oil and Gas Interests, dated April 30, 2018, between SEP Holdings IV, LLC and EP Energy E&P Company, L.P. (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on May 10, 2018, File No. 001-33147).

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

3.10
Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated March 2, 2015 (incorporated herein by reference to Exhibit 4.5 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.11
Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated May 8, 2015 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A filed by Sanchez Production Partners LP on September 3, 2015, File No. 001-33147).

3.12
Amendment No. 2 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated October 14, 2015 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

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

3.15
Amendment No. 5 to Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, dated February 26, 2021 (incorporated herein by reference to Exhibit 3.4 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 26, 2021, File No. 001-33147).

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

10.5
Fourth Amendment to Third Amended and Restated Credit Agreement, dated July 5, 2016, among Sanchez Production Partners LP, the guarantors party thereto, each of the lenders party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on August 12, 2016, File No. 001-33147).

10.6
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated as of April 17, 2017, between Sanchez Production Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Production Partners LP on May 15, 2017, File No. 001-33147).

10.7
Sixth Amendment to the Third Amended and Restated Credit Agreement, dated as of November 7, 2017, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on November 14, 2017, File No. 001-33147).

10.8
Seventh Amendment to the Third Amended and Restated Credit Agreement, dated as of February 5, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by Sanchez Midstream Partners LP on March 12, 2018, File No. 001-33147).

10.9
Eighth Amendment to the Third Amended and Restated Credit Agreement, dated as of May 7, 2018, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Sanchez Midstream Partners LP on May 10, 2018, File No. 001-33147).

10.10
Ninth Amendment to the Third Amended and Restated Credit Agreement, dated as of November 22, 2019, between Sanchez Midstream Partners LP, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on November 25, 2019, File No. 001-33147).

10.11
Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020, between Sanchez Midstream Partners LP, the lenders party thereto and Royal Bank of Canada, as Administrative Agent and as Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on November 9, 2020, File No. 001-33147).

10.12*
Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of July 28, 2021, between Evolve Transition Infrastructure LP, the guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as Administrative Agent.

10.13**
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of August 20, 2021, between Evolve Transition Infrastructure LP, the guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 23, 2021, File No. 001-33147).

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

10.32+
Sanchez Production Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

10.33+
Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on December 3, 2015, File No. 001-33147).

10.34+
Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on March 28, 2017, File No. 001-33147).

10.35
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

10.37
Amended and Restated Board Representation and Standstill Agreement, dated August 2, 2019, by and among Sanchez Midstream Partners LP, Sanchez Midstream Partners GP LLC and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.38
Form of Award Agreement Relating to Restricted Units (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.39
Award Agreement Relating to Restricted Units, dated March 18, 2021, between Evolve Transition Infrastructure LP and Charles C. Ward (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 23, 2021, File No. 001-33147).

10.40
ATM Sales Agreement, dated as of April 20, 2021 between Evolve Transition Infrastructure LP and Virtu Americas LLC (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 20, 2021, File No. 001-33147).

10.41
Warrant Exercisable for Junior Securities, dated August 2, 2019, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

10.42
Amendment No. 1 to Warrant Exercisable for Junior Securities, dated February 24, 2021, by and between Sanchez Midstream Partners LP and Stonepeak Catarina Holdings LLC (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.43
Amendment No. 2 to Warrant Exercisable for Junior Securities, dated May 3, 2021 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on August 12, 2021, File No. 001-33147).

10.44
Amendment No. 3 to Warrant Exercisable for Junior Securities, dated August 2, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 3, 2021, File No. 001-33147).

10.45
Amendment No. 4 to Warrant Exercisable for Junior Securities, dated November 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.46
Amendment No. 5 to Warrant Exercisable for Junior Securities, dated November 9, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.47
Amendment No. 6 to Warrant Exercisable for Junior Securities, dated February 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 3, 2022, File No. 001-33147).

10.48
Amendment No. 7 to Warrant Exercisable for Junior Securities, dated May 2, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 29, 2022, File No. 001-33147)

10.49
Amendment No. 8 to Warrant Exercisable for Junior Securities, dated August 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on August 1, 2022, File No. 001-33147)

10.50
Amendment No. 9 to Warrant Exercisable for Junior Securities, dated December 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on December 30, 2022, File No. 001-33147)

10.51**
Amended and Restated Limited Liability Company Agreement, dated August 4, 2021, by and between Evolve Transition Infrastructure LP, Stonepeak Rocket Holdings LP, Nuvve Corporation, and Levo Mobility LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.52**
Parent Letter Agreement, dated August 4, 2021, by and between Evolve Transition Infrastructure LP, Stonepeak Rocket Holdings LP, Nuvve Corporation, and Levo Mobility LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Evolve Transition Infrastructure LP on November 10, 2021, File No. 001-33147).

10.53+
Inducement Award Agreement Relating to Restricted Units, dated November 3, 2021, between Randall L. Gibbs and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.54+
Inducement Award Agreement Relating to Restricted Units, dated November 3, 2021, between Mike Keuss and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.55+
Inducement Award Agreement Relating to Restricted Units, dated November 3, 2021, between Jonathan Hartigan and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.56+
Award Agreement Relating to Restricted Units, dated November 3, 2021, between Randall L. Gibbs and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.57+
Award Agreement Relating to Restricted Units, dated November 3, 2021, between Mike Keuss and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.58+
Award Agreement Relating to Restricted Units, dated November 3, 2021, between Jonathan Hartigan and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.59+
Award Letter Agreement, dated March 13, 2020, by and between Charles C. Ward and Sanchez Midstream Partners GP LLC (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by Evolve Transition Infrastructure LP on March 16, 2021, File No. 001-33147).

10.60
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

10.61**
Gas Lift Agreement, entered into on April 21, 2021 but effective January 1, 2021, by and between SN Catarina, LLC and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 26, 2021, File No. 001-33147).

10.62**
Framework Agreement, dated as of November 3, 2021, by and between HOBO Renewable Diesel LLC and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.63*+
Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan, effective as of November 3, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on November 9, 2021, File No. 001-33147).

10.64+
Amended and Restated Executive Services Agreement, dated as of September 2, 2022, by and between Charles C. Ward and Evolve Transition Infrastructure GP LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on September 2, 2022, File No. 001-33147)

10.65**
Amended and Restated Firm Gathering and Processing Agreement, dated May 27, 2022, by and between SN Catarina, LLC and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 31, 2022, File No. 001-33147)

10.66
Settlement Agreement, dated May 27, 2022, by and among SN Catarina, LLC, Catarina Midstream, LLC, Mesquite Energy, Inc., Evolve Transition Infrastructure LP, Evolve Transition Infrastructure GP LLC, SP Holdings, LLC, and SN Operating, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 31, 2022, File No. 001-33147)

10.67
Letter Agreement, dated May 27, 2022, by and between SN Catarina, LLC and Catarina Midstream, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 31, 2022, File No. 001-33147)

10.68
Mutual Release Agreement, effective as of May 27, 2022, by and among Mesquite Energy, Inc., SN Catarina, LLC, SN Operating LLC, Evolve Transition Infrastructure LP, Catarina Midstream, LLC, Evolve Transition Infrastructure GP LLC and SP Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on June 28, 2022, File No. 001-33147)

10.69
Assignment Agreement, dated June 23, 2022, by and between Evolve Transition Infrastructure LP and Mesquite Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on June 28, 2022, File No. 001-33147)

10.70
First Amendment to Framework Agreement, dated as of February 17, 2023, by and between HOBO Renewable Diesel LLC and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 21, 2023. File No. 001-33147).

10.71+
Second Amended and Restated Executive Services Agreement, dated March 15, 2023, by and between Charles C. Ward and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 15, 2023. File No. 001-33147)

21.1*	List of subsidiaries of Evolve Transition Infrastructure LP.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer, Chief Financial Officer and Secretary of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer, Chief Financial Officer and Secretary of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
________________________________________
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

Evolve Transition Infrastructure LP

	By:	Evolve Transition Infrastructure GP LLC, its general partner

Date: March 27, 2023	By:	/s/ Charles C. Ward
	Name:	Charles C. Ward
	Title:	Interim Chief Executive Officer, Chief Financial Officer and Secretary
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Charles C. Ward as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
This report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles C. Ward	Interim Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial Officer)	March 27, 2023
Charles C. Ward

/s/ John T. Steen III	Director; Chairman of the Board	March 27, 2023
John T. Steen III

/s/ Michael Bricker	Director	March 27, 2023
Michael Bricker

/s/ Michael A. Heim	Director	March 27, 2023
Michael A. Heim

/s/ David D. Kinder	Director	March 27, 2023
David D. Kinder

/s/ Richard S. Langdon	Director	March 27, 2023
Richard S. Langdon

/s/ Steven E. Meisel	Director	March 27, 2023
Steven E. Meisel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Evolve Transition Infrastructure LP and the Board of Directors of Evolve Transition Infrastructure GP LLC
Evolve Transition Infrastructure LP:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Evolve Transition Infrastructure LP and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Evaluation of gathering and transportation assets for impairment triggering events
As discussed in Note 8 to the consolidated financial statements, the Partnership performs a periodic assessment of gathering and transportation assets to identify facts or circumstances, or triggering events, that indicate the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. As of December 31, 2022, the Partnership had $87.5 million of gathering and transportation assets.
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
March 27, 2023

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit data)

	Years Ended December 31,
	2022	2021
Revenues
Gathering and transportation lease revenues	36,109	51,482
Total revenues	36,109	51,482
Expenses
Operating expenses
Transportation operating expenses	9,877	8,501
General and administrative expenses	6,029	10,103
Unit-based compensation expense	53	955
Loss on sale of assets	4,408	—
Depreciation and amortization	18,516	20,559
Accretion expense	421	387
Total operating expenses	39,304	40,505
Other (income) expense
Interest expense, net	55,230	112,969
Loss (earnings) from equity investment	(6,139)	54,073
Other (income) expense	719	(643)
Total other expenses	49,810	166,399
Total expenses	89,114	206,904
Loss before income taxes	(53,005)	(155,422)
Income tax expense (benefit)	132	(5)
Loss from continuing operations	(53,137)	(155,417)
Income from discontinued operations	—	878
Net loss	$(53,137)	$(154,539)
Net loss per unit
Common units - Basic and Diluted	$(0.35)	$(2.04)
Weighted Average Units Outstanding
Common units - Basic and Diluted	152,638,766	75,693,259
See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except unit data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$2,785	$1,675
Accounts receivable	2,415	19,466
Prepaid expenses	371	629
Fair value of warrants	—	664
Deferred lease incentive	1,122	—
Total current assets	6,693	22,434
Gathering and transportation assets, net	87,478	98,235
Intangible assets, net	106,752	118,329
Equity investments	14,964	20,198
Deferred lease incentive, net	9,813	—
Right of use assets, net	5,899	1,428
Other non-current assets	75	75
Total assets	$231,674	$260,699

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,675	$3,225
Accounts payable and accrued liabilities - related entities	—	12,869
Royalties payable	359	359
Short-term debt, net of debt issuance costs	19,793	8,841
Class C Preferred Units	411,800	397,387
Short-term lease liabilities	2,204	391
Current liabilities from discontinued operations	79	79
Total current liabilities	438,910	423,151
Other liabilities
Long-term accrued liabilities - related entities	3,839	10,215
Asset retirement obligation	5,121	4,700
Long-term debt, net of discount and debt issuance costs	—	39,488
Long-term lease liabilities	2,773	782
Other liabilities	3,140	7,483
Total other liabilities	14,873	62,668
Total liabilities	453,783	485,819
Commitments and contingencies (See Note 13)
Partners’ deficit
Common units, 225,307,052 and 124,448,646 units issued and outstanding as of December 31, 2022 and 2021, respectively	(222,109)	(225,120)
Total partners’ deficit	(222,109)	(225,120)
Total liabilities and partners’ deficit	$231,674	$260,699
See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(53,137)	$(154,539)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	6,939	7,541
Amortization of debt issuance costs	517	921
Accretion of Class C discount	—	52,182
Class C distribution accrual	14,413	—
Accretion expense	421	460
Distributions from equity investments	11,671	15,596
Equity (earnings) loss in affiliate	(6,139)	54,073
Bad debt expense	—	(1,926)
(Gain) loss on sale of assets	4,408	(537)
Mark-to-market on Stonepeak Warrant	(4,344)	5,779
Net cash settlements received on commodity derivative contracts	—	101
(Gain) loss on Nuvve Holding Warrants	664	(664)
Unit-based compensation	76	2,291
Amortization of deferred lease incentive	653	—
Amortization of intangible assets	11,577	13,457
Changes in Operating Assets and Liabilities:
Accounts receivable	5,461	(12,726)
Prepaid expenses	258	(34)
Other assets	—	118
Accounts payable and accrued liabilities	38,297	48,662
Other long-term liabilities	2	289
Net cash provided by operating activities	31,737	31,044
Cash flows from investing activities:
Initial direct costs of right of use assets	(1,037)	—
Proceeds from sales of oil and natural gas properties	—	15,721
Proceeds from sale of gathering and transportation assets	500	—
Construction of gathering and transportation assets	(739)	(133)
Contributions to equity affiliates	(298)	(232)
Net cash provided by (used in) investing activities	(1,574)	15,356
Cash flows from financing activities:
Repayment of debt	(34,000)	(67,300)
Draw on revolving loan	5,000	5,500
Issuance of common units	—	17,054
Payments for offering costs	—	(672)
Debt issuance costs	(53)	(1,025)
Net cash used in financing activities	(29,053)	(46,443)
Net increase (decrease) in cash and cash equivalents	1,110	(43)
Cash and cash equivalents, beginning of period	1,675	1,718
Cash and cash equivalents, end of period	$2,785	$1,675
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(20)	$255
Right of use assets and operating lease obligations recognized including adjustments	$5,522	$1,173
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$5	$139
Cash paid during the period for interest	$1,444	$2,575
See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)

	Common Units		Total Capital
	Units	Amount
Partners’ Deficit, December 31, 2020	19,953,880	$(153,544)	$(153,544)
Unit-based compensation programs	18,662,379	2,291	2,291
Issuance of common units, net of offering costs of $0.7 million	18,503,742	16,382	16,382
Common units issued as Class C Preferred distributions	67,328,645	64,290	64,290
Net loss	—	(154,539)	(154,539)
Partners’ Deficit, December 31, 2021	124,448,646	$(225,120)	$(225,120)
Unit-based compensation programs	(3,251,136)	76	76
Common units issued as Class C Preferred distributions	104,109,542	56,072	56,072
Net loss	—	(53,137)	(53,137)
Partners’ Deficit, December 31, 2022	225,307,052	$(222,109)	$(222,109)
See accompanying notes to consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. Additionally, in November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which changed the effective date for certain issuers to annual and interim periods in fiscal years beginning after December 15, 2022, and earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.
Liquidity and Going Concern
The Partnership’s inability to generate sufficient liquidity to meet future debt obligations raises substantial doubt regarding our ability to continue as a going concern. The Credit Agreement matures September 30, 2023 and our ability to continue as a going concern is contingent upon our ability to either (i) refinance or extend the maturity of the Credit Agreement, or (ii) obtain adequate new debt or equity financing to repay the Credit Agreement in full at maturity. We intend to refinance or extend the maturity of the Credit Agreement prior to its maturity date. However, we may not be able to refinance or extend the maturity of the Credit Agreement or, if we are able to refinance or extend the maturity, we may not be able to do so with borrowing and debt issue costs, terms, covenants, restrictions, commitment amount or a borrowing base favorable to us. As such, we have concluded that these plans are outside of the control of management and therefore substantial doubt continues to exist. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of substantial doubt as to the Partnership’s ability to continue as a going concern. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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
In October 2015, we acquired (the “Catarina Transaction”) a gathering system from Mesquite (“the Catarina Gathering System”), which is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties in Texas. In conjunction with the Catarina Transaction, we entered into a 15-year firm gas gathering and processing agreement with Mesquite, pursuant to which Mesquite agreed to tender all of its crude oil, natural gas and other hydrocarbon-based product volumes on approximately 35,000 dedicated acres for processing and transportation through the Catarina Gathering System, with the potential to tender additional volumes outside of the dedicated acreage (the “Gathering Agreement”).
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
Accounts Receivable, Net
Our accounts receivable are primarily from our contractual agreements with Mesquite and its subsidiaries. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted. Our allowance for doubtful accounts was $0.4 million as of December 31, 2022 and 2021.
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
Mesquite accounted for 100% and 93% of total revenue for the years ended December 31, 2022 and 2021, respectively. We are highly dependent upon Mesquite as our most significant customer, and we expect to derive a substantial portion of our revenue from Mesquite in the foreseeable future. Accordingly, we are indirectly subject to the business risks of Mesquite.

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
Asset Retirement Obligations
Asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, asset life, inflation and the credit-adjusted risk-free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period as accretion expense in our consolidated statements of operations, and the capitalized cost is amortized over the useful life of the related asset and is included in depreciation and amortization expense in our consolidated statements of operations.
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
Information related to the upstream oil and natural gas assets sold have been reflected in the consolidated financial statements as discontinued operations. The following table presents the results of operations and the gain on disposal which has been included in discontinued operations (in thousands):

Year Ended December 31,
2021
Revenues
Natural gas sales	$255
Oil sales	3,241
Natural gas liquid sales	182
Total revenues	3,678
Expenses
Operating expenses
Lease operating expenses	1,797
Production taxes	160
Gain on sale of assets	(67)
Depreciation, depletion and amortization	439
Accretion expense	73
Total operating expenses	2,402
Income before income taxes	1,276
Income tax expense	398
Income from discontinued operations	$878
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
Disaggregation of Revenue
The Gathering Agreement is classified as an operating lease and is accounted for under ASC 842, “Leases” and is reported as gathering and transportation lease revenues in our consolidated statements of operations.
During the year ended December 31, 2022 and 2021, we recognized revenue of approximately $36.1 million and $51.5 million, respectively, under ASC 842. Mesquite accounted for 100% and 93% of total revenue for the years ended December 31, 2022 and 2021, respectively. We are highly dependent upon Mesquite as our most significant customer.
During the year ended December 31, 2022 and 2021, we did not record any revenue under ASC 606. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

We account for income from our unconsolidated equity method investments as earnings from equity investments in our consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 12 “Investments.”
Contract Balances
At December 31, 2022, and 2021 our accounts receivable were approximately $2.3 million and $19.1 million, respectively, under ASC 842.
On May 27, 2022, but effective as of April 1, 2022, we entered into the A&R Gathering Agreement, a related side letter agreement and the 2022 Settlement Agreement (collectively the “Settlement Documents”). We accounted for the Settlement Documents as a single contract modification of the Original Gathering Agreement under the contract combination guidance in ASC 842.
Prior to the execution of the A&R Gathering Agreement, Mesquite disputed the tariff rate for interruptible throughput volumes from Eastern Catarina (as defined below) billed from July 1, 2021 forward, which resulted in a disputed receivable balance of approximately $26.7 million. Under the terms of the A&R Gathering Agreement and other agreements concurrently entered into, approximately $15.1 million of the disputed receivable balance was paid in cash. In addition, the A&R Gathering Agreement amended key provisions of the Original Gathering Agreement in a manner favorable to us. Principally, it provides for, among other things, a new dedication of the eastern portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (“Eastern Catarina”), whereas only Western Catarina (as defined in Note 11 “Intangible Assets”) was dedicated under the Original Gathering Agreement. The A&R Gathering Agreement also established gathering and processing fee rates for both Western Catarina and Eastern Catarina as well as rates for new production from the Dedicated Acreage (as defined in the A&R Gathering Agreement) and from the Subject Wells (as defined in the A&R Gathering Agreement).
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
Amortization of the deferred A&R Gathering Agreement lease incentive for the year ended December 31, 2022, was approximately $0.7 million. This amortization is recorded as a reduction to gathering and transportation lease revenues in our consolidated statements of operations.
Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2022, and 2021, our accounts receivables from contracts with customers was zero.
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value Measurements at December 31, 2022
	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$—	$—	$—
Other liabilities
Stonepeak Warrant	—	(2,853)	—	(2,853)
Total	$—	$(2,853)	$—	$(2,853)
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
As of December 31, 2022 and 2021, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.
Fair Value on a Non-Recurring Basis
The Partnership follows the provisions of Topic 820-10, “Fair Value Measurement,” for non-financial assets and liabilities measured at fair value on a non-recurring basis. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs under the fair value hierarchy. We periodically review gathering and transportation assets for impairment when facts and circumstances indicate that their carrying values may not be recoverable.
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
Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6 “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the consolidated balance sheets. As of December 31, 2022, the Nuvve Holding Warrants fair value was determined to be zero.
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
Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 12 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. For the years ended December 31, 2022 and 2021, the fair value of the earnout was determined to be zero.
6. DERIVATIVE AND FINANCIAL INSTRUMENTS
On May 17, 2021, the Partnership entered into a letter agreement (the “Levo Letter Agreement”) with Nuvve Holding Corp. (“Nuvve Holding”) and Stonepeak Rocket Holdings LP, relating to the proposed formation of a joint venture, Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”). In connection with the Levo Letter Agreement, on May 17, 2021, Nuvve Holding issued ten-year warrants to the Partnership as follows: (i) Series B Warrants to purchase 200,000 shares of Nuvve Holding’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance; (ii) Series C warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures; (iii) Series D warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures; (iv) Series E warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and (v) Series F warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures (collectively, the “Nuvve Holding Warrants”).The Nuvve Holding Warrants are accounted for in accordance with Topic 815, “Derivatives and Hedging,” and are recorded on the consolidated balance sheets at fair value. Changes in the Nuvve Holding Warrants’ fair value are recognized in earnings and included in “Other (income) expense” on the consolidated statements of operations.

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021
Beginning fair value of warrants	$664	$—
Net gain (loss) on warrants	(664)	664
Ending fair value of warrants	$—	$664
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
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of December 31, 2022, we had approximately $20.2 million of debt outstanding, comprised solely of the Term Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan, which are, as of the quarter ended December 31, 2021, $3.0 million per fiscal quarter, decreasing to $2.0 million per fiscal quarter commencing with the quarter ending March 31, 2023. As of December 31, 2022, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through March 2023. The maximum revolving credit amount is $5.0 million leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of December 31, 2022.
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
The Credit Agreement contains fallback language that seeks to facilitate an agreement with the administrative agent under on a replacement benchmark rate for LIBOR upon the occurrence of certain benchmark transition events or an early opt-in election. Upon the occurrence of one of these triggering events, the administrative agent has the right to make conforming changes to the Credit Agreement to reflect the new benchmark rate. The replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates.

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
At December 31, 2022, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan and we expect these quarterly amortizing payments will be made from our operating cash flows and other capital resources. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.
Debt Issuance Costs
As of December 31, 2022 and 2021, our unamortized debt issuance costs were approximately $0.4 million and $0.6 million, respectively. These costs are amortized to interest expense in our consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the years ended December 31, 2022 and 2021 was approximately $0.5 million and $0.9 million, respectively.
8. GATHERING AND TRANSPORTATION ASSETS
Gathering and transportation assets consisted of the following (in thousands):

	December 31,
	2022	2021
Gathering and transportation assets
Midstream assets	$181,981	$188,952
Less: Accumulated depreciation and impairment	(94,503)	(90,717)
Total gathering and transportation assets, net	$87,478	$98,235
Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation and amortization consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Depreciation and amortization of gathering and transportation assets	$6,939	$7,102
Amortization of intangible assets	11,577	13,457
Total depreciation and amortization	$18,516	$20,559
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
9. PROVISION FOR INCOME TAXES
Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the Internal Revenue Code). We satisfied this requirement in each of the years ended December 31, 2022 and 2021 and, as a result, are not subject to federal income tax. However, our partners are individually responsible for paying federal income taxes on their share of our taxable income. Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors. We do not have access to information regarding each partner's individual tax basis in our limited partner interests.
Provision for income taxes reflects franchise tax obligations in the state of Texas (the “Texas Margin Tax”). Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.
Our federal and state income tax provision (benefit) is summarized below:

	December 31,
	2022	2021
Current:
Federal	$3	$3
State	131	(2)
Total current	134	1

Deferred:
Federal	—	—
State	(2)	(6)
Total deferred	(2)	(6)
Total provision for income taxes	$132	$(5)

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Pre-tax net book loss	$(53,005)	$(155,422)

Federal Income Tax	3	3
Texas Margin Tax (a)	130	(6)
Return to accrual	(1)	(2)
Provision for income taxes	$132	$(5)

Effective income tax rate	(0.25)%	—%
(a)Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated (in thousands):

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Derivative assets	$(19)	$(22)
Depreciable, depletable property, plant and equipment	(271)	(271)
Other	3	5
Deferred tax assets (liabilities):	(287)	(288)
Valuation allowance	—	—
Total deferred tax assets (liabilities)	$(287)	$(288)
The Partnership assessed the available positive and negative evidence to determine that a valuation allowance was not required for a portion of its deferred tax assets because it is more likely than not that the deferred tax assets will be realized.
As of December 31, 2022 and 2021, the Partnership had no material uncertain tax positions.
The Partnership files income tax returns in the U.S. and various state jurisdictions. The Partnership is no longer subject to examination by federal income tax authorities prior to 2019. State statutes vary by jurisdiction.
10. ASSET RETIREMENT OBLIGATION
We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. Each period, we accrete the ARO to its then present value. The associated asset retirement cost (“ARC”) is capitalized as part of the carrying amount of our gathering and transportation assets. Subsequently, the ARC is depreciated using the straight-line method. The AROs recorded by us relate to the abandonment of natural gas gathering and other facilities.
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

The following table is a reconciliation of changes in ARO for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Asset retirement obligation, beginning balance	$4,700	$4,313
Accretion expense	421	387
Asset retirement obligation, ending balance	$5,121	$4,700
Additional AROs increase the liability associated with new gathering and transportation assets and other facilities as these obligations are incurred. Abandonments of gathering and transportation assets and other facilities reduce the liability for AROs. During the years ended December 31, 2022 and 2021, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs. During the year ended December 31, 2021, obligations were relieved as part of the Palmetto Divestiture and the Maverick Divestitures.
11. INTANGIBLE ASSETS
Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of December 31, 2022 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Catarina Gathering System, which is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the ten-year agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in the Western Catarina of the Eagle Ford Shale in Texas for processing and transportation through the Catarina Gathering System, with a right to tender additional volumes outside of the dedicated acreage. These intangible assets are being amortized using the straight-line method over the 17-year life of the agreement.
Amortization expense for the years ended December 31, 2022 and 2021 was approximately $11.6 million and $13.5 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our consolidated statements of operations. The following table is a reconciliation of changes in intangible assets for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance	$118,329	$131,786
Amortization	(11,577)	(13,457)
Ending balance	$106,752	$118,329
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

In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II Plant”), located in Bee County, Texas, to Carnero JV, which expands the processing capacity of Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering (the “Carnero Gathering Line”) that connect the Catarina Gathering System to nearby pipelines and the 260 MMcf/d cryogenic natural gas processing plant located in La Salle County, Texas (the “Raptor Plant”) Carnero JV resulting in Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage is collectively referred to as Mesquite’s “Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Mesquite, which was approved by all of the unaffiliated Comanche Asset working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Plant and the Silver Oak II Plant. As a result of the Carnero JV Transaction, we now record our share of earnings and losses from Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. HLBV is a balance-sheet approach that calculates the amount we would have received if Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our consolidated statements of operations. In the event of the liquidation of Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with Silver Oak II, and then to members in accordance with their capital accounts.
As of December 31, 2022, the Partnership had paid approximately $124.7 million for its investment in Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the consolidated balance sheets. For the year ended December 31, 2022, the Partnership recorded earnings of approximately $7.3 million in equity investments from Carnero JV, which was partially offset by approximately $1.2 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the consolidated statements of operations. For the years ended December 31, 2022 and 2021, gross profit and income from continuing operations approximated net income. Cash distributions of approximately $11.7 million were received during the year ended December 31, 2022. As of December 31, 2021, an impairment of approximately $173.2 million was recorded at the JV level with approximately $55.0 million allocated to our net loss based on the Partnership’s proportionate share of aggregate capital contributions. At December 31, 2021, the carrying value of our investment in Carnero JV was $20.2 million.
Summarized financial information of unconsolidated entities is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Sales	$111,602	$114,165
Total expenses	99,502	277,545
Net income	$12,100	$(163,380)
13. COMMITMENTS AND CONTINGENCIES
As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, we made no payments to Mesquite related to the earnout.

14. RELATED PARTY TRANSACTIONS
Relationship with Stonepeak
Since October 14, 2015, Stonepeak Catarina has owned all of our issued and outstanding preferred units, which are comprised solely of our Class C Preferred Units.
As of March 24, 2023, Stonepeak owns (i) 200,202,635 common units, representing approximately 78.5% of our total 254,893,417 outstanding common units (the common unit amounts include 23,861,365 common units Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant), (ii) all of our issued and outstanding Class C Preferred Units, (iii) the Stonepeak Warrant, which entitles Stonepeak Catarina to receive junior securities of the Partnership (including common units) representing 10% of all junior securities deemed outstanding when exercised, (iv) the non-economic general partner interest in the Partnership and (v) all of our incentive distribution rights. Stonepeak also owns 100% of the issued and outstanding equity interests in SP Holdings, which is the sole member of our general partner. SP Holdings has the right to appoint all of the members of the Board of directors other than two directors which Stonepeak Catarina is entitled to designate pursuant to that certain Amended and Restated Board Representation and Standstill Agreement, dated as of August 2, 2019. Stonepeak controls us and our general partner and has the ability to appoint all of the members of the Board and is considered a related party of the Partnership. Stonepeak Catarina is considered to be our parent because it is our affiliate and has the power to control us, directly or indirectly, through its ownership of common units, Class C Preferred Units, and all of the issued and outstanding equity interests of SP Holdings and its other contractual rights with us.
Pursuant to Section 15.1 of our partnership agreement, if at any time Stonepeak holds more than 80% of our outstanding common units and transfers all of the common units held by it to our general partner or a controlled affiliate of our general partner, Stonepeak will be able, via its limited call right, to cause our general partner or a controlled affiliate of our general partner to exercise its right to acquire all, but not less than all, of our common units held by persons other than our general partner and its controlled affiliates. During the period from December 28, 2022 to March 15, 2023,Stonepeak held more than 80% of our outstanding common units. As of the date of this Form 10-K Stonepeak holds approximately 76.3% of our common units. If Stonepeak holds more than 80% of our common units at any point following the date of this Form 10-K, Stonepeak will be able to cause our general partner to exercise the limited call right at any time after Stonepeak completes the Stonepeak LCR Transfer by causing our general partner to exercise its limited call right at a price equal to the greater of (1) the average of the daily closing price of our common units over the 20 trading days preceding the date three days before notice of exercise of our general partner’s limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its controlled affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Common unitholders may also incur tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of common units to be repurchased upon exercise of its limited call right. If our general partner exercises its limited call right, the effect would be to take the Partnership private and, if the common units are subsequently deregistered, the Partnership will no longer be subject to the reporting requirements of the Exchange Act.
Currently, four of our directors, Michael Bricker, Michael A. Heim, David D. Kinder and John T. Steen III are representatives of Stonepeak, as either employees or operating partners of Stonepeak. Messrs. Kinder, Heim, Bricker and Steen do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement. Prior to their replacement, Messrs. Howell and Taylor did not receive separate compensation for their service on the Board, but they were entitled to indemnification related to their service as directors pursuant to the terms of our partnership agreement. “See Part III, Item 11. Executive Compensation—Compensation of Directors.”
Relationship with SP Holdings
We are controlled by our general partner, Evolve Transition Infrastructure GP LLC. The sole member of our general partner is SP Holdings which has no officers. The sole member of SP Holdings is Stonepeak Catarina and the managing member of SP Holdings is Stonepeak Catarina Upper Holdings, LLC, an affiliate of Stonepeak Catarina.

Shared Services Agreement
We have entered into the Shared Services Agreement with SP Holdings. In connection with providing the services under the Shared Services Agreement, SP Holdings receives compensation consisting of: (i) a quarterly fee equal to 0.375% of the value of our properties other than our assets located in the Mid-Continent region, (ii) reimbursement for all allocated overhead costs as well as any direct third-party costs incurred and (iii) for each asset acquisition, asset disposition and financing, a fee not to exceed 2% of the value of such transaction. Prior to August 2, 2019 each of these fees, not including the reimbursement of costs, was paid in cash unless SP Holdings elected for such fee to be paid in our equity. However, on August 2, 2019, we and SP Holdings entered into a letter agreement providing that until such time as we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings will elect to receive its fees, not including reimbursement of costs, in common units rather than cash. In addition, on November 8, 2019, we and SP Holdings entered into an additional letter agreement providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units (the “Tolling Period”), SP Holdings would agree to delay receipt of its fees, not including reimbursement of costs. During the Tolling Period, we are required to keep an accurate ledger of the dollar amount of the fee applicable to each quarter within the Tolling Period and the daily closing price of our common units on the NYSE. Following the end of the Tolling Period we will provide a notice to SP Holdings including such ledgers and pay the accrued fees within thirty days of delivery of such notice. The Shared Services Agreement has a ten-year term and will be automatically renewed for an additional ten years unless we or SP Holdings provide notice of termination to the other with at least 180 days’ notice. During the year ended December 31, 2022, pursuant to the November 8, 2019 letter agreement, SP Holdings did not receive any fees, other than reimbursement of its costs. However, pursuant to the requirements under the November 8, 2019 letter agreement, we have determined that there was a net benefit during the years ended December 31, 2022 and 2021, of approximately $6.4 million and $1.9 million, respectively. The November 8, 2019 letter agreement resulted in the accumulating balance being subject to mark-to-market adjustments based on the market price for our common units. The volatility in our common unit market price during the periods caused the swing in fees earned.
The Shared Services Agreement can be terminated (i) by either party at any time by 180 days’ prior written notice to the other party, (ii) by SP Holdings if there is an uncured material breach thereunder by the Partnership, or (iii) by the Partnership, subject to Board approval, if (1) there is an uncured material breach thereunder by SP Holdings or (2) there is a change in control of SP Holdings. Pursuant to the Standstill Agreement, the Partnership must obtain Stonepeak Catarina’s consent to its termination of the Shared Services Agreement. The Shared Services Agreement provides that if there is a termination other than by either party at the end of the Shared Services Agreement’s term, by the Partnership for an uncured breach by SP Holdings, or by the Partnership upon a change of control of SP Holdings, then the Partnership will owe a termination payment to SP Holdings in an amount equal to $5,000,000 plus 5% of the transaction value of all asset acquisitions theretofore consummated. We estimate that this amount was in excess of $34.0 million as of December 31, 2022. Such termination fee may be payable in cash or common units. If the Partnership terminates upon 180 days’ prior notice then the Partnership must also pay to SP Holdings all costs and expenses of SP Holdings that result from such termination. To date, no notice of termination of the Shared Services Agreement has been delivered by SP Holdings, and the Partnership is continuing to discuss the Shared Services Agreement with SP Holdings.
Relationship with HOBO
As described below under “—Related Party Transactions—2021—HOBO Transaction,” we have the option to fund certain development expenses of HOBO, in our sole discretion, as HOBO seeks to develop, construct, own and operate renewable fuels facilities. Messrs. Gibbs and Keuss, who served as the Chief Executive Officer and Chief Operating Officer of our general partner, respectively, during the year ended December 31, 2022, also serve as the Chief Executive Officer and President, respectively, of HOBO and are also owners of a substantial majority of the equity interests in HOBO. However, effective as of March 15, 2023, HOBO is no longer considered a related person because Messrs. Gibbs, Keuss and Hartigan are no longer officers of the Partnership.
As described in “Part I, Item 1. Business—Subsequent Events—First Amendment to Framework Agreement,” we entered into the Framework Amendment on February 17, 2023, which provides us with the election to fund development expenses of HOBO only if we, in our sole discretion, elect to proceed with the Initial Project (as defined in the Framework Agreement).

Related Party Transactions
2021
HOBO Transaction
On November 3, 2021, we entered into a Framework Agreement with HOBO. At the time of entry into the Framework Agreement there were no other material relationships between us or any of our affiliates and HOBO. On February 17, 2023, we entered into the First Amendment to Framework Agreement with HOBO (as amended, the “Framework Agreement”). The Framework Agreement provides that, subject to the satisfaction of applicable conditions precedent, we will fund certain development expenses of HOBO as HOBO seeks to develop, construct, own and operate renewable fuels facilities (each, a “Project”). HOBO’s initial Project is a 9,000 barrel per day (120 million gallons per year) renewable diesel production facility (the “Initial Project”).
Upon satisfaction of the Offtake Condition, HOBO will send written notice thereof to us. If, following our review of the supporting materials relating to the Offtake Condition (as defined in the Framework Agreement) we are, in our sole discretion satisfied and elect to proceed with the Initial Project, then we will pay to HOBO the lesser of 50% of the Qualified Development Costs incurred as of such date and $3.0 million (the “Initial Development Payment”). If we, in our sole discretion, elect not to proceed with the Initial Project, then no Initial Development Payment shall be due or payable to HOBO. If we elect not to proceed with the Initial Project then no payment by Evolve shall ever become payable under the Framework Agreement with respect to the Initial Project.
Assuming we proceed with the Initial Project and pay the Initial Development Payment, then upon receipt of all Material Permits (as defined in the Framework Agreement) for the Initial Project and conclusion of the FEL2 Level Pre-Feasibility Study Report verifying the Initial Project can be completed in accordance with the Qualified Project Model, HOBO will send written notice thereof to us and if we are reasonably satisfied with our review of the supporting materials, we will pay to HOBO (i) the lesser of 50% of the aggregate Qualified Development Costs incurred as of such date and $7.5 million minus (ii) the amount of any Qualified Development Costs previously paid by us (the “Interim Development Payment”).
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
If we make each of the required funding payments in connection with the Initial Project, the approximate dollar value of such payments would be approximately $15.0 million plus the amount of the Incentive Development Fee. As explained above in “Part III, Item 13. Related Party Transactions—Relationship with HOBO,” Messrs. Gibbs and Keuss, who served as the Chief Executive Officer and Chief Operating Officer of our general partner, respectively, during the year ended December 31, 2022, also serve as the Chief Executive Officer and President, respectively, of HOBO and are also owners of a substantial majority of the equity interests in HOBO. As a result of their ownership of HOBO, each of Messrs. Gibbs and Keuss would receive a substantial proportion of such payments. Additionally, all or part of the cash portion of the Incentive Development Fee may be utilized to purchase Class A units in the holding company. As a result, HOBO may choose to acquire additional interests in the Initial Project as a result of ownership of such Class A units. Any increase in HOBO’s ownership of Class A units would increase each of Messrs. Gibbs and Keuss indirect interest in the holding company and could increase the value of their interest in the HOBO Transaction.
Indirect costs billed by SP Holdings in connection with the Shared Services Agreement are recorded as general and administrative expenses. For the years ended December 31, 2022 and 2021, indirect costs were recorded as a credit of approximately $6.4 million and $1.9 million, respectively.
2022
Relationship with West Texas Gas Marketing LLC
On October 1, 2022, our general partner entered into an Interruptible Gas Purchase Contract (the “Gas Purchase Contract”) with West Texas Gas Marketing LLC (“WTG”). WTG is a related person of the Partnership because (i) John T. Steen III, who serves as the Chairman and a member of the Board, also serves as Chief Executive Officer of WTG, and (ii) Michael A. Heim, who serves as a member of the Board, also serves on the board of WTG. During the year ended December 31, 2022, we sold natural gas to WTG under the Gas Purchase Contract of approximately $0.2 million.
15. UNIT-BASED COMPENSATION
The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the year ended December 31, 2022 is presented in the following table:

	Number of Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2021	4,254,082	$1.24
Returned/Cancelled	(661,248)	1.18
Outstanding at December 31, 2022	3,592,834	$1.25
In August 2022, 661,248 units were returned to the LTIP due to the departure of an officer of our general partner.
As of December 31, 2022, 25,126,090 common units remained available for future issuance to participants under the LTIP.
The Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan (the “Inducement Plan”) allows for grants of restricted common units. During the year ended December 31, 2022, 2,589,888 restricted common units were forfeited and returned to the Inducement Plan, no restricted common units were issued under the Inducement Plan and vesting is dependent upon certain performance conditions being met. As of December 31, 2022, there are 2,589,888 common units available for issuance to participants under the Inducement Plan.

Number of Common Units
Outstanding at December 31, 2021	14,100,000
Returned/Cancelled	(2,589,888)
Outstanding at December 31, 2022	11,510,112
16. PARTNERS’ DEFICIT
Outstanding Units
As of December 31, 2022, we had 36,474,436 Class C Preferred Units outstanding and 225,307,052 common units outstanding which included 3,592,834 unvested restricted common units issued under the LTIP.

Common Unit Issuances
We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs. As of December 31, 2022, we have not redeemed any Class C Preferred Units and, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of December 31, 2022, the number of units to be issued under the Shared Services Agreement is 19,978,457. At December 31, 2022, the value of these units was approximately $3.8 million and is recorded on the consolidated balance sheets in long-term accrued liabilities - related entities.
Class C Preferred Units
On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Original Warrant in a private placement transaction (the “Exchange”).
The holders of the Class C Preferred Units receive a quarterly distribution of 14.0% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units (as defined in our partnership agreement). Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense in our consolidated statements of operations. As of January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash. As of December 31, 2022, no Class C Preferred Units have been redeemed. During the years ended December 31, 2022 and 2021, we recorded non-cash interest expense related to the Class C Preferred Units of approximately $57.7 million and $103.7 million, respectively, which are recorded in interest expense on the income statement.
The Class C Preferred Units are accounted for as a current liability on our consolidated balance sheets consisting of the following (in thousands):

	Years Ended December 31,
	2022	2021
Class C Preferred Units, beginning balance	$397,387	$345,205
Accretion of discount	—	52,182
Distribution accrual	14,413	—
Class C Preferred Units, ending balance	$411,800	$397,387
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

The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units related to the periods indicated.

Three Months Ended	Class C Preferred Distribution of Common Units	Date of Distribution
September 30, 2020	22,274,869	February 1, 2021
December 31, 2020	12,445,491	February 25, 2021
March 31, 2021	13,763,249	May 20, 2021
June 30, 2021	8,012,850	August 20, 2021
September 30, 2021	10,832,186	November 22, 2021
December 31, 2021	24,502,356	February 22, 2022
March 31, 2022	24,721,910	May 20, 2022
June 30, 2022	27,442,638	August 22, 2022
September 30, 2022	27,442,638	December 28, 2022
Stonepeak Warrant
On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Original Warrant, which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the consolidated balance sheets. Changes in the fair value of the Stonepeak Warrant are charged to interest expense in our consolidated statements of operations. During the years ended December 31, 2022 and 2021, we recorded a benefit of approximately $4.3 million and an expense of approximately $5.8 million, respectively related to the Stonepeak Warrant.
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
17. VARIABLE INTEREST ENTITIES
The Partnership’s investment in Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from Carnero JV is limited to the capital investment of approximately $15.0 million.
As of December 31, 2022, the Partnership had invested approximately $124.7 million in Carnero JV and no debt has been incurred by Carnero JV. We have included this VIE in equity investments on our consolidated balance sheets.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Acquisitions, earnout and capital investments	$128,781	$128,483
Earnings in equity investments	(17,479)	(23,618)
Distributions received	(96,338)	(84,667)
Maximum exposure to loss	$14,964	$20,198
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
The following table presents the right of use assets, net recorded in the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

		December 31,
	Location in Consolidated Balance Sheets	2022	2021
Assets
Operating lease assets	Right of use assets, net	$5,899	$1,428
Total right of use assets		$5,899	$1,428

Liabilities
Current liabilities
Operating lease liabilities	Short-term lease liabilities	$2,204	$391
Non-current liabilities
Operating lease liabilities	Long-term lease liabilities	2,773	782
Total lease liabilities		$4,977	$1,173
The following table presents the total lease costs recorded in the consolidated statement of operations for the years ended December 31, 2022 and 2021 (in thousands):

		Years Ended December 31,
	Location in Consolidated Statements of Operations	2022	2021
Operating lease cost
Amortization of right of use assets	Depreciation and amortization	$371	$—
Short-term and variable leases	Transportation operating expenses	1,807	—
Total lease cost		$2,178	$—
The following table presents the future minimum lease payments for our operating leases as of December 31, 2022 (in thousands):

Future Minimum Lease Payments as of December 31, 2022
Operating Leases
2023	$2,394
2024	2,374
2025	464
Total lease payments	$5,232
Less interest	(255)
Total lease liabilities	$4,977
The following table presents the cash flows from operating leases and other detail for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Operating cash flows from operating leases	$(2,178)	$—
Investing cash flows from operating leases	(1,037)	—
Right of use assets obtained in exchange for operating lease obligations:
Amortization of right of use assets	371	—

Other information related to operating leases as follows:
Weighted average remaining lease term	2.21 years	3 years
Weighted average discount rate	5.00%	3.96%
19. SUBSEQUENT EVENTS
Termination of Chief Executive Officer and Director and Chief Operating Officer
Effective March 15, 2023, the Board terminated Randall Gibbs, the Chief Executive Officer of our general partner, and Michael Keuss, the President and Chief Operating Officer of our general partner. The terminations of Messrs. Gibbs and Keuss were each without “Cause,” as such term is defined in each of the Executive Services Agreements, each dated November 3, 2021, between our general partner and each of Messrs. Gibbs and Keuss, respectively. SP Holdings, the sole member of our general partner, also removed Mr. Gibbs from his position on the Board effective as of March 15, 2023. The removal of Mr. Gibbs from his position on the Board was not the result of any disagreement with the Partnership, the Board or our general partner.
Appointment of Interim Chief Executive Officer
On March 15, 2023, the Board appointed Charles C. Ward, the current Chief Financial Officer and Secretary of our general partner, to serve as the Interim Chief Executive Officer of our general partner, in addition to continuing as Chief Financial Officer and Secretary. Mr. Ward’s appointment as Interim Chief Executive Officer was effective on the March 15, 2023. As a result of Mr. Ward’s appointment as Interim Chief Executive Officer, Mr. Ward will be designated as both our principal executive officer and our principal financial officer.
Amended Executive Agreement
In connection with Mr. Ward’s appointment as the Interim Chief Executive Officer of our general partner, our general partner and Mr. Ward entered into that certain Second Amended and Restated Executive Services Agreement, effective as of March 15, 2023 (the “Amended Executive Agreement”), which was approved by the Board on March 10, 2023 and amends and restates the Amended and Restated Executive Services Agreement, between Mr. Ward and our general partner, dated as of September 2, 2022 (the “Ward Executive Agreement”).
The Amended Executive Agreement, among other things, provides for Mr. Ward’s appointment as the Interim Chief Executive Officer of our general partner on a temporary basis and amends the definition of “Good Reason” to establish that “Good Reason” will not include (whether pursuant to the Ward Executive Agreement or the Amended Executive

Agreement) Mr. Ward’s appointment to the position of Interim Chief Executive Officer, or the replacement of Mr. Ward as Interim Chief Executive Officer with a permanent President and Chief Executive Officer; provided that Mr. Ward continues to serve as the Chief Financial Officer and Secretary of our general partner following the appointment of a permanent President and Chief Executive Officer.
First Amendment to Framework Agreement
On February 17, 2023, we and HOBO entered into the First Amendment to the Framework Agreement (the “Framework Amendment”). The Framework Amendment, among other things, (i) provides that the Partnership will pay the Initial Development Fee (as defined in the Framework Agreement) if the Partnership is in its sole discretion satisfied and elects to proceed with the Initial Project (as defined in the Framework Agreement); (ii) amended the termination provisions to provide for immediate termination following notice by either the Partnership or HOBO from and after June 1, 2023; (iii) removed the exclusivity period; and (iv) removed certain HOBO information reporting requirements.
Stonepeak Election
On February 10, 2023, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended December 31, 2022 in Class C Preferred PIK Units. The aggregate distribution of 1,276,605 Class C Preferred PIK Units was paid on February 28, 2023 to holders of record on February 20, 2023.