Form 10-Q
period 2023-03-31
Evolve Transition Infrastructure LP
filed 2023-05-12
CIK 1362705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common units outstanding as of May 12, 2023: approximately 231,032,052 common units.

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
•“Class C Preferred Units” means our Class C Preferred Units representing limited partner interests in Evolve Transition Infrastructure.
•“Class C Preferred PIK Units” means our Class C Preferred Units issued in lieu of cash pursuant to a Class C Preferred Unit distribution in accordance with our limited partnership agreement.
•“common units” means our common units representing limited partner interests in Evolve Transition Infrastructure.
•“Credit Agreement” means collectively, the Third Amended and Restated Credit Agreement, dated as of March 31, 2015, among the Partnership, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended by (i) Amendment and Waiver of Third Amended and Restated Credit Agreement, dated as of August 12, 2015, (ii) Joinder, Assignment and Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 14, 2015, (iii) Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 12, 2015, (iv) Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of July 5, 2016, (v) Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of April 17, 2017, (vi) Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2017, (vii) Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of February 5, 2018, (viii) Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 7, 2018, (ix) Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2019, (x) Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of November 6, 2020, (xi) Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of July 28, 2021, (xii) Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of August 20, 2021, and (xiii) Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of April 10, 2023 (the “Thirteenth Amendment”).
•“Evolve Transition Infrastructure,” “the Partnership,” “we,” “us,” “our” or like terms refer collectively to Evolve Transition Infrastructure LP, its consolidated subsidiaries and, where the context provides, the entities in which we have a 50% ownership interest.
•“GAAP” means U.S. generally accepted accounting principles.
•“Gathering Agreement” means (i) at all times from October 14, 2015 through and including March 31, 2022, the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017 (individually, the “Original Gathering Agreement”), and (ii) at all times after and including April 1, 2022, the Amended and Restated Firm Gathering and Processing Agreement, dated as of May 27, 2022, but effective for all purposes as of April 1, 2022 (individually, the “A&R Gathering Agreement”).
•“Kodiak Sale” means the sale of natural gas compression equipment to Kodiak Gas Services, LLC (“Kodiak”) pursuant to purchase and sale agreements we entered into with Kodiak on each of March 11, 2022 and May 9, 2022, which resulted in certain owned equipment being replaced with equipment leased from Kodiak.
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
•“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement, and further amended by Amendment No. 1 thereto, dated as of February 26, 2021.
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
•“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 3, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 3, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 3, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”); (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); (vii) at all times from February 1, 2022 to May 2, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, and Amendment No. 6 thereto, dated February 1, 2022 (“Warrant Amendment 6”); and (viii) at all times from May 2, 2022 to August 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, and Amendment No. 7 thereto, dated May 2, 2022 (“Warrant Amendment 7”); (ix) at all times from August 1, 2022 to December 28, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, and Amendment No. 8 thereto, dated August 1, 2022 (“Warrant Amendment 8”); (x) at all times from December 28, 2022 to May 1, 2023, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, Warrant Amendment 8, and

Amendment No. 9 thereto, dated December 28, 2022 (“Warrant Amendment 9”); and at all times after May 1, 2023, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, Warrant Amendment 8, Warrant Amendment 9 and Amendment No. 10 thereto, dated May 1, 2023 (“Warrant Amendment 10”).

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
•the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and
•the other factors described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or other public filings with the SEC.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Gathering and transportation lease revenues	$6,372	$15,100
Total revenues	6,372	15,100
Expenses
Operating expenses
Transportation operating expenses	2,518	2,107
General and administrative expenses	2,384	2,835
General and administrative expense (benefit) - related entities	1,897	(455)
Unit-based compensation expense	11	53
Loss on sale of assets	—	2,208
Depreciation and amortization	4,444	5,139
Accretion expense	111	102
Total operating expenses	11,365	11,989
Other (income) expense
Interest expense, net	516	536
Interest expense, net - related entities	16,838	14,975
Loss (earnings) from equity investment	(145)	(3,391)
Other (income) expense	(2)	657
Total other expenses	17,207	12,777
Total expenses	28,572	24,766
Loss before income taxes	(22,200)	(9,666)
Income tax expense (benefit)	19	66
Net loss	$(22,219)	$(9,732)
Net loss per unit
Common units - Basic and Diluted	$(0.11)	$(0.08)
Weighted Average Units Outstanding
Common units - Basic and Diluted	211,167,439	116,440,129
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,681	$2,785
Accounts receivable	2,257	2,415
Prepaid expenses	604	371
Deferred lease incentive	1,122	1,122
Total current assets	5,664	6,693
Gathering and transportation assets, net	87,028	87,478
Intangible assets, net	104,015	106,752
Equity investments	15,109	14,964
Deferred lease incentive, net	9,532	9,813
Right of use assets, net	5,250	5,899
Other non-current assets	50	75
Total assets	$226,648	$231,674

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,894	$4,675
Class C preferred units distribution payable - related entities	14,917	—
Other current liabilities	438	438
Short-term debt, net of debt issuance costs	2,500	19,793
Class C preferred units - related entities	411,800	411,800
Short-term lease liabilities	2,231	2,204
Total current liabilities	434,780	438,910
Other liabilities
Accrued shared services fees - related entities	5,737	3,839
Asset retirement obligation	5,232	5,121
Long-term debt, net of discount and debt issuance costs	16,927	—
Long-term lease liabilities	2,205	2,773
Stonepeak warrant - related entities	4,772	2,853
Other liabilities	291	287
Total other liabilities	35,164	14,873
Total liabilities	469,944	453,783
Commitments and contingencies (See Note 12)
Partners’ deficit
Common units, 231,032,052 and 225,307,052 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	(243,296)	(222,109)
Total partners’ deficit	(243,296)	(222,109)
Total liabilities and partners’ deficit	$226,648	$231,674
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,219)	$(9,732)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	1,707	1,774
Amortization of debt issuance costs	134	123
Accretion expense	111	102
Distributions from equity investments	—	1,263
Equity (earnings) loss in affiliate	(145)	(3,391)
Loss on sale of assets	—	2,208
Mark-to-market on Stonepeak Warrant - related entities	1,919	563
(Gain) loss on Nuvve Holding Warrants	—	664
Unit-based compensation	1,032	76
Amortization of deferred lease incentive	281	—
Amortization of intangible assets	2,737	3,365
Changes in operating assets and liabilities:
Accounts receivable	158	(8,429)
Prepaid expenses	(233)	(332)
Other assets	25	—
Accounts payable and accrued liabilities	(1,644)	213
Other liabilities - related entities	16,815	13,359
Other long-term liabilities	4	(14)
Net cash provided by operating activities	682	1,812
Cash flows from investing activities:
Initial direct costs of right of use assets	—	(764)
Proceeds from sale of gathering and transportation assets	—	250
Construction of gathering and transportation assets	(1,286)	(74)
Net cash used in investing activities	(1,286)	(588)
Cash flows from financing activities:
Repayment of debt	(2,000)	(4,500)
Draw on revolving loan	1,500	3,000
Debt issuance costs	—	(3)
Net cash used in financing activities	(500)	(1,503)
Net decrease in cash and cash equivalents	(1,104)	(279)
Cash and cash equivalents, beginning of period	2,785	1,675
Cash and cash equivalents, end of period	$1,681	$1,396
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(137)	$68
Right of use assets and operating lease obligations recognized including adjustments	$—	$2,634
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$—	$3
Cash paid during the period for interest	$382	$418
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	Common Units		Total Capital
	Units	Amount
Partners’ Deficit, December 31, 2022	225,307,052	$(222,109)	$(222,109)
Unit-based compensation programs	5,725,000	1,032	1,032
Net loss	—	(22,219)	(22,219)
Partners' Deficit, March 31, 2023	231,032,052	$(243,296)	$(243,296)

	Common Units		Total Capital
	Units	Amount
Partners’ Deficit, December 31, 2021	124,448,646	$(225,120)	$(225,120)
Unit-based compensation programs	—	76	76
Common units issued as Class C Preferred distributions	24,502,356	12,869	12,869
Net loss	—	(9,732)	(9,732)
Partners' Deficit, March 31, 2022	148,951,002	$(221,907)	$(221,907)
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
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. Certain amounts from the prior period have been reclassified to confirm to current period presentation.
These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 27, 2023.
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
Use of Estimates
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. The estimates that are particularly significant to our financial statements include estimates of our depreciation and amortization; asset retirement obligations; certain revenues and operating expenses; and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on management’s best judgment using the data available. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from the estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
3. DIVESTITURES
Kodiak Sale
On March 11, 2022, we entered into a purchase and sale agreement with Kodiak, pursuant to which we sold to Kodiak natural gas compression equipment for a purchase price of $250 thousand. We recorded a loss of approximately $2.2 million on the sale.
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
During the three months ended March 31, 2023 and 2022, we recognized revenue of approximately $6.4 million and $15.1 million, respectively, under ASC 842. Mesquite accounted for 100% of total revenue for the three months ended March 31, 2023 and 2022. We are highly dependent upon Mesquite as our only customer.
During the three months ended March 31, 2023 and 2022, we did not record any revenue under ASC 606. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”
Contract Balances
At March 31, 2023 and December 31, 2022, our gathering and transportation accounts receivable were approximately $2.2 million and $2.3 million, respectively, under ASC 842.

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
Amortization of the deferred A&R Gathering Agreement lease incentive for the three months ended March 31, 2023, was approximately $0.3 million. This amortization is recorded as a reduction to gathering and transportation lease revenues in our condensed consolidated statements of operations.
Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At March 31, 2023 and December 31, 2022, our accounts receivables from contracts with customers was zero.
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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2023
	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$—	$—	$—
Other liabilities
Stonepeak Warrant	—	(4,772)	—	(4,772)
Total	$—	$(4,772)	$—	$(4,772)
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
As of March 31, 2023 and December 31, 2022, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.
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

Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6 “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets. As of March 31, 2023, the Nuvve Holding Warrants fair value was determined to be zero.
Stonepeak Warrant – As part of the Exchange (as defined in Note 15 “Partners’ Deficit”), the Partnership issued to Stonepeak Catarina the Stonepeak Warrant which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant is valued using ten percent of the Partnership’s junior securities deemed outstanding and the common unit price as of the balance sheet date. We have therefore classified the fair value measurement of the Stonepeak Warrant as Level 2 and is presented within Stonepeak warrant - related entities on the condensed consolidated balance sheets.
Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of March 31, 2023 and December 31, 2022, the fair value of the earnout was determined to be zero.
6. DERIVATIVE AND FINANCIAL INSTRUMENTS
On May 17, 2021, the Partnership entered into a letter agreement (the “Levo Letter Agreement”) with Nuvve Holding Corp. (“Nuvve Holding”) and Stonepeak Rocket Holdings LP, relating to the proposed formation of a joint venture, Levo Mobility LLC (“Levo” and such proposed joint venture, the “Levo JV”). In connection with the Levo Letter Agreement, on May 17, 2021, Nuvve Holding issued ten-year warrants to the Partnership as follows: (i) Series B Warrants to purchase 200,000 shares of Nuvve Holding’s common stock, at an exercise price of $10.00 per share, which are fully vested upon issuance; (ii) Series C warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $15.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $125 million in aggregate capital expenditures; (iii) Series D warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $20.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $250 million in aggregate capital expenditures; (iv) Series E warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $30.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $375 million in aggregate capital expenditures; and (v) Series F warrants to purchase 100,000 shares of Nuvve Holding’s common stock, at an exercise price of $40.00 per share, which are vested as to 50% of the shares upon issuance and vest as to the remaining 50% when Levo has entered into contracts with third parties for $500 million in aggregate capital expenditures (collectively, the “Nuvve Holding Warrants”). The Nuvve Holding Warrants are accounted for in accordance with Topic 815, “Derivatives and Hedging,” and are recorded on the condensed consolidated balance sheets at fair value. Changes in the Nuvve Holding Warrants’ fair value are recognized in earnings and included in “Other (income) expense” on the condensed consolidated statements of operations.
The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning fair value of warrants	$—	$664
Net gain (loss) on warrants	—	(664)
Ending fair value of warrants	$—	$—
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
7. DEBT
Credit Agreement
We have entered into a credit agreement with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended through the date of the Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of April 10, 2023 (the “Credit Agreement”). The Credit Agreement provides a quarterly amortizing term loan of $20.0 million (the “Term Loan”) and a maximum revolving credit amount of $5.0 million (the “Revolving Loan”). The Credit Agreement matures on September 30, 2025. Borrowings under the Credit Agreement are secured by various mortgages of midstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of March 31, 2023, we had approximately $19.7 million of debt outstanding, consisting of approximately $18.2 million under the Term Loan and approximately $1.5 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan, which were, prior to the effectiveness of the Thirteenth Amendment, $3.0 million for the quarter ended December 31, 2021, and $2.0 million per fiscal quarter thereafter commencing with the quarter ended March 31, 2023. As of March 31, 2023, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through June 2023. Following the effectiveness of the Thirteenth Amendment, the Credit Agreement requires a single amortizing payment of outstanding principal on the Term Loan of $2.5 million on each of December 31, 2023, December 31, 2024 and June 30, 2025. We have approximately $3.5 million in unused borrowing capacity under the Revolving Loan. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2023.
At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) the secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus an applicable margin between 2.75% and 3.50% per annum based on net debt to EBITDA or (ii) a domestic bank rate (“ABR”) plus an applicable margin between 1.75% and 2.50% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.50% per annum based on the unutilized portion of the Revolving Loan. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for SOFR loans are generally payable at the applicable maturity date.
Prior to the effective date of the Thirteenth Amendment, interest for borrowings under the Credit Agreement was determined by reference to the London Interbank Offered Rate (“LIBOR”). Upon the effectiveness of the Thirteenth Amendment, interest for borrowings under the Credit Agreement are determined by reference to SOFR.
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
At March 31, 2023, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan and we expect these amortizing payments will be made from our operating cash flows and other capital resources. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.
Debt Issuance Costs
As of March 31, 2023 and December 31, 2022, our unamortized debt issuance costs were approximately $0.3 million and $0.4 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended March 31, 2023 and 2022 was approximately $0.1 million and $0.1 million, respectively.
8. GATHERING AND TRANSPORTATION ASSETS
Gathering and transportation assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Gathering and transportation assets
Midstream assets	$183,129	$181,981
Less: Accumulated depreciation and impairment	(96,101)	(94,503)
Total gathering and transportation assets, net	$87,028	$87,478
Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.
Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation and amortization of gathering and transportation assets	$1,707	$1,774
Amortization of intangible assets	2,737	3,365
Total depreciation and amortization	$4,444	$5,139
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
The following table is a reconciliation of changes in ARO for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Asset retirement obligation, beginning balance	$5,121	$4,700
Accretion expense	111	421
Asset retirement obligation, ending balance	$5,232	$5,121
Additional AROs increase the liability associated with new gathering and transportation assets and other facilities as these obligations are incurred. Abandonments of gathering and transportation assets and other facilities reduce the liability for AROs. During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.
10. INTANGIBLE ASSETS
Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of March 31, 2023 is related to the Gathering Agreement with Mesquite that was entered into as part of the acquisition of the Catarina Gathering System, which is located on the western portion of Mesquite’s acreage position in Dimmit, La Salle and Webb counties, Texas (the western portion of such acreage, “Western Catarina”). Pursuant to the Gathering Agreement, Mesquite tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in Western Catarina and Eastern Catarina for processing and transportation through the Catarina Gathering System. These intangible assets are being amortized using the straight-line method over the 17-year life of the agreement. We perform a periodic review of intangible assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable.
Amortization expense for the three months ended March 31, 2023 and 2022 was approximately $2.7 million and $3.4 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning balance	$106,752	$118,329
Amortization	(2,737)	(11,577)
Ending balance	$104,015	$106,752

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
In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II Plant”), located in Bee County, Texas, to Carnero JV, which expands the processing capacity of Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering (the “Carnero Gathering Line”) that connect the Catarina Gathering System to nearby pipelines and the 260 MMcf/d cryogenic natural gas processing plant located in La Salle County, Texas (the “Raptor Plant”) to Carnero JV resulting in Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) Carnero JV received a new dedication from Mesquite and its working interest partners of over 315,000 acres located in the Western Eagle Ford on Mesquite’s acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage is collectively referred to as Mesquite’s “Comanche Asset”) pursuant to a new long-term firm gas gathering and processing agreement. The agreement with Mesquite, which was approved by all of the unaffiliated Comanche Asset working interest partners, establishes commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Plant and the Silver Oak II Plant. As a result of the Carnero JV Transaction, we now record our share of earnings and losses from Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. HLBV is a balance-sheet approach that calculates the amount we would have received if Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations. In the event of the liquidation of Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with the Silver Oak II Plant, and then to members in accordance with their capital accounts.
As of March 31, 2023, the Partnership had paid approximately $124.7 million for its investment in Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended March 31, 2023, the Partnership recorded earnings of approximately $0.4 million in equity investments from Carnero JV, which was adjusted by approximately $0.3 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. No cash distributions were received during the three months ended March 31, 2023.
Summarized financial information of unconsolidated entities is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales	$16,492	$34,772
Total expenses	16,263	28,028
Net income	$229	$6,744

12. COMMITMENTS AND CONTINGENCIES
As part of the Carnero Gathering Transaction, we are required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of March 31, 2023. For the three months ended March 31, 2023, we made no payments to Mesquite related to the earnout.
13. RELATED PARTY TRANSACTIONS
Please read the disclosures under the headings “Relationship with Stonepeak” and “Shared Services Agreement” in Note 14 “Related Party Transactions” of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete description of certain related party transactions that were entered into prior to 2023.
Indirect costs billed by SP Holdings in connection with the Shared Services Agreement are recorded as general and administrative expense - related entities. For the three months ended March 31, 2023 and 2022, indirect costs were recorded as an expense of approximately $1.9 million and as a credit of approximately $0.5 million, respectively.
14. UNIT-BASED COMPENSATION
The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the three months ended March 31, 2023 is presented in the following table:

	Number of Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2022	3,592,834	$1.25
Granted	5,725,000	0.19
Vested	(5,100,000)	0.20
Outstanding at March 31, 2023	4,217,834	$1.08
In January 2023, the Partnership issued 625,000 restricted common units pursuant to the LTIP which vest ratably over two years. In March 2023, the Partnership issued 5,100,000 restricted common units pursuant to the LTIP to certain executives of the Partnership’s general partner which vested immediately as a condition of termination of the executives.
As of March 31, 2023, 20,259,840 common units remained available for future issuance to participants under the LTIP.
The Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan (the “Inducement Plan”) allows for grants of restricted common units. During the three months ended March 31, 2023, no restricted common units were issued or forfeited and returned to the Inducement Plan. As of March 31, 2023, there are 11,510,112 unvested common units outstanding and 2,589,888 common units available for issuance to participants under the Inducement Plan.
15. PARTNERS’ DEFICIT
Outstanding Units
As of March 31, 2023, we had 37,751,041 Class C Preferred Units outstanding and 231,032,052 common units outstanding which included 4,217,834 unvested restricted common units issued under the LTIP.
Common Unit Issuances
We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs. As of March 31, 2023, we have not redeemed any Class C Preferred Units and, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of March 31, 2023, the number of units to be issued under the Shared Services Agreement is 21,473,205. At March 31, 2023, the value of these units was approximately $5.7 million and is recorded on the condensed consolidated balance sheets in accrued shared services fees - related entities.
Class C Preferred Units
On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Original Warrant in a private placement transaction (the “Exchange”).
The holders of the Class C Preferred Units receive a quarterly distribution of 14.0% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense - related entities in our condensed consolidated statements of operations. As of January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash. As of March 31, 2023, no Class C Preferred Units have been redeemed. During the three months ended March 31, 2023 and 2022, we recorded non-cash interest expense related to the Class C Preferred Units of approximately $14.9 million and $14.4 million, respectively, which are recorded in interest expense - related entities on our condensed consolidated statements of operations.
The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheets consisting of the following (in thousands):

	March 31, 2023	December 31, 2022
Class C Preferred Units, beginning balance	$411,800	$397,387
Distribution accrual	—	14,413
Class C Preferred Units, ending balance	$411,800	$411,800
The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

Three Months Ended	Class C Preferred PIK Distribution	Date of Declaration	Date of Record	Date of Distribution
December 31, 2022	1,276,605	February 10, 2023	February 20, 2023	February 28, 2023
On November 16, 2020, the Partnership and Stonepeak entered into the Stonepeak Letter Agreement which provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter.
The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units related to the periods indicated.

Three Months Ended	Number of Common Units	Date of Distribution
December 31, 2021	24,502,356	February 22, 2022
March 31, 2022	24,721,910	May 20, 2022
June 30, 2022	27,442,638	August 22, 2022
September 30, 2022	27,442,638	December 28, 2022

Stonepeak Warrant
On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Original Warrant, which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Stonepeak Warrant are charged to interest expense - related entities in our condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, we recorded an expense of approximately $1.9 million and $0.6 million, respectively, related to the Stonepeak Warrant.
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
16. VARIABLE INTEREST ENTITIES
The Partnership’s investment in Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from Carnero JV is limited to the capital investment of approximately $15.1 million.
As of March 31, 2023, the Partnership had invested approximately $124.7 million in Carnero JV and no debt has been incurred by Carnero JV. We have included this VIE in equity investments on our condensed consolidated balance sheets.
Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Acquisitions, earnout and capital investments	$128,781	$128,781
Earnings in equity investments	(17,334)	(17,479)
Distributions received	(96,338)	(96,338)
Maximum exposure to loss	$15,109	$14,964
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

18. SUBSEQUENT EVENTS
On April, 28 2023, the Partnership received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2023 in common units. The aggregate distribution of 28,403,130 common units (the “Q123 Stonepeak Units”) is payable to Stonepeak Catarina following satisfaction of certain issuance conditions, including, among other things, the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Q123 Stonepeak Units. On May 1, 2023, in connection with Stonepeak Catarina’s election above, we entered into Warrant Amendment 10 with Stonepeak Catarina to exclude from the Stonepeak Warrant 4,260,470 common units issuable under the LTIP.
For purposes of this paragraph, we refer to the Credit Agreement, prior to the effectiveness of the Thirteenth Amendment, as the “Existing Credit Agreement” and to the Credit Agreement, as amended by the Thirteenth Amendment, as the “Amended Credit Agreement.” On April 10, 2023, the Partnership entered into the Thirteenth Amendment. Among other things, the Amended Credit Agreement provided for (a) reduction of the quarterly amortizing term loan (the “Term Loan”) from an aggregate principal amount of $65.0 million to an aggregate principal amount of up to $20.0 million, (b) extension of the maturity date to September 30, 2025, (c) removal of the requirement to prepay the Term Loan in the event cash or cash equivalents is in excess of $3,500,000, as well as the removal of related cash balance reporting requirements; provided that the Partnership cannot have cash or cash equivalents in excess of $3,500,000 at, or immediately after giving effect to, any Borrowing or any issuance, amendment, renewal or extension of any Letter of Credit (as each term is defined in the Amended Credit Agreement), (d) reduction and modification of the Partnership’s mandatory amortizing payments of outstanding principal of the Term Loan from $2,000,000 per quarter to a single annual amortizing payment of $2,500,000 on each of December 31, 2023, December 31, 2024 and June 30, 2025, (e) the ability to apply proceeds from asset dispositions having a fair market value in excess of $1 million to either prepay the Term Loan or, subject to compliance with certain notice provisions, utilize such proceeds for capital redeployment, including Investments (as defined in the Amended Credit Agreement), (f) adoption of SOFR as the Benchmark (as defined in the Amended Credit Agreement), (g) removal of the requirement to post Additional Credit Support (as defined in the Existing Credit Agreement) and the return of all Additional Credit Support held by or on behalf of the administrative agent or the collateral agent, as applicable, within five business days of the effective date of the Amended Credit Agreement, (h) changes to the calculation of Adjusted EBITDA (as defined in the Amended Credit Agreement) for the most recent four fiscal quarter period, starting as of January 1, 2023, with annualization adjustments and a 10% capped addback to Adjusted EBITDA for (x) certain restructuring costs, charges or reserves and (y) transaction expenses incurred in connection with potential acquisitions and sales, and (i) permitted Investments (as defined in the Amended Credit Agreement) with the proceeds of 50% of quarterly consolidated net income, net cash proceeds of equity issuances, cash capital contributions made to the Partnership and certain asset dispositions , subject to leverage compliance, absence of an Event of Default (as defined in the Amended Credit Agreement) and at least ten percent (10%) unused availability of the Maximum Revolving Credit Amounts (as defined in the Amended Credit Agreement) remaining after giving effect to such Investment.

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
Developments during the Quarter Ended March 31, 2023
Termination of Chief Executive Officer and Director and Chief Operating Officer
Effective March 15, 2023, the Board terminated Randall Gibbs, the Chief Executive Officer of our general partner, and Michael Keuss, the President and Chief Operating Officer of our general partner. The terminations of Messrs. Gibbs and Keuss were each without “Cause,” as such term is defined in each of the Executive Services Agreements, each dated November 3, 2021, between our general partner and each of Messrs. Gibbs and Keuss, respectively. SP Holdings, the sole member of our general partner, also removed Mr. Gibbs from his position on the Board effective as of March 15, 2023. The removal of Mr. Gibbs from his position on the Board was not the result of any disagreement with the Partnership, the Board or our general partner.
Appointment of Interim Chief Executive Officer
On March 15, 2023, the Board appointed Charles C. Ward, the current Chief Financial Officer and Secretary of our general partner, to serve as the Interim Chief Executive Officer of our general partner, in addition to continuing as Chief Financial Officer and Secretary. Mr. Ward’s appointment as Interim Chief Executive Officer was effective on the March 15, 2023. As a result of Mr. Ward’s appointment as Interim Chief Executive Officer, Mr. Ward is designated as both our principal executive officer and our principal financial officer.
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
Subsequent Events
On April, 28 2023, the Partnership received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2023 in common units. The aggregate distribution of 28,403,130 common units (the “Q123 Stonepeak Units”) is payable to Stonepeak Catarina following satisfaction of certain issuance conditions, including, among other things, the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Q123 Stonepeak Units. On May 1, 2023, in connection with Stonepeak Catarina’s election above, we entered into Warrant Amendment 10 with Stonepeak Catarina to exclude from the Stonepeak Warrant 4,260,470 common units issuable under the LTIP.
For purposes of this paragraph, we refer to the Credit Agreement, prior to the effectiveness of the Thirteenth Amendment, as the “Existing Credit Agreement” and to the Credit Agreement, as amended by the Thirteenth Amendment, as the “Amended Credit Agreement.” On April 10, 2023, the Partnership entered into the Thirteenth Amendment. Among other things, the Amended Credit Agreement provided for (a) reduction of the quarterly amortizing term loan (the “Term Loan”) from an aggregate principal amount of $65.0 million to an aggregate principal amount of up to $20.0 million, (b) extension of the maturity date to September 30, 2025, (c) removal of the requirement to prepay the Term Loan in the event cash or cash equivalents is in excess of $3,500,000, as well as the removal of related cash balance reporting requirements; provided that the Partnership cannot have cash or cash equivalents in excess of $3,500,000 at, or immediately after giving effect to, any Borrowing or any issuance, amendment, renewal or extension of any Letter of Credit (as each term is defined in the Amended Credit Agreement), (d) reduction and modification of the Partnership’s mandatory amortizing payments of outstanding principal of the Term Loan from $2,000,000 per quarter to a single annual amortizing payment of $2,500,000 on each of December 31, 2023, December 31, 2024 and June 30, 2025, (e) the ability to apply proceeds from asset dispositions having a fair market value in excess of $1 million to either prepay the Term Loan or, subject to compliance with certain notice provisions, utilize such proceeds for capital redeployment, including Investments (as defined in the Amended Credit Agreement), (f) adoption of SOFR as the Benchmark (as defined in the Amended Credit Agreement), (g) removal of the requirement to post Additional Credit Support (as defined in the Existing Credit Agreement) and the return of all Additional Credit Support held by or on behalf of the administrative agent or the collateral agent, as applicable, within five business days of the effective date of the Amended Credit Agreement, (h) changes to the calculation of Adjusted EBITDA (as defined in the Amended Credit Agreement) for the most recent four fiscal quarter period, starting as of January 1, 2023, with annualization adjustments and a 10% capped addback to Adjusted EBITDA for (x) certain restructuring costs, charges or reserves and (y) transaction expenses incurred in connection with potential acquisitions and sales, and (i) permitted Investments (as defined in the Amended Credit Agreement) with the proceeds of 50% of quarterly consolidated net income, net cash proceeds of equity issuances, cash capital contributions made to the Partnership and certain asset dispositions , subject to leverage compliance, absence of an Event of Default (as defined in the Amended Credit Agreement) and at least ten percent (10%) unused availability of the Maximum Revolving Credit Amounts (as defined in the Amended Credit Agreement) remaining after giving effect to such Investment.
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
Non-GAAP Financial Measures—Adjusted EBITDA
To supplement our financial results presented in accordance with GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, in this Form 10-Q. We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, particularly in light of the effect of various transactions effected by us. We define Adjusted EBITDA as net income (loss) adjusted by: (i) interest (income) expense, net, which includes interest expense, interest expense net (gain) loss on interest rate derivative contracts, and interest (income); (ii) interest expense, net - related entities, which includes distributions on the Class C Preferred Units and the non-cash change in fair value of the Stonepeak Warrant; (iii) income tax expense (benefit); (iv) depreciation, depletion and amortization; (v) asset impairments; (vi) accretion expense; (vii) (gain) loss on sale of assets; (viii) unit-based compensation expense; (ix) unit-based asset management fees; (x) distributions in excess of equity earnings; (xi) (gain) loss on mark-to-market activities; (xii) commodity derivatives settled early; (xiii) (gain) loss on embedded derivatives; and (xiv) acquisition and divestiture costs.
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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,	December 31,
	2023	2022
Net loss	$(22,219)	$(10,821)
Adjusted by:
Interest expense, net	516	460
Interest expense, net - related entities	16,838	10,221
Income tax expense	19	36
Depreciation and amortization	4,444	4,457
Accretion expense	111	109
Unit-based compensation expense	11	—
Unit-based asset management fees	1,897	(3,886)
Distributions in excess of equity earnings	239	(451)
Adjusted EBITDA	$1,856	$125
Significant Operational Factors
Throughput
The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended
	March 31,	December 31,
	2023	2022
Catarina Gathering System:
Oil (MBbl/d)	4.2	4.3
Natural gas (MMcf/d)	56.9	59.1

Results of Operations
Three months ended March 31, 2023 compared to three months ended December 31, 2022
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,	December 31,
	2023	2022	Variance
Revenues:
Gathering and transportation lease revenues	$6,372	$6,710	$(338)	(5)%
Total revenues	6,372	6,710	(338)	(5)%
Expenses
Operating expenses
Transportation operating expenses	2,518	2,934	(416)	(14)%
General and administrative expenses	2,384	3,629	(1,245)	(34)%
General and administrative expense (benefit) - related entities	1,897	(3,886)	5,783	NM (a)
Unit-based compensation expense	11	—	11	100%
Depreciation and amortization	4,444	4,457	(13)	—%
Accretion expense	111	109	2	2%
Total operating expenses	11,365	7,243	4,122	57%
Other (income) expense
Interest expense, net	516	460	56	12%
Interest expense, net - related entities	16,838	10,221	6,617	65%
Loss (earnings) from equity investment	(145)	(451)	306	(68)%
Other (income) expense	(2)	22	(24)	NM (a)
Total other expenses	17,207	10,252	6,955	68%
Total expenses	28,572	17,495	11,077	63%
Loss before income taxes	(22,200)	(10,785)	(11,415)	106%
Income tax expense (benefit)	19	36	(17)	(47)%
Net loss	$(22,219)	$(10,821)	$(11,398)	105%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $0.3 million or 5%, to approximately $6.4 million for the three months ended March 31, 2023 compared to approximately $6.7 million for the three months ended December 31, 2022. This decrease was primarily the result of a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $0.4 million, or 14%, to approximately $2.5 million for the three months ended March 31, 2023 compared to approximately $2.9 million for the three months ended December 31, 2022. This decrease was due to a decrease in non-recurring maintenance as well as a decrease in throughput.
General and administrative expenses. General and administrative expenses include field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $1.2 million, or 34%, to approximately $2.4 million for the three months ended March 31, 2023 compared to approximately $3.6 million for the three months ended December 31, 2022. The decrease was primarily the result of a payment of approximately $1.4 million related to executive termination bonuses, which was paid with a combination of cash and common units. The payment was accrued in the three months ended December 31, 2022.

General and administrative expense (benefit) - related entities. General and administrative expense (benefit) - related entities include indirect costs billed by SP Holdings in connection with the Shared Services Agreement. General and administrative expense - related entities increased by approximately $5.8 million to approximately $1.9 million for the three months ended March 31, 2023 compared to a credit of approximately $3.9 million for the three months ended December 31, 2022. The increase was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $5.8 million as a result of the increase in the market price of our common units during the period.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended March 31, 2023 compared to the three months ended December 31, 2022.
Interest expense, net. Interest expense consists of cash interest expense and amortization of debt issuance costs from borrowings under the Credit Agreement. Interest expense increased approximately $0.1 million, or 12%, to approximately $0.5 million for the three months ended March 31, 2023 compared to approximately $0.5 million for the three months ended December 31, 2022.
Interest expense, net - related entities. Interest expense, net - related entities consists of distributions on the Class C Preferred Units and the non-cash change in fair value of the Stonepeak Warrant. Interest expense, net - related entities increased approximately $6.6 million, or 65%, to approximately $16.8 million for the three months ended March 31, 2023 compared to approximately $10.2 million for the three months ended December 31, 2022. This increase was the result of an increase in the price of our common units which caused the Stonepeak Warrant value to increase.
Earnings from equity investment. Earnings from equity investments decreased approximately $0.3 million, or 68%, to earnings of approximately $0.1 million for the three months ended March 31, 2023 compared to earnings of approximately $0.5 million for the three months ended December 31, 2022. This decrease was primarily the result of a decrease in throughput.
Income tax expense. Income tax expense decreased approximately $16.6 thousand, or 47%, to approximately $19.0 thousand for the three months ended March 31, 2023 compared to an expense of approximately $35.6 thousand for the three months ended December 31, 2022. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Variance
Revenues:
Gathering and transportation lease revenues	$6,372	$15,100	$(8,728)	(58)%
Total revenues	6,372	15,100	(8,728)	(58)%
Expenses
Operating expenses
Transportation operating expenses	2,518	2,107	411	20%
General and administrative expenses	2,384	2,835	(451)	(16)%
General and administrative expense (benefit) - related entities	1,897	(455)	2,352	NM (a)
Unit-based compensation expense	11	53	(42)	(79)%
Loss on sale of assets	—	2,208	(2,208)	(100)%
Depreciation and amortization	4,444	5,139	(695)	(14)%
Accretion expense	111	102	9	9%
Total operating expenses	11,365	11,989	(624)	(5)%
Other (income) expense
Interest expense, net	516	536	(20)	(4)%
Interest expense, net - related entities	16,838	14,975	1,863	12%
Loss (earnings) from equity investment	(145)	(3,391)	3,246	(96)%
Other (income) expense	(2)	657	(659)	(100)%
Total other expenses	17,207	12,777	4,430	35%
Total expenses	28,572	24,766	3,806	15%
Loss before income taxes	(22,200)	(9,666)	(12,534)	130%
Income tax (benefit) expense	19	66	(47)	(71)%
Net loss	$(22,219)	$(9,732)	$(12,487)	128%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $8.7 million, or 58%, to approximately $6.4 million for the three months ended March 31, 2023 compared to approximately $15.1 million for the three months ended March 31, 2022. This decrease was primarily the result of a decrease in the tariff charged for hydrocarbons transported on Eastern Catarina under the A&R Gathering Agreement, effective as of April 1, 2022, as well as a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $0.4 million, or 20%, to approximately $2.5 million for the three months ended March 31, 2023 compared to approximately $2.1 million for the three months ended March 31, 2022. This increase was primarily due to replacing previously owned equipment with leased equipment and rising costs for chemicals, labor, maintenance, tools and supplies as a result of recent inflation and ongoing supply chain constraints. This increase was slightly offset by a decrease in throughput.
General and administrative expenses. General and administrative expenses include field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $0.5 million, or 16%, to approximately $2.4 million for the three months ended March 31, 2023 compared to approximately $2.8 million for the three months ended March 31, 2022. The decrease was primarily the result of a reduction in professional fees surrounding the disputed rate charged on Western Catarina Midstream and the A&R Gathering Agreement.
General and administrative expense (benefit) - related entities. General and administrative expense (benefit) - related entities include indirect costs billed by SP Holdings in connection with the Shared Services Agreement. General and administrative expense - related entity increased by approximately $2.4 million to approximately $1.9 million for the three months ended March 31, 2023 compared to a credit of approximately $0.5 million for the three months ended March 31, 2022. The increase was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $2.4 million due to the volatility in the market price of our common units during the period.
Loss on sale of assets. The loss on sale of assets during the three months ended March 31, 2022, was approximately $2.2 million, which loss was the result of the sale of certain gathering and transportation equipment which was replaced with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Depreciation and amortization expense decreased by approximately $0.7 million, or 14% to approximately $4.4 million for the three months ended March 31, 2023 compared to approximately $5.1 million for the three months ended March 31, 2022. This decrease was primarily the result of the Kodiak Sale. Additionally, the A&R Gathering Agreement extended the expected life of the customer contract intangible asset which reduced the amortization amount recognized by period.
Interest expense, net. Interest expense consists of cash interest expense and amortization of debt issuance costs from borrowings under the Credit Agreement. Interest expense decreased approximately $20.0 thousand, or 4%, to approximately $0.5 million for the three months ended March 31, 2023 compared to approximately $0.5 million for the three months ended March 31, 2022.
Interest expense, net - related entities. Interest expense, net - related entities consists of distributions on the Class C Preferred Units and the non-cash change in fair value of the Stonepeak Warrant. Interest expense, net - related entities increased approximately $1.9 million, or 12%, to approximately $16.8 million for the three months ended March 31, 2023 compared to approximately $15.0 million for the three months ended March 31, 2022. This increase was the result of an increase in the price of our common units which caused the Stonepeak Warrant value to increase as well as the result of additional Class C Preferred PIK Units issued during the three months ended March 31, 2023.
Earnings from equity investment. Earnings from equity investments decreased approximately $3.2 million, or 96%, to earnings of approximately $0.1 million for the three months ended March 31, 2023 compared to earnings of approximately $3.4 million for the three months ended March 31, 2022. This decrease in earnings was a result of the expiration of a minimum volume commitment in April 2022.
Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other income for the three months ended March 31, 2023 was approximately $2.0 thousand compared to other expense of approximately $0.7 million during the three months ended March 31, 2022. The expense for the three months ended March 31, 2022 was related to a reduction in the fair value of the Nuvve Holding Warrants to zero. For the three months ended March 31, 2023, the fair value of the Nuvve Holding Warrants remained at zero.
Income tax expense. Income tax expense was approximately $19.0 thousand for the three months ended March 31, 2023 compared to an expense of approximately $65.9 thousand for the three months ended March 31, 2022. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.
Liquidity and Capital Resources
As of March 31, 2023, we had approximately $1.7 million in cash and cash equivalents and $1.5 million available for borrowing under the Credit Agreement, as discussed further below. Adjusted Available Cash (as defined in our partnership agreement), if any, will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.
During the three months ended March 31, 2023, we paid approximately $0.4 million in cash for interest on borrowings under our Credit Agreement. During the three months ended March 31, 2023, we recorded interest expense related to the Class C Preferred Units of approximately $14.9 million, which is recorded in interest expense - related entities on our consolidated statements of operations. These are non-cash interest expense items.
Our capital expenditures during the three months ended March 31, 2023 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement, sale of certain non-commercial assets and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.
We believe that our balances of cash, cash equivalents, cash generated from operations, borrowings under the Credit Agreement will be sufficient to satisfy cash requirements over the next twelve months, including relating to working capital, amortizing debt payments on the Term Loan, and maintenance and expansion capital expenditures. We may also consider issuing additional debt, common units, or other partnership interest. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, or operating expenses.
Credit Agreement
The Credit Agreement provides a quarterly amortizing Term Loan of $20.0 million and a Revolving Loan with a maximum revolving credit amount of $5.0 million. The Term Loan and Revolving Loan both have a maturity date of September 30, 2025. Borrowings under the Credit Agreement are secured by various mortgages of midstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of March 31, 2023, we had approximately $19.7 million of debt outstanding, consisting of approximately $18.2 million under the Term Loan and approximately $1.5 million under the Revolving Loan. We are required to make mandatory amortizing payments of outstanding principal on the Term Loan, which were, prior to the effectiveness of the Thirteenth Amendment, $3.0 million for the quarter ended December 31, 2021, and $2.0 million per fiscal quarter thereafter commencing with the quarter ended March 31, 2023. As of March 31, 2023, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through June 2023. Following the effectiveness of the Thirteenth Amendment, the Credit Agreement requires a single amortizing payment of outstanding principal on the Term Loan of $2.5 million on each of December 31, 2023, December 31, 2024 and June 30, 2025. We have approximately $3.5 million in unused borrowing capacity under the Revolving Loan. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2023.
At our election, interest for borrowings under the Credit Agreement are determined by reference to (i) SOFR plus an applicable margin between 2.75% and 3.50% per annum based on net debt to EBITDA or (ii) ABR plus an applicable margin between 1.75% and 2.50% per annum based on net debt to EBITDA plus (iii) a commitment fee of 0.50% per annum based on the unutilized portion of the Revolving Loan. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for SOFR loans are generally payable at the applicable maturity date.
Prior to the effective date of the Thirteenth Amendment, interest for borrowings under the Credit Agreement were determined by reference to LIBOR. Upon the effectiveness of the Thirteenth Amendment, interest for borrowings under the Credit Agreement are instead determined by reference to SOFR.
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
At March 31, 2023, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
Sources of Debt and Equity Financing
As of March 31, 2023, we had approximately $18.2 million of debt outstanding under the Term Loan and approximately $1.5 million of debt outstanding under the Revolving Loan, leaving us with approximately $3.5 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of March 31, 2023. Our Credit Agreement matures on September 30, 2025.
Operating Cash Flows
We had net cash flows provided by operating activities for the three months ended March 31, 2023 of approximately $0.7 million, compared to net cash flows provided by operating activities of approximately $1.8 million for the same period in 2022. This decrease was primarily related to the decrease in throughput between the periods.
Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.
Investing Activities
We had net cash flows used in investing activities for the three months ended March 31, 2023, of approximately $1.3 million, substantially all of which were related to midstream activities.
We also had net cash flows used in investing activities for the three months ended March 31, 2022, of approximately $0.6 million, substantially all of which were related to midstream activities.
Financing Activities
Net cash flows used in financing activities was approximately $0.5 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we repaid borrowings of approximately $0.5 million under our Credit Agreement.

Net cash flows used in financing activities was approximately $1.5 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, we repaid borrowings of approximately $1.5 million under our Credit Agreement.
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
As of March 31, 2023, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The policies disclosed included the accounting for gathering and transportation assets and revenue recognition. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer/Principal Financial Officer of the general partner of SNMP has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer/Principal Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Carefully consider the risk factors under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

10.1
Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of April 10, 2023, between Evolve Transition Infrastructure LP, the guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as administrative agent, collateral agent and letter of credit issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 12, 2022, File No. 001-33147).

10.2
First Amendment to Framework Agreement, dated as of February 17, 2023, by and between HOBO Renewable Diesel LLC and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on February 21, 2023. File No. 001-33147).

10.3
Second Amended and Restated Executive Services Agreement, dated March 15, 2023, by and between Charles C. Ward and Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on March 15, 2023. File No. 001-33147).

10.4
Amendment No. 10 to Warrant Exercisable for Junior Securities, effective May 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 2, 2023. File No. 001-33147).

31.1**	Certification of Principal Executive/Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***
Certification of Principal Executive/Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Evolve Transition Infrastructure LP

	By:	Evolve Transition Infrastructure GP LLC, its general partner

Date: May 12, 2023	By:	/s/ Charles C. Ward
Charles C. Ward
Interim Chief Executive Officer, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)