Form 10-Q
period 2023-06-30
Evolve Transition Infrastructure LP
filed 2023-08-11
CIK 1362705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common units outstanding as of August 9, 2023: approximately 8,451,572 common units subject to finalization of the one-for-thirty reverse split completed July 18, 2023.

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
•“Gathering Agreement” means (i) at all times from October 14, 2015 through and including March 31, 2022, the Firm Gathering and Processing Agreement, dated as of October 14, 2015, by and between Catarina Midstream, LLC and SN Catarina LLC, as amended by Amendment No. 1 thereto, dated June 30, 2017 (individually, the “Original Gathering Agreement”), and (ii) at all times after and including April 1, 2022, the Amended and Restated Firm Gathering and Processing Agreement, dated as of May 27, 2022, but effective for all purposes as of April 1, 2022 (individually, the “A&R Gathering Agreement”), as later assigned by SN Catarina, LLC to TBM Catarina pursuant to that certain Assignment, Assumption and Consent Agreement between TBM Catarina, SN Catarina, LLC and Catarina Midstream, LLC on May 23, 2023, but with effect from and after March 1, 2023.
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
•“our partnership agreement” means the Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of August 2, 2019, as amended by the Stonepeak Letter Agreement, and further amended by Amendment No. 1 thereto, dated as of February 26, 2021, and further amended by Amendment No. 2 thereto, dated effective May 15, 2023, and further amended by Amendment No. 3 thereto, dated effective July 17, 2023.
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
•“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 3, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 3, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 3, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”); (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); (vii) at all times from February 1, 2022 to May 2, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, and Amendment No. 6 thereto, dated February 1, 2022 (“Warrant Amendment 6”); (viii) at all times from May 2, 2022 to August 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, and Amendment No. 7 thereto, dated May 2, 2022 (“Warrant Amendment 7”); (ix) at all times from August 1, 2022 to December 28, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, and Amendment No. 8 thereto, dated August 1,

2022 (“Warrant Amendment 8”); (x) at all times from December 28, 2022 to May 1, 2023, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, Warrant Amendment 8, and Amendment No. 9 thereto, dated December 28, 2022 (“Warrant Amendment 9”); and (xi) at all times after May 1, 2023, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, Warrant Amendment 8, Warrant Amendment 9, and Amendment No. 10 thereto, dated May 1, 2023 (“Warrant Amendment 10”).
•“TBM Catarina” means TBM Catarina, LLC (formerly named TCM Acquirer I OpCo, LLC), a Delaware limited liability company.

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
•our ability to successfully meet our future funding obligations in connection with the Levo JV (as defined in Note 6 “Derivative and Financial Instruments”);
•we are currently not in compliance with the NYSE American listing standards. If our common units are delisted, it could result in even further reductions in the trading price and liquidity of our common units, which could materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all;
•changes in general economic conditions, including market and macro-economic disruptions resulting from (i) recent inflation increases, (ii) ongoing supply chain disruptions, (iii) impacts of world health events, including the coronavirus pandemic, and (iv) escalating global trade tensions and the conflict between Russia and Ukraine;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Gathering and transportation lease revenues	$6,042	$7,330	$12,414	$22,430
Total revenues	6,042	7,330	12,414	22,430
Expenses
Operating expenses
Transportation operating expenses	2,424	2,530	4,942	4,637
General and administrative expenses	1,964	2,965	4,348	5,800
General and administrative benefit - related entities	(3,829)	(1,137)	(1,932)	(1,592)
Unit-based compensation expense	11	—	22	53
Loss on sale of assets	—	2,200	—	4,408
Depreciation and amortization	4,442	4,495	8,886	9,634
Accretion expense	113	104	225	206
Total operating expenses	5,125	11,157	16,491	23,146
Other (income) expense
Interest expense, net	457	498	973	1,034
Interest expense, net - related entities	10,685	14,074	27,523	29,049
Earnings from equity investment	(307)	(1,920)	(452)	(5,311)
Other (income) expense	—	85	(2)	742
Total other expenses	10,835	12,737	28,042	25,514
Total expenses	15,960	23,894	44,533	48,660
Loss before income taxes	(9,918)	(16,564)	(32,119)	(26,230)
Income tax expense	18	6	38	72
Net loss	$(9,936)	$(16,570)	$(32,157)	$(26,302)
Net loss per unit prior to conversion
Common units - Basic and Diluted	$(0.04)	$(0.12)	$(0.15)	$(0.20)
Weighted Average Units Outstanding prior to conversion
Common units - Basic and Diluted	227,788,998	142,007,158	219,524,134	129,294,271
Net loss per unit after conversion(1)
Common units - Basic and Diluted	$(1.31)	$(3.50)	$(4.39)	$(6.10)
Weighted Average Units Outstanding after conversion(1)
Common units - Basic and Diluted	7,592,967	4,733,568	7,317,471	4,309,805
(1) Amounts adjusted for the one-for-thirty reverse split completed July 18, 2023. See Note 15 “Partners’ Deficit.”
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,445	$2,785
Accounts receivable	1,988	2,415
Prepaid expenses	871	371
Deferred lease incentive	1,122	1,122
Total current assets	7,426	6,693
Gathering and transportation assets, net	85,430	87,478
Intangible assets, net	101,278	106,752
Equity investments	15,032	14,964
Deferred lease incentive, net	9,252	9,813
Right of use assets, net	4,597	5,899
Other non-current assets	50	75
Total assets	$223,065	$231,674

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,746	$4,675
Other current liabilities	438	438
Short-term debt, net of debt issuance costs	2,500	19,793
Class C preferred units - related entities	426,717	411,800
Short-term lease liabilities	2,258	2,204
Total current liabilities	434,659	438,910
Other liabilities
Accrued shared services fees - related entities	1,907	3,839
Asset retirement obligation	5,346	5,121
Long-term debt, net of discount and debt issuance costs	16,992	—
Long-term lease liabilities	1,630	2,773
Stonepeak warrant - related entities	540	2,853
Other liabilities	295	287
Total other liabilities	26,710	14,873
Total liabilities	461,369	453,783
Commitments and contingencies (See Note 12)
Partners’ deficit
Common units, 8,470,230(1) and 7,510,186(1) units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	(238,304)	(222,109)
Total partners’ deficit	(238,304)	(222,109)
Total liabilities and partners’ deficit	$223,065	$231,674
(1) Amounts adjusted for the one-for-thirty reverse split completed July 18, 2023. See Note 15 “Partners’ Deficit.”
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,157)	$(26,302)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	3,412	3,531
Amortization of debt issuance costs	190	249
Class C distribution accrual	14,918	—
Accretion expense	224	206
Distributions from equity investments	384	9,478
Equity earnings in affiliate	(452)	(5,311)
Loss on sale of assets	—	4,408
Mark-to-market on Stonepeak Warrant - related entities	(2,313)	224
Loss on Nuvve Holding Warrants	—	664
Unit-based compensation	1,043	76
Amortization of deferred lease incentive	561	94
Amortization of intangible assets	5,474	6,102
Changes in operating assets and liabilities:
Accounts receivable	427	5,245
Prepaid expenses	(500)	(87)
Other assets	25	—
Accounts payable and accrued liabilities	(1,693)	66
Other liabilities - related entities	12,987	26,710
Other long-term liabilities	8	(30)
Net cash provided by operating activities	2,538	25,323
Cash flows from investing activities:
Initial direct costs of right of use assets	(19)	(900)
Proceeds from sale of gathering and transportation assets	—	500
Construction of gathering and transportation assets	(1,368)	(151)
Net cash used in investing activities	(1,387)	(551)
Cash flows from financing activities:
Repayment of debt	(2,000)	(27,000)
Draw on revolving loan	1,800	3,000
Debt issuance costs	(291)	(30)
Net cash used in financing activities	(491)	(24,030)
Net increase in cash and cash equivalents	660	742
Cash and cash equivalents, beginning of period	2,785	1,675
Cash and cash equivalents, end of period	$3,445	$2,417
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(236)	$(129)
Right of use assets and operating lease obligations recognized including adjustments	$—	$4,384
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$1	$3
Cash paid during the period for interest	$783	$823
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	Common Units		Total Capital
	Units(1)	Amount
Partners’ Deficit, December 31, 2022	7,510,186	$(222,109)	$(222,109)
Unit-based compensation programs	190,833	1,032	1,032
Net loss	—	(22,219)	(22,219)
Partners' Deficit, March 31, 2023	7,701,019	$(243,296)	$(243,296)
Unit-based compensation programs	—	11	11
Common units issued as Class C Preferred distributions	769,211	14,917	14,917
Net loss	—	(9,936)	(9,936)
Partners' Deficit, June 30, 2023	8,470,230	(238,304)	(238,304)

	Common Units		Total Capital
	Units(1)	Amount
Partners’ Deficit, December 31, 2021	4,148,239	$(225,120)	$(225,120)
Unit-based compensation programs	—	76	76
Common units issued as Class C Preferred distributions	816,745	12,869	12,869
Net loss	—	(9,732)	(9,732)
Partners' Deficit, March 31, 2022	4,964,984	$(221,907)	$(221,907)
Common units issued as Class C Preferred distributions	824,064	14,377	14,377
Net loss	—	(16,570)	(16,570)
Partners' Deficit, June 30, 2022	5,789,048	$(224,100)	$(224,100)
(1) Amounts adjusted for the one-for-thirty reverse split completed July 18, 2023. See Note 15 “Partners’ Deficit.”
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
During the three and six months ended June 30, 2023 we recognized revenue of approximately $6.0 million and $12.4 million, respectively, under ASC 842. On May 24, 2023, but deemed effective as of March 1, 2023, Mesquite assigned all of its assets, including its interests in Eastern Catarina and Western Catarina, to TBM Catarina (such transaction, the “Mesquite Assignment”). As a result of the Mesquite Assignment, Mesquite is no longer a customer, and going forward we will be dependent on TBM Catarina as the sole customer on the Catarina Gathering System. Mesquite, and subsequently TBM Catarina, accounted for 100% of total revenue for the three and six months ended June 30, 2023.
During the three and six months ended June 30, 2023, we did not record any revenue under ASC 606. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, such as in our earnings release and investor presentations, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”

Contract Balances
At June 30, 2023 and December 31, 2022, our gathering and transportation accounts receivable were approximately $1.9 million and $2.3 million, respectively, under ASC 842.
On May 27, 2022, but effective as of April 1, 2022, we entered into the A&R Gathering Agreement, a related side letter agreement and the 2022 Settlement Agreement (collectively the “Settlement Documents”). We accounted for the Settlement Documents as a single contract modification of the Original Gathering Agreement under the contract combination guidance in ASC 842.
Prior to the execution of the A&R Gathering Agreement, Mesquite disputed the tariff rate for interruptible throughput volumes from Eastern Catarina (as defined below) billed from July 1, 2021 forward, which resulted in a disputed receivable balance of approximately $26.7 million. Under the terms of the A&R Gathering Agreement and other agreements concurrently entered into, approximately $15.1 million of the disputed receivable balance was paid in cash. In addition, the A&R Gathering Agreement amended key provisions of the Original Gathering Agreement in a manner favorable to us. Principally, it provides for, among other things, a new dedication of the eastern portion of the acreage position in Dimmit, La Salle and Webb counties, Texas owned by TBM Catarina, as successor-in-interest to Mesquite pursuant to the Mesquite Assignment (“Eastern Catarina”), whereas only Western Catarina (as defined in Note 10 “Intangible Assets”) was dedicated under the Original Gathering Agreement. The A&R Gathering Agreement also established gathering and processing fee rates for both Western Catarina and Eastern Catarina as well as rates for new production from the Dedicated Acreage (as defined in the A&R Gathering Agreement) and from the Subject Wells (as defined in the A&R Gathering Agreement).
In accordance with ASC 842, the portion of the disputed receivable balance of approximately $11.6 million we did not collect in cash was reclassified as a deferred lease incentive, reflective of the non-distinct nature of the contractual concessions received from TBM Catarina (as successor-in-interest to Mesquite pursuant to the Mesquite Assignment) in the A&R Gathering Agreement. The deferred lease incentive is being amortized over the remaining term of the A&R Gathering Agreement.
Amortization of the deferred A&R Gathering Agreement lease incentive for the three and six months ended June 30, 2023, was approximately $0.3 million and $0.6 million, respectively. This amortization is recorded as a reduction to gathering and transportation lease revenues in our condensed consolidated statements of operations.
Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At June 30, 2023 and December 31, 2022, our accounts receivables from contracts with customers was zero.
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Fair Value Measurements at June 30, 2023
	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$—	$—	$—
Other liabilities
Stonepeak Warrant	—	(540)	—	(540)
Total	$—	$(540)	$—	$(540)
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
As of June 30, 2023 and December 31, 2022, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.
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
Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6 “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets. As of June 30, 2023, the Nuvve Holding Warrants fair value was determined to be zero.
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
Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we were required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of June 30, 2023 and December 31, 2022, the fair value of the earnout was determined to be zero. Our obligations to make any future earnout payments terminated upon the effectiveness of the Mesquite Assignment.
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

The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning fair value of warrants	$—	$664
Net loss on warrants	—	(664)
Ending fair value of warrants	$—	$—
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
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of June 30, 2023, we had approximately $20.0 million of debt outstanding, comprised solely of the Term Loan. The Credit Agreement requires a single amortizing payment of outstanding principal on the Term Loan of $2.5 million on each of December 31, 2023, December 31, 2024 and June 30, 2025. We have approximately $5.0 million in unused borrowing capacity under the Revolving Loan. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2023.
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
At June 30, 2023, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan and we expect these amortizing payments will be made from our operating cash flows and other capital resources. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.
Debt Issuance Costs
As of June 30, 2023 and December 31, 2022, our unamortized debt issuance costs were approximately $0.5 million and $0.4 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended June 30, 2023 and 2022 was approximately $0.1 million and $0.1 million, respectively. Amortization of debt issuance costs recorded during the six months ended June 30, 2023 and 2022 was approximately $0.2 million and $0.2 million, respectively.
8. GATHERING AND TRANSPORTATION ASSETS
Gathering and transportation assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Gathering and transportation assets
Midstream assets	$183,113	$181,981
Less: Accumulated depreciation and impairment	(97,683)	(94,503)
Total gathering and transportation assets, net	$85,430	$87,478
Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.

Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization of gathering and transportation assets	$1,705	$1,758	$3,412	$3,532
Amortization of intangible assets	2,737	2,737	5,474	6,102
Total depreciation and amortization	$4,442	$4,495	$8,886	$9,634
Impairment of Gathering and Transportation Assets. We perform a periodic review of gathering and transportation assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable. If during our review we identify factors indicating the carrying value may not be recoverable, we compare the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of recoverability of our gathering and transportation assets and the recognition of additional impairments. Upon disposition or retirement of gathering and transportation assets, any gain or loss is recorded to operations.
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
The following table is a reconciliation of changes in ARO for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Asset retirement obligation, beginning balance	$5,121	$4,700
Accretion expense	225	421
Asset retirement obligation, ending balance	$5,346	$5,121
Additional AROs increase the liability associated with new gathering and transportation assets and other facilities as these obligations are incurred. Abandonments of gathering and transportation assets and other facilities reduce the liability for AROs. During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.
10. INTANGIBLE ASSETS
Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of June 30, 2023 is related to the Gathering Agreement with Mesquite that was entered into as part of the 2015 acquisition of a gathering system from Mesquite (the “Catarina Gathering System”), which is located on the western portion of acreage positioned in Dimmit, La Salle and Webb counties, Texas, currently owned by TBM Catarina, as successor-in-interest to Mesquite pursuant to the Mesquite Assignment (the western portion of such acreage, “Western Catarina”). Pursuant to the Gathering Agreement, TBM Catarina, as successor-in-interest to Mesquite pursuant to the Mesquite Assignment, tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in Western Catarina and Eastern Catarina for processing and transportation through the Catarina Gathering System. These intangible assets are being amortized using the straight-line method over the 17-year life of the agreement. We perform a periodic review of intangible assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable.
Amortization expense for the six months ended June 30, 2023 and 2022 was approximately $5.5 million and $6.1 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance	$106,752	$118,329
Amortization	(5,474)	(11,577)
Ending balance	$101,278	$106,752
11. INVESTMENTS
In July 2016, we completed a transaction pursuant to which we acquired from Mesquite a 50% interest in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that was 50% owned and operated by Targa Resources Corp. (NYSE: TRGP) (“Targa”), for an initial payment of approximately $37.0 million and the assumption of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of the acquisition date (the “Carnero Gathering Transaction”). The fair value of the intangible asset for the contractual customer relationship related to Carnero Gathering was valued at approximately $13.0 million. This amount is being amortized over a contract term of 15 years and decreases earnings from equity investments in our condensed consolidated statements of operations. As part of the Carnero Gathering Transaction, we were required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. Our obligations to make any future earnout payments terminated upon the effectiveness of the Mesquite Assignment. See Note 5 “Fair Value Measurements” for further discussion of the earnout derivative.
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
In May 2018, we executed a series of agreements with Targa and other parties pursuant to which, among other things: (1) the parties merged their respective 50% interests in Carnero Gathering and Carnero Processing (the “Carnero JV Transaction”) to form an expanded 50 / 50 joint venture in South Texas, within Carnero G&P, LLC (“Carnero JV”), (2) Targa contributed 100% of the equity interest in the Silver Oak II Gas Processing Plant (“Silver Oak II Plant”), located in Bee County, Texas, to Carnero JV, which expands the processing capacity of Carnero JV from 260 MMcf/d to 460 MMcf/d, (3) Targa contributed certain capacity in the 45 miles of high pressure natural gas gathering pipelines owned by Carnero Gathering (the “Carnero Gathering Line”) that connect the Catarina Gathering System to nearby pipelines and the 260 MMcf/d cryogenic natural gas processing plant located in La Salle County, Texas (the “Raptor Plant”) to Carnero JV resulting in Carnero JV owning all of the capacity in the Carnero Gathering Line, which has a design limit (without compression) of 400 MMcf/d, (4) Carnero JV received a new dedication of over 315,000 acres located in the Western Eagle Ford on the acreage in Dimmit, Webb, La Salle, Zavala and Maverick counties, Texas (such acreage is collectively referred to as the “Comanche Asset”), pursuant to a new long-term firm gas gathering and processing agreement. Prior to the Mesquite Assignment, the agreement with Mesquite, which was approved by all of the unaffiliated Comanche Asset working interest partners, established commercial terms for the gathering of gas on the Carnero Gathering Line and processing at the Raptor Plant and the Silver Oak II Plant. As a result of the Carnero JV Transaction, we now record our share of earnings and losses from Carnero JV using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. HLBV is a balance-sheet approach that calculates the amount we would have received if Carnero JV were liquidated at book value at the end of each measurement period. The change in our allocated amount during the period is recognized in our condensed consolidated statements of operations. In the event of the liquidation of Carnero JV, available proceeds are first distributed to any priority return and unpaid capital associated with the Silver Oak II Plant, and then to members in accordance with their capital accounts.
As of June 30, 2023, the Partnership had paid approximately $124.7 million for its investment in Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended June 30, 2023, the Partnership recorded earnings of approximately $0.6 million in equity investments from Carnero JV, which was adjusted by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the six months ended June 30, 2023, the Partnership recorded earnings of approximately $1.0 million in equity investments from the Carnero JV, which was adjusted by approximately $0.6 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $0.4 million were received during the six months ended June 30, 2023.
Summarized financial information of unconsolidated entities is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Sales	$34,550	$68,831
Total expenses	33,788	58,293
Net income	$762	$10,538
12. COMMITMENTS AND CONTINGENCIES
As part of the Carnero Gathering Transaction, we were required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of June 30, 2023. For the six months ended June 30, 2023, we made no payments to Mesquite related to the earnout. Our obligations to make any future earnout payments terminated upon the effectiveness of the Mesquite Agreement.
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
Indirect costs billed by SP Holdings in connection with the Shared Services Agreement are recorded as general and administrative expense - related entities. For the six months ended June 30, 2023 and 2022, indirect costs were recorded as a credit of approximately $1.9 million and $1.6 million, respectively.
Unit Ownership
As of June 30, 2023, Stonepeak owned 231,761,668 common units (or approximately 7,725,389 common units after adjusting for the one-for-thirty reverse split completed July 18, 2023), or 82.5% of our common units. Such common unit amounts include 27,017,268 common units (or approximately 900,576 common units after adjusting for the one-for-thirty reverse split completed July 18, 2023) which Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant.

14. UNIT-BASED COMPENSATION
The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the six months ended June 30, 2023, after adjusting for the one-for-thirty reverse split completed July 18, 2023, is presented in the following table:

	Number of Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2022	119,760	$37.50
Granted	190,833	5.70
Vested	(170,000)	6.00
Returned/Cancelled	(79,300)	35.40
Outstanding at June 30, 2023	61,293	$28.79
In January 2023, the Partnership issued 625,000 restricted common units (20,833 restricted common units after adjusting for the one-for-thirty reverse split completed July 18, 2023) pursuant to the LTIP which vest ratably over two years. In March 2023, the Partnership issued 5,100,000 restricted common units (170,000 restricted common units after adjusting for the one-for-thirty reverse split completed July 18, 2023) pursuant to the LTIP to certain executives of the Partnership’s general partner which vested immediately as a condition of termination of the executives. In May 2023, 2,378,988 units were returned to the LTIP (79,300 restricted common units after adjusting for the one-for-thirty reverse split completed July 18, 2023) due to the departure of officers of our general partner.
As of June 30, 2023, 26,899,297 common units (896,643 common units after adjusting for the one-for-thirty reverse split completed July 18, 2023) remained available for future issuance to participants under the LTIP.
The Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan (the “Inducement Plan”) allows for grants of restricted common units. During the six months ended June 30, 2023, no restricted common units were issued and 5,326,808 common units were forfeited and returned (177,560 common units after adjusting for the one-for-thirty reverse split completed July 18, 2023) to the Inducement Plan. As of June 30, 2023, there are 6,183,300 common units (206,110 common units after adjusting for the one-for-thirty reverse split completed July 18, 2023) available for issuance to participants under the Inducement Plan.

Number of Common Units
Outstanding at December 31, 2022	383,670
Returned/Cancelled	(177,560)
Outstanding at June 30, 2023	206,110
15. PARTNERS’ DEFICIT
Outstanding Units
As of June 30, 2023, we had 37,751,041 Class C Preferred Units outstanding and 254,108,374 common units outstanding (approximately 8,470,230 common units after adjusting for the one-for-thirty reverse split), which included 1,838,846 unvested restricted common units (61,293 common units after adjusting for the one-for-thirty reverse split) issued under the LTIP.
Common Unit Issuances
We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs. As of June 30, 2023, we have not redeemed any Class C Preferred Units and, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of June 30, 2023, the number of units to be issued under the Shared Services Agreement is 23,257,663 (which amount is not adjusted for the one-for-thirty reverse split completed July 18, 2023). At June 30, 2023, the value of these units was approximately $1.9 million and is recorded on the condensed consolidated balance sheets in accrued shared services fees - related entities.
Class C Preferred Units
On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Original Warrant in a private placement transaction (the “Exchange”).
The holders of the Class C Preferred Units receive a quarterly distribution of 14.0% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense - related entities in our condensed consolidated statements of operations. As of January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash. As of June 30, 2023, no Class C Preferred Units have been redeemed. During the six months ended June 30, 2023 and 2022, we recorded non-cash interest expense related to the Class C Preferred Units of approximately $29.8 million and $28.8 million, respectively, which are recorded in interest expense - related entities on our condensed consolidated statements of operations.
The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheets consisting of the following (in thousands):

	June 30, 2023	December 31, 2022
Class C Preferred Units, beginning balance	$411,800	$397,387
Distribution accrual	14,917	14,413
Class C Preferred Units, ending balance	$426,717	$411,800
The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

Three Months Ended	Class C Preferred PIK Distribution	Date of Declaration	Date of Record	Date of Distribution
December 31, 2022	1,276,605	February 10, 2023	February 20, 2023	February 28, 2023
On November 16, 2020, the Partnership and Stonepeak entered into the Stonepeak Letter Agreement which provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter.
The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units, after adjusting for the one-for-thirty reverse split completed July 18, 2023, related to the periods indicated.

Three Months Ended	Number of Common Units	Date of Distribution
December 31, 2021	816,745	February 22, 2022
March 31, 2022	824,064	May 20, 2022
June 30, 2022	914,755	August 22, 2022
September 30, 2022	914,755	December 28, 2022
March 31, 2023	946,771	May 22, 2023

Stonepeak Warrant
On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Original Warrant, which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Stonepeak Warrant are charged to interest expense - related entities in our condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, we recorded a benefit of approximately $2.3 million and an expense of approximately $0.2 million, respectively, related to the Stonepeak Warrant.
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
As of June 30, 2023, the Partnership had invested approximately $124.7 million in Carnero JV and no debt has been incurred by Carnero JV. We have included this VIE in equity investments on our condensed consolidated balance sheets.
Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Acquisitions, earnout and capital investments	$128,781	$128,781
Earnings in equity investments	(17,027)	(17,479)
Distributions received	(96,722)	(96,338)
Maximum exposure to loss	$15,032	$14,964
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

18. SUBSEQUENT EVENTS
Partnership Agreement Amendment No. 3
On July 17, 2023, our general partner entered into Amendment No. 3 to our partnership agreement to make necessary and appropriate changes in connection with the Reverse Split (as defined below).
Completion of Reverse Split
On July 18, 2023, the Partnership completed a one-for-thirty reverse split (the “Reverse Split”) of its common units, pursuant to which common unitholders received one common unit for every thirty common units held at the close of trading on July 17, 2023. No fractional units were issued in connection with the Reverse Split and unitholders who would have otherwise received a fractional unit instead received a cash payment (without interest and rounded up to the nearest whole cent) based on the closing price of the common units on July 17, 2023.
Commencement of Marketing Process
On July 24, 2023, the Partnership commenced a marketing process for the sale of all or substantially all of the Partnership’s assets.
Removal of Trading Suspension and Withdrawal of Delisting Procedures
On July 25, 2023, the Partnership received notice from the NYSE American informing the Partnership that it has resolved the continued listing deficiency with respect to low selling price as described in Section 1003(f)(v) of the Company Guide. As a result, the staff of the NYSE Regulation withdrew its delisting determination and removed the trading suspension on the common units on the NYSE American. Accordingly, the August 8, 2023 hearing before the Panel has been cancelled. The common units commenced trading on the NYSE American on Monday, July 31, 2023 under the symbol “SNMP.”
Notwithstanding the removal of the trading suspension, the Partnership continues to remain subject to its previously disclosed plan to regain compliance with the NYSE American’s continued listing standards, which was accepted by the NYSE American on February 21, 2023. The Partnership has been granted a target completion date of June 6, 2024 to implement its plan and regain compliance with the NYSE American’s continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide.
If the Partnership is not in compliance with the continued listing standards by June 6, 2024, or if it does not make progress consistent with the plan during the plan period, the NYSE American may again initiate delisting proceedings as appropriate. The Partnership intends to regain compliance with the NYSE American’s continued listings standards by such date; however, there is no assurance the Partnership will be able to accomplish this.

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
Developments during the Quarter Ended June 30, 2023
Termination of the Framework Agreement
On June 6, 2023, the Board approved the termination of the Framework Agreement that the Partnership entered into with HOBO Renewable Diesel LLC (“HOBO”) on November 3, 2021 (as amended, the “Framework Agreement”). Following such Board approval, the Partnership sent a written termination notice to HOBO and the termination was immediately effective pursuant to the Framework Agreement. The termination did not result in any early termination penalties incurred by the Partnership.
The Framework Agreement was material to the Partnership because it provided the Partnership with the option to elect, in its sole discretion, to fund certain development expenses of HOBO as HOBO sought to develop, construct, own and operate renewable fuels facilities. As a result of the termination of the Framework Agreement, the Partnership will no longer have such option and will not proceed with funding, or in turn developing, constructing, owning or operating, any such renewable fuels facilities.
Partnership Agreement Amendment No. 2
Effective May 15, 2023, our general partner entered into Amendment No. 2 to our partnership agreement to make changes to clarify the permissible treatment of fractional Units as a result of any distribution, subdivision or combination of Units.
Notice of Delisting and Appeal
On June 6, 2023, the Partnership received notice (the “Delisting Notice”) from the NYSE American informing the Partnership that NYSE Regulation had determined that the Partnership was no longer suitable for listing pursuant to Section 1003(f)(v) of the Company Guide due to the low selling price of the common units. The Delisting Notice also provided that NYSE Regulation had determined to commence proceedings to delist the common units from the NYSE American due to the low selling price of the common units. NYSE American delisting procedures provided the Partnership with the right to a review of this determination by a committee of the Board of Directors of the NYSE American. On June 13, 2023, the Partnership submitted formal written notice exercising its right to a review of NYSE Regulation’s delisting determination in accordance with the NYSE American delisting procedures and awaited an oral hearing regarding the Partnership’s continued listing.
On June 23, 2023, the Partnership received notice from the NYSE Office of General Counsel confirming that, in accordance with the Company Guide, a Listing Qualifications Panel of the Committee for Review (the “Panel”) was authorized to make a determination on this matter and the hearing before the Panel was scheduled for Tuesday, August 8, 2023. The delisting of the common units was stayed pending the conclusion of the review process, while the trading suspension that was implemented on June 6, 2023 remained in effect. In the interim, the common units continued to trade on the over-the-counter market under the symbol “SNMP.” Please see “—Subsequent Events—Removal of Trading Suspension and Withdrawal of Delisting Procedures” below for an update on the delisting process.

Amended Date for Reverse Split
The Partnership announced a one-for-thirty reverse split (the “Reverse Split”) of its common units on May 22, 2023. The Reverse Split was expected to be effective as of the opening of trading on June 14, 2023. On June 13, 2023, the Partnership issued a press release announcing that it was amending the date for the previously announced Reverse Split due to the fact that the Reverse Split was subject to review by the Financial Industry Regulatory Authority (“FINRA”) as a result of the common units initiating trading on the over-the-counter market on June 7, 2023.
On June 23, 2023, the Partnership issued a press release announcing that it was amending the date for the previously announced Reverse Split to be effective after the over-the-counter market closes on July 17, 2023. The common units began trading on a split-adjusted basis when the over-the-counter market opened on July 18, 2023. The common units continued trading on the over-the-counter market under the symbol “SNMP” and were assigned a new CUSIP number (30053M203) following the Reverse Split. The press release followed confirmation from FINRA that it had received and reviewed the necessary documentation to process the Reverse Split.
Executed Assignment Agreement
As previously disclosed, SN Catarina, LLC, a Delaware limited liability company (“SN Catarina”), and Catarina Midstream LLC, a Delaware limited liability company (“Catarina Midstream”) and wholly owned subsidiary of the Partnership, entered into that certain A&R Gathering Agreement.
On May 23, 2023, each of TBM Catarina, SN Catarina and Catarina Midstream executed and delivered that certain Assignment, Assumption and Consent Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Catarina Midstream consented to the assignment by SN Catarina to TBM Catarina of all of SN Catarina’s right, title, and interest in, and obligations and duties under, the A&R Gathering Agreement, with effect from and after August 1, 2022. Among other things, Catarina Midstream, SN Catarina and TBM Catarina agreed, pursuant to the Assignment Agreement, that all amounts owed under the A&R Gathering Agreement, including any amounts for prior-period adjustments and late payments, between SN Catarina and Catarina Midstream have been netted and paid through the month of November 2022.
Class C Preferred Units
On April 28, 2023, the Partnership received written notice of Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2023 in common units. The aggregate distribution of 28,403,130 common units (the “Q123 Stonepeak Units”) is payable to Stonepeak Catarina following satisfaction of certain issuance conditions, including, among other things, the compliance by the Partnership and Stonepeak with any applicable federal securities laws applicable to the issuance of the Q123 Stonepeak Units. On May 1, 2023, in connection with Stonepeak Catarina’s election above, we entered into Warrant Amendment 10 with Stonepeak Catarina to exclude from the Stonepeak Warrant 4,260,470 common units issuable under the LTIP.
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
Subsequent Events
Partnership Agreement Amendment No. 3
On July 17, 2023, our general partner entered into Amendment No. 3 to our partnership agreement to make necessary and appropriate changes in connection with the Reverse Split.
Completion of Reverse Split
On July 18, 2023, the Partnership completed the Reverse Split of its common units, pursuant to which common unitholders received one common unit for every thirty common units held at the close of trading on July 17, 2023. No fractional units were issued in connection with the Reverse Split and unitholders who would have otherwise received a fractional unit instead received a cash payment (without interest and rounded up to the nearest whole cent) based on the closing price of the common units on July 17, 2023.
Commencement of Marketing Process
On July 24, 2023, the Partnership commenced a marketing process for the sale of all or substantially all of the Partnership’s assets.
Removal of Trading Suspension and Withdrawal of Delisting Procedures
On July 25, 2023, the Partnership received notice from the NYSE American informing the Partnership that it has resolved the continued listing deficiency with respect to low selling price as described in Section 1003(f)(v) of the Company Guide. As a result, the staff of the NYSE Regulation withdrew its delisting determination and removed the trading suspension on the common units on the NYSE American. Accordingly, the August 8, 2023 hearing before the Panel has been cancelled. The common units commenced trading on the NYSE American on Monday, July 31, 2023 under the symbol “SNMP.”
Notwithstanding the removal of the trading suspension, the Partnership continues to remain subject to its previously disclosed plan to regain compliance with the NYSE American’s continued listing standards, which was accepted by the NYSE American on February 21, 2023. The Partnership has been granted a target completion date of June 6, 2024 to implement its plan and regain compliance with the NYSE American’s continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide.

If the Partnership is not in compliance with the continued listing standards by June 6, 2024, or if it does not make progress consistent with the plan during the plan period, the NYSE American may again initiate delisting proceedings as appropriate. The Partnership intends to regain compliance with the NYSE American’s continued listings standards by such date; however, there is no assurance the Partnership will be able to accomplish this.
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

Throughput Volumes
Our management analyzes our performance based on the aggregate amount of throughput volumes on the Catarina Gathering System, which is our sole gathering system. We must connect additional wells or well pads within Eastern Catarina and Western Catarina in order to maintain or increase throughput volumes on the Catarina Gathering System. Our success in connecting additional wells is impacted by successful drilling activity by TBM Catarina (as successor-in-interest to Mesquite pursuant to the Mesquite Assignment) on the acreage dedicated to the Catarina Gathering System, our ability to secure volumes from TBM Catarina (as successor-in-interest to Mesquite pursuant to the Mesquite Assignment) or third parties from new wells drilled on non-dedicated acreage, our ability to attract hydrocarbon volumes currently gathered by our competitors and our ability to cost-effectively construct or acquire new infrastructure.
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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
Net loss	$(9,936)	$(22,219)	$(32,157)	$(26,302)
Adjusted by:
Interest expense, net	457	516	973	1,034
Interest expense, net - related entities	10,685	16,838	27,523	29,049
Income tax expense	18	19	38	72
Depreciation and amortization	4,442	4,444	8,886	9,634
Accretion expense	113	111	225	206
Loss on sale of assets	—	—	—	4,408
Unit-based compensation expense	11	11	22	53
Unit-based asset management fees	(3,829)	1,897	(1,932)	(1,592)
Distributions in excess of equity earnings	1,013	239	1,252	5,097
Loss on mark-to-market activities	—	—	—	664
Adjusted EBITDA	$2,974	$1,856	$4,830	$22,323
Significant Operational Factors
Throughput
The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
Catarina Gathering System:
Oil (MBbl/d)	3.7	4.2	3.9	4.8
Natural gas (MMcf/d)	53.6	56.9	55.2	66.2

Results of Operations
Three months ended June 30, 2023 compared to three months ended March 31, 2023
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,	March 31,
	2023	2023	Variance
Revenues:
Gathering and transportation lease revenues	$6,042	$6,372	$(330)	(5)%
Total revenues	6,042	6,372	(330)	(5)%
Expenses
Operating expenses
Transportation operating expenses	2,424	2,518	(94)	(4)%
General and administrative expenses	1,964	2,384	(420)	(18)%
General and administrative expense (benefit) - related entities	(3,829)	1,897	(5,726)	NM (a)
Unit-based compensation expense	11	11	—	—%
Depreciation and amortization	4,442	4,444	(2)	—%
Accretion expense	113	111	2	2%
Total operating expenses	5,125	11,365	(6,240)	(55)%
Other (income) expense
Interest expense, net	457	516	(59)	(11)%
Interest expense, net - related entities	10,685	16,838	(6,153)	(37)%
Earnings from equity investment	(307)	(145)	(162)	112%
Other income	—	(2)	2	(100)%
Total other expenses	10,835	17,207	(6,372)	(37)%
Total expenses	15,960	28,572	(12,612)	(44)%
Loss before income taxes	(9,918)	(22,200)	12,282	(55)%
Income tax expense	18	19	(1)	(5)%
Net loss	$(9,936)	$(22,219)	$12,283	(55)%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $0.3 million or 5%, to approximately $6.0 million for the three months ended June 30, 2023 compared to approximately $6.4 million for the three months ended March 31, 2023. This decrease was primarily the result of a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses decreased by approximately $0.1 million, or 4%, to approximately $2.4 million for the three months ended June 30, 2023 compared to approximately $2.5 million for the three months ended March 31, 2023. This decrease was due to a decrease in non-recurring maintenance as well as a decrease in throughput.
General and administrative expenses. General and administrative expenses include field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $0.4 million, or 18%, to approximately $2.0 million for the three months ended June 30, 2023 compared to approximately $2.4 million for the three months ended March 31, 2023. The decrease was primarily the result of a reduction in executive salaries and wages following the termination of our former Chief Executive Officer and former Chief Operating Officer, effective March 31, 2023.

General and administrative expense (benefit) - related entities. General and administrative expense (benefit) - related entities include indirect costs billed by SP Holdings in connection with the Shared Services Agreement. General and administrative benefit - related entities decreased by approximately $5.7 million to a credit of approximately $3.8 million for the three months ended June 30, 2023 compared to an expense of approximately $1.9 million for the three months ended March 31, 2023. The decrease was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $5.7 million as a result of the decrease in the market price of our common units during the period.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended June 30, 2023 compared to the three months ended March 31, 2023.
Interest expense, net. Interest expense consists of cash interest expense and amortization of debt issuance costs from borrowings under the Credit Agreement. Interest expense decreased approximately $59.0 thousand, or 11%, to approximately $457.0 thousand for the three months ended June 30, 2023 compared to approximately $516.0 thousand for the three months ended March 31, 2023.
Interest expense, net - related entities. Interest expense, net - related entities consists of distributions on the Class C Preferred Units and the non-cash change in fair value of the Stonepeak Warrant. Interest expense, net - related entities decreased approximately $6.2 million, or 37%, to approximately $10.7 million for the three months ended June 30, 2023 compared to approximately $16.8 million for the three months ended March 31, 2023. This decrease was the result of an decrease in the price of our common units which caused the Stonepeak Warrant value to decrease.
Earnings from equity investment. Earnings from equity investments increased approximately $0.2 million, or 112%, to earnings of approximately $0.3 million for the three months ended June 30, 2023 compared to earnings of approximately $0.1 million for the three months ended March 31, 2023. This increase was primarily the result of an increase in throughput.
Income tax expense. Income tax expense decreased approximately $1.0 thousand, or 5%, to approximately $18.0 thousand for the three months ended June 30, 2023 compared to an expense of approximately $19.0 thousand for the three months ended March 31, 2023. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Results of Operations
Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Variance
Revenues:
Gathering and transportation lease revenues	$12,414	$22,430	$(10,016)	(45)%
Total revenues	12,414	22,430	(10,016)	(45)%
Expenses
Operating expenses
Transportation operating expenses	4,942	4,637	305	7%
General and administrative expenses	4,348	5,800	(1,452)	(25)%
General and administrative benefit - related entities	(1,932)	(1,592)	(340)	21%
Unit-based compensation expense	22	53	(31)	(58)%
Loss on sale of assets	—	4,408	(4,408)	(100)%
Depreciation and amortization	8,886	9,634	(748)	(8)%
Accretion expense	225	206	19	9%
Total operating expenses	16,491	23,146	(6,655)	(29)%
Other (income) expense
Interest expense, net	973	1,034	(61)	(6)%
Interest expense, net - related entities	27,523	29,049	(1,526)	(5)%
Earnings from equity investment	(452)	(5,311)	4,859	(91)%
Other (income) expense	(2)	742	(744)	(100)%
Total other expenses	28,042	25,514	2,528	10%
Total expenses	44,533	48,660	(4,127)	(8)%
Loss before income taxes	(32,119)	(26,230)	(5,889)	22%
Income tax expense	38	72	(34)	(47)%
Net loss	$(32,157)	$(26,302)	$(5,855)	22%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $10.0 million, or 45%, to approximately $12.4 million for the six months ended June 30, 2023 compared to approximately $22.4 million for the six months ended June 30, 2022. This decrease was primarily the result of a decrease in the tariff charged for hydrocarbons transported on Eastern Catarina under the A&R Gathering Agreement, effective as of April 1, 2022, as well as a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $0.3 million, or 7%, to approximately $4.9 million for the six months ended June 30, 2023 compared to approximately $4.6 million for the six months ended June 30, 2022. This increase was primarily due to replacing previously owned equipment with leased equipment and rising costs for chemicals, labor, maintenance, tools and supplies as a result of recent inflation and ongoing supply chain constraints. This increase was slightly offset by a decrease in throughput.
General and administrative expenses. General and administrative expenses include field office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $1.5 million, or 25%, to approximately $4.3 million for the six months ended June 30, 2023 compared to approximately $5.8 million for the six months ended June 30, 2022. The decrease was primarily the result of a reduction in professional fees surrounding the disputed rate charged on Western Catarina Midstream and the A&R Gathering Agreement.
General and administrative benefit - related entities. General and administrative benefit - related entities includes indirect costs billed by SP Holdings in connection with the Shared Services Agreement. General and administrative benefit - related entity increased by approximately $0.3 million to a credit of approximately $1.9 million for the six months ended June 30, 2023 compared to a credit of approximately $1.6 million for the six months ended June 30, 2022. The increase was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $0.3 million due to the volatility in the market price of our common units during the period.
Loss on sale of assets. The loss on sale of assets during the six months ended June 30, 2022, was approximately $4.4 million. This loss was the result of the sale of certain gathering and transportation equipment which was replaced with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Depreciation and amortization expense decreased by approximately $0.7 million, or 8% to approximately $8.9 million for the six months ended June 30, 2023 compared to approximately $9.6 million for the six months ended June 30, 2022. This decrease was primarily the result of the Kodiak Sale. Additionally, the A&R Gathering Agreement extended the expected life of the customer contract intangible asset which reduced the amortization amount recognized by period.
Interest expense, net. Interest expense consists of cash interest expense and amortization of debt issuance costs from borrowings under the Credit Agreement. Our interest expense was consistent for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Interest expense, net - related entities. Interest expense, net - related entities consists of distributions on the Class C Preferred Units and the non-cash change in fair value of the Stonepeak Warrant. Interest expense, net - related entities decreased approximately $1.5 million, or 5%, to approximately $27.5 million for the six months ended June 30, 2023 compared to approximately $29.0 million for the six months ended June 30, 2022. This decrease was the result of an decrease in the price of our common units which caused the Stonepeak Warrant value to decrease.
Earnings from equity investment. Earnings from equity investments decreased approximately $4.9 million, or 91%, to earnings of approximately $0.5 million for the six months ended June 30, 2023 compared to earnings of approximately $5.3 million for the six months ended June 30, 2022. This decrease in earnings was a result of the expiration of a minimum volume commitment in April 2022.
Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other income for the six months ended June 30, 2023 was approximately $2.0 thousand compared to other expense of approximately $0.7 million during the six months ended June 30, 2022. The expense for the six months ended June 30, 2022 was related to a reduction in the fair value of the Nuvve Holding Warrants to zero. For the six months ended June 30, 2023, the fair value of the Nuvve Holding Warrants remained at zero.
Income tax expense. Income tax expense decreased approximately $34.1 thousand, or 47%, to approximately $38.0 thousand for the six months ended June 30, 2023 compared to an expense of approximately $72.1 thousand for the six months ended June 30, 2022. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.
Liquidity and Capital Resources
As of June 30, 2023, we had approximately $3.4 million in cash and cash equivalents and $5.0 million available for borrowing under the Credit Agreement, as discussed further below. Adjusted Available Cash (as defined in our partnership agreement), if any, will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.
During the three and six months ended June 30, 2023, we paid approximately $0.4 million and approximately $0.8 million, respectively, in cash for interest on borrowings under our Credit Agreement. During the three and six months ended June 30, 2023, we recorded interest expense related to the Class C Preferred Units of approximately $14.9 million and $29.8 million, respectively, which is recorded in interest expense - related entities on our consolidated statements of operations. These are non-cash interest expense items.
Our capital expenditures during the six months ended June 30, 2023 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement, sale of certain non-commercial assets and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.
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
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of June 30, 2023, we had approximately $20.0 million of debt outstanding, comprised solely of the Term Loan. The Credit Agreement requires a single amortizing payment of outstanding principal on the Term Loan of $2.5 million on each of December 31, 2023, December 31, 2024 and June 30, 2025. We have approximately $5.0 million in unused borrowing capacity under the Revolving Loan. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2023.
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
At June 30, 2023, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
Sources of Debt and Equity Financing
As of June 30, 2023, we had approximately $20.0 million of debt outstanding under the Term Loan and no debt outstanding under the Revolving Loan, leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of June 30, 2023. Our Credit Agreement matures on September 30, 2025.
Operating Cash Flows
We had net cash flows provided by operating activities for the six months ended June 30, 2023 of approximately $2.5 million, compared to net cash flows provided by operating activities of approximately $25.3 million for the same period in 2022. This decrease was primarily related to the decrease in throughput between the periods.
Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.
Investing Activities
We had net cash flows used in investing activities for the six months ended June 30, 2023, of approximately $1.4 million, substantially all of which were related to midstream activities.
We also had net cash flows used in investing activities for the six months ended June 30, 2022, of approximately $0.6 million, which related to indirect costs of right of use assets offset by the proceeds from the Kodiak Sale.
Financing Activities
Net cash flows used in financing activities was approximately $0.5 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we repaid borrowings of approximately $0.2 million under our Credit Agreement.
Net cash flows used in financing activities was approximately $24.0 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we repaid borrowings of approximately $24.0 million under our Credit Agreement.
Credit Markets and Counterparty Risk
We actively monitor the credit exposure and risks associated with our counterparties. Additionally, we continue to monitor global credit markets to limit our potential exposure to credit risk where possible. Our primary credit exposures result from the generation of substantially all of our midstream revenues from a single customer. As a result of the Mesquite Assignment, Mesquite is no longer a customer, and going forward we will be dependent on TBM Catarina as the sole customer on the Catarina Gathering System.
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
As of June 30, 2023, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The policies disclosed included the accounting for gathering and transportation assets and revenue recognition. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer/Principal Financial Officer of the general partner of SNMP has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer/Principal Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Carefully consider the risk factors under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.There have been no significant changes except as follows:
The Reverse Split may decrease the liquidity of our common units and could lead to a decrease in our overall market capitalization.
The liquidity of our common units may be affected adversely by a Reverse Split effected by the Partnership given the reduced number of our common units that will be outstanding following the Reverse Split, especially if the market price of our common units does not increase following the effectiveness of the Reverse Split.
The Reverse Split should have the result of increasing the per unit trading price of our common units, but there is no assurance that the trading price of our common units after the Reverse Split will rise (or remain constant) in proportion to the reduction in the number of common units outstanding before the Reverse Split. We cannot predict the impact of the Reverse Split on the trading price of our common units. Our total market capitalization after the Reverse Split may be lower than our total market capitalization before the Reverse Split.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, on May 23, 2023, pursuant to the terms of the Stonepeak Letter Agreement, we issued 28,403,130 common units to Stonepeak Catarina in response to Stonepeak Catarina’s election to receive distributions on the Class C Preferred Units for the quarter ended March 31, 2023. The issuance of these common units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.
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

3.8
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 16, 2023, File No. 001-33147).

3.9
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Evolve Transition Infrastructure LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on July 20, 2023, File No. 001-33147).

3.10
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

3.12
Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated March 2, 2015 (incorporated herein by reference to Exhibit 4.5 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed by Sanchez Production Partners LP on March 6, 2015, File No. 333-198440).

3.13
Amendment No. 1 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated May 8, 2015 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A filed by Sanchez Production Partners LP on September 3, 2015, File No. 001-33147).

3.14
Amendment No. 2 to Limited Liability Company Agreement of Sanchez Production Partners GP LLC, dated October 14, 2015 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Production Partners LP on October 14, 2015, File No. 001-33147).

3.15
Amendment No. 3 to Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, dated August 2, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on August 5, 2019, File No. 001-33147).

3.16
Amendment No. 4 to Limited Liability Company Agreement of Sanchez Midstream Partners GP LLC, dated September 7, 2020 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Sanchez Midstream Partners LP on September 9, 2020, File No. 001-33147).

3.17
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

10.1
Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of April 10, 2023, between Evolve Transition Infrastructure LP, the guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as administrative agent, collateral agent and letter of credit issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on April 12, 2023, File No. 001-33147).

10.2
Amendment No. 10 to Warrant Exercisable for Junior Securities, effective May 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Evolve Transition Infrastructure LP on May 2, 2023, File No. 001-33147).

10.3**†	Assignment, Assumption and Consent Agreement, dated as of May 23, 2023, between TCM Acquirer I OpCo, LLC, SN Catarina, LLC and Catarina Midstream, LLC.

31.1**	Certification of Principal Executive/Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***
Certification of Principal Executive/Financial Officer of Evolve Transition Infrastructure GP LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

EX 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________________

**	Filed herewith.

***	Furnished herewith.

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Evolve Transition Infrastructure LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolve Transition Infrastructure LP

	By:	Evolve Transition Infrastructure GP LLC, its general partner

Date: August 11, 2023	By:	/s/ Charles C. Ward
Charles C. Ward
Interim Chief Executive Officer, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)