Form 10-Q
period 2023-09-30
Evolve Transition Infrastructure LP
filed 2023-11-13
CIK 1362705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Common units outstanding as of November 9, 2023: approximately 8,429,416 common units.

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
•“Reverse Split” means the one-for-thirty reverse split of the Partnership’s common units, effective July 18, 2023, pursuant to which common unitholders received 1 common unit for every 30 common units owned at the close of business on July 17, 2023.
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

•“Stonepeak Warrant” means (i) at all times prior to February 24, 2021, that certain Warrant Exercisable for Junior Securities, issued to Stonepeak Catarina on August 2, 2019 (the “Original Warrant”); (ii) at all times from February 24, 2021 to May 3, 2021, the Original Warrant, as amended by Amendment No. 1 thereto, dated February 24, 2021 (“Warrant Amendment 1”); (iii) at all times from May 3, 2021 to August 2, 2021, the Original Warrant, as amended by Warrant Amendment 1, and Amendment No. 2 thereto, dated May 3, 2021 (“Warrant Amendment 2”); (iv) at all times from August 2, 2021 through November 5, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2 and Amendment No. 3 thereto, dated August 2, 2021 (“Warrant Amendment 3”); (v) at all times from November 5, 2021 through November 9, 2021, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3 and Amendment No. 4 thereto, dated November 5, 2021 (“Warrant Amendment 4”); (vi) at all times from November 9, 2021 through February 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4 and Amendment No. 5 thereto, dated November 9, 2021 (“Warrant Amendment 5”); (vii) at all times from February 1, 2022 to May 2, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, and Amendment No. 6 thereto, dated February 1, 2022 (“Warrant Amendment 6”); (viii) at all times from May 2, 2022 to August 1, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, and Amendment No. 7 thereto, dated May 2, 2022 (“Warrant Amendment 7”); (ix) at all times from August 1, 2022 to December 28, 2022, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, and Amendment No. 8 thereto, dated August 1, 2022 (“Warrant Amendment 8”); (x) at all times from December 28, 2022 to May 1, 2023, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, Warrant Amendment 8, and Amendment No. 9 thereto, dated December 28, 2022 (“Warrant Amendment 9”); and (xi) at all times after May 1, 2023, the Original Warrant, as amended by Warrant Amendment 1, Warrant Amendment 2, Warrant Amendment 3, Warrant Amendment 4, Warrant Amendment 5, Warrant Amendment 6, Warrant Amendment 7, Warrant Amendment 8, Warrant Amendment 9, and Amendment No. 10 thereto, dated May 1, 2023.
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
All references to common units and per unit amounts have been retroactively restated to reflect the Reverse Split as if it had taken place as of the beginning of the earliest period presented, unless otherwise stated.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Gathering and transportation lease revenues	$5,918	$6,969	$18,332	$29,399
Total revenues	5,918	6,969	18,332	29,399
Expenses
Operating expenses
Transportation operating expenses	2,508	2,306	7,450	6,943
General and administrative expenses	1,966	2,975	6,313	8,775
General and administrative expense (benefit) - related entities	770	(897)	(1,163)	(2,489)
Unit-based compensation expense	11	—	33	53
Loss on sale of assets	—	—	—	4,408
Depreciation and amortization	4,410	4,425	13,296	14,059
Accretion expense	116	106	340	312
Total operating expenses	9,781	8,915	26,269	32,061
Other (income) expense
Interest expense, net	462	430	1,435	1,465
Interest expense, net - related entities	16,227	14,036	43,751	43,085
Earnings from equity investment	(984)	(377)	(1,436)	(5,688)
Other (income) expense	—	(45)	(2)	697
Total other expenses	15,705	14,044	43,748	39,559
Total expenses	25,486	22,959	70,017	71,620
Loss before income taxes	(19,568)	(15,990)	(51,685)	(42,221)
Income tax expense	16	24	54	96
Net loss	$(19,584)	$(16,014)	$(51,739)	$(42,317)
Net loss per unit prior to conversion
Common units - Basic and Diluted	$(0.08)	$(0.10)	$(0.23)	$(0.30)
Weighted Average Units Outstanding prior to conversion
Common units - Basic and Diluted	243,707,236	167,250,411	228,596,208	142,085,267
Net loss per unit after conversion(1)
Common units - Basic and Diluted	$(2.41)	$(2.87)	$(6.82)	$(8.93)
Weighted Average Units Outstanding after conversion(1)
Common units - Basic and Diluted	8,123,532	5,575,014	7,589,082	4,736,176
(1) Amounts adjusted for the Reverse Split. See Note 15 “Partners’ Deficit.”
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,122	$2,785
Accounts receivable	4,117	2,415
Prepaid expenses	606	371
Deferred lease incentive	1,122	1,122
Total current assets	7,967	6,693
Gathering and transportation assets, net	83,962	87,478
Intangible assets, net	98,541	106,752
Equity investments	14,696	14,964
Deferred lease incentive, net	8,972	9,813
Right of use assets, net	3,938	5,899
Other non-current assets	50	75
Total assets	$218,126	$231,674

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,399	$4,675
Other current liabilities	359	438
Short-term debt, net of debt issuance costs	—	19,793
Class C preferred units - related entities	442,157	411,800
Short-term lease liabilities	2,286	2,204
Total current liabilities	448,201	438,910
Other liabilities
Accrued shared services fees - related entities	2,677	3,839
Asset retirement obligation	5,461	5,121
Long-term debt, net of discount and debt issuance costs	17,049	—
Long-term lease liabilities	1,048	2,773
Stonepeak warrant - related entities	1,328	2,853
Other liabilities	303	287
Total other liabilities	27,866	14,873
Total liabilities	476,067	453,783
Commitments and contingencies (See Note 12)
Partners’ deficit
Common units, 8,443,516(1) and 7,510,186(1) units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	(257,941)	(222,109)
Total partners’ deficit	(257,941)	(222,109)
Total liabilities and partners’ deficit	$218,126	$231,674
(1) Amounts adjusted for the Reverse Split. See Note 15 “Partners’ Deficit.”
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(51,739)	$(42,317)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	5,085	5,220
Amortization of debt issuance costs	247	380
Class C distribution accrual	30,357	—
Accretion expense	340	312
Distributions from equity investments	1,704	11,671
Equity earnings in affiliate	(1,436)	(5,688)
Loss on sale of assets	—	4,408
Mark-to-market on Stonepeak Warrant - related entities	(1,525)	(152)
Loss on Nuvve Holding Warrants	—	664
Unit-based compensation	1,054	77
Amortization of deferred lease incentive	841	373
Amortization of intangible assets	8,211	8,839
Changes in operating assets and liabilities:
Accounts receivable	(1,702)	5,448
Prepaid expenses	(235)	(10)
Other assets	25	—
Accounts payable and accrued liabilities	(1,220)	(33)
Other liabilities - related entities	13,757	40,296
Other long-term liabilities	16	(24)
Net cash provided by operating activities	3,780	29,464
Cash flows from investing activities:
Initial direct costs of right of use assets	(19)	(954)
Proceeds from sale of gathering and transportation assets	—	500
Construction of gathering and transportation assets	(1,368)	(533)
Contributions to equity affiliates	—	(298)
Net cash used in investing activities	(1,387)	(1,285)
Cash flows from financing activities:
Repayment of debt	(4,500)	(32,000)
Draw on revolving loan	1,800	5,000
Payments for offering costs	(65)	—
Debt issuance costs	(291)	(30)
Net cash used in financing activities	(3,056)	(27,030)
Net increase in cash and cash equivalents	(663)	1,149
Cash and cash equivalents, beginning of period	2,785	1,675
Cash and cash equivalents, end of period	$2,122	$2,824
Non-cash investing and financing activities:
Change in accrued capital expenditures	$136	$35
Right of use assets and operating lease obligations recognized including adjustments	$—	$5,522
Supplemental disclosures of cash flow information:
Cash paid during the period for income tax	$132	$4
Cash paid during the period for interest	$1,187	$1,122
See accompanying notes to condensed consolidated financial statements.

EVOLVE TRANSITION INFRASTRUCTURE LP and SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	Common Units		Total Capital
	Units(1)	Amount
Partners’ Deficit, December 31, 2022	7,510,186	$(222,109)	$(222,109)
Unit-based compensation programs	190,833	1,032	1,032
Net loss	—	(22,219)	(22,219)
Partners' Deficit, March 31, 2023	7,701,019	$(243,296)	$(243,296)
Unit-based compensation programs	(177,560)	11	11
Common units issued as Class C Preferred distributions	946,771	14,917	14,917
Net loss	—	(9,936)	(9,936)
Partners' Deficit, June 30, 2023	8,470,230	$(238,304)	$(238,304)
Unit-based compensation programs	(26,714)	11	11
Offering costs	—	(64)	(64)
Net loss	—	(19,584)	(19,584)
Partners' Deficit, September 30, 2023	8,443,516	$(257,941)	$(257,941)

	Common Units		Total Capital
	Units(1)	Amount
Partners’ Deficit, December 31, 2021	4,148,239	$(225,120)	$(225,120)
Unit-based compensation programs	—	76	76
Common units issued as Class C Preferred distributions	816,745	12,869	12,869
Net loss	—	(9,732)	(9,732)
Partners' Deficit, March 31, 2022	4,964,984	$(221,907)	$(221,907)
Common units issued as Class C Preferred distributions	824,064	14,377	14,377
Net loss	—	(16,570)	(16,570)
Partners' Deficit, June 30, 2022	5,789,048	(224,100)	(224,100)
Unit-based compensation programs	(108,371)	—	—
Common units issued as Class C Preferred distributions	914,755	14,413	14,413
Net loss	—	(16,014)	(16,014)
Partners' Deficit, September 30, 2022	6,595,432	$(225,701)	$(225,701)
(1) Amounts adjusted for the Reverse Split. See Note 15 “Partners’ Deficit.”
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
On May 9, 2022, we entered into a purchase and sale agreement with Kodiak, pursuant to which we sold to Kodiak additional natural gas compression equipment for a purchase price of $250 thousand. We recorded a loss of approximately $2.2 million on the sale.
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
During the three and nine months ended September 30, 2023 we recognized revenue of approximately $5.9 million and $18.3 million, respectively, under ASC 842. On May 24, 2023, but deemed effective as of March 1, 2023, Mesquite assigned all of its assets, including its interests in Eastern Catarina and Western Catarina, to TBM Catarina (such transaction, the “Mesquite Assignment”). As a result of the Mesquite Assignment, Mesquite is no longer a customer, and going forward we will be dependent on TBM Catarina as the sole customer on the Catarina Gathering System. Mesquite, and subsequently TBM Catarina, accounted for 100% of total revenue for the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, we did not record any revenue under ASC 606. We disaggregate revenue based on revenue and product type. In selecting the disaggregation categories, we considered a number of factors, including disclosures presented outside the financial statements, information reviewed internally for evaluating performance, and other factors used by the Partnership or the users of its financial statements to evaluate performance or allocate resources. We have concluded that disaggregating revenue by revenue and product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
We account for income from our unconsolidated equity method investments as earnings from equity investments in our condensed consolidated statements of operations. Earnings from these equity method investments are further discussed in Note 11 “Investments.”
Contract Balances
At September 30, 2023 and December 31, 2022, our gathering and transportation accounts receivable were approximately $4.0 million and $2.3 million, respectively, under ASC 842.
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
Amortization of the deferred A&R Gathering Agreement lease incentive for the three and nine months ended September 30, 2023, was approximately $0.3 million and $0.8 million, respectively. This amortization is recorded as a reduction to gathering and transportation lease revenues in our condensed consolidated statements of operations.
Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At September 30, 2023 and December 31, 2022, our accounts receivables from contracts with customers was zero.
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value Measurements at September 30, 2023
	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value
Fair value of warrants
Nuvve Holding Warrants	$—	$—	$—	$—
Other liabilities
Stonepeak Warrant	—	(1,328)	—	(1,328)
Total	$—	$(1,328)	$—	$(1,328)
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
As of September 30, 2023 and December 31, 2022, the estimated fair value of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximated their carrying value due to their short-term nature.

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
Nuvve Holding Warrants – The Nuvve Holding Warrants (as defined in Note 6 “Derivative and Financial Instruments”) are valued using the value of Nuvve’s common stock and the Nuvve Holding Warrants exercise price. We have therefore classified the fair value measurement of the Nuvve Holding Warrants as Level 2 and is presented within fair value of warrants on the condensed consolidated balance sheets. As of September 30, 2023, the Nuvve Holding Warrants fair value was determined to be zero.
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
Earnout Derivative – As part of the Carnero Gathering Transaction (as defined in Note 11 “Investments”), we were required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. The earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3 inputs. As of September 30, 2023 and December 31, 2022, the fair value of the earnout was determined to be zero. Our obligations to make any future earnout payments terminated upon the effectiveness of the Mesquite Assignment.

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
The following table sets forth a reconciliation of the changes in fair value of the Partnership’s Nuvve Holding Warrants for the periods indicated (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning fair value of warrants	$—	$664
Net loss on warrants	—	(664)
Ending fair value of warrants	$—	$—
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
7. DEBT
Credit Agreement
We have entered into a credit agreement with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, as amended through the date of the Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of April 10, 2023 (the “Credit Agreement”). The Credit Agreement provides a term loan of $20.0 million (the “Term Loan”) and a maximum revolving credit amount of $5.0 million (the “Revolving Loan”). The Credit Agreement matures on September 30, 2025. Borrowings under the Credit Agreement are secured by various mortgages of midstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.

Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of September 30, 2023, we had approximately $17.5 million of debt outstanding, comprised solely of the Term Loan. The Credit Agreement requires a single amortizing payment of outstanding principal on the Term Loan of $2.5 million on each of December 31, 2023, December 31, 2024 and June 30, 2025. As of September 30, 2023, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through December 31, 2023. We have approximately $5.0 million in unused borrowing capacity under the Revolving Loan. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2023.
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
At September 30, 2023, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
We are required to make mandatory amortizing payments of the outstanding principal on the Term Loan and we expect these amortizing payments will be made from our operating cash flows and other capital resources. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to make these mandatory amortizing payments.

Debt Issuance Costs
As of September 30, 2023 and December 31, 2022, our unamortized debt issuance costs were approximately $0.5 million and $0.4 million, respectively. These costs are amortized to interest expense in our condensed consolidated statements of operations over the life of our Credit Agreement. Amortization of debt issuance costs recorded during the three months ended September 30, 2023 and 2022 was approximately $0.1 million and $0.1 million, respectively. Amortization of debt issuance costs recorded during the nine months ended September 30, 2023 and 2022 was approximately $0.2 million and $0.4 million, respectively.
8. GATHERING AND TRANSPORTATION ASSETS
Gathering and transportation assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Gathering and transportation assets
Midstream assets	$183,212	$181,981
Less: Accumulated depreciation and impairment	(99,250)	(94,503)
Total gathering and transportation assets, net	$83,962	$87,478
Depreciation and Amortization. Gathering and transportation assets, are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 36 years for gathering facilities, and up to 40 years for transportation assets.
Depreciation and amortization consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization of gathering and transportation assets	$1,673	$1,688	$5,085	$5,220
Amortization of intangible assets	2,737	2,737	8,211	8,839
Total depreciation and amortization	$4,410	$4,425	$13,296	$14,059
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
The following table is a reconciliation of changes in ARO for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Asset retirement obligation, beginning balance	$5,121	$4,700
Accretion expense	340	421
Asset retirement obligation, ending balance	$5,461	$5,121
Additional AROs increase the liability associated with new gathering and transportation assets and other facilities as these obligations are incurred. Abandonments of gathering and transportation assets and other facilities reduce the liability for AROs. During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no significant expenditures for abandonments and there were no assets legally restricted for purposes of settling existing AROs.
10. INTANGIBLE ASSETS
Intangible assets are comprised of customer and marketing contracts. The intangible assets balance as of September 30, 2023 is related to the Gathering Agreement with Mesquite that was entered into as part of the 2015 acquisition of a gathering system from Mesquite (the “Catarina Gathering System”), which is located on the western portion of acreage positioned in Dimmit, La Salle and Webb counties, Texas, currently owned by TBM Catarina, as successor-in-interest to Mesquite pursuant to the Mesquite Assignment (the western portion of such acreage, “Western Catarina”). Pursuant to the Gathering Agreement, TBM Catarina, as successor-in-interest to Mesquite pursuant to the Mesquite Assignment, tenders all of its crude oil, natural gas and other hydrocarbon-based product volumes produced in Western Catarina and Eastern Catarina for processing and transportation through the Catarina Gathering System. These intangible assets are being amortized using the straight-line method over the 17-year life of the agreement. We perform a periodic review of intangible assets to identify facts and circumstances, or triggering events, that indicate the carrying value may not be recoverable.
Amortization expense for the nine months ended September 30, 2023 and 2022 was approximately $8.2 million and $8.8 million, respectively. These costs are amortized to depreciation, depletion, and amortization expense in our condensed consolidated statements of operations. The following table is a reconciliation of changes in intangible assets for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance	$106,752	$118,329
Amortization	(8,211)	(11,577)
Ending balance	$98,541	$106,752

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
As of September 30, 2023, the Partnership had paid approximately $124.7 million for its investment in Carnero JV related to the initial payments and contributed capital. The Partnership has accounted for this investment using the equity method. Targa is the operator of Carnero JV and has significant influence with respect to the normal day-to-day capital and operating decisions. We have included the investment balance in the equity investments caption on the condensed consolidated balance sheets. For the three months ended September 30, 2023, the Partnership recorded earnings of approximately $1.3 million in equity investments from Carnero JV, which was adjusted by approximately $0.3 million related to the amortization of the contractual customer intangible asset. For the nine months ended September 30, 2023, the Partnership recorded earnings of approximately $2.3 million in equity investments from the Carnero JV, which was adjusted by approximately $0.9 million related to the amortization of the contractual customer intangible asset. We have included these equity method earnings in the earnings from equity investments line within the condensed consolidated statements of operations. Cash distributions of approximately $1.7 million were received during the nine months ended September 30, 2023.

Summarized financial information of unconsolidated entities is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Sales	$57,962	$93,307
Total expenses	55,299	82,064
Net income	$2,663	$11,243
12. COMMITMENTS AND CONTINGENCIES
As part of the Carnero Gathering Transaction, we were required to pay Mesquite an earnout based on natural gas received above a threshold volume and tariff at designated delivery points from Mesquite and other producers. This earnout has an approximate value of zero as of September 30, 2023. For the nine months ended September 30, 2023, we made no payments to Mesquite related to the earnout. Our obligations to make any future earnout payments terminated upon the effectiveness of the Mesquite Assignment.
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
Indirect costs billed by SP Holdings in connection with the Shared Services Agreement are recorded as general and administrative expense (benefit) - related entities. For the nine months ended September 30, 2023 and 2022, indirect costs were recorded as a credit of approximately $1.2 million and $2.5 million, respectively.
West Texas Gas Marketing LLC
During the three months ended September 30, 2023, we sold natural gas to West Texas Gas Marketing LLC under an interruptible gas purchase contract of approximately $50.0 thousand.
Unit Ownership
As of September 30, 2023, Stonepeak owned 7,725,389 common units or 82.5% of our common units. Such common unit amounts include 900,576 common units which Stonepeak Catarina has the right to acquire upon exercise of the Stonepeak Warrant.
14. UNIT-BASED COMPENSATION
The Sanchez Production Partners LP Long-Term Incentive Plan (the “LTIP”) allows for grants of restricted common units. Restricted common unit activity under the LTIP during the nine months ended September 30, 2023, adjusted for the Reverse Split, is presented in the following table:

	Number of Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2022	119,760	$37.50
Granted	190,833	5.70
Vested	(170,000)	6.00
Returned/Cancelled	(79,300)	35.40
Outstanding at September 30, 2023	61,293	$28.79

In January 2023, the Partnership issued 20,833 restricted common units pursuant to the LTIP which vest ratably over two years. In March 2023, the Partnership issued 170,000 restricted common units pursuant to the LTIP to certain executives of the Partnership’s general partner which vested immediately as a condition of termination of the executives. In May 2023, 79,300 restricted common units were returned to the LTIP due to the departure of officers of our general partner.
As of September 30, 2023, 896,643 common units remained available for future issuance to participants under the LTIP.
The Evolve Transition Infrastructure LP 2021 Equity Inducement Award Plan (the “Inducement Plan”) allows for grants of restricted common units. Restricted common unit activity under the Inducement Plan during the nine months ended September 30, 2023, adjusted for the Reverse Split, is presented in the following table:

Number of Common Units
Outstanding at December 31, 2022	383,666
Returned/Cancelled	(124,974)
Outstanding at September 30, 2023	258,692
During the nine months ended September 30, 2023, no restricted common units were issued and 124,974 common units were forfeited and returned to the Inducement Plan. As of September 30, 2023, there are 211,308 common units available for issuance to participants under the Inducement Plan.
15. PARTNERS’ DEFICIT
Outstanding Units
As of September 30, 2023, we had 39,072,327 Class C Preferred Units outstanding and 8,443,516 common units outstanding, which included 61,293 and 258,692 unvested common units issued under the LTIP and the Inducement Plan, respectively.
Common Unit Issuances
We entered into a letter agreement with SP Holdings providing that during the period beginning with the fiscal quarter ended September 30, 2019 and continuing until the end of the fiscal quarter after the fiscal quarter in which we redeem all of our issued and outstanding Class C Preferred Units, SP Holdings agrees to delay receipt of its fees, not including reimbursement of costs. As of September 30, 2023, we have not redeemed any Class C Preferred Units and, as a result, we have not issued any common units to SP Holdings in connection with providing services under the Shared Services Agreement for any quarter following the quarter ended June 30, 2019. As of September 30, 2023, the number of units to be issued under the Shared Services Agreement is 837,223. At September 30, 2023, the value of these units was approximately $2.7 million and is recorded on the condensed consolidated balance sheets in accrued shared services fees - related entities.
Class C Preferred Units
On August 2, 2019, Stonepeak exchanged all of their current equity ownership for newly issued Class C Preferred Units and the Original Warrant in a private placement transaction (the “Exchange”).

The holders of the Class C Preferred Units receive a quarterly distribution of 14.0% per annum payable in cash. To the extent that Available Cash (as defined in our partnership agreement) is insufficient to pay the distribution in cash, all or a portion of the distribution may be paid in Class C Preferred PIK Units. Distributions are to be paid on or about the last day of each of February, May, August and November following the end of each quarter and are charged to interest expense net- related entities in our condensed consolidated statements of operations. As of January 1, 2022, Adjusted Available Cash (as defined in our partnership agreement) will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash. As of September 30, 2023, no Class C Preferred Units have been redeemed. During the nine months ended September 30, 2023 and 2022, we recorded non-cash interest expense related to the Class C Preferred Units of approximately $45.3 million and $43.2 million, respectively, which are recorded in interest expense, net - related entities on our condensed consolidated statements of operations.
The Class C Preferred Units are accounted for as a current liability on our condensed consolidated balance sheets consisting of the following (in thousands):

	September 30, 2023	December 31, 2022
Class C Preferred Units, beginning balance	$411,800	$397,387
Distribution accrual	30,357	14,413
Class C Preferred Units, ending balance	$442,157	$411,800
The table below reflects the payment of distributions on Class C Preferred Units related to the periods indicated.

Three Months Ended	Class C Preferred PIK Distribution	Date of Declaration	Date of Record	Date of Distribution
December 31, 2022	1,276,605	February 10, 2023	February 20, 2023	February 28, 2023
June 30, 2023	1,321,286	August 7, 2023	August 21, 2023	August 28, 2023
On November 16, 2020, the Partnership and Stonepeak entered into the Stonepeak Letter Agreement which provides that Stonepeak will be able to elect to receive distributions on the Class C Preferred Units in common units by providing written notice to the Partnership no later than the last day of the calendar month following the end of such quarter.
The table below reflects distributions on Class C Preferred Units which were elected to be paid in common units, related to the periods indicated.

Three Months Ended	Number of Common Units	Date of Distribution
December 31, 2021	816,745	February 22, 2022
March 31, 2022	824,064	May 20, 2022
June 30, 2022	914,755	August 22, 2022
September 30, 2022	914,755	December 28, 2022
March 31, 2023	946,771	May 22, 2023
Stonepeak Warrant
On August 2, 2019, in connection with the Exchange, the Partnership issued to Stonepeak the Original Warrant, which entitles the holder to receive junior securities of the Partnership representing ten percent of junior securities deemed outstanding when exercised. The Stonepeak Warrant expires on the later of August 2, 2026 or 30 days following the full redemption of the Class C Preferred Units. There is no strike price associated with the exercise of the Stonepeak Warrant. The Stonepeak Warrant is accounted for as a liability in accordance with ASC 480 and is presented within other liabilities on the condensed consolidated balance sheets. Changes in the fair value of the Stonepeak Warrant are charged to interest expense, net - related entities in our condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, we recorded a benefit of approximately $1.5 million and $0.2 million, respectively, related to the Stonepeak Warrant.

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
16. VARIABLE INTEREST ENTITIES
The Partnership’s investment in Carnero JV represents a variable interest entity (“VIE”) that could expose the Partnership to losses. The amount of losses the Partnership could be exposed to from Carnero JV is limited to the remaining capital investment of approximately $14.7 million.
As of September 30, 2023, the Partnership had invested approximately $124.7 million in Carnero JV and no debt has been incurred by Carnero JV. We have included this VIE in equity investments on our condensed consolidated balance sheets.
Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Partnership’s maximum exposure to loss as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Acquisitions, earnout and capital investments	$128,781	$128,781
Earnings in equity investments	(16,043)	(17,479)
Distributions received	(98,042)	(96,338)
Maximum exposure to loss	$14,696	$14,964
17. LEASES
On November 9, 2021, the Partnership entered into a Gas Compression Agreement with Kodiak to lease gas compression units from Kodiak (the “Gas Compression Agreement”). All leased units have a 36-month primary term commencing on the startup date. Following the primary term of the leased units, the Gas Compression Agreement calls for continuation of the term on a month-to-month basis until terminated with 30 days written notice.
18. SUBSEQUENT EVENTS
On October 31, 2023, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2023 in Class C Preferred PIK Units. The aggregate distribution of 1,367,531 Class C Preferred PIK Units is payable on November 28, 2023 to holders of record on November 20, 2023.
On November 10, 2023, the Partnership paid $2.5 million in principal outstanding under the Term Loan resulting in debt outstanding of $15.0 million under the Credit Agreement as of that date. Following the payment on November 10, 2023, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through December 31, 2024.

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
Developments during the Quarter Ended September 30, 2023
Removal of Trading Suspension and Withdrawal of Delisting Procedures
On June 6, 2023, the Partnership received notice (the “Delisting Notice”) from the NYSE American informing the Partnership that NYSE Regulation had determined that the Partnership was no longer suitable for listing pursuant to Section 1003(f)(v) of the Company Guide due to the low selling price of the common units. The Delisting Notice also provided that NYSE Regulation had determined to commence proceedings to delist the common units from the NYSE American due to the low selling price of the common units. NYSE American delisting procedures provided the Partnership with the right to a review of this determination by a committee of the Board of Directors of the NYSE American. On June 13, 2023, the Partnership submitted formal written notice exercising its right to a review of NYSE Regulation’s delisting determination in accordance with the NYSE American delisting procedures and awaited an oral hearing regarding the Partnership’s continued listing.
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
On July 25, 2023, the Partnership received notice from the NYSE American informing the Partnership that it has resolved the continued listing deficiency with respect to low selling price as described in Section 1003(f)(v) of the Company Guide. As a result, the staff of the NYSE Regulation withdrew its delisting determination and removed the trading suspension on the common units on the NYSE American. Accordingly, the August 8, 2023 hearing before the Panel was cancelled. The common units commenced trading on the NYSE American on Monday, July 31, 2023 under the symbol “SNMP.”
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

Completion of Reverse Split
The Partnership announced the Reverse Split of its common units on May 22, 2023. The Reverse Split was expected to be effective as of the opening of trading on June 14, 2023. On June 13, 2023, the Partnership issued a press release announcing that it was amending the date for the previously announced Reverse Split due to the fact that the Reverse Split was subject to review by the Financial Industry Regulatory Authority (“FINRA”) as a result of the common units initiating trading on the over-the-counter market on June 7, 2023.
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
Stonepeak Election
On August 7, 2023, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended June 30, 2023 in Class C Preferred PIK Units. The aggregate distribution of 1,321,286 Class C Preferred PIK Units was paid on August 28, 2023 to holders of record on August 21, 2023.
Partnership Agreement Amendment No. 3
On July 17, 2023, our general partner entered into Amendment No. 3 to our partnership agreement to make necessary and appropriate changes in connection with the Reverse Split.
Commencement of Marketing Process
On July 24, 2023, the Partnership commenced a marketing process for the sale of all or substantially all of the Partnership’s assets.
Subsequent Events
On October 31, 2023, the Partnership received written notice of Stonepeak’s election to receive distributions on the Class C Preferred Units for the quarter ended September 30, 2023 in Class C Preferred PIK Units. The aggregate distribution of 1,367,531 Class C Preferred PIK Units is payable on November 28, 2023 to holders of record on November 20, 2023.
On November 10, 2023, the Partnership paid $2.5 million in principal outstanding under the Term Loan resulting in debt outstanding of $15.0 million under the Credit Agreement as of that date. Following the payment on November 10, 2023, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through December 31, 2024.
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

The following table sets forth a reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP performance measure, for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
Net loss	$(19,584)	$(9,936)	$(51,739)	$(42,317)
Adjusted by:
Interest expense, net	462	457	1,435	1,465
Interest expense, net - related entities	16,227	10,685	43,751	43,085
Income tax expense	16	18	54	96
Depreciation and amortization	4,410	4,442	13,296	14,059
Accretion expense	116	113	340	312
Loss on sale of assets	—	—	—	4,408
Unit-based compensation expense	11	11	33	53
Unit-based asset management fees	770	(3,829)	(1,163)	(2,489)
Distributions in excess of equity earnings	(50)	1,013	1,203	4,720
Loss on mark-to-market activities	—	—	—	664
Adjusted EBITDA	$2,378	$2,974	$7,210	$24,056
Significant Operational Factors
Throughput
The following table sets forth selected throughput data pertaining to the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
Catarina Gathering System:
Oil (MBbl/d)	3.4	3.7	3.7	4.6
Natural gas (MMcf/d)	52.8	53.6	54.4	65.0
Water (MBbl/d)	—	—	—	0.6

Results of Operations
Three months ended September 30, 2023 compared to three months ended June 30, 2023
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,	June 30,
	2023	2023	Variance
Revenues:
Gathering and transportation lease revenues	$5,918	$6,042	$(124)	(2)%
Total revenues	5,918	6,042	(124)	(2)%
Expenses
Operating expenses
Transportation operating expenses	2,508	2,424	84	3%
General and administrative expenses	1,966	1,964	2	—%
General and administrative expense (benefit) - related entities	770	(3,829)	4,599	NM (a)
Unit-based compensation expense	11	11	—	—%
Depreciation and amortization	4,410	4,442	(32)	(1)%
Accretion expense	116	113	3	3%
Total operating expenses	9,781	5,125	4,656	91%
Other (income) expense
Interest expense, net	462	457	5	1%
Interest expense, net - related entities	16,227	10,685	5,542	52%
Earnings from equity investment	(984)	(307)	(677)	NM (a)
Total other expenses	15,705	10,835	4,870	45%
Total expenses	25,486	15,960	9,526	60%
Loss before income taxes	(19,568)	(9,918)	(9,650)	97%
Income tax expense	16	18	(2)	(11)%
Net loss	$(19,584)	$(9,936)	$(9,648)	97%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $0.1 million or 2%, to approximately $5.9 million for the three months ended September 30, 2023 compared to approximately $6.0 million for the three months ended June 30, 2023. This decrease was primarily the result of a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $0.1 million, or 3%, to approximately $2.5 million for the three months ended September 30, 2023 compared to approximately $2.4 million for the three months ended June 30, 2023. This increase was due to an increase in non-recurring maintenance.
General and administrative expenses. General and administrative expenses include office expenses, professional fees and other costs not directly associated with field operations. Our general and administrative expense was consistent for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.

General and administrative expense (benefit) - related entities. General and administrative expense (benefit) - related entities include indirect costs billed by SP Holdings in connection with the Shared Services Agreement. Our general and administrative expenses for related entities increased by approximately $4.6 million to an expense of approximately $0.8 million for the three months ended September 30, 2023 compared to a benefit of approximately $3.8 million for the three months ended June 30, 2023. The increase was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $4.6 million due to the volatility in the market price of our common units during the periods.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Our depreciation and amortization expense was consistent for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.
Interest expense, net. Interest expense consists of cash interest expense and amortization of debt issuance costs from borrowings under the Credit Agreement. Interest expense increased approximately $5.0 thousand, or 1%, to approximately $462.0 thousand for the three months ended September 30, 2023 compared to approximately $457.0 thousand for the three months ended June 30, 2023. This increase was the result of rising interest rates impacting the applicable borrowing rates under the Credit Agreement.
Interest expense, net - related entities. Interest expense, net - related entities consists of distributions on the Class C Preferred Units and the non-cash change in fair value of the Stonepeak Warrant. Interest expense, net - related entities increased approximately $5.5 million, or 52%, to approximately $16.2 million for the three months ended September 30, 2023 compared to approximately $10.7 million for the three months ended June 30, 2023. This increase was the result of an increase in the price of our common units which caused the Stonepeak Warrant value to increase, and an increase in the value of the distribution of the Class C Preferred Units.
Earnings from equity investment. Earnings from equity investments increased approximately $0.7 million, to earnings of approximately $1.0 million for the three months ended September 30, 2023 compared to earnings of approximately $0.3 million for the three months ended June 30, 2023. This increase was primarily the result of an increase in throughput.
Income tax expense. Income tax expense decreased approximately $2.0 thousand, or 11%, to approximately $16.0 thousand for the three months ended September 30, 2023 compared to an expense of approximately $18.0 thousand for the three months ended June 30, 2023. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Results of Operations
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table sets forth the selected financial and operating data pertaining to our continuing operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Variance
Revenues:
Gathering and transportation lease revenues	$18,332	$29,399	$(11,067)	(38)%
Total revenues	18,332	29,399	(11,067)	(38)%
Expenses
Operating expenses
Transportation operating expenses	7,450	6,943	507	7%
General and administrative expenses	6,313	8,775	(2,462)	(28)%
General and administrative benefit - related entities	(1,163)	(2,489)	1,326	(53)%
Unit-based compensation expense	33	53	(20)	(38)%
Loss on sale of assets	—	4,408	(4,408)	(100)%
Depreciation and amortization	13,296	14,059	(763)	(5)%
Accretion expense	340	312	28	9%
Total operating expenses	26,269	32,061	(5,792)	(18)%
Other (income) expense
Interest expense, net	1,435	1,465	(30)	(2)%
Interest expense, net - related entities	43,751	43,085	666	2%
Earnings from equity investment	(1,436)	(5,688)	4,252	(75)%
Other (income) expense	(2)	697	(699)	(100)%
Total other expenses	43,748	39,559	4,189	11%
Total expenses	70,017	71,620	(1,603)	(2)%
Loss before income taxes	(51,685)	(42,221)	(9,464)	22%
Income tax expense	54	96	(42)	(44)%
Net loss	$(51,739)	$(42,317)	$(9,422)	22%
(a)Variances deemed to be Not Meaningful “NM.”
Gathering and transportation lease revenues. Gathering and transportation lease revenues decreased approximately $11.1 million, or 38%, to approximately $18.3 million for the nine months ended September 30, 2023 compared to approximately $29.4 million for the nine months ended September 30, 2022. This decrease was primarily the result of a decrease in the tariff charged for hydrocarbons transported on Eastern Catarina under the A&R Gathering Agreement, effective as of April 1, 2022, as well as a decrease in throughput.
Transportation operating expenses. Our transportation operating expenses generally consist of equipment rentals, chemicals, treating, metering fees, permit and regulatory fees, labor, minor maintenance, tools, supplies and pipeline integrity management expenses and ad valorem taxes. Our transportation operating expenses increased by approximately $0.5 million, or 7%, to approximately $7.5 million for the nine months ended September 30, 2023 compared to approximately $6.9 million for the nine months ended September 30, 2022. This increase was primarily due to replacing previously owned equipment with leased equipment and rising costs for chemicals, labor, maintenance, tools and supplies as a result of recent inflation and ongoing supply chain constraints. This increase was slightly offset by a decrease in throughput.

General and administrative expenses. General and administrative expenses include office expenses, professional fees and other costs not directly associated with field operations. General and administrative expenses decreased by approximately $2.5 million, or 28%, to approximately $6.3 million for the nine months ended September 30, 2023 compared to approximately $8.8 million for the nine months ended September 30, 2022. The decrease was primarily the result of a reduction in professional fees surrounding the disputed rate charged on Western Catarina Midstream and the A&R Gathering Agreement.
General and administrative benefit - related entities. General and administrative benefit - related entities includes indirect costs billed by SP Holdings in connection with the Shared Services Agreement. Our general and administrative benefit for related entities increased by approximately $1.3 million to a benefit of approximately $1.2 million for the nine months ended September 30, 2023 compared to a benefit of approximately $2.5 million for the nine months ended September 30, 2022. The increase was primarily the result of the mark-to-market impact on indirect costs billed in connection with the Shared Services Agreement of approximately $1.3 million due to the volatility in the market price of our common units during the periods.
Loss on sale of assets. The loss on sale of assets during the nine months ended September 30, 2022, was approximately $4.4 million. This loss was the result of the sale of the natural gas compression equipment included in the Kodiak Sale which was replaced with leased equipment.
Depreciation and amortization expense. Gathering and transportation assets are stated at historical acquisition cost, net of any impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 5 to 15 years for equipment and up to 36 years for gathering facilities. Depreciation and amortization expense decreased by approximately $0.8 million, or 5% to approximately $13.3 million for the nine months ended September 30, 2023 compared to approximately $14.1 million for the nine months ended September 30, 2022. This decrease was primarily the result of the Kodiak Sale. Additionally, the A&R Gathering Agreement extended the expected life of the customer contract intangible asset which reduced the amortization amount recognized by period.
Interest expense, net. Interest expense consists of cash interest expense and amortization of debt issuance costs from borrowings under the Credit Agreement. Our interest expense was consistent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Interest expense, net - related entities. Interest expense, net - related entities consists of distributions on the Class C Preferred Units and the non-cash change in fair value of the Stonepeak Warrant. Interest expense, net - related entities increased approximately $0.7 million, or 2%, to approximately $43.8 million for the nine months ended September 30, 2023 compared to approximately $43.1 million for the nine months ended September 30, 2022. This increase in expense was due to the Class C Preferred Units distributions increasing as the principal balance increased between periods.
Earnings from equity investment. Earnings from equity investments decreased approximately $4.3 million, or 75%, to earnings of approximately $1.4 million for the nine months ended September 30, 2023 compared to earnings of approximately $5.7 million for the nine months ended September 30, 2022. This decrease in earnings was a result of the expiration of a minimum volume commitment contained in a gathering and transportation agreement to which Carnero JV is a party in April 2022.
Other (income) expense. Other (income) expense includes the mark-to-market impact of the Nuvve Holding Warrants as well as other expenses and income not associated with our operations. Other income for the nine months ended September 30, 2023 was approximately $2.0 thousand compared to other expense of approximately $0.7 million during the nine months ended September 30, 2022. The expense for the nine months ended September 30, 2022 was related to a reduction in the fair value of the Nuvve Holding Warrants to zero. For the nine months ended September 30, 2023, the fair value of the Nuvve Holding Warrants remained at zero.
Income tax expense. Income tax expense decreased approximately $42.0 thousand, or 44%, to approximately $54.0 thousand for the nine months ended September 30, 2023 compared to an expense of approximately $96.0 thousand for the nine months ended September 30, 2022. The decrease in income tax expense resulted from a decrease in taxable margin over the comparable periods.

Liquidity and Capital Resources
As of September 30, 2023, we had approximately $2.1 million in cash and cash equivalents and $5.0 million available for borrowing under the Credit Agreement, as discussed further below. Adjusted Available Cash (as defined in our partnership agreement), if any, will be distributed to holders of the Class C Preferred Units to redeem a number of Class C Preferred Units to be determined based on the amount of Adjusted Available Cash.
During the three and nine months ended September 30, 2023, we paid approximately $0.4 million and approximately $1.2 million, respectively, in cash for interest on borrowings under our Credit Agreement. During the three and nine months ended September 30, 2023, we recorded interest expense related to the Class C Preferred Units of approximately $15.4 million and $45.3 million, respectively, which is recorded in interest expense, net - related entities on our consolidated statements of operations. These are non-cash interest expense items.
Our capital expenditures during the nine months ended September 30, 2023 were funded with cash on hand. In the future, capital and liquidity are anticipated to be provided by operating cash flows, borrowings under our Credit Agreement, sale of certain non-commercial assets and proceeds from the issuance of additional debt, additional common units or other limited partner interests. We expect that the combination of these capital resources will be adequate to meet our short-term working capital requirements and long-term capital expenditures program. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, operating expenses or any cash distributions that we may make to unitholders.
We believe that our balances of cash, cash equivalents, cash generated from operations, borrowings under the Credit Agreement will be sufficient to satisfy cash requirements over the next twelve months, including relating to working capital, amortizing debt payments on the Term Loan, and maintenance and expansion capital expenditures. We may also consider issuing additional debt, common units, or other partnership interests. However, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain our current debt level, planned levels of capital expenditures, or operating expenses.
Credit Agreement
The Credit Agreement provides a Term Loan of $20.0 million and a Revolving Loan with a maximum revolving credit amount of $5.0 million. The Term Loan and Revolving Loan both have a maturity date of September 30, 2025. Borrowings under the Credit Agreement are secured by various mortgages of midstream properties that we own as well as various security and pledge agreements among us, certain of our subsidiaries and the administrative agent.
Borrowings under the Credit Agreement are available for limited direct investment in midstream properties, acquisitions, and working capital and general business purposes. The Credit Agreement has a sub-limit of up to $2.5 million which may be used for the issuance of letters of credit. As of September 30, 2023, we had approximately $17.5 million of debt outstanding, comprised solely of the Term Loan. The Credit Agreement requires a single amortizing payment of outstanding principal on the Term Loan of $2.5 million on each of December 31, 2023, December 31, 2024 and June 30, 2025. As of September 30, 2023, we have met our mandatory amortizing payments of outstanding principal on the Term Loan through December 31, 2023. We have approximately $5.0 million in unused borrowing capacity under the Revolving Loan. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2023.
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
At September 30, 2023, we were in compliance with the financial covenants contained in the Credit Agreement. We monitor compliance on an ongoing basis. If we are unable to remain in compliance with the financial covenants contained in our Credit Agreement or maintain the required ratios discussed above, the lenders could call an event of default and accelerate the outstanding debt under the terms of the Credit Agreement, such that our outstanding debt could become then due and payable. We may request waivers of compliance from the violated financial covenants from the lenders, but there is no assurance that such waivers would be granted.
Sources of Debt and Equity Financing
As of September 30, 2023, we had approximately $17.5 million of debt outstanding under the Term Loan and $0.0 million debt outstanding under the Revolving Loan, leaving us with approximately $5.0 million in unused borrowing capacity. There were no letters of credit outstanding under our Credit Agreement as of September 30, 2023. Our Credit Agreement matures on September 30, 2025.
Operating Cash Flows
We had net cash flows provided by operating activities for the nine months ended September 30, 2023 of approximately $3.8 million, compared to net cash flows provided by operating activities of approximately $29.5 million for the same period in 2022. This decrease was primarily the result of a decrease in the tariff charged for hydrocarbons transported on Eastern Catarina under the A&R Gathering Agreement, effective as of April 1, 2022, in addition to a cash settlement of a disputed receivable balance related to prior periods as well as a decrease in throughput.
Our operating cash flows are subject to many variables, the most significant of which is the volume of oil and natural gas transported through our midstream assets. Our future operating cash flows will depend on oil and natural gas transported through our midstream assets.
Investing Activities
We had net cash flows used in investing activities for the nine months ended September 30, 2023, of approximately $1.4 million, substantially all of which were related to midstream activities.
We also had net cash flows used in investing activities for the nine months ended September 30, 2022, of approximately $1.3 million, which related to indirect costs of right of use assets offset by the proceeds from the Kodiak Sale.

Financing Activities
Net cash flows used in financing activities was approximately $3.1 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we repaid borrowings of approximately $2.7 million under our Credit Agreement.
Net cash flows used in financing activities was approximately $27.0 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we repaid borrowings of approximately $27.0 million under our Credit Agreement.
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
As of September 30, 2023, there were no changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The policies disclosed included the accounting for gathering and transportation assets and revenue recognition. Please read Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Principal Executive Officer/Principal Financial Officer of the general partner of SNMP has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 (the “Evaluation Date”). Based on such evaluation, the Principal Executive Officer/Principal Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Evolve Transition Infrastructure LP

	By:	Evolve Transition Infrastructure GP LLC, its general partner

Date: November 13, 2023	By:	/s/ Charles C. Ward
Charles C. Ward
Interim Chief Executive Officer, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)